Form 10-K
period 2021-12-31
Apollo Debt Solutions BDC
filed 2022-03-30
CIK 1837532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission File Number: 814-01424

APOLLO DEBT SOLUTIONS BDC

(Exact name of Registrant as specified in its charter)

c

Delaware	86-1950548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 West 57th Street New York, New York	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 515-3450

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Class S Common shares of beneficial interest, par value $0.01

Class D Common shares of beneficial interest, par value $0.01

Class I Common shares of beneficial interest, par value $0.01

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” , “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Smaller reporting company	☐
Accelerated filer	☐	Emerging growth company	☒
Non-accelerated filer	☒

(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2021, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).

The number of shares of the Registrant’s Common Shares, $0.01 par value per share, outstanding as of March 30, 2022 was 52,956,107 Class I common shares and 1,831,176 Class S common shares. As of March 30, 2022, there were no Class D common shares outstanding.

APOLLO DEBT SOLUTIONS BDC

Risk Factor Summary

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section titled “Item 1A. Risk Factors” in this report.

Risks Related to Our Business and Structure

•
We are a relatively new company and have a limited operating history and our ability to achieve our investment objective depends on the ability of the Adviser to manage and support our investment process largely through relationships with private equity sponsors, investment banks and commercial banks.
•
Our Board of Trustees (“Board”) may in certain circumstances change our operating policies and strategies or amend our Declaration of Trust without prior notice or shareholder approval.
•
Price declines in the medium and large-sized U.S. corporate debt market may adversely affect the fair value of our portfolio.
•
We may face increasing competition for investment opportunities, have difficulty sourcing investment opportunities and experience fluctuations in our quarterly results.
•
As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
•
There is a risk that investors in our shares may not receive distributions or that our distributions may decrease over time.
•
Although we expect to adopt a share repurchase program, we have discretion to repurchase shares at a disadvantageous time to our shareholders, not repurchase such shares or to suspend any share repurchase program.
•
Efforts to comply with regulations applicable to a public company will involve significant expenditures, and noncompliance with such regulations may adversely affect us.
•
General economic conditions could adversely affect the performance of our investments.
•
The outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. and global economy and is expected to have a materially adverse impact on our financial condition and results of operations.
•
The United Kingdom’s exit from the European Union may create significant risks and uncertainty for global markets and the Company’s investments.
•
The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.
•
Inflation may adversely affect business and operations and those of our portfolio companies.
•
Disruptions to the global supply chain may have adverse impact on our portfolio companies and, in turn, harm us.

Risks Related to Our Investments

•
We generally will not control our portfolio companies and our investments in prospective portfolio companies may be risky.
•
Our portfolio companies may be highly leveraged, incur debt that ranks equally with, or senior to, our investments in such companies and breach covenants or default on such debt.
•
We will be exposed to risks associated with changes in interest rates.
•
Second priority liens on collateral securing debt investments that we make to our portfolio companies may be subject to control by senior creditors with first priority liens.
•
Economic recessions or downturns could impair our portfolio companies and adversely affect our operating results.
•
Our portfolio may be concentrated in a limited number of industries, which may subject us to specific risks.

Risks Related to the Adviser and Its Affiliates; Conflicts of Interest

•
The Adviser and its affiliates, including our officers and some of our Trustees, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.
•
We may be obligated to pay the Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.
•
The Adviser relies on key personnel, the loss of any of whom could impair its ability to successfully manage us.

Risks Related to Business Development Companies

•
The requirement that we invest a sufficient portion of our assets in Qualifying Assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in Qualifying Assets could result in our failure to maintain our status as a BDC.
•
Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes.

Risks Related to Debt Financing

•
When we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.
•
Provisions in a credit facility may limit our investment discretion and we may default under our credit facilities.

Federal Income Tax Risks

•
We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.
•
Our portfolio investments may present special tax issues.
•
Legislative or regulatory tax changes could adversely affect investors.

Risks Related to an Investment in the Shares

•
If we are unable to raise substantial funds, then we will be more limited in the number and type of investments we may make, our expenses may be higher relative to our total assets, and the value of your investment in us may be reduced in the event our assets under-perform.
•
An investment in our shares involves a high degree of risk, our NAV may fluctuate significantly, and our shares will have limited liquidity.
•
Shareholders may experience dilution.

PART I

Item 1. Business

Apollo Debt Solutions BDC (the “Company,” “we”, “us”, or “our”) is a Delaware statutory trust formed on December 4, 2020. The Company was formed primarily to invest primarily in private credit opportunities in directly originated assets, including loans and other debt securities, made to or issued by large private U.S. borrowers, with a strong emphasis on senior secured lending. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is externally managed by Apollo Credit Management, LLC. The Adviser is an affiliate of Apollo Global Management, Inc. and its consolidated subsidiaries (“AGM”, or “Apollo”). The Company intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2021, the Company had not commenced its investing activities.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. The Company plans to invest primarily in private credit opportunities in directly originated assets, including loans and other debt securities, made to or issued by large private U.S. borrowers, which we generally define as companies with more than $75 million in EBITDA, as may be adjusted for market disruptions, mergers and acquisitions-related charges and synergies, and other items. While most of our investments will be in private U.S. companies (subject to compliance with BDC regulatory requirement to invest at least 70% of its assets in private U.S. companies), we also expect to invest from time to time in European and other non-U.S. companies. Our portfolio may also include equity interests such as common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. Under normal circumstances, we will invest directly or indirectly at least 80% of our total assets (net assets plus borrowings for investment purposes) in debt instruments of varying maturities. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Apollo funds. From time to time, we may co-invest with other Apollo funds.

Most of the debt instruments we invest in are unrated or rated below investment grade, which is often an indication of size, credit worthiness and speculative nature relative to the capacity of the borrower to pay interest and principal. Generally, if our unrated investments were rated, they would be rated below investment grade. These securities, which are often referred to as “junk” or “high yield”, have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and are illiquid.

We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but we do not generally intend to enter into any such derivative agreements for speculative purposes. Any derivative agreements entered into for speculative purposes are not expected to be material to the Fund’s business or results of operations. These hedging activities, which will be in compliance with applicable legal and regulatory requirements, may include the use of futures, options and forward contracts. We will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

We intend to employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act; which currently allows us to borrow up to a 2:1 debt to equity ratio. We intend to use leverage in the form of borrowings, including loans from certain financial institutions and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by the Company.

Our investment strategy is expected to capitalize on Apollo’s scale and reputation in the market as an attractive financing partner to acquire our target investments at attractive pricing. We also expect to benefit from Apollo’s reputation and ability to transact in scale with speed and certainty, and its long-standing and extensive relationships with private equity firms that require financing for their transactions.

Most of our investments will be in private U.S. companies (subject to compliance with BDCs’ requirement to invest at least 70% of its assets in private U.S. companies). We also expect to invest to some extent in European and other non-U.S. companies, but we do not expect to invest in emerging markets.

As a BDC, at least 70% of our assets must be the type of “qualifying” assets listed in Section 55(a) of the 1940 Act, as described herein, which are generally privately-offered securities issued by U.S. private or thinly-traded companies. We may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments, such as investments in non-U.S. companies.

The loans in which we invest will generally pay floating interest rates based on a variable base rate. The senior secured loans, unitranche loans and senior secured bonds in which we will invest generally have stated terms of five to eight years, and the mezzanine, unsecured or subordinated debt investments that we may make will generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and five years. However, there is no limit on the maturity or duration of any security we may hold in our portfolio. Loans and securities purchased in the secondary market will generally have shorter remaining terms to maturity than newly issued investments. We expect most of our debt investments will be unrated. Our debt investments may also be rated by a nationally recognized statistical rating organization, and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. or lower than “BBB-” by Standard & Poor’s Ratings Services). We expect that our unrated debt investments will generally have credit quality consistent with below investment grade securities. In addition, we may invest in collateralized loan obligations (“CLOs”) and will generally have the right to receive payments only from the CLOs, and will generally not have direct rights against the underlying borrowers or entities that sponsored the CLOs.

We are currently offering on a continuous basis up to $5.0 billion of common shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission. The Company expects to offer to sell any combination of three classes of common shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. Until the release of proceeds from escrow, the per share purchase price for common shares in the primary offering will be $25.00 per share. Thereafter, the purchase price per share for each class of common shares will equal the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. Apollo Global Securities, LLC (the “Intermediary Manager”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the offering.

The Company will accept purchase orders and hold investors’ funds in an interest-bearing escrow account until the Company receives purchase orders for at least $100.0 million, excluding shares purchased by the Adviser, its affiliates and trustees and officers, in any combination of purchases of Class S shares, Class D shares and Class I shares, and the Company’s Board of Trustees (the “Board”) has authorized the release of funds in the escrow account.

On July 22, 2021, an affiliate of the Adviser purchased 2,000 shares of the Company’s common shares of beneficial interest at $25.00 per share.

As of January 7, 2022, the Company had satisfied the minimum offering requirement, and the Company’s Board of Trustees had authorized the release of proceeds from escrow. As of such date, the Company issued and sold 26,258,912 shares (consisting entirely of Class I shares; no Class S or Class D shares were issued or sold as of such date), and the escrow agent released net proceeds of approximately $657 million to the Company as payment for such shares. Apollo and its employees, including the Company’s executive officers, owned approximately $3 million of shares as of January 7, 2022.

COVID-19 Update

Equity, debt, lending and other financial markets have experienced significant volatility related to the COVID-19 pandemic. Although many markets have experienced varying degrees of recovery since the initial outbreak of COVID-19, the future impact of the pandemic on financial markets and the Company and its investments is still uncertain. See “Item 1A. Risk Factors” for additional risks around COVID-19 and its impact on the Company.

The Adviser and the Administrator

The Fund’s investment activities will be managed by Apollo Credit Management, LLC, an investment adviser registered with the SEC under the Advisers Act. Our Adviser will be responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.

Apollo Credit Management, LLC, as our Administrator, will provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of our Board of Trustees, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services.

The Adviser is an affiliate of Apollo and is led by substantially the same investment personnel as Apollo. As such, our Adviser has access to the broader resources of Apollo, subject to Apollo’s policies and procedures regarding the management of conflicts of interest.

Apollo is a longstanding and leading global alternative asset manager with approximately $497.6 billion of AUM as of December 31, 2021. Apollo operates its three primary business segments, private equity, credit and real assets, in a fully integrated manner, which Apollo believes is distinct from other comparable alternative investment managers. By collaborating across disciplines, with each business unit contributing to, and drawing from, Apollo’s shared information and experience, Apollo believes the Fund is well-positioned to invest across asset classes. Apollo has developed what it believes to be a differentiated approach to credit investing that allows it to adapt to changing market environments and to source what it believes to be attractive risk-adjusted investment opportunities in both expansionary and recessionary environments. Apollo’s differentiated investment strategy requires a willingness and strength of conviction to go “against the grain” of what other investors may be doing, and a desire and ability to tackle transaction complexity in a variety of forms. Apollo believes that its experience has shown that complexity, whether in the form of business, regulatory or legal complexity, can obscure a company or an investment’s inherent value. By pursuing what Apollo believes to be complex transactions that other investors either are not willing to undertake or do not possess the skill set to understand, Apollo believes it has been able to find opportunities where competition is limited, in turn, generating attractive risk-adjusted returns. The Adviser draws upon Apollo’s more than 30 year history and benefits from the broader firm’s significant capital markets, trading and research expertise developed through investments in many core sectors in over 200 companies since inception.

Our objective is to bring Apollo’s leading credit investment platform to the non-exchange traded BDC industry.

Market Opportunity

Apollo believes there is an opportunity to lend to large private U.S. borrowers who cannot or do not want to access the broadly syndicated loan market or are too big for the private middle market. Apollo believes that a confluence of secular and cyclical changes is giving rise to unmet demand for scaled direct origination solutions among large corporate borrowers. The robust growth in private credit following the GFC has given rise to the formation of hundreds of private lenders and origination platforms, primarily focused on the competitive middle market, sponsor-backed channel. We believe the influx of capital has led to the degradation of lending standards and credit quality have come to mirror that of the broadly syndicated loan market, resulting in exposure to late cycle market risks. Nonetheless, Apollo believes the conditions that sustained the rapid growth in private credit are still at play today and are migrating toward larger corporate issuers. Banks’ regulations and reduced risk appetite continue to restrict access to efficient financing solutions. The broadly syndicated loan market also continues to exhibit late cycle behavior, further threatening its viability in a distress scenario. Moreover, private equity continues to grow unabated as scaled alternative funding solutions enable companies to stay private longer, a dynamic that is beginning to take hold in credit markets.

In addition to investing in senior secured loans generally, we believe that the Company’s investment strategy represents a differentiated approach to private credit investing and seeks to provide investors with attractive, downside-protected returns. More specifically, Apollo believes that the following characteristics distinguish the Company as a compelling investment opportunity.

Significant Current Market Opportunity. Today, there is $2.6 trillion of loans outstanding to large corporate borrowers (both public and private), of which private credit lenders make up only 3%. This is compared to a 16% penetration rate in the $1.2 trillion middle market loan market and a 33% penetration rate in the $400 billion small corporate loan market. (Source: Bank of America Merrill Lynch as of September 2019.) There is currently a dearth of available alternative financing solutions for large corporate issuers outside of the broadly syndicated debt markets, yet a growing demand for streamlined financing solutions irrespective of the market environment. Further, Apollo believes that the current market conditions and uncertain economic backdrop have expanded and accelerated the large corporate direct lending opportunity. Markets face what Apollo believes will be an extended recovery that will progress in phases and be prone to periods of volatility. Broadly syndicated debt markets are highly sensitive to market conditions, and as with prior periods of volatility, the recent crisis related to COVID-19 has led financing markets to recoil, restricting banks’ ability to provide funding to many large corporate issuers. Apollo believes this will enable the Company to secure favorable pricing and more rigorous structural protections and driving value for the benefit of the Company. Apollo believes that this opportunity is only accessible to scaled alternative asset managers with significant relationships and cycle-tested investing expertise, and that the Company is therefore well-positioned to capitalize on the growing opportunity set.

Proprietary Sourcing Engine Provides a Significant Barrier to Entry. Across its global platform, Apollo has found that deal flow is often driven by relationships, and that having a strong reputation and an established network can ultimately lead to exclusive investment opportunities. Apollo believes that the Company will benefit from the expansive networks that have been cultivated by both Apollo’s Private Equity and Credit businesses over the past 30 years. Apollo’s leading private equity franchise has a deep bench of investment professionals and operating executives who have established strong and long-lasting relationships with industry executives and leading management teams. Through Apollo private equity funds’ ownership of over 150 portfolio companies since inception, Apollo has established deep understanding across a variety of businesses, which we believe will enable us to uncover idiosyncratic opportunities, including in out-of-favor industries. At the same time, the scale and breadth of the Apollo Credit platform is expected to be the primary sourcing engine for the Company. Apollo Global Corporate Credit (“GCC”) oversees over 900 credit relationships and its managed funds are current lenders to approximately 750 companies worldwide. As a result, members of the GCC team are in frequent dialogue with management teams and intermediaries, enabling visibility into a given company’s financing needs as well as opportunities to organically grow existing lending relationships. Apollo believes that its ability to leverage its incumbency to source deals directly with large corporate borrowers creates a meaningful barrier to entry, especially given that we believe direct lending managers primarily rely on the sponsor-backed channel to source opportunities. We believe our deep relationships across both corporate and sponsors will allow us to create a differentiated portfolio. Today, Apollo funds own over $20 billion in loans to portfolio companies of Apollo’s top 30 sponsors as of December 31, 2020. Additionally, Apollo-managed CLOs and CLOs managed by Redding Ridge Asset Management LLC and its affiliates, a CLO manager established by Apollo, have over $18 billion in outstanding CLOs to 1,500 issuers as of December 31, 2020, further broadening Apollo’s global lending footprint. Importantly, Apollo’s credit business is one of the largest lending counterparties to Wall Street, having traded approximately $95 billion in 2020 alone . This level of trading volume often results in Apollo being provided with an early or first look from the dealer community, which Apollo believes will put the Company in a position to access challenged syndications at attractive terms during periods of volatility. Through these various touchpoints, Apollo has established a combination of robust networks and proprietary relationships that it believes will enable the Company to source highly attractive opportunities, often on a proprietary basis.

Apollo’s Status as a Preferred Lending Counterparty. Apollo has developed a reputation as a differentiated lending partner due to its scale and ability to design creative capital solutions across capital structures, particularly in complex situations. Apollo believes that the Company will be able to underwrite and commit to large transactions, streamlining the execution process for borrowers and enabling them to only interface with a single counterparty, due to the breadth and scale of Apollo’s capital base, which for this purpose includes numerous long-standing co-investment relationships and syndication capabilities with credit market investors. Apollo’s scale is augmented by Apollo Global Securities, LLC (“AGS” or the “Intermediary Manager”), Apollo’s affiliated broker-dealer and our intermediary manager, which, leveraging its targeted approach and close relationships with large institutional investors, has syndicated approximately $15 billion of debt since 2016. Being the sole or primary lender in size also facilitates alignment and a partnership mentality that is differentiated from traditional lending relationships. Additionally, our underwriting and structuring ability coupled with company and sector-specific insights across the Apollo platform is expected to enable Apollo to embrace complexity and provide bespoke capital solutions tailored to borrowers’ unique financing needs, including greater certainty of funding at specified terms or within compressed timetables. Apollo believes that the Company augments Apollo’s ability to leverage its reputation as a preferred lending partner to selectively source proprietary opportunities in large corporate direct lending. Based on our experience in the large corporate direct lending market, we believe that the Company has an advantage in its ability to provide capital in scale with greater certainty of closing as well as to deliver strategic partner-like benefits.

Focus on Downside Protection. Consistent with Apollo’s value-orientation, the Company intends to take a conservative investment approach, employing a rigorous, bottom-up, private equity-style underwriting, coupled with detailed transaction structuring to mitigate risk. Apollo has significant structuring experience and believes the Company will be able to leverage the Apollo Credit platform’s incumbency and status as a preferred lending partner to bilaterally negotiate highly structured, senior secured loans that are tailored to address the unique risks of a given corporate borrower. The Company intends to invest primarily in senior term loans that, coupled with robust covenant packages restricting incremental debt incurrence and restricted payments, are intended to provide downside protection in the form of a priority, undiluted claim on underlying collateral. Apollo believes that due to the Apollo’s experience with its managed funds investing across the capital structure, the Company will be able to consider investment structures that are different, and oftentimes more complex, than other investors.

High Degree of Credit Selectivity. Apollo believes that credit selectivity in every market environment is a critical driver of performance. By virtue of our value-driven investment approach emphasizing downside protection, Apollo’s GCC business has experienced a 0.1% annual average default rate, as compared to a 2.9% annual average default rate within the broader leveraged loan market. Even in an event of default, Apollo’s GCC business has seen substantially higher recovery rates as compared to the broader market, experiencing a 73% recovery rate as compared to 61% for the broader leveraged loan market. Given the size of the market opportunity in large corporate direct lending, Apollo believes that the Company is well-positioned to exercise quality credit selection in any market environment.

Strong Alignment with Apollo-affiliated Capital. Apollo has structured the Company such that the Company and Apollo-affiliated capital will generally be aligned, leveraging the same monitoring and risk management capabilities within Apollo’s credit business and, except as described below, owning the same loans at the same price. Apollo-affiliated capital includes Apollo-managed funds and accounts, Apollo employee commitments and commitments from Apollo.

Strong Apollo Sponsorship and Integrated Business Model. Apollo operates its global franchise as an integrated investment platform with each of private equity, credit and real assets contributing to and drawing from Apollo’s information and experience, thereby providing investment opportunities and intellectual capital to all of its businesses. In the process of screening, executing and monitoring investments across businesses, Apollo has developed valuable relationships with well-regarded sponsors, leading management teams, consultants and other intermediaries, which further drives high-quality deals and thoughtful insights during the investment process. Apollo believes the Company will benefit from the wealth of knowledge, experience and capabilities across asset classes, industries and geographies at Apollo, which will widen the Company’s lens and enable the Company team to more successfully source, diligence and manage opportunities across market cycles.

The Board of Trustees

Overall responsibility for the Company’s oversight rests with the Board of Trustees. We have entered into the Advisory Agreement with the Adviser, pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board of Trustees is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, the Company’s bylaws and applicable provisions of state and other laws. The Adviser will keep the Board of Trustees well informed as to the Adviser’s activities on our behalf and our investment operations and provide the Board of Trustees information with additional information as the Board of Trustees may, from time to time, request. The Board of Trustees is currently composed of five members, four of whom are Trustees who are not “interested persons” of the Company or the Adviser as defined in the 1940 Act.

Investment Selection

The Company employs a sophisticated and disciplined approach with respect to sourcing, evaluating and executing prospective investments, consistent with how Apollo manages its funds’ investments across the firm. Our process is defined by an emphasis on meaningful downside protection and the preservation of capital, which we will seek to achieve through extensive private equity-style due diligence, asset-level and market environment analysis, a systematic approach to identifying risk and structuring and a hands-on approach to driving value and managing investments throughout the ownership period. In this process, the Company will leverage the collective knowledge and resources of Apollo’s GCC team as well as Apollo’s integrated platform more broadly.

Idea Generation and Sourcing. Across its global platform, Apollo has found that deal flow is often driven by relationships and that having a strong reputation and an established network can ultimately lead to exclusive investment opportunities. The Company expects to benefit from the expansive networks that have been cultivated by both Apollo’s private equity and credit businesses over the past 30 years. Apollo’s leading private equity franchise has a deep bench of investment professionals and operating executives who have established strong relationships with industry executives and leading management teams. Through Apollo private equity funds’ ownership of over 150 portfolio companies since inception, Apollo has established deep sector experience in nine core industries, which we believe will enable the Company to uncover idiosyncratic opportunities in out-of-favor industries. At the same time, the scale and breadth of the Apollo credit platform will be the primary sourcing engine for the Company. The Company will be led by a team of experienced investment professionals (i) within the Apollo Credit Platform (the “Fund Investment Team”) and (ii) who are designated as employees or registered representatives of AGS and/or Apollo Global Funding, LLC (“AGF”) (the “Fund Syndication Team,” and together with the Fund Investment Team, the “Credit Team”). The Fund Investment Team has deep industry knowledge and extensive experience in deal structuring, and the separate debt advisory, capital markets, structuring, syndication and similar services provided by the Fund Syndication Team are expected to complement and be “additive” to the customary investment management services provided by the Fund Investment Team.

With an extensive team of experienced investment professionals, including seasoned portfolio managers, industry teams comprised of specialists within their respective sectors, product analysts with particular experience in private lending and workouts and investment professionals solely focused on sourcing and maintaining relationships within the capital markets community, Apollo has a combination of robust networks and strategic relationships that we believe will enable the Company to source highly attractive opportunities, often on a proprietary basis.

We believe Apollo’s credit business is also one of the largest lending counterparties to Wall Street, having traded approximately $74 billion for the last twelve months ended September 30, 2021. This level of trading volume often results in Apollo being provided with an early or first look from the dealer community, which we believe puts Apollo in a position to be a price setter of risk during periods of volatility and further affords Apollo differentiated insights and valuable access during periods of forced market selling. The credit team also has a sophisticated perspective on broader market dynamics, which often leads to the identification of attractive market opportunities on which its managed funds can capitalize. The Company will also leverage its relationships and incumbency in capital structures to proactively propose differentiated origination solutions for sponsors and issuers alike. As mentioned, the Company’s intention to source opportunities directly from corporate borrowers represents what we believe is one of the strategy’s key competitive advantages and barriers to entry. Apollo’s managed funds and accounts are among the largest owners of corporate credit, currently holding $350 billion in total credit assets as of December 31, 2021 and owning over 750 issuers within the GCC business. We believe this broad-based ownership provides an advantage as incumbency creates organic growth opportunities through follow-on investments. Further, the GCC team covers approximately 900 corporate credits and 3,000 securities. In the process of screening, executing and monitoring investments within this coverage universe, Apollo has a privileged view of issuers’ strategic priorities and lending needs and has developed valuable relationships with leading management teams, consultants and other intermediaries. Apollo believes its active participation within targeted sectors allows Apollo and its managed funds to benefit from high-quality, proprietary deal flow, access to extensive executive-level contacts and a reputation as a preferred provider of capital.

Advantage Derived From In-Place Credit Infrastructure, Capabilities and Relationships

Screening and Due Diligence. The Company has established strict criteria to evaluate an investment’s suitability for the Company as well as a recurring review to screen potential opportunities in order to quickly ascertain which prospective investments we believe worthy of additional resources and due diligence. Given what we expect will be a robust pipeline for the Company opportunities, this review process is intended to allow the Fund Investment Team to have an open dialogue and to ensure appropriate prioritization of opportunities to pursue. After this initial screen, investment ideas will be presented to the Fund Investment and Execution Committees with the discussion led by the applicable investment analyst. In such circumstances, the analyst will offer a summary of the business, the perceived merits and risks associated with the prospective investment and (with input from the Fund Syndication Team) preliminary thoughts on structuring and terms. Should the investment be deemed worthwhile to pursue, the Fund Investment Team will employ a more rigorous, private equity-style analysis to assess the applicable company’s cash flow generation and enterprise value. Analysts will seek to identify investments in companies with strong market share, sufficient pricing power, commitment to de-leveraging, strong management teams and sufficient equity support from sponsors and management. Analysts gather relevant information regarding the company, its customers, suppliers and competitors, using a combination of legal, regulatory, accounting and industry reports, alongside the many resources of Apollo’s platform. In addition, the analyst and applicable investment team generally identify and hold discussions with relevant professionals from Apollo’s private equity business who may provide differentiated insight into a particular company, sector or situation.

Institutionalized Monitoring and Risk Management Capabilities. Across its platform, Apollo employs a disciplined and rigorous approach to ongoing monitoring. Because the Company is expected to initially be the sole or largest lender to a borrower, the Company expects to benefit from having driven the diligence process and structuring of covenants and loan documents. Importantly, members of the Fund Investment Team who performed the initial underwrite will be responsible for providing ongoing oversight of the investment. The continuity of personnel between those who perform the detailed due diligence and those who monitor and remain involved after origination is important, as it means new developments, risks and opportunities for value creation, can be monitored by those who are most knowledgeable about the business. Further, the Company expects to benefit from increased transparency, communication and coordination with its borrowers. The Fund Investment Team will seek to maintain active dialogue with the management team and/or sponsor throughout the life of the investment, reviewing financial information and other data in depth. As part of this active monitoring, the Fund Investment Team expects to be poised to identify any material downturn versus the lending case identified during the underwrite and can be in a position to recognize any failure to achieve a milestone that may be critical to the investment case. Should such a deteriorating situation arise, the investment would be put on a watchlist and would undergo enhanced monitoring and an independent review. If the situation were to progress to a full workout, Apollo has an in-house distressed credit team that can assist in seeking to stabilize the situation. Additionally, Apollo’s experience across nine core industries in private equity generates valuable insight in terms of strategic and operational initiatives that may be implemented to create value in a way that regular-way direct lending managers may not be able to.

The Company expects to manage the risks associated with Company investments through portfolio construction, continued monitoring and evaluation. The Firm has devoted significant resources in the development of a sophisticated, integrated infrastructure designed to support the investment and risk management process. This includes proprietary systems for the monitoring, accounting and compliance aspects of the Firm’s portfolios, along with trading, clearing and settlement of assets.

Valuation Process. Each quarter, we will value investments in our portfolio, and such values will be disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, a valuation committee appointed by the Board of Trustees will assist the Board of Trustees in determining the fair value of such investments in good faith, based on procedures adopted by and subject to the supervision of the Board of Trustees.

We will also determine our NAV as of the last day of a month that is not also the last day of a calendar quarter and we intend to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, the Adviser’s valuation team will generally value such assets at the most recent quarterly valuation unless the Adviser determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). Investments for which market quotations are readily available are recorded at such market quotations.

Managerial Assistance. As a BDC, we must offer, and provide upon request, significant managerial assistance to certain of our portfolio companies except where the Company purchases securities of an issuer in conjunction with one or more other persons acting together, one of the other persons in the group makes available such managerial assistance. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance, including through the Apollo Advantage program. The Administrator will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than the Adviser, will retain any fees paid for such assistance.

Warehousing Transactions

We have entered into a warehouse transaction whereby we have agreed, subject to certain conditions, to purchase certain assets from unaffiliated parties.

Facility Agreement

On February 22, 2021, we entered into a Facility Agreement (“Facility Agreement USD”) with Goldman Sachs Bank USA (the “Financing Provider”), as amended by the Amended & Restated Facility Agreement (USD), dated as of August 17, 2021, between us and the Financing Provider (the “A&R Facility Agreement (USD)”) and simultaneously with the A&R Facility Agreement (USD), we entered into a Facility Agreement (GBP) with the Financing Provider (the “Facility Agreement (GBP)”) and a Facility Agreement (EUR) with the Financing Provider (the “Facility Agreement (EUR)”, and together with the Facility Agreement GBP and the A&R Facility Agreement, the “Facility Agreements”). The Facility Agreements create a forward obligation of the Financing Provider to sell, and a forward obligation of us or our designee to purchase certain investments (the “Portfolio Investments”) owned and held by the Financing Provider at our request, in each case in the currency of the respective Facility Agreement. It is expected that the Portfolio Investments will generally consist of originated loans to large corporate and sponsor-backed U.S. companies consistent with our investment strategy. Pursuant to the Facility Agreements, we may request the Financing Provider acquire such Portfolio Investments as we may designate from time to time, which the Financing Provider can approve or reject in its sole and absolute discretion. Prior to any sale to us, the Portfolio Investments will be owned and held solely for the account of the Financing Provider. Until such time as we have received subscriptions for our shares of at least $600 million (the “Capital Condition”), we will have no obligation to purchase the Portfolio Investments under the Facility Agreements. After we have met the Capital Condition, we will be obligated to purchase the Portfolio Investments from the Financing Provider on or before February 22, 2022 under each of the Facility Agreements (the “Facilities End Date”). We may also elect but are not obligated to purchase Portfolio Investments prior Agreement to the Facility End Date or prior to or without meeting the Capital Condition. In consideration for the forward arrangement provided by the Financing Provider (the aggregate amount of the arrangement across the Facility Agreements collectively will not exceed $500 million between such date and the Facilities End Date (the “Financing Amount”)), we have agreed to pay certain fees and expenses to the Financing Provider, including

(i) a facility fee at an annual rate of LIBOR or the relevant benchmark rate, as applicable, plus 1.77% multiplied by the cash amount paid by the Financing Provider (subject to adjustment for, among other things, cash amounts received by the Financing Provider) for such Portfolio Investment (the “Funded Amount”) while it is being held by the Financing Provider,

(ii) an unused fee at an annual rate of 0.50% of the unused Financing Amount minus the greater of (A) the Minimum Utilization Amount and (B) the Funded Amount, and

(iii) a minimum utilization fee at an annual rate of 1.77% of (the “Minimum Utilization Amount”) on or after May 22, 2021, and prior to the Facilities End Date, 75% of the Financing Amount at such time.

As a general matter, the price we would pay to purchase any Portfolio Investment from the Financing Provider equals the cash amount paid by the Financing Provider subject to adjustment for, among other things, principal repayments and interest amounts earned by the Financing Provider. As of December 31, 2021, the Capital Condition was not met.

Each of the Portfolio Investments that the Financing Provider has purchased to date was purchased pursuant to a request that we made prior to our election to be regulated as a BDC under the 1940 Act. After our election to be regulated as a BDC under the 1940 Act, we will: (i) not request that the Financing Provider purchase any additional Portfolio Investments pursuant to the Facility Agreement; (ii) impose on ourselves a requirement – not an option – to purchase already-existing Portfolio Investments from the Financing Provider at such time as we raise sufficient assets; and (iii) treat our forward obligation to purchase Portfolio Investments from the Financing Provider once the requirement to purchase already-existing Portfolio Investments is triggered as subject to the asset coverage requirements set forth in Sections 18 and 61 of the 1940 Act. Additionally, we note that the SEC Staff takes the view that we may not rely on the exemptive order from the SEC that permits us to co-invest with certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates with respect to the acquisition of the Portfolio Investments from the Financing Provider under the Facility Agreement. Further, in order to ensure that we are able to purchase all Portfolio Investments, the Adviser has agreed to provide us with a capital infusion to purchase any remaining Portfolio Investments prior to the expiry of the Facility Agreement, if necessary.

Allocation of Investment Opportunities

General

Apollo, including the Adviser, provides investment management services to other BDCs, registered investment companies, investment funds, client accounts and proprietary accounts that Apollo may establish.

The Adviser and its affiliates will share any investment and sale opportunities with its other clients and the Company in accordance with the Advisers Act and firm-wide allocation policies, which generally provide for sharing pro rata based on targeted acquisition size or targeted sale size. Subject to the Advisers Act and as further set forth in this prospectus, certain other clients may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such other clients’ respective governing agreements.

In addition, as a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely in certain circumstances limit the Company’s ability to make investments or enter into other transactions alongside other clients.

Co-Investment Relief

An affiliate of the Adviser has received an exemptive order from the U.S. Securities and Exchange Commission (the “SEC”) that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Company’s Board of Trustees (the “Board of Trustees” and each member of the Board of Trustees, a “Trustee”) may establish objective criteria (“Board Criteria”) clearly defining co-investment opportunities in which the Company will have the opportunity to participate with one or more listed or private Apollo-managed BDCs, including us (the “Apollo BDCs”), and other public or private Apollo funds that target similar assets. If an investment falls within the Board Criteria, Apollo must offer an opportunity for the Apollo BDCs to participate. The Apollo BDCs may determine to participate or not to participate, depending on whether Apollo determines that the investment is appropriate for the Apollo BDCs (e.g., based on investment strategy). The co-investment would generally be allocated to us, any other Apollo BDCs (including Apollo Investment Corporation) and the other Apollo funds that target similar assets pro rata based on available capital in the applicable asset class. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board of Trustees at the next quarterly board meeting.

Competition

We will compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds, performing and other credit funds, and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. These other BDCs and investment funds might be reasonable investment alternatives to us and may be less costly or complex with fewer and/or different risks than we have. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in large private U.S. borrowers. As a result of these new entrants, competition for investment opportunities in large private U.S. borrowers may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in large private U.S. borrowers is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

Non-Exchange Traded, Perpetual-Life BDC

The Company is a non-exchange traded BDC, meaning its shares are not listed for trading on a stock exchange or other securities market and a perpetual-life BDC, meaning it is an investment vehicle of indefinite duration, whose common shares are intended to be sold by the BDC monthly on a continuous basis at a price generally equal to the BDC’s monthly NAV per share. In our perpetual-life structure, we may offer investors an opportunity to repurchase their shares on a quarterly basis, but we are not obligated to offer to repurchase any in any particular quarter in our discretion. We believe that our perpetual nature enables us to execute a patient strategy and be able to invest across different market environments. This may reduce the risk of the Company being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time.

Emerging Growth Company

We are an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act.” As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. For so long as we remain an emerging growth company, we will not be required to:

•
have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•
submit certain executive compensation matters to shareholder advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; or
•
disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies.

We will remain an emerging growth company for up to five years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act.

We do not believe that being an emerging growth company will have a significant impact on our business or this offering. As stated above, we have elected to opt in to the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our Common Shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. In addition, so long as we are externally managed by the Adviser and we do not directly compensate our executive officers, or reimburse the Adviser or its affiliates for the salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Adviser, we do not expect to include disclosures relating to executive compensation in our periodic reports or proxy statements and, as a result, do not expect to be required to seek shareholder approval of executive compensation and golden parachute compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act.

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Advisory Agreement and the Administrator or its affiliates pursuant to the Administration Agreement. Each of our executive officers is employed by the Adviser or its affiliates. Our day-to-day investment operations will be managed by the Adviser. The services necessary for the sourcing and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates. The Investment Team will focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments. In addition, we will reimburse the Administrator for its costs, expenses and allocable portion of overhead, including compensation paid by the Administrator (or its affiliates) to the Company’s chief compliance officer and chief financial officer and their respective staffs as well as other administrative personnel (based on the percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Company).

Regulation as a BDC

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than Qualifying Assets, unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the company’s total assets. The principal categories of Qualifying Assets relevant to our business are any of the following:

(1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible Portfolio Company, or from any other person, subject to such rules as may be prescribed by the SEC. An “Eligible Portfolio Company” is defined in the 1940 Act as any issuer which:
a.
is organized under the laws of, and has its principal place of business in, the United States;
b.
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c.
satisfies any of the following:
i.
does not have any class of securities that is traded on a national securities exchange;
ii.
has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
iii.
is controlled by a BDC or a group of companies, including a BDC and the BDC has an affiliated person who is a director of the Eligible Portfolio Company; or
iv.
is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
(2)
Securities of any Eligible Portfolio Company controlled by the Company.
(3)
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)
Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the Eligible Portfolio Company.
(5)
Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)
Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Significant Managerial Assistance. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as Qualifying Assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group makes available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

Temporary Investments. Pending investment in other types of Qualifying Assets, as described above, our investments can consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of our assets would be Qualifying Assets.

Warrants. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares that it may have outstanding at any time. In particular, the amount of shares that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase shares cannot exceed 25% of the BDC’s total outstanding shares.

Leverage and Senior Securities; Coverage Ratio. We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Shares if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On July 22, 2021, our sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

We intend to establish one or more credit facilities and/or subscription facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to be determined spreads over LIBOR. We cannot assure shareholders that we will be able to enter into a credit facility. Shareholders will indirectly bear the costs associated with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

We may enter into a total return swap (“TRS”) agreement. A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements. The Company would typically have to post collateral to cover this potential obligation. To the extent the Company segregates liquid assets with a value equal (on a daily mark-to-market basis) to its obligations under TRS transactions, enters into offsetting transactions or otherwise covers such TRS transactions in accordance with applicable SEC guidance, the leverage incurred through TRS will not be considered a borrowing for purposes of the Company’s overall leverage limitation.

We may also create leverage by securitizing our assets (including in CLOs) and retaining the equity portion of the securitized vehicle. See “Risk Factors—Risks Related to Debt Financing—We may form one or more CLOs, which may subject us to certain structured financing risks.” We may also from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions.

Code of Ethics. We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy this code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our Trustees who are not interested persons and, in some cases, the prior approval of the SEC. We have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions.

Other. We will be periodically examined by the SEC for compliance with the 1940 Act, and be subject to the periodic reporting and related requirements of the 1934 Act.

We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any Trustee or officer against any liability to our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

We are not permitted to change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

Financial Condition, Liquidity and Capital Resources

We expect to generate cash primarily from (i) the net proceeds of our public and private offerings of our shares, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.

Our primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying the Adviser and the Administrator), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our shares.

Investment Advisory Agreement

The Adviser will provide management services to us pursuant to the Advisory Agreement. Under the terms of the Advisory Agreement, the Adviser is responsible for the following:

•
determining the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes in accordance with our investment objective, policies and restrictions;
•
identifying investment opportunities and making investment decisions for us, including negotiating the terms of investments in, and dispositions of, portfolio securities and other instruments on our behalf;
•
monitoring our investments;
•
performing due diligence on prospective portfolio companies;
•
exercising voting rights in respect of portfolio securities and other investments for us;
•
serving on, and exercising observer rights for, boards of directors and similar committees of our portfolio companies;
•
negotiating, obtaining and managing financing facilities and other forms of leverage; and
•
providing us with such other investment advisory and related services as we may, from time to time, reasonably require for the investment of capital.

The Adviser’s services under the Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired.

Compensation of Adviser

We will pay the Adviser a fee for its services under the Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders.

Base Management Fee

The Base Management Fee is payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Advisory Agreement, net assets means our total assets less liabilities determined on a consolidated basis in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). For the first calendar month in which the Company has operations, net assets will be measured as the beginning net assets as of the date on which the Company breaks escrow. Substantial additional fees and expenses may also be charged by the Administrator to the Company, which is an affiliate of the Adviser. In addition, the Adviser has agreed to waive its management fee for the first six months following the date on which we break escrow for this offering. The longer an investor holds our Common Shares during this period, the longer such investor will receive the benefit of this management fee waiver period.

Incentive Fee

The incentive fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Incentive Fee Based on Income

The portion based on our income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of our net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement entered into between us and the Administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any distribution and/or shareholder servicing fees).

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized).

We will pay the Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•
No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.25% per quarter (5.0% annualized);
•
100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.43%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and
o
12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.

These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. You should be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to the Adviser with respect to Pre-Incentive Fee Net Investment Income Returns. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a calendar quarter in which we incur an overall loss taking into account capital account losses. For example, if we receive Pre-Incentive Fee Net Investment Income Returns in excess of the quarterly hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses.

The Adviser has agreed to waive the incentive fee based on income for the first six months following the date on which we break escrow for our offering. The longer an investor holds our Common Shares during this period, the longer such investor will receive the benefit of this income based incentive fee waiver period.

Incentive Fee Based on Capital Gains

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals:

•
12.5% of cumulative realized capital gains from inception through the end of such calendar, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with GAAP.

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated.

Administration Agreement

Under the terms of the Administration Agreement, the Administrator will provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of our Board of Trustees, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. We will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Apollo or any of its affiliates, subject to the limitations described in Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party. The Administrator intends to hire a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.

The amount of the reimbursement payable to the Administrator will be the lesser of (1) the Administrator’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. The Administrator will be required to allocate the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. We will not reimburse the Administrator for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of the Administrator.

Certain Terms of the Advisory Agreement and Administration Agreement

Each of the Advisory Agreement and the Administration Agreement has been approved by the Board of Trustees. Unless earlier terminated as described below, each of the Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board of Trustees or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent Trustees. We may terminate the Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate either agreement may be made by a majority of the Board of Trustees or the shareholders holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, the Adviser may terminate the Advisory Agreement upon 120 days’ written notice and the Administrator may terminate the Administration Agreement upon 60 days’ written notice. The Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment.

The Adviser and the Administrator shall not be liable for any error of judgment or mistake of law or for any act or omission or any loss suffered by the Company in connection with the matters to which the Advisory Agreement and Administration Agreement, respectively, relate, provided that the Adviser and the Administrator shall not be protected against any liability to the Company or its shareholders to which the Adviser or Administrator would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence on its part in the performance of its duties or by reason of the reckless disregard of its duties and obligations (“disabling conduct”). Each of the Advisory Agreement and the Administration Agreement provide that, absent disabling conduct, each of our Adviser and our Administrator, as applicable, and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it (collectively, the “Indemnified Parties”) will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Adviser’s services under the Advisory Agreement and our Administrator’s services under the Administration Agreement or otherwise as adviser or administrator for us. The Adviser and the Administrator shall not be liable under their respective agreements with us or otherwise for any loss due to the mistake, action, inaction, negligence, dishonesty, fraud or bad faith of any broker or other agent; provided, that such broker or other agent shall have been selected, engaged or retained and monitored by the Adviser or the Administrator in good faith, unless such action or inaction was made by reason of disabling conduct, or in the case of a criminal action or proceeding, where the Adviser or Administrator had reasonable cause to believe its conduct was unlawful. In addition, we will not provide for indemnification of an Indemnified Party for any liability or loss suffered by such Indemnified Party, nor will we provide that an Indemnified Party be held harmless for any loss or liability suffered by us, unless:

(1) we have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interest;

(2) the Indemnified Party was acting on our behalf or performing services for us;

(3) such liability or loss was not the result of negligence or misconduct, in the case that the Indemnified Party is the Adviser or Administrator, as applicable, an affiliate of the Adviser or Administrator or one of our officers; and

(4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our shareholders.

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. The Adviser may elect to pay certain of our expenses on our behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” Available Operating Funds means the sum of (i) our net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) our net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

No Reimbursement Payment for any month will be made if: (1) the “Effective Rate of Distributions Per Share” (as defined below) declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) our “Operating Expense Ratio” (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. Pursuant to the Expense Support Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to Adviser, and interest expense, by our net assets.

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

Distributions

We expect to pay regular monthly distributions commencing with the first full calendar quarter after the escrow period concludes. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board of Trustees’ discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of our net investment income. See “Description of our Shares” and “Certain U.S. Federal Income Tax Considerations.”

The per share amount of distributions on Class S, Class D and Class I shares generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class S shares will be lower than Class D shares, and Class D shares will be lower than Class I shares because we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to the Class S shares (compared to Class D shares and Class I shares) and we are required to pay higher ongoing shareholder servicing fees with respect to Class D shares (compared to Class I shares).

Distribution and Servicing Plan

The Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company will pay the Intermediary Manager with respect to the Class S, Class D and Class I on an annualized basis as a percentage of the Company’s NAV for such class. The shareholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

Classes of Beneficial Interests	Shareholder Servicing and/or Distribution Fee
Class S	0.85%
Class D	0.25%
Class I	N/A

Subject to FINRA and other limitations on underwriting compensation, the Company will pay a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV for the Class S shares and a shareholder servicing and/or distribution fee equal to 0.25% per annum of the aggregate NAV for the Class D shares, in each case, payable monthly.

The shareholder servicing and/or distribution fees will be paid monthly in arrears. The Intermediary Manager will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under the Company’s distribution reinvestment plan.

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and provide these services, the Intermediary Manager will waive the shareholder servicing fee and/or distribution that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

Dividend Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board of Trustees on behalf of our shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board of Trustees authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Share Repurchase Program

Beginning no later than the first full calendar quarter from the date on which we broke escrow (which was on January 7, 2022) for the initial offering of its common shares, and at the discretion of the Board, we intend to commence a share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the NAV of our common shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or terminate the share repurchase program at any time if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the 1934 Act and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the share repurchase plan, to the extent we offer to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders.

Valuation Procedures

In calculating the value of our total assets, we value investments for which market quotations are readily available at such market quotations if they are deemed to represent fair value. Debt and equity securities that are not publicly traded or whose market price is not readily available or whose market quotations are not deemed to represent fair value are valued at fair value as determined in good faith by or under the direction of our Board of Trustees. Market quotations may be deemed not to represent fair value in certain circumstances where the Adviser reasonably believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotes not to reflect the fair value of the security. Examples of these events could include cases in which material events are announced after the close of the market on which a security is primarily traded, when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a “fire sale” by a distressed seller.

If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. The Board of Trustees intends to engage multiple independent valuation firms based on a review of each firm’s expertise and relevant experience in valuing certain securities. In each case, our independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such Level 3 categorized assets.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board of Trustees has approved a multi-step valuation process each quarter, as described below:

(1)
our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Adviser responsible for the portfolio investment;
(2)
preliminary valuation conclusions are then documented and discussed with senior management of our Adviser;
(3)
independent valuation firms are engaged by our Board of Trustees to conduct independent appraisals by reviewing our Adviser’s preliminary valuations and then making their own independent assessment;
(4)
the Audit Committee of the Board of Trustees reviews the preliminary valuation of our Adviser and the valuation prepared by the independent valuation firm and responds, if warranted, to the valuation recommendation of the independent valuation firms;
(5)
the Board of Trustees discusses valuations and determines in good faith the fair value of each investment in our portfolio based on the input of our Adviser, the applicable independent valuation firm, and the Audit Committee of the Board of Trustees; and
(6)
for Level 3 investments entered into within the current quarter, the cost (purchase price adjusted for accreted original issue discount/amortized premium) or any recent comparable trade activity on the security investment shall be considered to reasonably approximate the fair value of the investment, provided that no material change has since occurred in the issuer’s business, significant inputs or the relevant environment.

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant:

•
available current market data, including relevant and applicable market trading and transaction comparables,
•
applicable market yields and multiples,
•
security covenants,
•
seniority of investments in the investee company’s capital structure,
•
call protection provisions,
•
information rights,
•
the nature and realizable value of any collateral,
•
the portfolio company’s ability to make payments,
•
earnings and discounted cash flows,
•
the markets in which the portfolio company does business,
•
comparisons of financial ratios of peer companies that are public,
•
M&A comparables,
•
our principal market (as the reporting entity) and
•
enterprise values, among other factors.

Investments determined by these valuation procedures to have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides valuation analysis.

Determination of fair values involves subjective judgments and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our financial statements incorporated by reference in this prospectus, refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Our Board of Trustees reviews the accuracy of the valuations of our portfolio investments quarterly and, no less frequently than annually, the adequacy of our policies and procedures regarding valuations and the effectiveness of their implementation.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are set forth below. The guidelines will be reviewed periodically by the Adviser, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interest of clients and not subrogate client interests to its own interests. Rule 206(4)-6 under the Advisers Act places specific requirements on registered investment advisers with proxy voting authority.

Proxy Policies

The Adviser’s policies and procedures are reasonably designed to ensure that the Adviser votes proxies in the best interest of the Company and addresses how it will resolve any conflict of interest that may arise when voting proxies and, in so doing, to maximize the value of the investments made by the Company, taking into consideration the Company’s investment horizons and other relevant factors. It will review on a case-by-case basis each proposal submitted for a shareholder vote to determine its impact on the portfolio securities held by its clients. Although the Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

Decisions on how to vote a proxy generally are made by the Adviser. The Investment Committee and the members of the Investment Team covering the applicable security often have the most intimate knowledge of both a company’s operations and the potential impact of a proxy vote’s outcome. Decisions are based on a number of factors which may vary depending on a proxy’s subject matter, but are guided by the general policies described in the proxy policy. In addition, the Adviser may determine not to vote a proxy after consideration of the vote’s expected benefit to clients and the cost of voting the proxy. To ensure that its vote is not the product of a conflict of interest, the Adviser will require the members of the Investment Committee to disclose any personal conflicts of interest they may have with respect to overseeing a Company’s investment in a particular company.

Proxy Voting Records

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 9 West 57th Street, New York, NY.

Reporting Obligations and Available Information

Stockholders may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at www.sec.gov.

Material U.S. Federal Income Tax Consideration

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and the purchase, ownership and disposition of our shares. This discussion does not purport to be complete or to deal with all aspects of U.S. federal income taxation that may be relevant to shareholders in light of their particular circumstances. Unless otherwise noted, this discussion applies only to U.S. shareholders that hold our shares as capital assets. A U.S. shareholder is an individual who is a citizen or resident of the United States, a U.S. corporation, a trust if it (a) is subject to the primary supervision of a court in the United States and one or more U.S. persons have the authority to control all substantial decisions of the trust or (b) has made a valid election to be treated as a U.S. person, or any estate the income of which is subject to U.S. federal income tax regardless of its source. This discussion is based upon present provisions of the Code, the regulations promulgated thereunder, and judicial and administrative ruling authorities, all of which are subject to change, or differing interpretations (possibly with retroactive effect). This discussion does not represent a detailed description of the U.S. federal income tax consequences relevant to special classes of taxpayers including, without limitation, financial institutions, insurance companies, investors in pass-through entities, U.S. shareholders whose “functional currency” is not the U.S. dollar, tax-exempt organizations, dealers in securities or currencies, traders in securities or commodities that elect mark to market treatment, or persons that will hold our shares as a position in a “straddle,” “hedge” or as part of a “constructive sale” for U.S. federal income tax purposes. In addition, this discussion does not address the application of the Medicare tax on net investment income or the U.S. federal alternative minimum tax, or any tax consequences attributable to persons being required to accelerate the recognition of any item of gross income with respect to our shares as a result of such income being recognized on an applicable financial statement. Prospective investors should consult their tax advisors with regard to the U.S. federal tax consequences of the purchase, ownership, or disposition of our shares, as well as the tax consequences arising under the laws of any state, foreign country or other taxing jurisdiction.

Taxation as a Regulated Investment Company

The Company elected to be treated, and intends to qualify each taxable year thereafter, as a RIC under Subchapter M of the Code.

To qualify for the favorable tax treatment accorded to RICs under Subchapter M of the Code, the Company must, among other things:

(1) have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year;

(2) have filed with its return for the taxable year an election to be a RIC or have made such election for a previous taxable year;

(3) derive in each taxable year at least 90% of its gross income from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or other income (including but not limited to gains from options, futures or forward contracts) derived with respect to its business of investing in such stock, securities, or currencies; and (b) net income derived from an interest in certain publicly-traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a “Qualified Publicly-Traded Partnership”); and

(4) diversify its holdings so that, at the end of each quarter of each taxable year of the Company (a) at least 50% of the value of the Company’s total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5% of the value of the Company’s total assets, and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of the Company’s total assets is invested in the securities (other than U.S. government securities or securities of other RICs) of (I) any one issuer, (II) any two or more issuers which the Company controls and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) any one or more Qualified Publicly-Traded Partnerships (described in 3(b) above).

As a RIC, the Company generally will not be subject to U.S. federal income tax on its investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for dividends paid) and net capital gain (the excess of net long-term capital gain over net short-term capital loss), if any, that it distributes in each taxable year to its shareholders, provided that it distributes at least 90% of the sum of its investment company taxable income and its net tax-exempt income for such taxable year. Generally, the Company intends to distribute to its shareholders, at least annually, substantially all of its investment company taxable income and net capital gains, if any.

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax. To prevent imposition of the excise tax, the Company must distribute during each calendar year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of its capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 of the calendar year and (iii) any ordinary income and capital gains for previous years that were not distributed during those years. For these purposes, the Company will be deemed to have distributed any income or gains on which it paid U.S. federal income tax.

A distribution will be treated as paid on December 31 of any calendar year if it is declared by the Company in October, November or December with a record date in such a month and paid by the Company during January of the following calendar year. Such distributions will be taxable to shareholders in the calendar year in which the distributions are declared, rather than the calendar year in which the distributions are received.

If the Company failed to qualify as a RIC or failed to satisfy the 90% distribution requirement in any taxable year, the Company would be subject to U.S. federal income tax at regular corporate rates on its taxable income (including distributions of net capital gain), even if such income were distributed to its shareholders, and all distributions out of earnings and profits would be taxed to shareholders as ordinary dividend income. Such distributions generally would be eligible (i) to be treated as “qualified dividend income” in the case of individual and other non-corporate shareholders and (ii) for the dividends received deduction in the case of corporate shareholders. In addition, the Company could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.

While the Company generally intends to qualify as a RIC for each taxable year, it is possible that as we ramp up our portfolio we may not satisfy the diversification requirements described above, and thus may not qualify as a RIC, for the short taxable year from the date on which we break escrow for our offering. In such case, however, we anticipate that the associated tax liability would not be material, and that such non-compliance would not have a material adverse effect on our business, financial condition and results of operations, although there can be no assurance in this regard. The remainder of this discussion assumes that the Company qualifies as a RIC for each taxable year.

Item 1A. Risk Factors

Investing in the Company involves a number of significant risks relating to the current environment, our business and structure, our investments, issuance of our preferred stock, and an investment in our common stock. As a result, there can be no assurance that we will achieve our investment objective. You should carefully consider the risks described below, together with all of the other information included in this report, before you decide whether to invest in the Company. The risks set forth below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results.

Risks Related to Our Business and Structure

We are a relatively new company and have a limited operating history.

The Company is a non-diversified, closed-end management investment company that will elect to be regulated as a BDC with a limited operating history. As a result, prospective investors have a limited track record or history on which to base their investment decision. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and the value of a shareholder’s investment could decline substantially or become worthless. Further, the Adviser has not previously offered a non-traded business development company. While we believe that the past professional experiences of the Adviser’s investment team, including investment and financial experience of the Adviser’s senior management, will increase the likelihood that the Adviser will be able to manage the Company successfully, there can be no assurance that this will be the case.

Our Board of Trustees may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.

Our Board of Trustees has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our shares. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we have significant flexibility in investing the net proceeds from our continuous offering and may use the net proceeds from our continuous offering in ways with which investors may not agree or for purposes other than those contemplated in this Registration Statement.

Our Board of Trustees may amend our Declaration of Trust without prior shareholder approval.

Our Board of Trustees may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including without limitation to classify the Board of Trustees, to impose advance notice bylaw provisions for Trustee nominations or for shareholder proposals, to require super-majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature.

Price declines in the medium- and large-sized U.S. corporate debt market may adversely affect the fair value of our portfolio, reducing our NAV through increased net unrealized depreciation.

Conditions in the medium- and large-sized U.S. corporate debt market may deteriorate, as seen during the recent financial crisis related to COVID-19, which may cause pricing levels to similarly decline or be volatile. As a result, our NAV could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

Our ability to achieve our investment objective depends on the ability of the Adviser to manage and support our investment process. If the Adviser or Apollo were to lose any members of their respective senior management teams, our ability to achieve our investment objective could be significantly harmed.

Since we have no employees, we depend on the investment expertise, skill and network of business contacts of the broader networks of the Adviser and its affiliates. The Adviser evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of Apollo and its senior management team. The departure of any members of Apollo’s senior management team could have a material adverse effect on our ability to achieve our investment objective.

Our ability to achieve our investment objective depends on the Adviser’s ability to identify and analyze, and to invest in, finance and monitor companies that meet our investment criteria. The Adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objective, the Adviser may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. The Adviser may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.

The Advisory Agreement has been approved pursuant to Section 15 of the 1940 Act. In addition, the Advisory Agreement has termination provisions that allow the parties to terminate the agreement. The Advisory Agreement may be terminated at any time, without penalty, by us upon 60 days’ written notice or by the Adviser upon 120 days’ written notice. If the Advisory Agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event the Advisory Agreement is terminated, it may be difficult for us to replace the Adviser.

Our financial condition, business and results of operations, as well as our ability to meet our payment obligations under future indebtedness, if any, and pay distributions, are likely to be adversely affected, and the value of our Common Shares may decline.

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

The Adviser depends on the broader Apollo relationships with private equity sponsors, investment banks and commercial banks, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser or its organizations fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Adviser or its broader organizations have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

We will compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds, performing and other credit funds, and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. These other BDCs and investment funds might be reasonable investment alternatives to us and may be less costly or complex with fewer and/or different risks than we have. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in large private U.S. companies. As a result of these new entrants, competition for investment opportunities in large private U.S. borrowers may intensify. Some of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match such competitors’ pricing, terms or structure. If we are forced to match such competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss.

As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, our Board of Trustees. There is not a public market for the securities of the privately-held companies in which we invest. Most of our investments will not be publicly-traded or actively traded on a secondary market. As a result, we value these securities quarterly at fair value as determined in good faith as required by the 1940 Act. In connection with striking a NAV as of the last day of a month that is not also the last day of a calendar quarter, the Company will consider whether there has been a material change to such investments as to affect their fair value, but such analysis will be more limited than the quarter end process.

As part of our valuation process, we will take into account relevant factors in determining the fair value of the Company’s investments without market quotations, many of which are loans, including and in combination, as relevant: (i) the estimated enterprise value of a portfolio company, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, (v) a comparison of the portfolio company’s securities to any similar publicly traded securities, and (vi) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. Our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our NAV on a given date to materially differ from the value that we may ultimately realize upon the sale of one or more of our investments.

There is a risk that investors in our shares may not receive distributions or that our distributions may decrease over time.

We may not achieve investment results that will allow us to make a specified or stable level of cash distributions and our distributions may decrease over time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions.

The amount of any distributions we may make is uncertain. Our distributions may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our public offering. Therefore, portions of the distributions that we make may represent a return of capital to you that will lower your tax basis in your shares and reduce the amount of funds we have for investment in targeted assets.

We may fund our cash distributions to shareholders from any sources of funds available to us, including borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser or the Administrator, if any. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this registration statement. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our Board of Trustees and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board of Trustees may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from borrowings or sources other than cash flow from operations in anticipation of future cash flow, which may constitute a return of your capital. A return of capital is a return of your investment, rather than a return of earnings or gains derived from our investment activities.

Although we do not intend to fund distributions from sources other than operating cash flow in the ordinary course, we may fund distributions from other sources, including but not limited to from proceeds of the offering, if, for example, we determine that it would not be in the best interests of shareholders to sell portfolio investments in a market downturn and we are unable to borrow due to 1940 Act asset coverage limitations to fund distributions. As discussed elsewhere in this prospectus, we are generally required to distribute 90% of our ordinary income to ensure RIC tax treatment and we may take such actions to ensure we meet the applicable RIC tax treatment requirements. Please see, “Risk Factors—Federal Income Tax Risks—We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.” To the extent we pay distributions from a source other than net investment income, we are required to notify shareholders of the sources of such distribution pursuant to Section 19 and Rule 19a-1 under the 1940 Act. Any distributions we make will be at the discretion of the Board of Trustees, which has a fiduciary duty to shareholders, taking into account factors such as our disclosure to investors, earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law.

Our distributions to shareholders may be funded from expense reimbursements or waivers of investment advisory fees that are subject to repayment pursuant to our Expense Support and Conditional Reimbursement Agreement.

Substantial portions of our distributions may be funded through the reimbursement of certain expenses by our Adviser and its affiliates, including through the waiver of certain investment advisory fees by our Adviser. Any such distributions funded through expense reimbursements or waivers of advisory fees will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser and its affiliates continue to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by our Adviser or its affiliates will reduce the distributions that shareholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Our Adviser and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from our offering, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).

We intend to generally fund distributions from operating cash flow in the ordinary course. However, shareholders should understand that we may make distributions from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Adviser or the Administrator and that such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future period and/or the Adviser or the Administrator continues to makes such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from this and any future offering and the performance of our investments. To the extent that we borrow to fund distributions, the payment of interest on such borrowings will decrease the Company’s NAV, which would also cause the price per share in our offering to decrease. Shareholders should also understand that any amounts we use to pay distributions to shareholders from sources other than cash flow from operations may be required to be repaid in the future and that our future repayments of such amounts to the Adviser or any lender will reduce the amount of the future distributions. Further, the per share amount of distributions on Class S, Class D and Class I shares may differ because of different allocations of class-specific expenses. For example, distributions on Class S and Class D shares will be lower than on Class I shares because Class S and Class D shares are subject to different shareholder servicing and/or distribution fees. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. The Adviser and the Administrator have no obligation to waive fees or receipt of expense reimbursements, if any.

Although we expect to adopt a share repurchase program, we have discretion to not repurchase your shares or to suspend the program.

Our Board of Trustees may amend or suspend the share repurchase program at any time in its discretion. For example, in accordance with our Board of Trustees’ fiduciary duty to the Company and shareholders, it may amend or suspend the share repurchase program during periods of market dislocation where selling assets to fund a repurchase could have a materially negative impact on remaining shareholders. You may not be able to sell your shares on a timely basis in the event our Board of Trustees amends or suspends the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time. Following any such suspension, the Board of Trustees will reinstate the share repurchase program when appropriate and subject to its fiduciary duty to the Company and shareholders. We will notify you of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be considered a guaranteed method to sell shares promptly or at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders.

In the event a shareholder chooses to participate in our share repurchase program, the shareholder will be required to provide us with notice of intent to participate prior to knowing what the NAV per share of the class of shares being repurchased will be on the Repurchase Date. Although a shareholder will have the ability to withdraw a repurchase request prior to the Repurchase Date, to the extent a shareholder seeks to sell shares to us as part of our periodic share repurchase program, the shareholder will be required to do so without knowledge of what the repurchase price of our shares will be on the Repurchase Date.

As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and noncompliance with such regulations may adversely affect us.

As a public company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a relatively new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We are not required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404, and will not be required to comply with all of those requirements until we have been subject to the reporting requirements of the 1934 Act for a specified period of time or the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of addressing our internal controls over financial reporting and are establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Company.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until there is a public market for our shares, which is not expected to occur.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the loans or other debt securities we originate or acquire, the level of our expenses (including our borrowing costs), variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

General economic conditions could adversely affect the performance of our investments.

The global growth cycle is in a mature phase and signs of slowdown are evident in certain regions around the world, although most economists continue to expect moderate economic growth in the near term, with limited signals of an imminent recession in the U.S. as consumer and government spending remain healthy. Although the broader outlook remains constructive and progress was made on trade, including a phase one deal with China and the United States-Mexico-Canada Agreement, geopolitical instability continues to pose risk. In particular, the outbreak of COVID-19 in many countries, which is a rapidly evolving situation, has disrupted global travel and supply chains, and has adversely impacted global commercial activity and a number of industries, such as transportation, hospitality and entertainment. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19, or any future pandemics that may arise, which may have a continued adverse impact on economic and market conditions, and may lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on the performance and financial results of the Company, and the value and the liquidity of the shares.

We may be impacted by general European economic conditions.

The success of our investment activities could be affected by general economic and market conditions in Europe and in the rest of the world, as well as by changes in applicable laws and regulations (including laws relating to taxation of our investments), trade barriers, currency exchange controls, rate of inflation, currency depreciation, asset re-investment, resource self-sufficiency and national and international political and socioeconomic circumstances in respect of the European and other non-U.S. countries in which we may invest. These factors will affect the level and volatility of securities prices and the liquidity of the Company’s investments, which could impair our profitability or result in losses. General fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. We may maintain substantial trading positions that can be adversely affected by the level of volatility in the financial markets; the larger the positions, the greater the potential for loss. Declines in the performance of national economies or the credit markets in certain jurisdictions have had a negative impact on general economic and market conditions globally, and as a result, could have a material adverse effect on our business, financial condition and results of operations.

The Adviser’s financial condition may be adversely affected by a significant general economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the Adviser’s businesses and operations (including those of the Company). A recession, slowdown and/or sustained downturn in the global economy (or any particular segment thereof) could have a pronounced impact on the Company and could adversely affect the Company’s profitability, impede the ability of the Company’s portfolio companies to perform under or refinance their existing obligations and impair the Company’s ability to effectively deploy its capital or realize its investments on favorable terms.

In addition, economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could adversely affect global economic conditions and world markets and, in turn, could adversely affect the Company’s performance.

Any of the foregoing events could result in substantial or total losses to the Company in respect of certain investments, which losses will likely be exacerbated by the presence of leverage in a portfolio company’s capital structure.

The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.

Commencing in 2021, Russian President Vladimir Putin ordered the Russian military to begin massing thousands of military personnel and equipment near its border with Ukraine and in Crimea, representing the largest mobilization since the illegal annexation of Crimea in 2014. President Putin has initiated troop movements into the eastern portion of Ukraine and continues to threaten an all-out invasion of Ukraine. On February 22, 2022, the United States and several European nations announced sanctions against Russia in response to Russia’s actions. On February 24, 2022, President Putin commenced a full-scale invasion of Russia’s pre-positioned forces into Ukraine, which could have a negative impact on the economy and business activity globally (including in the countries in which the Fund invests), and therefore could adversely affect the performance of the Fund’s investments. Furthermore, the conflict between the two nations and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Fund and the performance of its investments or operations, and the ability of the Fund to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in Russia or Ukraine, they may have adverse consequences related to the ongoing conflict.

It may be difficult to bring suit or foreclosure in non-U.S. countries.

Because the effectiveness of the judicial systems in the countries in which the Company may invest varies, the Company (or any portfolio company) may have difficulty in foreclosing or successfully pursuing claims in the courts of such countries, as compared to the United States or other countries. Further, to the extent the Company or a portfolio company may obtain a judgment but is required to seek its enforcement in the courts of one of these countries in which the Company invests, there can be no assurance that such courts will enforce such judgment. The laws of other countries often lack the sophistication and consistency found in the United States with respect to foreclosure, bankruptcy, corporate reorganization or creditors’ rights.

The nature of bankruptcy proceedings may impact the value of the Company’s investments.

A portfolio company may become involved in a reorganization, bankruptcy or other proceeding. In any such event, the Company may lose its entire investment, may be required to accept cash or securities or assets with a value less than the Company’s original investment and/or may be required to accept payment over an extended period of time.

In the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of an obligor, holders of debt instruments ranking senior to the Company’s investments would typically be entitled to receive payment in full before the Company receives any distributions in respect of its investments. After repaying the senior creditors, such obligor may not have any remaining assets to repay its obligations to the Company. In the case of debt ranking equally with the loans or debt securities in which the Company invests, the Company would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant investee company. Each jurisdiction in which the Company invests has its own insolvency laws. As a result, investments in similarly situated investee companies in different jurisdictions may well confer different rights in the event of insolvency.

A portfolio company that becomes distressed or any distressed asset received by the Company in a restructuring would require active monitoring. Involvement by the Adviser in a company’s reorganization proceedings could result in the imposition of restrictions limiting the Company’s ability to liquidate its position therein. Bankruptcy proceedings involve a number of significant risks. Many of the events within a bankruptcy litigation are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, there can be no assurance that a bankruptcy court would not approve actions which may be contrary to the interests of the Company, particularly in those jurisdictions which give a comparatively high priority to preserving the debtor company as a going concern, or to protecting the interests of either creditors with higher ranking claims in bankruptcy or of other stakeholders, such as employees.

Generally, the duration of a bankruptcy case can only be roughly estimated. The reorganization of a company usually involves the development and negotiation of a plan of reorganization, plan approval by creditors and confirmation by the bankruptcy court. This process can involve substantial legal, professional and administrative costs to the company and the Company; it is subject to unpredictable and lengthy delays, particularly in jurisdictions which do not have specialized insolvency courts or judges and/or may have a higher risk of political interference in insolvency proceedings, all of which may have adverse consequences for the Company. During such process, the company’s competitive position may erode, key management may depart and the company may not be able to invest adequately. In some cases, the company may not be able to reorganize and may be required to liquidate assets. Although the Company will invest only in debt, the debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental values. Such investments can result in a total loss of principal.

One of the protections offered in certain jurisdictions in bankruptcy proceedings is a stay on required payments by the borrower on loans or other securities. When a portfolio company or other issuer seeks relief under the bankruptcy laws of a particular jurisdiction (or has a petition filed against it), an automatic stay prevents all entities, including creditors, from foreclosing or taking other actions to enforce claims, perfect liens or reach collateral securing such claims. Creditors who have claims against the issuer prior to the date of the bankruptcy filing must generally petition the court to permit them to take any action to protect or enforce their claims or their rights in any collateral. Such creditors may be prohibited from doing so if the court concludes that the value of the property in which the creditor has an interest will be “adequately protected” during the proceedings. If the bankruptcy court’s assessment of adequate protection is inaccurate, a creditor’s collateral may be wasted without the creditor being afforded the opportunity to preserve it. Thus, even if the Company holds a secured claim, it may be prevented from collecting the liquidation value of the collateral securing its debt, unless relief from the automatic stay is granted by the court. If relief from the stay is not granted, the Company may not realize a distribution on account of its secured claim until a plan of reorganization or liquidation for the debtor is confirmed. Bankruptcy proceedings are inherently litigious, time consuming, highly complex and driven extensively by facts and circumstances, which can result in challenges in predicting outcomes. The equitable power of bankruptcy judges also can result in uncertainty as to the ultimate resolution of claims. A stay on payments to be made on the assets of the Company could adversely affect the value of those assets and the Company itself. Other protections in such proceedings may include forgiveness of debt, the ability to create super-priority liens in favor of certain creditors of the debtor and certain well-defined claims procedures. Additionally, the numerous risks inherent in the insolvency process create a potential risk of loss by the Company of its entire investment in any particular issuer. Insolvency laws may, in certain jurisdictions, result in a restructuring of the debt without the Company’s consent under the “cramdown” provisions of applicable insolvency laws and may also result in a discharge of all or part of the debt without payment to the Company.

Security interests held by creditors are closely scrutinized and frequently challenged in bankruptcy proceedings and may be invalidated for a variety of reasons. For example, security interests may be set aside because, as a technical matter they have not been perfected properly under applicable law. If a security interest is invalidated, the secured creditor loses the value of the collateral and because loss of the secured status causes the claim to be treated as an unsecured claim, the holder of such claim will be more likely to experience a significant loss of its investment. There can be no assurance that the security interests securing the Company’s claims will not be challenged vigorously and found defective in some respect, or that the Company will be able to prevail against the challenge. As such, investments in issuers involved in such proceedings could subject the Company to certain additional potential liabilities that may exceed the value of the Company’s original investment therein.

Moreover, under applicable bankruptcy law, debt may be disallowed or subordinated to the claims of other creditors if the creditor is found guilty of certain inequitable conduct resulting in harm to other parties with respect to the affairs of a company or other issuer filing for protection from creditors. In addition, creditors’ claims may be treated as equity if they are deemed to be contributions to capital, or if a creditor attempts to control the outcome of the business affairs of an issuer prior to its filing under such laws. If a creditor is found to have interfered with an issuer’s affairs to the detriment of other creditors or shareholders, the creditor may be held liable for damages to injured parties. There can be no assurance that claims for equitable subordination or creditor liability will not be asserted with respect to the Company’s portfolio investments.

While the challenges to liens and debt normally occur in a bankruptcy proceeding, the conditions or conduct that would lead to an attack in a bankruptcy proceeding could in certain circumstances result in actions brought by other creditors of the debtor, shareholders of the debtor or even the debtor itself in other U.S. state or U.S. federal proceedings, including pursuant to state fraudulent transfer laws. As is the case in a bankruptcy proceeding, there can be no assurance that such claims will not be asserted or that the Company will be able successfully to defend against them. To the extent that the Company assumes an active role in any legal proceeding involving the debtor, the Company may be prevented from disposing of securities issued by the debtor due to the Company’s possession of material, non-public information concerning the debtor.

U.S. bankruptcy law permits the classification of “substantially similar” claims in determining the classification of claims in a reorganization for purpose of voting on a plan of reorganization. Because the standard for classification is vague, there exists a significant risk that the Company’s influence with respect to a class of claims can be lost by the inflation of the number and the amount of claims in, or other gerrymandering of, the class. In addition, certain administrative costs and claims that have priority by law over the claims of certain creditors (for example, claims for taxes) may be quite high.

The insolvency of a portfolio company and related proceedings there may be a materially adverse effect on the performance of the Company.

If a court in a lawsuit brought by a creditor or representative of creditors (such as a trustee in bankruptcy) of a portfolio company were to find that:

(a)
the portfolio company did not receive fair consideration or reasonably equivalent value for incurring the indebtedness evidenced by the securities that the company issued to the Company and
(b)
after giving effect to such indebtedness and the use of the proceeds thereof, the portfolio company
a.
was insolvent,
b.
was engaged in a business for which its remaining assets constituted unreasonably small capital or
c.
intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, such court could
i.
invalidate, in whole or in part, such indebtedness as a fraudulent conveyance,
ii.
subordinate such indebtedness to existing or future creditors of the obligor or
iii.
recover amounts previously paid by the portfolio company to the Company and/or proceeds with respect to such securities previously applied by the Company, in each case, in satisfaction of such indebtedness.

In addition, upon the insolvency of a portfolio company, payments that such portfolio company made to the Company may be subject to avoidance, cancellation and/or clawback as a “preference” if made within a certain period of time (which may be as long as two years) before insolvency. There can be no assurance as to what standard a court would apply in order to determine whether the company was “insolvent” or that, regardless of the method of valuation, a court would not determine that the company was “insolvent,” in each case, after giving effect to the indebtedness evidenced by the securities held by the Company and the use of the proceeds thereof.

In general, if payments are voidable, whether as fraudulent conveyances, extortionate transactions or preferences, such payments may be recaptured either from the initial recipient (such as the Company) or from subsequent transferees of such payments, including the shareholders. To the extent that any such amounts are recaptured from the Company, there may be a materially adverse effect on the performance of the Company.

The above discussion is based upon U.S. federal and state laws. Insofar as investments that are obligations of non-U.S. obligors are concerned, the laws of non-U.S. jurisdictions may provide for avoidance remedies under factual circumstances similar to those described above, with consequences that may or may not be analogous to those described above under U.S. federal and state laws.

The Company may invest in portfolio companies whose capital structures may have significant leverage, which may impair these companies’ ability to finance their future operations and capital needs.

While investments in leveraged companies offer the potential opportunity for capital appreciation, such investments also involve a higher degree of risk as a result of recessions, operating problems and other general business and economic risks that may have a more pronounced effect on the profitability or survival of such companies. Such investments are inherently more sensitive to declines in revenues, competitive pressures and increases in expenses. Moreover, rising interest rates may significantly increase portfolio companies’ interest expense, causing losses and/or the inability to service debt levels. Leverage magnifies gains and losses attributable to other investment policies and practices, such as investing in below investment grade instruments. If a portfolio company cannot generate adequate cash flow to meet debt obligations, the portfolio company may default on its loan agreements or be forced into bankruptcy resulting in a restructuring of the company’s capital structure or liquidation of the company, and the Company may suffer a partial or total loss of capital invested in the portfolio company. Furthermore, to the extent companies in which the Company has invested become insolvent, the Company may determine, in cooperation with other debt holders or on its own, to engage, at the Company’s expense in whole or in part, counsel and other advisors in connection therewith. In addition to leverage in the capital structure of portfolio companies, the Company may incur leverage.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares less attractive to investors.

We will be and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of:

(a)
the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering, (ii) in which we have total annual gross revenue of at least $1.07 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and
(b)
the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our shares less attractive because we will rely on some or all of these exemptions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

Any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board of Trustees. Decreases in the market value or fair value of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our NAV.

Terrorist attacks, acts of war, global health emergencies or natural disasters may adversely affect our operations.

Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/ global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies or natural disasters are generally uninsurable.

Force Majeure events may adversely affect our operations.

The Company may be affected by force majeure events (e.g., acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, nationalization of industry and labor strikes). Force majeure events could adversely affect the ability of the Company or a counterparty to perform its obligations. The liability and cost arising out of a failure to perform obligations as a result of a force majeure event could be considerable and could be borne by the Company. Certain force majeure events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting the Company. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control, could result in a loss to the Company if an investment is affected, and any compensation provided by the relevant government may not be adequate.

The current outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. and global economy and is expected to have a materially adverse impact on our financial condition and results of operations.

There is an ongoing global outbreak of COVID-19, which has spread to over 200 countries and territories, including every state in the United States. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19, including new variants, have continued to be identified in additional countries, many countries have reacted, and continue to react, by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions have created disruption in global supply chains, and adversely impacted many industries. Supply chain disruptions could significantly impact the businesses of our portfolio companies and lead to increased costs, inventory shortages, shipping delays and an inability to meet customer demands. The outbreak has had a continued adverse impact on economic and market conditions and has triggered a period of global economic slowdown.

Although vaccines have been widely distributed in the U.S., certain U.S. states are planning on reopening and we believe the economy is beginning to rebound in certain respects, the uncertainty surrounding the COVID-19 pandemic, including uncertainty regarding new variants of COVID-19, the efficacy of existing vaccines against new variants and acceptance of vaccines and other factors have and may continue to contribute to significant volatility in the global markets. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and ability to pay distributions.

The outbreak of the epidemics/pandemics could adversely affect the performance of our investments.

Certain countries have been susceptible to epidemics/pandemics, most recently COVID-19, which has been designated as a pandemic by world health authorities. The outbreak of such epidemics/pandemics, together with any resulting restrictions on travel or quarantines imposed, has had and will continue to have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and thereby is expected to adversely affect the performance of the Company’s investments. Furthermore, the rapid development of epidemics/pandemics could preclude prediction as to their ultimate adverse impact on economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments.

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets may have a negative impact on our business and operations.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the COVID-19 pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and whether there will be additional economic shutdowns. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•
Current market conditions may make it difficult to raise equity capital because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than our current net asset value per share without first obtaining approval for such issuance from our shareholders and our independent directors. In addition, these market conditions may make it difficult to access or obtain new indebtedness with similar terms to our existing indebtedness.
•
Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our prospective investments. While we expect that most of our investments will not bet publicly traded, applicable accounting standards will require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity).
•
Significant changes in the capital markets, such as the recent disruption in economic activity caused by the COVID-19 pandemic may adversely affect the pace of our investment activity and economic activity generally. Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic may have a negative effect on the potential for liquidity events involving our prospective investments. The illiquidity of our prospective investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we will record our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

The current period of capital markets disruption and economic uncertainty may make it difficult to obtain indebtedness and any failure to do so could have a material adverse effect on our business, financial condition or results of operations.

Current market conditions may make it difficult to obtain indebtedness and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently expect to experience, including being at a higher cost in rising rate environments. If we are unable to raise debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make commitments. An inability to obtain indebtedness could have a material adverse effect on our business, financial condition or results of operations.

We may face a breach of our cyber security, which could result in adverse consequences to our operations and exposure of confidential information.

Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Apollo and its affiliates and portfolio companies’ and service providers’ information and technology systems may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, or usage errors by their respective professionals or service providers. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including non-public personal information related to shareholders (and their beneficial owners) and material non-public information. Although Apollo has implemented, and portfolio companies and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Apollo does not control the cyber security plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to Apollo, its affiliates, the Company, the shareholders and/or a portfolio company, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in Apollo’s, its affiliates’, the Company’s and/or a portfolio company’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to shareholders (and their beneficial owners), material non-public information and the intellectual property and trade secrets and other sensitive information of Apollo and/or portfolio companies. Apollo, the Company and/or a portfolio company could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, and other events that may affect their business and financial performance.

We may not be able to obtain all required state licenses or in any other jurisdiction where they may be required in the future.

We may be required to obtain various state licenses in order to, among other things, originate commercial loans, and may be required to obtain similar licenses from other authorities, including outside of the United States, in the future in connection with one or more investments. Applying for and obtaining required licenses can be costly and take several months. There is no assurance that we will obtain all of the licenses that we need on a timely basis. Furthermore, we will be subject to various information and other requirements in order to obtain and maintain these licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses might restrict investment options and have other adverse consequences.

The United Kingdom’s exit from the European Union may create significant risks and uncertainty for global markets and the Company’s investments.

On January 31, 2020, the United Kingdom (the “UK”) ended its membership in the European Union (“Brexit”). On May 1, 2021, the E.U.-U.K. Trade and Cooperation Agreement, or the TCA, became effective. The TCA provides the United Kingdom and EU members with preferential access to each other’s markets, without tariffs or quotas on imported products between the jurisdictions, provided that certain rules of origin requirements are complied with. However, economic relations between the United Kingdom and the EU will now be on more restricted terms than existed prior to Brexit. The long-term effects of Brexit are expected to depend on, among other things, any agreements the UK has made, or makes to retain access to EU markets. Brexit could adversely affect European or worldwide economic or market conditions and could contribute to instability in global financial and real estate markets. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. Likewise, similar actions taken by other European and other countries in which we operate could have a similar or even more profound impact.

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

Compliance with the SEC’s Regulation Best Interest may negatively impact our ability to raise capital in our offering, which would harm our ability to achieve our investment objectives.

As of June 30, 2020, broker-dealers must comply with Regulation Best Interest, which, among other requirements, enhances the existing standard of conduct for broker-dealers and natural persons who are associated persons of a broker dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on broker-dealers participating in our offering cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend our offering to retail customers. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonable alternatives in the best interests of their clients. Reasonable alternatives to the Company, such as listed entities, exist and may have lower expenses, less complexity and/or lower investment risk than the Company. Certain investments in listed entities may involve lower or no commissions at the time of initial purchase. Under Regulation Best Interest, broker-dealers participating in the offering must consider such alternatives in the best interests of their clients. If Regulation Best Interest reduces our ability to raise capital in our offering, it would harm our ability to create a diversified portfolio of investments, particularly while the Company has only satisfied the minimum offering amount, and achieve our investment objectives and would result in our fixed operating costs representing a larger percentage of our gross income.

Inflation may adversely affect our business and operations and those of our portfolio companies.

Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of acceleration in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Certain of our portfolio companies may be impacted by inflation and persistent inflationary pressures could negatively affect our portfolio companies profit margins.

Disruptions to the global supply chain may have adverse impact on our portfolio companies and, in turn, harm us.

Recent supply chain disruptions, including the global microchip shortage, may have an adverse impact on the business of our portfolio companies. Potential adverse impacts to certain of our portfolio companies may include, among others, increased costs, inventory shortages, shipping and project completion delays, and inability to meet customer demand.

Risks Related to Our Investments

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

Our investments may be risky and there is no limit on the amount of any such investments in which we may invest. In addition, investment analyses and decisions by the Company and the Adviser will often be undertaken on an expedited basis in order for the Company to take advantage of investment opportunities. In such cases, the information available to the Company and the Adviser at the time of an investment decision may be limited, and the Company and the Adviser may not have access to the detailed information necessary for a full evaluation of the investment opportunity. In addition, the financial information available to the Company and the Adviser may not be accurate or provided based upon accepted accounting methods. The Company and the Adviser will rely upon independent consultants or advisors in connection with the evaluation of proposed investments. There can be no assurance that these consultants or advisors will accurately evaluate such investments.

Risk Associated with Unspecified Transactions; No Assurance of Investment Return.

As of the date hereof, none of the Company’s investments have been identified, committed to, settled or traded. Investors will be relying on the ability of the Adviser to source, negotiate, consummate and syndicate Company originated loans (each, a “loan” and, together with other portfolio investments, the “portfolio investments”) using the investments of shareholders, and there is no assurance that the Adviser will find a sufficient number of attractive opportunities to meet the Company’s investment objectives or that the Company will be able to make and realize its investment objective. The realizable value of a highly illiquid investment, at any given time, may be less than its intrinsic value. In addition, certain types of investments held by the Company may require a substantial length of time to liquidate. Furthermore, to the extent the investment strategy of the Company relies upon a certain set of market and economic conditions and such conditions do not materialize for an extended period of time, the Company may not be able to invest a significant portion of the proceeds. There can be no assurance that the Company will be able to generate returns for its investors or that the returns will be commensurate with the risks of investing in the type of portfolio investments and transactions described herein.

Any information included in any of the Company’s marketing materials regarding targeted returns for the Company is provided as an indicator as to how the Company will be managed and is not intended to be viewed as an indicator of likely performance returns to investors in the Company. Any targeted return information is based upon projections, estimates and assumptions that a potential investment will yield a return equal to or greater than the target. Accordingly, there can be no assurance that the Company’s projections, estimates or assumptions will be realized or that the Adviser will be successful in finding investment opportunities that meet these anticipated return parameters.

Debt Instruments Generally. The Company will invest in debt and credit-related instruments. Such debt may be unsecured and structurally or contractually subordinated to substantial amounts of senior indebtedness, all or a significant portion of which may be secured. Moreover, such debt investments may not be protected by financial covenants or limitations upon additional indebtedness and there is no minimum credit rating for such debt investments. Other factors may materially and adversely affect the market price and yield of such debt investments, including investor demand, changes in the financial condition of the applicable issuer, government fiscal policy and domestic or worldwide economic conditions. Certain debt instruments in which the Company may invest may have speculative characteristics.

Generally, speculative investments securities offer a higher return potential than higher-rated securities, but involve greater volatility of price and greater risk of loss of income and principal. The issuers of such instruments (including sovereign issuers) may face significant ongoing uncertainties and exposure to adverse conditions that may undermine the issuer’s ability to make timely payment of interest and principal. Such instruments are regarded as predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal in accordance with the terms of the obligations and involve major risk exposure to adverse conditions. In addition, an economic recession could severely disrupt the market for most of these instruments and may have an adverse impact on the value of such instruments. It also is likely that any such economic downturn could adversely affect the ability of the issuers of such instruments to repay principal and pay interest thereon and increase the incidence of default for such instruments.

Loans Risk. The loans that the Company may invest in include loans that are first lien, second lien, third lien or that are unsecured. In addition, the loans the Company will invest in will usually be rated below investment grade or may also be unrated. Loans are subject to a number of risks described elsewhere in this prospectus, including credit risk, liquidity risk, below investment grade instruments risk and management risk.

Although certain loans in which the Company may invest will be secured by collateral, there can be no assurance that such collateral could be readily liquidated or that the liquidation of such collateral would satisfy the borrower’s obligation in the event of non-payment of scheduled interest or principal. In the event of the bankruptcy or insolvency of a borrower, the Company could experience delays or limitations with respect to its ability to realize the benefits of the collateral securing a loan. In the event of a decline in the value of the already pledged collateral, if the terms of a loan do not require the borrower to pledge additional collateral, the Company will be exposed to the risk that the value of the collateral will not at all times equal or exceed the amount of the borrower’s obligations under the loans. To the extent that a loan is collateralized by stock in the borrower or its subsidiaries, such stock may lose some or all of its value in the event of the bankruptcy or insolvency of the borrower. Those loans that are under-collateralized involve a greater risk of loss.

Further, there is a risk that any collateral pledged by portfolio companies in which the Company has taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent the Company’s debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, the Company’s security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Secured debt that is under-collateralized involves a greater risk of loss. In addition, second lien debt is granted a second priority security interest in collateral, which means that any realization of collateral will generally be applied to pay senior secured debt in full before second lien debt is paid. Consequently, the fact that debt is secured does not guarantee that the Company will receive principal and interest payments according to the debt’s terms, or at all, or that the Company will be able to collect on the debt should it be forced to enforce remedies.

Loans are not registered with the SEC, or any state securities commission, and are not listed on any national securities exchange. There is less readily available or reliable information about most loans than is the case for many other types of securities, including securities issued in transactions registered under the Securities Act or registered under the Exchange Act. No active trading market may exist for some loans, and some loans may be subject to restrictions on resale. A secondary market may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods, which may impair the ability to realize full value and thus cause a material decline in the Company’s NAV. In addition, the Company may not be able to readily dispose of its loans at prices that approximate those at which the Company could sell such loans if they were more widely-traded and, as a result of such illiquidity, the Company may have to sell other investments or engage in borrowing transactions if necessary to raise cash to meet its obligations. During periods of limited supply and liquidity of loans, the Company’s yield may be lower.

Some loans are subject to the risk that a court, pursuant to fraudulent conveyance or other similar laws, could subordinate the loans to presently existing or future indebtedness of the borrower or take other action detrimental to lenders, including the Company. Such court action could under certain circumstances include invalidation of loans.

If legislation of state or federal regulations impose additional requirements or restrictions on the ability of financial institutions to make loans, the availability of loans for investment by the Company may be adversely affected. In addition, such requirements or restrictions could reduce or eliminate sources of financing for certain borrowers. This would increase the risk of default.

If legislation or federal or state regulations require financial institutions to increase their capital requirements this may cause financial institutions to dispose of loans that are considered highly levered transactions. Such sales could result in prices that, in the opinion of the Adviser, do not represent fair value. If the Company attempts to sell a loan at a time when a financial institution is engaging in such a sale, the price the Company could get for the loan may be adversely affected.

The Company may acquire loans through assignments or participations. The Company will typically acquire loans through assignment. The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to the debt obligation; however, the purchaser’s rights can be more restricted than those of the assigning institution, and the Company may not be able to unilaterally enforce all rights and remedies under the loan and with regard to any associated collateral.

A participation typically results in a contractual relationship only with the institution selling the participation interest, not with the borrower. Sellers of participations typically include banks, broker-dealers, other financial institutions and lending institutions. Certain participation agreements also include the option to convert the participation to a full assignment under agreed upon circumstances. The Adviser has adopted best execution procedures and guidelines to mitigate credit and counterparty risk in the atypical situation when the Company must acquire a loan through a participation.

In purchasing participations, the Company generally will have no right to enforce compliance by the borrower with the terms of the loan agreement against the borrower, and the Company may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, the Company will be exposed to the credit risk of both the borrower and the institution selling the participation. Further, in purchasing participations in lending syndicates, the Company will not be able to conduct the due diligence on the borrower or the quality of the loan with respect to which it is buying a participation that the Company would otherwise conduct if it were investing directly in the loan, which may result in the Company being exposed to greater credit or fraud risk with respect to the borrower or the loan than the Company expected when initially purchasing the participation.

The Company also may originate loans or acquire loans by participating in the initial issuance of the loan as part of a syndicate of banks and financial institutions, or receive its interest in a loan directly from the borrower.

The Adviser has established a counterparty and liquidity sub-committee that regularly reviews each broker-dealer counterparty for, among other things, its quality and the quality of its execution. The established procedures and guidelines require trades to be placed for execution only with broker counterparties approved by the counterparty and liquidity sub-committee of the Adviser. The factors considered by the sub-committee when selecting and approving brokers and dealers include, but are not limited to:

i.
quality, accuracy, and timeliness of execution,
ii.
review of the reputation, financial strength and stability of the financial institution,
iii.
willingness and ability of the counterparty to commit capital,
iv.
ongoing reliability and
v.
access to underwritten offerings and secondary markets.

Loan Origination. The Adviser will originate loans on behalf of the Company. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies, particularly companies experiencing significant business and financial difficulties, is high. There can be no assurance that the Adviser and the Company will correctly evaluate the value of the assets collateralizing these loans or the prospects for successful repayment or a successful reorganization or similar action.

In accordance with Apollo’s co-investment order, the Company’s ability to acquire loans could be dependent on the existence and performance of Apollo’s origination platform, which includes other fund’s managed by Apollo and enables Apollo to commit in size to multiple deals. Therefore, a decrease in Apollo’s origination platform or its inability to acquire investments suitable for the Company could reduce or possibly eliminate the ability of the Company to participate in certain loans within the Company’s investment objective and would have a material adverse effect on the Company’s performance. Other Apollo funds could be subject to certain restrictions on the types of investments they can make, and such restrictions may in effect limit the types of investments the Company could make to the extent that the Company is dependent on Apollo’s origination platform.

Loan origination involves a number of particular risks that may not exist in the case of secondary debt purchases. Apollo may have to rely more on its own resources to conduct due diligence of the borrower, and such borrower may in some circumstances present a higher credit risk and/or could not obtain debt financing in the syndicated markets. As a result, the diligence is likely to be more limited than the diligence conducted for a broadly syndicated transaction involving an underwriter. Loan origination may also involve additional regulatory risks given licensing requirements for certain types of lending in some jurisdictions, and the scope of these regulatory requirements (and certain permitted exemptions) may vary from jurisdiction to jurisdiction and may change from time to time. In addition, in originating loans, the Company will compete with a broad spectrum of lenders, some of which may have greater financial resources than the Company, and some of which may be willing to lend money on better terms (from a borrower’s standpoint) than the Company. Increased competition for, or a diminution in the available supply of, qualifying loans may result in lower yields on such loans, which could reduce returns to the Company. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies, particularly companies experiencing significant business and financial difficulties is unusually high. There is no assurance that the Adviser will correctly evaluate the value of the assets collateralizing these loans or the prospects for successful repayment or a successful reorganization or similar action.

Senior Loans. The investment objective of the Company includes investing in senior secured term loans. As such, the assets of the Company may include first lien senior secured debt and may also include selected second lien senior secured debt, the latter of which involves a higher degree of risk of a loss of capital.

The factors affecting an issuer’s first and second lien loans, and its overall capital structure, are complex. Some first lien loans may not necessarily have priority over all other unsecured debt of an issuer. For example, some first lien loans may permit other secured obligations (such as overdrafts, swaps or other derivatives made available by members of the syndicate to the company), or involve first liens only on specified assets of an issuer (e.g., excluding real estate). Issuers of first lien loans may have multiple tranches of first lien debt outstanding, each with first liens on separate collateral, or may share first liens on the same collateral. Furthermore, liens with respect to primarily U.S. financings generally only cover U.S. assets, and non-U.S. assets are not included (other than, for example, where a borrower pledges a portion of the stock of first-tier non-U.S. subsidiaries). In the event of Chapter 11 filing by an issuer, the U.S. Bankruptcy Code authorizes the issuer to use a creditor’s collateral and to obtain additional credit by grant of a prior lien on its property, senior even to liens that were first in priority prior to the filing, as long as the issuer provides what the presiding bankruptcy judge considers to be “adequate protection,” which may, but need not always, consist of the grant of replacement or additional liens or the making of cash payments to the affected secured creditor. The imposition of prior liens on the Company’s collateral would adversely affect the priority of the liens and claims held by the Company and could adversely affect the Company’s recovery on its leveraged loans.

Any secured debt is secured only to the extent of its lien and only to the extent of the value of underlying assets or incremental proceeds on already secured assets. Moreover, underlying assets are subject to credit, liquidity, and interest rate risk. Although the amount and characteristics of the underlying assets selected as collateral may allow the Company to withstand certain assumed deficiencies in payments occasioned by the borrower’s default, if any deficiencies exceed such assumed levels or if underlying assets are sold, it is possible that the proceeds of such sale or disposition will not be sufficient to satisfy the amount of principal and interest owing to the Company in respect of its investment.

Senior secured credit facilities are generally syndicated to a number of different financial market participants. The documentation governing such facilities typically requires either a majority consent or, in certain cases, unanimous approval for certain actions in respect of the credit, such as waivers, amendments, or the exercise of remedies. In addition, voting to accept or reject the terms of a restructuring of a credit pursuant to a Chapter 11 plan of reorganization is done on a class basis. As a result of these voting regimes, the Company may not have the ability to control any decision in respect of any amendment, waiver, exercise of remedies, restructuring or reorganization of debts owed to the Company.

Senior secured loans are also subject to other risks, including:

i.
the possible invalidation of a debt or lien as a “fraudulent conveyance”;
ii.
the recovery as a “preference” of liens perfected or payments made on account of a debt in the 90 days before a bankruptcy filing;
iii.
equitable subordination claims by other creditors;
iv.
“lender liability” claims by the portfolio company of the obligations; and
v.
environmental and/or other liabilities that may arise with respect to collateral securing the obligations.

Decisions in bankruptcy cases have held that a secondary loan market assignee can be denied a recovery from the debtor in a bankruptcy if a prior holder of the loans either received and does not return a preference or fraudulent conveyance, or if such prior holder engaged in conduct that would qualify for equitable subordination.

The Company’s investments may be subject to early redemption features, refinancing options, pre-payment options or similar provisions that, in each case, could result in the portfolio company repaying the principal on an obligation held by the Company earlier than expected. As a consequence, the Company’s ability to achieve its investment objective may be adversely affected.

Equity Investments. We may make select equity investments. In addition, in connection with our debt investments, we on occasion may receive equity interests such as warrants or options as additional consideration. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Preferred Securities. Investments in preferred securities involve certain risks. Certain preferred securities contain provisions that allow an issuer under certain conditions to skip or defer distributions. If the Company owns a preferred security that is deferring its distribution, the Company may be required to include the amount of the deferred distribution in its taxable income for tax purposes although it does not currently receive such amount in cash. In order to receive the special treatment accorded to RICs and their shareholders under the Code and to avoid U.S. federal income and/or excise taxes at the Company level, the Company may be required to distribute this income to shareholders in the tax year in which the income is recognized (without a corresponding receipt of cash). Therefore, the Company may be required to pay out as an income distribution in any such tax year an amount greater than the total amount of cash income the Company actually received, and to sell portfolio securities, including at potentially disadvantageous times or prices, to obtain cash needed for these income distributions. Preferred securities often are subject to legal provisions that allow for redemption in the event of certain tax or legal changes or at the issuer’s call. In the event of redemption, the Company may not be able to reinvest the proceeds at comparable rates of return. Preferred securities are subordinated to bonds and other debt securities in an issuer’s capital structure in terms of priority for corporate income and liquidation payments, and therefore will be subject to greater credit risk than those debt securities. Preferred securities may trade less frequently and in a more limited volume and may be subject to more abrupt or erratic price movements than many other securities, such as common stocks, corporate debt securities and U.S. government securities.

Non-U.S. Securities. We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidence of ownership of such securities usually is held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions, which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to shareholders located outside the country of the issuer, whether from currency blockage or otherwise. Because non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations.

Subordinated Debt. Our subordinated debt investments will generally rank junior in priority of payment to senior debt and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our shareholders to non-cash income. Because we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

Below Investment Grade Risk. In addition, we intend to invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid. The major risks of below investment grade securities include:

•
Below investment grade securities may be issued by less creditworthy issuers. Issuers of below investment grade securities may have a larger amount of outstanding debt relative to their assets than issuers of investment grade securities. In the event of an issuer’s bankruptcy, claims of other creditors may have priority over the claims of holders of below investment grade securities, leaving few or no assets available to repay holders of below investment grade securities.
•
Prices of below investment grade securities are subject to extreme price fluctuations. Adverse changes in an issuer’s industry and general economic conditions may have a greater impact on the prices of below investment grade securities than on other higher-rated fixed-income securities.
•
Issuers of below investment grade securities may be unable to meet their interest or principal payment obligations because of an economic downturn, specific issuer developments or the unavailability of additional financing.
•
Below investment grade securities frequently have redemption features that permit an issuer to repurchase the security from us before it matures. If the issuer redeems below investment grade securities, we may have to invest the proceeds in securities with lower yields and may lose income.
•
Below investment grade securities may be less liquid than higher-rated fixed-income securities, even under normal economic conditions. There are fewer dealers in the below investment grade securities market, and there may be significant differences in the prices quoted by the dealers. Judgment may play a greater role in valuing these securities and we may be unable to sell these securities at an advantageous time or price.
•
We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting issuer.

The credit rating of a high-yield security does not necessarily address its market value risk. Ratings and market value may change from time to time, positively or negatively, to reflect new developments regarding the issuer.

LIBOR Risk. On July 27, 2017, the U.K Financial Conduct Authority (“FCA”) announced that it would phase out LIBOR as a benchmark by the end of 2021. As of December 31, 2021, all non-U.S. dollar LIBOR publications have been phased out. The phase out of a majority of the U.S. dollar publications is delayed until June 30, 2023. The Alternative Reference Rates Committee (“ARRC”) of the Federal Reserve Bank of New York previously confirm that this constitutes a “benchmark transition event” and established “benchmark replacement dates” in ARRC standard LIBOR transition provisions that exist in many U.S. law contracts using LIBOR.

The publication of all EUR and CHF LIBOR settings, the Spot Next/Overnight, 1 week, 2 month and 12 month JPY and GBP LIBOR settings, and the 1 week and 2 months USD LIBOR settings has ceased. The publication of the overnight, 1 month, 3 month, 6 month, and 12 months USD LIBOR settings will cease after June 30, 2023. The FCA plans to consult the market on creating “synthetic” 1 month, 3 month and 6 month rates for GBP and JPY LIBOR, to be published for a limited time.

The New York State legislation was signed into law to aid “tough legacy” LIBOR contracts. Other legislative solutions are being pursued at the Federal level, in the U.K. and in Europe. The U.S. Federal banking agencies have also issued guidance encouraging banking and global organizations to cease reference to USD LIBOR as soon as practicable and, in any event, by December 31, 2021. The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021.

The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. However, the COVID-19 pandemic may adversely impact the timing of many firms’ transition planning, and we continue to assess the potential impact of the COVID-19 pandemic on our transition plans. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, it is not possible at this time to predict the effect of any such changes, any establishment of alternative reference rates, whether the COVID-19 pandemic will have further effect on LIBOR transition timelines or plans, or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere.

The discontinuation of LIBOR could have a significant impact on our business. We anticipate significant operational challenges for the transition away from LIBOR, including, but not limited to, amending existing loan agreements with borrowers on investments that may have not been modified with fallback language and adding effective fallback language to new agreements in the event that LIBOR is discontinued before maturity.

Beyond these challenges, we anticipate there may be additional risks to our current processes and information systems that we will need to identify and evaluate. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value of any LIBOR-linked securities, loans and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

Junior, Unsecured Securities. Our strategy may entail acquiring securities that are junior or unsecured instruments. While this approach can facilitate obtaining control and then adding value through active management, it also means that certain of the Company’s investments may be unsecured. If a portfolio company becomes financially distressed or insolvent and does not successfully reorganize, we will have no assurance (compared to those distressed securities investors that acquire only fully collateralized positions) that we will recover any of the principal that we have invested. Similarly, investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal, interest and other amounts. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should it be forced to enforce its remedies.

While such junior or unsecured investments may benefit from the same or similar financial and other covenants as those enjoyed by the indebtedness ranking more senior to such investments and may benefit from cross-default provisions and security over the issuer’s assets, some or all of such terms may not be part of particular Investments. Moreover, our ability to influence an issuer’s affairs, especially during periods of financial distress or following insolvency, is likely to be substantially less than that of senior creditors. For example, under typical subordination terms, senior creditors are able to block the acceleration of the junior debt or the exercise by junior debt holders of other rights they may have as creditors. Accordingly, we may not be able to take steps to protect investments in a timely manner or at all, and there can be no assurance that our rate of return objectives or any particular investment will be achieved. In addition, the debt securities in which we will invest may not be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and are not expected to be rated by a credit rating agency.

Early repayments of our investments may have a material adverse effect on our investment objectives. In addition, depending on fluctuations of the equity markets and other factors, warrants and other equity investments may become worthless.

There can be no assurance that attempts to provide downside protection through contractual or structural terms with respect to our investments will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk. Furthermore, we have limited flexibility to negotiate terms when purchasing newly issued investments in connection with a syndication of mezzanine or certain other junior or subordinated investments or in the secondary market.

CLO Risk. Our investments in CLOs may be riskier than a direct investment in the debt or other securities of the underlying companies. When investing in CLOs, we may invest in any level of a CLO’s subordination chain, including subordinated (lower-rated) tranches and residual interests (the lowest tranche). CLOs are typically highly levered and therefore, the junior debt and equity tranches that we may invest in are subject to a higher risk of total loss and deferral or nonpayment of interest than the more senior tranches to which they are subordinated. In addition, we will generally have the right to receive payments only from the CLOs, and will generally not have direct rights against the underlying borrowers or entities that sponsored the CLOs. Furthermore, the investments we make in CLOs are at times thinly traded or have only a limited trading market. As a result, investments in such CLOs may be characterized as illiquid securities.

“Covenant-lite” Obligations. We may invest in, or obtain exposure to, obligations that may be “covenant-lite,” which means such obligations lack certain financial maintenance covenants. While these loans may still contain other collateral protections, a covenant-lite loan may carry more risk than a covenant-heavy loan made by the same borrower, as it does not require the borrower to provide affirmation that certain specific financial tests have been satisfied on a routine basis as is required under a covenant-heavy loan agreement. Should a loan we hold begin to deteriorate in quality, our ability to negotiate with the borrower may be delayed under a covenant-lite loan compared to a loan with full maintenance covenants. This may in turn delay our ability to seek to recover its investment.

Bridge Financings. From time to time, we may lend to portfolio companies on a short-term, unsecured basis or otherwise invest on an interim basis in portfolio companies in anticipation of a future issuance of equity or long-term debt securities or other refinancing or syndication. Such bridge loans would typically be convertible into a more permanent, long-term security; however, for reasons not always in the Company’s control, such long-term securities issuance or other refinancing or syndication may not occur and such bridge loans and interim investments may remain outstanding. In such event, the interest rate on such loans or the terms of such interim investments may not adequately reflect the risk associated with the position taken by the Company.

Distressed Investments; Restructurings. The Company may make investments in companies that subsequently become distressed (e.g., defaulted, out-of-favor or distressed bank loans and debt securities). Certain of the Company’s investments may, therefore, include specific investments in companies that become highly leveraged with significant burdens on cash flow, and, therefore, involve a high degree of financial risk. Portfolio companies may be facing liquidity challenges due to debt maturities, covenant violations, cyclical challenges or imminent bankruptcy, or they need financing in order to exit bankruptcy. The Company’s investments may be considered speculative and subject to a high degree of risk, and the ability of the relevant portfolio companies to pay their debts on schedule could be adversely affected by interest rate movements, changes in the general economic climate or the economic factors affecting a particular industry, or specific developments within such companies. Investments in companies operating in workout or bankruptcy modes also present additional legal risks, including fraudulent conveyance, voidable preference and equitable subordination risks. The level of analytical sophistication, both financial and legal, necessary for successful investment in companies experiencing significant business and financial difficulties is unusually high. There is no assurance that the Adviser will correctly evaluate the value of the assets collateralizing the Company’s loans or the prospects for a successful reorganization or similar action.

Distressed/Defaulted Securities. The Company may invest in the securities of companies that subsequently become involved in bankruptcy proceedings, reorganizations or financial restructurings, and that may face pending covenant violations or significant debt maturities. In such a case, the Company may have a more active participation in the affairs of such portfolio companies than is generally assumed by an investor. Such investments could, in certain circumstances, subject the Company to certain additional potential liabilities, which may exceed the value of the Company’s original investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. Furthermore, such investments could also subject the Company to litigation risks or prevent the Company from disposing of securities. In any reorganization or liquidation proceeding relating to a portfolio company or an investment, the Company may lose its entire investment, may be required to accept cash or securities with a value less than the Company’s original investment and/or may be required to accept payment over an extended period of time. In addition, under certain circumstances, payments to the Company and the related distributions by the Company to the shareholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transaction under applicable bankruptcy and insolvency laws. As more fully discussed below, in a bankruptcy or other proceeding, the Company as a creditor may be unable to enforce its rights in any collateral or may have its security interest in any collateral challenged or disallowed, and its claims may be subordinated to the claims of other creditors.

The market for distressed securities is expected to be less liquid than the market for securities of companies that are not distressed. A substantial length of time may be required to liquidate investments in securities that become distressed. Furthermore, at times, a major portion of an issue of distressed securities may be held by relatively few investors, and the market may be limited to a narrow range of potential counterparties, such as other financial institutions. Under adverse market or economic conditions or in the event of adverse changes in the financial condition of the portfolio companies, the Company may find it more difficult to sell such securities when the Adviser believes it advisable to do so or may only be able to sell such securities at a loss. The Company may also find it more difficult to determine the fair market value of distressed securities for the purpose of computing the Company’s net asset value. In some cases, the Company may be prohibited by contract from selling investments for a period of time.

Non-Performing Debt. Certain debt instruments that the Company may invest in may be or become nonperforming and possibly in default. The obligor or relevant guarantor may also be in or enter bankruptcy or liquidation. There can be no assurance as to the amount and timing of payments, if any, with respect to any such debt instruments.

Loans may become non-performing for a variety of reasons and borrowers on loans constituting the Company’s assets may seek the protection afforded by bankruptcy, insolvency and other debtor relief laws. Upon a bankruptcy filing in a U.S. Bankruptcy Court by an issuer of debt, the U.S. Bankruptcy Code imposes an automatic stay on payments of such issuer’s pre-petition debt. A stay on payments to be made on the assets of the Company could adversely affect the value of those assets and the Company itself. Other protections in such proceedings may include forgiveness of debt, the ability to create super-priority liens in favor of certain creditors of the debtor and certain well-defined claims procedures. Nonperforming debt obligations may require substantial workout negotiations, restructuring or bankruptcy filings that may entail a substantial reduction in the interest rate, deferral of payments and/or a substantial write-down of the principal of a loan or conversion of some or all of the debt to equity. Insolvency laws may, in certain jurisdictions, result in a restructuring of the debt without the Company’s consent under the “cramdown” provisions of applicable insolvency laws and may also result in a discharge of all or part of the debt without payment to the Company. If a portfolio company were to file for Chapter 11 reorganization, the U.S. Bankruptcy Code authorizes the issuer to restructure the terms of repayment of a class of debt, even if the class fails to accept the restructuring, as long as the restructured terms are “fair and equitable” to the class and certain other conditions are met.

Such non-performing instruments or loans may also require a substantial amount of workout negotiations or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial writedown of principal. It is possible that the Company may find it necessary or desirable to foreclose on collateral securing one or more loans purchased by the Company. The foreclosure process varies jurisdiction by jurisdiction and can be lengthy and expensive. Borrowers often resist foreclosure actions, which often prolongs and complicates an already difficult and time-consuming process. In some states or other jurisdictions, foreclosure actions can take up to several years or more to conclude. During the foreclosure proceedings, a borrower may have the ability to file for bankruptcy, potentially staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral assets and may result in disrupting ongoing management of the company. There can be no assurance as to the amount and timing of payments, if any, with respect to any such debt instruments.

Nature of Mezzanine Debt and Other Junior Unsecured Securities. The Company’s strategy may include acquiring mezzanine debt, which generally will be unrated or have ratings or implied or imputed ratings below investment grade, as well as loans or securities that are junior, unsecured, equity or quasi-equity instruments. Mezzanine debt or securities are generally unsecured and/or subordinated to other obligations of the portfolio company, and tend to have greater credit and liquidity risk than that typically associated with investment grade corporate obligations. The risks associated with mezzanine debt or equity investments include a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions may adversely affect the obligor’s ability to pay principal and interest on its debt. Many obligors on mezzanine debt or equity investments are highly leveraged. As such, specific developments affecting such obligors, such as reduced cash flow from operations or the inability to refinance debt at maturity, may also adversely affect such obligors’ ability to meet debt service obligations. Mezzanine debt or equity instruments are often issued in connection with leveraged acquisitions or recapitalizations in which the portfolio companies incur a substantially higher amount of indebtedness than the level at which they had previously operated.

Default rates for mezzanine debt and other junior unsecured securities have historically been higher than such rates for investment grade securities. If the Company makes an investment that is not secured by collateral and if the portfolio company in question does not successfully reorganize, the Company will have no assurance (as compared to those distressed securities investors that acquire only fully collateralized positions) that it will recover any of the principal that it has invested. While junior, unsecured, equity or quasi-equity investments may benefit from the same or similar financial and other covenants as those enjoyed by the indebtedness ranking more senior to such investments and may benefit from cross-default provisions and security over the portfolio company’s assets, some or all of such terms may not be part of the particular investments. Moreover, the ability of the Company to influence a portfolio company’s affairs, especially during periods of financial distress or following insolvency, is likely to be substantially less than that of senior creditors. For example, under typical subordination terms, senior creditors are able to block the acceleration of the junior debt or the exercise by junior debt holders of other rights they may have as creditors. Accordingly, the Company may not be able to take steps to protect its investments in a timely manner or at all and there can be no assurance that the return objectives of the Company or any particular investment will be achieved. In addition, the debt securities in which the Company may invest may not be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and are not expected to be rated by a credit rating agency.

Convertible Securities. Convertible securities are bonds, debentures, notes, preferred stocks or other securities that may be converted into or exchanged for a specified amount of common stock of the same or different portfolio company within a particular period of time at a specified price or formula. A convertible security entitles its holder to receive interest that is generally paid or accrued on debt or a dividend that is paid or accrued on preferred stock, in each case, until the convertible security matures or is redeemed, converted or exchanged. Convertible securities have unique investment characteristics in that they generally (i) have higher yields than common stocks, but lower yields than comparable nonconvertible securities, (ii) are less subject to fluctuation in value than the underlying common stock due to their fixed income characteristics and (iii) provide the potential for capital appreciation if the market price of the underlying common stock increases.

The value of a convertible security is a function of its “investment value” (determined by its yield in comparison with the yields of other securities of comparable maturity and quality that do not have a conversion privilege) and its “conversion value” (the security’s worth, at market value, if converted into the underlying common stock). The investment value of a convertible security is influenced by changes in interest rates, with investment value declining as interest rates increase and increasing as interest rates decline. The credit standing of the portfolio company and other factors may also have an effect on the convertible security’s investment value. The conversion value of a convertible security is determined by the market price of the underlying common stock. If the conversion value is low relative to the investment value, the price of the convertible security is governed principally by its investment value. To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible security will be increasingly influenced by its conversion value. A convertible security generally will sell at a premium over its conversion value by the extent to which investors place value on the right to acquire the underlying common stock while holding a fixed-income security. Generally, the amount of the premium decreases as the convertible security approaches maturity.

A convertible security may be subject to redemption at the option of the portfolio company at a price established in the convertible security’s governing instrument. If a convertible security held by the Company is called for redemption, the Company will be required to permit the portfolio company to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on the Company’s ability to achieve its investment objective.

Investing primarily in large private U.S. borrowers may limit the Company’s ability to achieve high growth rates during times of economic expansion.

Investing primarily in originated assets made to large private U.S. borrowers may result in the Company underperforming other segments of the market, particularly during times of economic expansion, because large private U.S. borrowers may be less responsive to competitive challenges and opportunities in the financial markets. As a result, the Company’s value may not rise at the same rate, if at all, as other funds that invest in smaller market capitalization companies that are more capable of responding to economic and industrial changes.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any proceeds. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company and our portfolio company may not have sufficient assets to pay all equally ranking credit even if we hold senior, first-lien debt.

There could be circumstances in which the Company may not be able to control the modification, waiver or amendment of the terms and conditions of a loan agreement if a sufficient number of the other lenders act contrary to the Company’s preferences.

The terms and conditions of loan agreements and related assignments may be amended, modified or waived only by the agreement of the lenders. Generally, any such agreement must include a majority or a supermajority (measured by outstanding loans or commitments) or, in certain circumstances, a unanimous vote of the lenders. The Company and the Adviser would be expected to have the authority to negotiate any amendments or modifications to the portfolio investments that are loans, but even where they do not have any such authority, they may have the authority to give or withhold consent to amendments or modifications initiated and negotiated by portfolio companies or other lenders. Consequently, there could be circumstances in which the Company may not be able to control the modification, waiver or amendment of the terms and conditions of a loan agreement if a sufficient number of the other lenders act contrary to the Company’s preferences. If the Company invests or holds an investment through participation interests or derivative securities rather than directly, it is possible that the Company may not be entitled to vote on any such adjustment of terms of such agreements.

The exercise of remedies may also be subject to the vote of a specified percentage of the lenders thereunder. The Company will have the authority to cause the Company to consent to certain amendments, waivers or modifications to the investments requested by obligors or the lead agents for loan syndication agreements. The Company may, in accordance with its investment management standards, cause the Company to extend or defer the maturity, adjust the outstanding balance of any investment, reduce or forgive interest or fees, release material collateral or guarantees, or otherwise amend, modify or waive the terms of any related loan agreement, including the payment terms thereunder. The Company will make such determinations in accordance with its investment management standards. Any amendment, waiver or modification of an investment could adversely impact the Company’s investment returns.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

If one of our portfolio companies were to file for bankruptcy, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower.

In recent years, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to a borrower or has assumed a degree of control over the borrower resulting in a creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Because of the nature of certain of the Company’s investments, the Company could be subject to allegations of lender liability.

In addition, under common law principles that in some cases form the basis for lender liability claims, if a lender or bondholder:

i.
intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower,
ii.
engages in other inequitable conduct to the detriment of such other creditors,
iii.
engages in fraud with respect to, or makes misrepresentations to, such other creditors, or
iv.
uses its influence as a stockholder to dominate or control a borrower to the detriment of other creditors of such borrower, a court may elect to subordinate the claim of the offending lender or bondholder to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.”

The Company does not intend to engage in conduct that would form the basis for a successful cause of action based upon the equitable subordination doctrine. However, because of the nature of certain of the Company’s investments, the Company may be subject to claims from creditors of an obligor that debt obligations of which are held by the Company should be equitably subordinated.

The preceding discussion regarding lender liability is based upon principles of U.S. federal and state laws. With respect to the Company’s investments outside the United States, the laws of certain non-U.S. jurisdictions may also impose liability upon lenders or bondholders under factual circumstances similar to those described above, with consequences that may or may not be analogous to those described above under U.S. federal and state laws.

We generally will not control our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, we may not be able to dispose of our interests in our portfolio companies.

We do not expect to control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements with such portfolio companies may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of the company’s common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

We will be exposed to risks associated with changes in interest rates.

General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our ability to achieve our investment objective and the rate of return on invested capital. Because we may borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we may borrow funds and the rate at which we may invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Our debt investments may be based on floating interest rates, such as LIBOR, the Euro Interbank Offered Rate (“EURIBOR”), the Federal Funds Rate or the Prime Rate, that reset on a periodic basis, and that many of our investments will be subject to interest rate floors. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income, which also could be negatively impacted by our borrowers making prepayments on their loans. On the other hand, an increase in interest rates could increase the interest repayment obligations of our borrowers and result in challenges to their financial performance and ability to repay their obligations. In addition, our cost of funds likely will increase because the interest rates on the majority of amounts we may borrow are likely to be floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor will not increase until interest rates exceed the applicable floor.

Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. Moreover, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock. Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could adversely affect our business.

We may enter into certain hedging transactions, such as interest rate swap agreements, in an effort to mitigate our exposure to adverse fluctuations in interest rates and we may increase our floating rate investments to position the portfolio for rate increases. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk or if we will enter into such interest rate hedges. Hedging transactions may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

We do not have a policy governing the maturities of our investments. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term securities. A decline in the prices of the debt we own could adversely affect our net asset value. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate.

To the extent that we make floating rate debt investments, a rise in the general level of interest rates would lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase in the amount of the incentive fee payable to the Adviser.

Any inaccuracy or incompleteness by a portfolio company or breach of covenants may adversely affect the valuation of the collateral underlying the loans or the ability of the lenders to perfect or effectuate a lien on the collateral securing the loan or the Company’s ability to otherwise realize on or avoid losses in respect of the investment.

The Company will seek to make or acquire portfolio investments having structural, covenant and other contractual terms providing adequate downside protection, but there can be no assurance that such attempts to provide downside protection with respect to its investments will achieve their desired effect, and, accordingly, potential investors should regard an investment in the Company as being speculative and having a high degree of risk. Of paramount concern in making or acquiring a portfolio investment is the possibility of material misrepresentation or omission on the part of the portfolio investment seller, the portfolio company or other credit support providers, or breach of covenant by any such parties. Such inaccuracy or incompleteness or breach of covenants may adversely affect the valuation of the collateral underlying the loans or the ability of the lenders to perfect or effectuate a lien on the collateral securing the loan or the Company’s ability to otherwise realize on or avoid losses in respect of the investment. The Company will rely upon the accuracy and completeness of representations made by any such parties to the extent reasonable, but cannot guarantee such accuracy or completeness.

Additionally, of particular concern in portfolio investments in loans or other debt instruments is the possibility of material misrepresentation or omission on the part of the borrower or issuer of such debt instruments. Such inaccuracy or incompleteness may adversely affect the valuation of the collateral underlying the loans, notes or bonds or may adversely affect the ability of the Company to perfect or effectuate a lien on any collateral securing the investment. The Company will rely upon the accuracy and completeness of representations made by borrowers or issuers of securities and their respective agents when it makes its investments, but cannot guarantee such accuracy or completeness. Under certain circumstances, payments to the Company may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment.

Second priority liens on collateral securing debt investments that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain debt investments that we make to portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company remaining assets, if any.

We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before we are so entitled. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy its unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then its unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the debt investments we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

The portfolio investments in which the Company invests and Apollo’s portfolio companies will be subject to various laws for the protection of creditors in the jurisdictions of the portfolio companies concerned.

Differences in law may adversely affect the rights of the Company as a lender with respect to other creditors. Additionally, the Company, as a creditor, may experience less favorable treatment under different insolvency regimes than those that apply in the United States, including in cases where the Company seeks to enforce any security it may hold as a creditor.

Limited amortization requirements may extend the expected weighted average life of the investment.

The Company may invest in loans that have limited mandatory amortization requirements. While these loans may obligate a portfolio company to repay the loan out of asset sale proceeds or with annual excess cash flow, repayment requirements may be subject to substantial limitations that would allow a portfolio company to retain such asset sale proceeds or cash flow, thereby extending the expected weighted average life of the investment. In addition, a low level of amortization of any debt over the life of the investment may increase the risk that the portfolio company will not be able to repay or refinance the loans held by the Company when it matures.

Economic recessions or downturns could impair our portfolio companies and adversely affect our operating results.

The companies in which we intend to invest may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. The recent global outbreak of COVID-19 has disrupted economic markets and the prolonged economic impact is uncertain. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a worldwide economic downturn. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

In an economic downturn, we may have non-performing assets or non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our senior secured debt. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and NAV. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and adversely affect our operating results.

Implementation of the Company’s strategy is dependent in part on market dislocation impacting the global credit markets.

Implementation of the Company’s investment strategy will depend, in part, on the extent to which the global credit markets continue to experience disruption, liquidity shortages and financial instability. Prolonged disruption may prevent the Company from advantageously realizing on or disposing of its investments. A further economic downturn could adversely affect the financial resources and credit quality of the underlying portfolio companies of any debt instruments in which the Company may invest and result in the inability of such borrowers to make principal and interest payments on, or refinance, outstanding debt when due. In the event of such defaults, the Company may suffer a partial or total loss of capital invested in such companies, which would, in turn, have an adverse effect on the Company’s returns. Any such defaults may have an adverse effect on the Company’s investments. Such marketplace events also may restrict the ability of the Company to sell or liquidate investments at favorable times or for favorable prices (although such marketplace events may not foreclose the Company’s ability to hold such investments until maturity). Further, the Company’s investment strategy may be impacted in part by changes in the conditions in the global financial markets generally and credit markets specifically. In the event of a further market deterioration, the value of the Company’s investments may not appreciate as projected or may suffer a loss.

A covenant breach or other default by our portfolio companies may adversely affect our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, a bankruptcy court might recharacterize our debt holding and subordinate all or a portion of our claim to claims of other creditors, even though we may have structured our investment as senior secured debt. The likelihood of such a re-characterization would depend on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company.

Our portfolio companies may be highly leveraged.

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Loans to private companies involve risks that may not exist in the case of more established and/or publicly traded companies.

These risks include the risk that:

•
these companies may have limited financial resources and limited access to additional financing, which may increase the risk of their defaulting on their obligations, leaving creditors, such as the Company, dependent on any guarantees or collateral that they may have obtained;
•
these companies frequently have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which render such companies more vulnerable to competition and market conditions, as well as general economic downturns;
•
there will not be as much information publicly available about these companies as would be available for public companies and such information may not be of the same quality;
•
these companies are more likely to depend on the management talents and efforts of a small group of persons; as a result, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on these companies’ ability to meet their obligations;
•
these companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position; and
•
these companies may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

We may not realize gains from our equity investments.

Certain investments that we may make could include warrants or other equity securities. In addition, we may make direct equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We intend to seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

An investment strategy focused primarily on privately-held companies presents certain challenges, including, but not limited to, the lack of available information about these companies.

We intend to invest primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. Second, the depth and breadth of experience of management in private companies tends to be less than that at public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or persons with less depth and breadth of experience. Therefore, the decisions made by such management teams and/or the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our investments and, in turn, on us. Third, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns.

Fourth, little public information generally exists about private companies. Further, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. The Adviser would typically assess an investment in a portfolio company based on the Adviser’s estimate of the portfolio company’s earnings and enterprise value, among other things, and these estimates may be based on limited information and may otherwise be inaccurate, causing the Adviser to make different investment decisions than it may have made with more complete information. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

Our investments in securities or assets of publicly-traded companies are subject to the risks inherent in investing in public securities.

We may invest a portion of our portfolio in publicly-traded assets. For example, it is not expected that we will be able to negotiate additional financial covenants or other contractual rights, which we might otherwise be able to obtain in making privately negotiated investments. In addition, by investing in publicly-traded securities or assets, we will be subject to U.S. federal and state securities laws, as well as non-U.S. securities laws, that may, among other things, restrict or prohibit our ability to make or sell an investment. Moreover, we may not have the same access to information in connection with investments in public securities, either when investigating a potential investment or after making an investment, as compared to privately negotiated investments. Furthermore, we may be limited in its ability to make investments and to sell existing investments in public securities because the Firm may be deemed to have material, nonpublic information regarding the issuers of those securities or as a result of other internal policies. The inability to sell public securities in these circumstances could materially adversely affect our investment results. In addition, an investment may be sold by us to a public company where the consideration received is a combination of cash and stock of the public company, which may, depending on the securities laws of the relevant jurisdiction, be subject to lock-up periods.

A lack of liquidity in certain of our investments may adversely affect our business.

We intend to invest in certain companies whose securities are not publicly-traded or actively traded on the secondary market, and whose securities are subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses. Moreover, investments purchased by us that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer, market events, economic conditions or investor perceptions.

Our investments may include original issue discount and payment-in-kind instruments.

To the extent that we invest in original issue discount or payment-in-kind (“PIK”) instruments and the accretion of original issue discount or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•
the higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;
•
original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;
•
an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the Adviser’s future base management fees which, thus, increases the Adviser’s future income incentive fees at a compounding rate;

•
market prices of PIK instruments and other zero coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
•
the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•
even if the conditions for income accrual under accounting principles generally accepted in the United States (“GAAP”) are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
•
the required recognition of original issue discount or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to be subject to tax as a RIC; and
•
original issue discount may create a risk of non-refundable cash payments to the Adviser based on noncash accruals that may never be realized.

The prices of the debt instruments and other securities in which we invest may decline substantially.

For reasons not necessarily attributable to any of the risks set forth herein (for example, supply/demand imbalances or other market forces), the prices of the debt instruments and other securities may decline substantially. In particular, purchasing debt instruments or other assets at what may appear to be “undervalued” or “discounted” levels is no guarantee that these assets will not be trading at even lower levels at a time of valuation or at the time of sale, if applicable. It may not be possible to predict, or to hedge against, such “spread widening” risk. Additionally, the perceived discount in pricing from previous environments described herein may still not reflect the true value of the assets underlying debt instruments in which the Company invests.

We may enter into a TRS agreement that exposes us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

A total return swap (“TRS”) is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements.

A TRS is subject to market risk, liquidity risk and risk of imperfect correlation between the value of the TRS and the loans underlying the TRS. In addition, we may incur certain costs in connection with the TRS that could in the aggregate be significant. A TRS is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty.

We may enter into repurchase agreements.

Subject to our investment objective and policies, we may invest in repurchase agreements as a buyer for investment purposes. Repurchase agreements typically involve the acquisition by the Company of debt securities from a selling financial institution such as a bank, savings and loan association or broker-dealer. The agreement provides that the Company will sell the securities back to the institution at a fixed time in the future for the purchase price plus premium (which often reflects the interests). The Company does not bear the risk of a decline in the value of the underlying security unless the seller defaults under its repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, the Company could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which the Company seeks to enforce its rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses of enforcing its rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, the Company generally will seek to liquidate such collateral. However, the exercise of the Company’s right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, the Company could suffer a loss.

We may enter into securities lending agreements.

We may from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such loan. The risks in lending portfolio securities, as with other extensions of credit, consist of possible delay in recovery of the securities or possible loss of rights in the collateral should the borrower fail financially. However, such loans will be made only to brokers and other financial institutions that are believed by the Adviser to be of high credit standing. Securities loans are made to broker-dealers pursuant to agreements requiring that loans be continuously secured by collateral consisting of U.S. government securities, cash or cash equivalents (e.g., negotiable certificates of deposit, bankers’ acceptances or letters of credit) maintained on a daily mark-to-market basis in an amount at least equal at all times to the market value of the securities lent. If the Company enters into a securities lending arrangement, the Adviser, as part of its responsibilities under the Advisory Agreement, will invest the Company’s cash collateral in accordance with the Company’s investment objectives and strategies. The Company will pay the borrower of the securities a fee based on the amount of the cash collateral posted in connection with the securities lending program. The borrower will pay to the Company, as the lender, an amount equal to any dividends or interest received on the securities lent.

The Company may invest the cash collateral received only in accordance with its investment objectives, subject to the Company’s agreement with the borrower of the securities. In the case of cash collateral, the Company expects to pay a rebate to the borrower. The reinvestment of cash collateral will result in a form of effective leverage for the Company.

Although voting rights or rights to consent with respect to the loaned securities pass to the borrower, the Company, as the lender, will retain the right to call the loans and obtain the return of the securities loaned at any time on reasonable notice, and it will do so in order that the securities may be voted by the Company if the holders of such securities are asked to vote upon or consent to matters materially affecting the investment. The Company may also call such loans in order to sell the securities involved. When engaged in securities lending, the Company’s performance will continue to reflect changes in the value of the securities loaned and will also reflect the receipt of interest through investment of cash collateral by the Company in permissible investments.

We may from time to time enter into credit default swaps or other derivative transactions which expose us to certain risks, including credit risk, market risk, liquidity risk and other risks similar to those associated with the use of leverage.

We may from time to time enter into credit default swaps or other derivative transactions that seek to modify or replace the investment performance of a particular reference security or other asset. These transactions are typically individually negotiated, non-standardized agreements between two parties to exchange payments, with payments generally calculated by reference to a notional amount or quantity. Swap contracts and similar derivative contracts are not traded on exchanges; rather, banks and dealers act as principals in these markets. These investments may present risks in excess of those resulting from the referenced security or other asset. Because these transactions are not an acquisition of the referenced security or other asset itself, the investor has no right directly to enforce compliance with the terms of the referenced security or other asset and has no voting or other consensual rights of ownership with respect to the referenced security or other asset. In the event of insolvency of a counterparty, we will be treated as a general creditor of the counterparty and will have no claim of title with respect to the referenced security or other asset.

A credit default swap is a contract in which one party buys or sells protection against a credit event with respect to an issuer, such as an issuer’s failure to make timely payments of interest or principal on its debt obligations, bankruptcy or restructuring during a specified period. Generally, if we sell credit protection using a credit default swap, we will receive fixed payments from the swap counterparty and if a credit event occurs with respect to the applicable issuer, we will pay the swap counterparty par for the issuer’s defaulted debt securities and the swap counterparty will deliver the defaulted debt securities to us. Generally, if we buy credit protection using a credit default swap, we will make fixed payments to the counterparty and if a credit event occurs with respect to the applicable issuer, we will deliver the issuer’s defaulted securities underlying the swap to the swap counterparty and the counterparty will pay us par for the defaulted securities. Alternatively, a credit default swap may be cash settled and the buyer of protection would receive the difference between the par value and the market value of the issuer’s defaulted debt securities from the seller of protection.

Credit default swaps are subject to the credit risk of the underlying issuer. If we are selling credit protection, there is a risk that we will not properly assess the risk of the underlying issuer, a credit event will occur and we will have to pay the counterparty. If we are buying credit protection, there is a risk that we will not properly assess the risk of the underlying issuer, no credit event will occur and we will receive no benefit for the premium paid.

A derivative transaction is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In some cases, we may post collateral to secure our obligations to the counterparty, and we may be required to post additional collateral upon the occurrence of certain events such as a decrease in the value of the reference security or other asset. In some cases, the counterparty may not collateralize any of its obligations to us. Derivative investments effectively add leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. In addition to the risks described above, such arrangements are subject to risks similar to those associated with the use of leverage. See “Risk Factors— Risks Related to Debt Financing.”

We may acquire various financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce our cash available for distribution to our shareholders.

We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. These financial instruments may be purchased on exchanges or may be individually negotiated and traded in over-the-counter markets. Use of such financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay distributions to our shareholders.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity. This risk will be more acute when interest rates decrease, as we may be unable to reinvest at rates as favorable as when we made our initial investment.

Technological innovations and industry disruptions.

Current trends in the market generally have been toward disrupting a traditional approach to an industry with technological innovation, and multiple young companies have been successful where this trend toward disruption in markets and market practices has been critical to their success. In this period of rapid technological and commercial innovation, new businesses and approaches may be created that will compete with the Company and/ or its investments or alter the market practices the Company’s strategy has been designed to function within and depend on for investment returns. Any of these new approaches could damage the Company’s investments, significantly disrupt the market in which it operates and subject it to increased competition, which could materially and adversely affect its business, financial condition and results of investments.

Syndication of Co-Investments.

From time to time, the Company may make an investment with the expectation of offering a portion of its interests therein as a co-investment opportunity to third-party investors. There can be no assurance that the Company will be successful in syndicating any such co-investment, in whole or in part, that the closing of such co-investment will be consummated in a timely manner, that any syndication will take place on terms and conditions that will be preferable for the Company or that expenses incurred by the Company with respect to any such syndication will not be substantial. In the event that the Company is not successful in syndicating any such co-investment, in whole or in part, the Company may consequently hold a greater concentration and have more exposure in the related investment than initially was intended, which could make the Company more susceptible to fluctuations in value resulting from adverse economic and/or business conditions with respect thereto. Moreover, an investment by the Company that is not syndicated to coinvestors as originally anticipated could significantly reduce the Company’s overall investment returns.

To the extent we invest in middle market companies, investments in middle market companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results.

Investments in middle market companies involve the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that middle market companies:

•
may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees we may have obtained in connection with our investment;
•
have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tends to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;
•
are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•
generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, Trustees and members of the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and
•
may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

Risks Related to the Adviser and Its Affiliates; Conflicts of Interest

The Adviser and its affiliates, including our officers and some of our Trustees, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.

The Adviser and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to the Adviser an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the value of our net assets as of the beginning of the first calendar day of the applicable month. Because the incentive fee is based on the performance of our portfolio, the Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage the Adviser to use leverage to increase the return on our investments. Our compensation arrangements could therefore result in our making riskier or more speculative investments than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns. See “Certain Relationships and Related Party Transactions.”

We may be obligated to pay the Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.

Our Advisory Agreement entitles the Adviser to receive Pre-Incentive Fee Net Investment Income Returns regardless of any capital losses. In such case, we may be required to pay the Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

In addition, any Pre-Incentive Fee Net Investment Income Returns may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. The Adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

There may be conflicts of interest related to obligations that the Adviser’s senior management and Investment Team have to Other Clients.

The members of the senior management and Investment Team of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. In serving in these multiple capacities, they may have obligations to Other Clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. Our investment objective may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. In particular, we will rely on the Adviser to manage our day-to-day activities and to implement our investment strategy. The Adviser and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, the Adviser, its officers and employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of its affiliated equipment funds. The Adviser and its officers and employees will devote only as much of its or their time to our business as the Adviser and its officers and employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

We rely, in part, on the Adviser to assist with identifying investment opportunities and making investment recommendations to the Adviser. The Adviser and its affiliates are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser, its affiliates and their officers and employees will not be devoted exclusively to our business, but will be allocated between us and such other business activities of the Adviser and its affiliates in a manner that the Adviser deems necessary and appropriate. See “Certain Relationships and Related Party Transactions.”

The time and resources that individuals employed by the Adviser devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Adviser are not prohibited from raising money for or managing other entities that make the same types of investments that we target.

The Adviser and individuals employed by the Adviser are generally not prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may participate in certain transactions originated by the Adviser or its affiliates under our exemptive relief from the SEC that allows us to engage in coinvestment transactions with the Adviser and its affiliates, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Adviser will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Adviser, the Adviser may determine that we not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board of Trustees) the Adviser may not have the opportunity to cause us to participate. Affiliates of the Adviser, whose primary business includes the origination of investments or investing in non-originated assets, engage in investment advisory business with accounts that compete with us. See “Certain Relationships and Related Party Transactions.”

Our shares may be purchased by the Adviser or its affiliates.

The Adviser and its affiliates expect to purchase our shares. The Adviser and its affiliates will not acquire any shares with the intention to resell or re-distribute such shares. The purchase of shares by the Adviser and its affiliates could create certain risks, including, but not limited to, the following:

•
the Adviser and its affiliates may have an interest in disposing of our assets at an earlier date so as to recover their investment in our shares; and
•
substantial purchases of shares by the Adviser and its affiliates may limit the Adviser’s ability to fulfill any financial obligations that it may have to us or incurred on our behalf.

The Adviser relies on key personnel, the loss of any of whom could impair its ability to successfully manage us.

Our future success depends, to a significant extent, on the continued services of the officers and employees of the Adviser or its affiliates. The loss of services of one or more members of the Adviser’s management team, including members of Apollo’s investment committee (the “Investment Committee”), could adversely affect our financial condition, business and results of operations. The Adviser does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or the Adviser. Further, we do not intend to separately maintain key person life insurance on any of these individuals.

The compensation we pay to the Adviser will be determined without independent assessment on our behalf, and these terms may be less advantageous to us than if such terms had been the subject of arm’s-length negotiations.

The Advisory Agreement will not be entered into on an arm’s-length basis with an unaffiliated third party. As a result, the form and amount of compensation we pay the Adviser may be less favorable to us than they might have been had an investment advisory agreement been entered into through arm’s-length transactions with an unaffiliated third party.

The Intermediary Manager’s influence on this offer gives it the ability to increase the fees payable to the Adviser.

The Adviser is paid a base management fee calculated as a percentage of our net assets and unrelated to net income or any other performance base or measure. The Intermediary Manager, an affiliate of the Adviser will be incentivized to raise more proceeds in our offering to increase our net assets, even if it would be difficult for us to efficiently deploy additional capital, which in turn would increase the base management fee payable to the Adviser.

Because the Intermediary Manager is an affiliate of Apollo, you will not have the benefit of an independent review of this prospectus customarily performed in underwritten offerings.

The Intermediary Manager is an affiliate of Apollo and will not make an independent review of us or the offering. Accordingly, you will have to rely on your own broker to make an independent review of the terms of our offering. If your broker does not conduct such a review, you will not have the benefit of an independent review of the terms of our offering. Further, the due diligence investigation of us by the Intermediary Manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker. You will not have the benefit of an independent review and investigation of our offering of the type normally performed by an unaffiliated, independent underwriter in an underwritten public securities offering. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, you will not have an independent review of our performance and the value of our common stock relative to publicly traded companies.

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in Qualifying Assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in Qualifying Assets could result in our failure to maintain our status as a BDC.

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act described as “qualifying” assets, (“Qualifying Assets”) unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are Qualifying Assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not Qualifying Assets. Conversely, if we fail to invest a sufficient portion of our assets in Qualifying Assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a registered closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined under the 1940 Act, including borrowing money from banks or other financial institutions only in amounts such that our asset coverage meets the threshold set forth in the 1940 Act immediately after each such issuance. The 1940 Act currently requires an asset coverage of at least 150% (i.e., the amount of debt may not exceed two-thirds of the value of our assets). Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately-owned competitors, which may lead to greater shareholder dilution.

We expect to borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

Under the 1940 Act, we generally are prohibited from issuing or selling our shares at a price per share, after deducting selling commissions, that is below our NAV per share, which may be a disadvantage as compared with other public companies. We may, however, sell our shares, or warrants, options or rights to acquire our shares, at a price below the current NAV of our shares if our Board of Trustees, including our independent Trustees, determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, as well as those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Trustees, closely approximates the fair value of such securities.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates (including portfolio companies of Other Clients) without the prior approval of a majority of the independent members of our Board of Trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board of Trustees. However, we may under certain circumstances purchase any such affiliate’s loans or securities in the secondary market, which could create a conflict for the Adviser between our interests and the interests of such affiliate, in that the ability of the Adviser to recommend actions in our best interest may be limited. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of our Board of Trustees and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions (including certain co-investments) with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, Trustees, investment advisers, sub-advisers or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any fund or any portfolio company of a fund managed by the Adviser, or entering into joint arrangements such as certain co-investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We have obtained exemptive relief from the SEC that allows us to engage in co-investment transactions with the Adviser and its affiliates, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Adviser will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Adviser, the Adviser may determine that we not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board of Trustees) the Adviser may not have the opportunity to cause us to participate.

We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the sale of shares will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other expenses. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to create and maintain a broad portfolio of investments and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the 1940 Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, we are not subject to this requirement. To the extent that we assume large positions in the securities of a small number of issuers, or within a particular industry, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company or to a general downturn in the economy. However, we will be subject to the diversification requirements applicable to RICs under Subchapter M of the Code.

Risks Related to Debt Financing

When we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders and result in losses.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our shares. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Adviser.

We expect to use leverage to finance our investments. The amount of leverage that we employ will depend on the Adviser’s and our Board of Trustees’ assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred shares that we may issue in the future, of at least 150%. If this ratio were to fall below 150%, we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to make distributions to you may be significantly restricted or we may not be able to make any such distributions whatsoever. The amount of leverage that we will employ will be subject to oversight by our Board of Trustees, a majority of whom are independent Trustees with no material interests in such transactions.

Although borrowings by the Company have the potential to enhance overall returns that exceed the Company’s cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than the Company’s cost of funds. In addition, borrowings by the Company may be secured by the shareholders’ investments as well as by the Company’s assets and the documentation relating to such borrowing may provide that during the continuance of a default under such borrowing, the interests of the investors may be subordinated to such borrowing.

We may default under our credit facilities.

In the event we default under a credit facility or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets which constitute collateral, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Provisions in a credit facility may limit our investment discretion.

A credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests and/or negative covenants required by a credit facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a credit facility were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.

In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests an investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.

Changes in interest rates may affect our cost of capital and net investment income.

Since we intend to use debt to finance a portion of our investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase in the amount of incentive fees payable to the Adviser with respect to pre-incentive fee net investment income.

We may form one or more CLOs, which may subject us to certain structured financing risks.

To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. It is possible that an interest in any such CLO held by us may be considered a “non-qualifying” portfolio investment for purposes of the 1940 Act.

If we create a CLO, we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our qualification as a RIC, which would have a material adverse effect on an investment in the shares.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to shareholders. To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests in the CLO.

The manager for a CLO that we create may be the Company, the Adviser or an affiliate, and such manager may be entitled to receive compensation for structuring and/or management services. To the extent the Adviser or an affiliate other than the Company serves as manager and the Company is obligated to compensate the Adviser or the affiliate for such services, we, the Adviser or the affiliate will implement offsetting arrangements to assure that we, and indirectly, our shareholders, pay no additional management fees to the Adviser or the affiliate in connection therewith. To the extent we serve as manager, we will waive any right to receive fees for such services from the Company (and indirectly its shareholders) or any affiliate.

Federal Income Tax Risks

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

To obtain and maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and asset diversification requirements. If we do not qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

We may be impacted by loan origination regulation.

The Company intends to engage in originating, lending and/or servicing loans, and may therefore be subject to state and federal regulation, borrower disclosure requirements, limits on fees and interest rates on some loans, state lender licensing requirements and other regulatory requirements in the conduct of its business as they pertain to such transactions. The Company may also be subject to consumer disclosures and substantive requirements on consumer loan terms and other federal regulatory requirements applicable to consumer lending that are administered by the Consumer Financial Protection Bureau and other applicable regulatory authorities. These state and federal regulatory programs are designed to protect borrowers.

Some of our investments may be subject to corporate-level income tax.

We may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).

Our portfolio investments may present special tax issues.

The Company expects to invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues for the Company. U.S. federal income tax rules are not entirely clear about issues such as when the Company may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by the Company, to the extent necessary, to preserve its status as a RIC and to distribute sufficient income to not become subject to U.S. federal income tax.

Legislative or regulatory tax changes could adversely affect investors.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

Risks Related to an Investment in the Shares

If we are unable to raise substantial funds, then we will be more limited in the number and type of investments we may make, our expenses may be higher relative to our total assets, and the value of your investment in us may be reduced in the event our assets under-perform.

Amounts that we raise may not be sufficient for us to purchase a broad portfolio of investments. To the extent that less than the maximum number of Common Shares is subscribed for, the opportunity for us to purchase a broad portfolio of investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base. If we are unable to raise substantial funds, we may not achieve certain economies of scale and our expenses may represent a larger proportion of our total assets.

We may have difficulty sourcing investment opportunities.

We have not identified the potential investments for our portfolio that we will acquire after breaking escrow. We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all investments successfully. In addition, privately-negotiated investments in loans and illiquid securities of large private U.S. borrowers require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our shares. Additionally, our Adviser will select our investments subsequent to our offering, and our shareholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our shares. To the extent we are unable to deploy all investments, our investment income and, in turn, our results of operations, will likely be materially adversely affected.

We may have difficulty paying distributions and the tax character of any distributions is uncertain.

We generally intend to distribute substantially all of our available earnings annually by paying distributions on a monthly basis, as determined by the Board of Trustees in its discretion. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions (particularly during the early stages of our operations) or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Registration Statement. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. In addition, if we enter into a credit facility or any other borrowing facility, for so long as such facility is outstanding, we anticipate that we may be required by its terms to use all payments of interest and principal that we receive from our current investments as well as any proceeds received from the sale of our current investments to repay amounts outstanding thereunder, which could adversely affect our ability to make distributions.

Furthermore, the tax treatment and characterization of our distributions may vary significantly from time to time due to the nature of our investments. The ultimate tax characterization of our distributions made during a taxable year may not finally be determined until after the end of that taxable year. We may make distributions during a taxable year that exceed our investment company taxable income and net capital gains for that taxable year. In such a situation, the amount by which our total distributions exceed investment company taxable income and net capital gains generally would be treated as a return of capital up to the amount of a shareholder’s tax basis in the shares, with any amounts exceeding such tax basis treated as a gain from the sale or exchange of such shares. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Moreover, we may pay all or a substantial portion of our distributions from borrowings or sources other than cash flow from operations in anticipation of future cash flow, which could constitute a return of shareholders’ capital and will lower such shareholders’ tax basis in our shares, which may result in increased tax liability to shareholders when they sell such shares.

An investment in our shares will have limited liquidity.

Our shares constitute illiquid investments for which there is not, and will likely not be, a secondary market at any time prior to a public offering and listing of our shares on a national securities exchange. There can be no guarantee that we will conduct a public offering and list our shares on a national securities exchange. Investment in the Company is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in the Company. Except in limited circumstances for legal or regulatory purposes, shareholders are not entitled to redeem their shares. Shareholders must be prepared to bear the economic risk of an investment in our shares for an extended period of time.

Certain investors will be subject to 1934 Act filing requirements.

Because our Common Shares will be registered under the 1934 Act, ownership information for any person who beneficially owns 5% or more of our Common Shares will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, our shareholders who choose to reinvest their dividends may see their percentage stake in the Company increased to more than 5%, thus triggering this filing requirement. Each shareholder is responsible for determining their filing obligations and preparing the filings. In addition, our shareholders who hold more than 10% of a class of our shares may be subject to Section 16(b) of the 1934 Act, which recaptures for the benefit of the Company profits from the purchase and sale of registered stock (and securities convertible or exchangeable into such registered stock) within a six-month period.

Special considerations for certain benefit plan investors.

We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” under ERISA and the Plan Asset Regulations. In this regard, until such time as all classes of our Common Shares are considered “publicly-offered securities” within the meaning of the Plan Asset Regulations, we intend to limit investment in each class of our Common Shares by “benefit plan investors” to less than 25% of the total value of each class of our Common Shares (within the meaning of the Plan Asset Regulations). If, notwithstanding our intent, the assets of the Company were deemed to be “plan assets” of any shareholder that is a “benefit plan investor” under the Plan Asset Regulations, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company, and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the “benefit plan investor” any profit realized on the transaction and (ii) reimburse the Covered Plan for any losses suffered by the “benefit plan investor” as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. The Fiduciary of a “benefit plan investor” who decides to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Adviser. With respect to a “benefit plan investor” that is an individual retirement account (an “IRA”) that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.

Until such time as all the classes of our Common Shares constitute “publicly traded securities” within the meaning of the Plan Asset Regulations, we have the power to (a) exclude any shareholder or potential shareholder from purchasing our Common Shares; (b) prohibit any redemption of our Common Shares; and (c) redeem some or all Common Shares held by any holder if, and to the extent that, our Board of Trustees determines that there is a substantial likelihood that such holder’s purchase, ownership or redemption of Common Shares would result in our assets to be characterized as “plan assets,” for purposes of the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, and all Common Shares of the Company shall be subject to such terms and conditions.

Prospective investors should carefully review the matters discussed under “Restrictions on Share Ownership” and should consult with their own advisors as to the consequences of making an investment in the Company.

No shareholder approval is required for certain mergers.

The Independent Trustees may undertake to approve mergers between us and certain other funds or vehicles. Subject to the requirements of the 1940 Act, such mergers will not require shareholder approval so you will not be given an opportunity to vote on these matters unless such mergers are reasonably anticipated to result in a material dilution of the NAV per share of the Company. These mergers may involve funds managed by affiliates of Apollo. The Independent Trustees may also convert the form and/or jurisdiction of organization, including to take advantage of laws that are more favorable to maintaining board control in the face of dissident shareholders.

Shareholders may experience dilution.

All distributions declared in cash payable to shareholders that are participants in our distribution reinvestment plan will generally be automatically reinvested in our Common Shares. As a result, shareholders that do not participate in our distribution reinvestment plan may experience dilution over time.

Holders of our Common Shares will not have preemptive rights to any shares we issue in the future. Our charter allows us to issue an unlimited number of Common Shares. After you purchase Common Shares in our offering, our Board of Trustees may elect, without shareholder approval, to:

i.
sell additional shares in this or future public offerings;
ii.
issue Common Shares or interests in any of our subsidiaries in private offerings;
iii.
issue Common Shares upon the exercise of the options we may grant to our independent directors or future employees; or
iv.
subject to applicable law, issue Common Shares in payment of an outstanding obligation to pay fees for services rendered to us.

To the extent we issue additional Common Shares after your purchase in our offering, your percentage ownership interest in us will be diluted. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our subsidiaries.

Investing in our shares involves a high degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.

The NAV of our shares may fluctuate significantly.

The NAV and liquidity, if any, of the market for our shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•
changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•
loss of RIC or BDC status;
•
changes in earnings or variations in operating results;
•
changes in the value of our portfolio of investments;
•
changes in accounting guidelines governing valuation of our investments;
•
any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•
departure of either of our adviser or certain of its respective key personnel;
•
general economic trends and other external factors;
•
loss of a major funding source; and
•
the length and duration of the COVID-19 outbreak in the U.S. as well as worldwide and the magnitude of the economic impact of that outbreak.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2021, we did not own any real estate or other physical properties materially important to our operations. Our administrative and principal executive offices are located at 9 West 57th Street, New York, NY 10019, respectively. We believe that our office facilities are suitable and adequate for our business as it is currently conducted.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is not currently and, until an exchange listing, we do not expect there to be, a public market for our shares, nor can we give any assurance that one will develop.

Holders

As of March 30, 2022, there were 44 holders of record of our Class I common shares, 243 holders of record of our Class S common shares and 0 holders of record of our Class D common shares.

Distributions

We expect to pay regular monthly distributions commencing with the first full calendar quarter after the escrow period concludes. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board of Trustees’ discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of our net investment income. See “Description of our Shares” and “Certain U.S. Federal Income Tax Considerations.”

The per share amount of distributions on Class S, Class D and Class I shares generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class S shares will be lower than Class D shares, and Class D shares will be lower than Class I shares because we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to the Class S shares (compared to Class D shares and Class I shares) and we are required to pay higher ongoing shareholder servicing fees with respect to Class D shares (compared to Class I shares).

Distribution and Servicing Plan

The Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company will pay the Intermediary Manager with respect to the Class S, Class D and Class I on an annualized basis as a percentage of the Company’s NAV for such class. The shareholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class S shares	0.85%
Class D shares	0.25%
Class I shares	—

Subject to FINRA and other limitations on underwriting compensation, the Company will pay a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV for the Class S shares and a shareholder servicing and/or distribution fee equal to 0.25% per annum of the aggregate NAV for the Class D shares, in each case, payable monthly.

The shareholder servicing and/or distribution fees will be paid monthly in arrears. The Intermediary Manager will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under the Company’s distribution reinvestment plan.

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Intermediary Manager will waive the shareholder servicing fee and/or distribution that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

Dividend Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board of Trustees on behalf of our shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Share Repurchase Program

Beginning no later than the first full calendar quarter from the date on which we break escrow (which was on January 7, 2022) for the initial offering of its common shares, and at the discretion of the Board, we intend to commence a share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the NAV of our common shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or terminate the share repurchase program at any time if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the 1934 Act and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Recent Sales of Unregistered Securities and Use of Proceeds

On July 22, 2021, an affiliate of the Adviser purchased 2,000 shares of the Company’s common shares of beneficial interest at $25.00 per share.

As of January 7, 2022, the Company had satisfied the minimum offering requirement, and the Company’s Board of Trustees had authorized the release of proceeds from escrow. As of such date, the Company issued and sold 26,258,912 shares (consisting entirely of Class I shares; no Class S or Class D shares were issued or sold as of such date), and the escrow agent released net proceeds of approximately $657 million to the Company as payment for such shares. Apollo and its employees, including the Company’s executive officers, owned approximately $3 million of shares as of January 7, 2022. A portion of the proceeds was utilized to purchase the warehoused loans held by Goldman Sachs Bank USA on January 10, 2022.

January Financial Update and Dividend Declarations

On January 31, 2022, the Company’s Board declared distributions of $0.1045 per Class I share, which is payable on February 24, 2022 to shareholders of record as of January 31, 2022.

As of January 31, 2022, the Company’s net asset value for Class I shares was $25.04 per share.

February Subscriptions and Dividend Declarations

On February 1, 2022, the Company issued and sold 17,166,894 shares (consisting of 16,992,153 Class I shares, and 174,741 Class S shares at an offering price of $25.04 per share for both Class I and Class S shares; no Class D shares were issued or sold as of such date), and the Company received approximately $430 million as payment for such shares.

On February 28, 2022, the Company’s Board declared distributions of $0.1408 per Class I share and $0.1245 per Class S share, which is payable on April 7, 2022 to shareholders of record as of February 28, 2022.

As of February 28, 2022, the Company’s net asset value for Class S shares and Class I shares was $24.74 per share.

March Subscriptions

On March 1, 2022, the Company issued and sold 11,316,212 shares (consisting of 9,659,776 Class I shares, and 1,656,436 Class S shares at an offering price of $24.74 per share for both Class I and Class S shares; no Class D shares were issued or sold as of such date), and the Company received approximately $280 million as payment for such shares.

Item 6. Reserved

The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890, Management's Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the financial statement and notes thereto in Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” appearing elsewhere in this Form 10-K.

This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Apollo Debt Solutions BDC (the “Company,” “we”, “us”, or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•
our future operating results;
•
our business prospects and the prospects of the companies in which we may invest, including our and their ability to achieve our respective objectives as a result of the current novel coronavirus (“COVID-19”) pandemic;
•
the impact of the investments that we expect to make;
•
our ability to raise sufficient capital to execute our investment strategy;
•
general economic and political trends and other external factors, including the current COVID-19 pandemic;
•
the ability of our portfolio companies to achieve their objectives;
•
our current and expected financing arrangements and investments;
•
changes in the general interest rate environment;
•
the adequacy of our cash resources, financing sources and working capital;
•
the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
•
our contractual arrangements and relationships with third parties;
•
actual and potential conflicts of interest with Apollo Credit Management, LLC (the “Adviser”) or any of its affiliates
•
the dependence of our future success on the general economy and its effect on the industries in which we may invest;
•
our use of financial leverage;
•
the ability of the Adviser to source suitable investments for us and to monitor and administer our investments;
•
the ability of the Adviser or its affiliates to attract and retain highly talented professionals;
•
our ability to qualify for and maintain our qualification as a regulated investment company and as a business development company (“BDC”);
•
the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•
the effect of changes to tax legislation and our tax position; and
•
the tax status of the enterprises in which we may invest.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934 Act, as amended (the “1934 Act”).

Overview

We are a newly organized, externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on December 4, 2020, we are externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as investment adviser with the SEC. We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code.

Under our Investment Advisory Agreement, we have agreed to pay the Adviser a management fee as well as an incentive fee based on our investment performance. Also, under the Administration Agreement, we have agreed to reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including, but not limited to, our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs. As of December 31, 2021, we have not commenced our investing activities.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We invest primarily in private credit opportunities in directly originated assets, including loans and other debt securities, made to or issued by large private U.S. borrowers, with a strong emphasis on senior secured lending. While most of our investments will be in private U.S. companies (subject to compliance with BDC regulatory requirement to invest at least 70% of its assets in private U.S. companies), we also expect to invest from time to time in European and other non-U.S. companies. Our portfolio may also include equity interests such as common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. Under normal circumstances, we will invest directly or indirectly at least 80% of our total assets (net assets plus borrowings for investment purposes) in debt instruments of varying maturities.

Most of the debt instruments we invest in are unrated or rated below investment grade, which is often an indication of size, credit worthiness and speculative nature relative to the capacity of the borrower to pay interest and principal. Generally, if our unrated investments were rated, they would be rated below investment grade. These securities, which are often referred to as “junk” or “high yield”, have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and are illiquid.

Key Components of Our Results of Operations

Revenues

We plan to generate revenue in the form of interest income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (a) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (b) our allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) our chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that performs duties for us; and (iii) any internal audit group personnel of AGM or any of its affiliates; and (c) all other expenses of our operations, administrations and transactions.

With respect to costs incurred in connection with our organization and offering and all other costs incurred prior to the time we break escrow for the offering, the Adviser has agreed to advance all such costs on our behalf. Unless the Adviser elects to cover such expenses pursuant to the Expense Support and Conditional Reimbursement Agreement we entered into with the Adviser, we will be obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for our offering of common shares. See “—Expense Support and Conditional Reimbursement Agreement.” Any reimbursements that may be made by us in the future will not exceed actual expenses incurred by the Adviser and its affiliates.

From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services. We will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on our behalf. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders.

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support Agreement with the Adviser. For additional information see “Item 8. Financial Statement—Notes to Financial Statement—Note 3. Agreements and Related Party Transactions”.

Results of Operations

As of December 31, 2021, we had not commenced operations and have not made any investments. On January 7, 2022, we commenced operations and accepted $657 million of subscriptions.

Financial Condition, Liquidity and Capital Resources

We expect to generate cash primarily from (i) the net proceeds of the this offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. Immediately after we meet our minimum offering requirement pursuant to this offering or any private placement, gross subscription funds will total at least $100 million, which will be available to us immediately upon commencing operations. Once our minimum offering requirement has been met, we intend to sell our shares on a continuous basis at a per share price equal to the then-current NAV per share.

Our primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying the Adviser and the Administrator), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our shares.

With respect to (i) above, the Adviser has agreed to advance all of our organization and offering expenses on our behalf through the date on which we break escrow for this offering. Unless the Adviser elects to cover such expenses pursuant to the Expense Support and Conditional Reimbursement Agreement we have entered into with the Adviser, we will be obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for this offering.

Income Taxes

The Fund has elected to be treated as a BDC under the 1940 Act. The Fund also intends to elect to be treated as a RIC under the Code. So long as the Fund maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Fund would represent obligations of the Fund’s investors and would not be reflected in the financial statements of the Fund.

The Fund evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

To qualify for and maintain qualification as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Fund must distribute to its shareholders, for each taxable year, at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income.

In addition, based on the excise tax distribution requirements, the Fund is subject to a 4% nondeductible federal excise tax on undistributed income unless the Fund distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Fund that is subject to corporate income tax is considered to have been distributed.

Equity

On July 22, 2021, an affiliate of the Adviser purchased 2,000 shares of the Company’s common shares of beneficial interest at $25.00 per share.

As of January 7, 2022, the Company had satisfied the minimum offering requirement, and the Company’s Board of Trustees had authorized the release of proceeds from escrow. As of such date, the Company issued and sold 26,258,912 shares (consisting entirely of Class I shares; no Class S or Class D shares were issued or sold as of such date), and the escrow agent released net proceeds of approximately $657 million to the Company as payment for such shares. Apollo and its employees, including the Company’s executive officers, owned approximately $3 million of shares as of January 7, 2022.

Contractual Obligations

We entered into the Advisory Agreement with the Adviser to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. We entered into an Expense Support Agreement with the Adviser to provide us with support with respect to certain expenses and subject to reimbursement. Payments for investment advisory services under the Advisory Agreements, reimbursements under the Administration Agreement and support and reimbursements under the Expense Support Agreement are described in “Item 8.Financial Statement—Notes to Financial Statement—Note 3. Fees, Expenses, Agreements and Related Party Transactions.”

We intend to establish one or more credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over LIBOR or an alternative reference rate. We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations.

Off-Balance Sheet Arrangements

The Adviser has agreed to bear all expenses incurred prior to us breaking escrow for the offering, including our organization and offering expenses, through the date on which we break escrow for the initial offering of its common shares. We will be obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for the offering. The total organization and offering costs incurred through December 31, 2021 were $2.9 million.

We entered into a warehousing transaction (the “Warehousing Transaction”) whereby we agreed, subject to certain conditions, to purchase certain assets from parties unaffiliated with the Adviser. The warehousing transaction, i.e. the Facility Agreement, was designed to assist us in deploying capital upon receipt of subscriptions, and related primarily to originated or anchor investments in middle market loans. For additional information see “Item 8. Financial Statement—Notes to Financial Statement—Note 5. Commitment and Contingencies.”

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At December 31, 2021, management is not aware of any pending or threatened litigation.

Related-Party Transactions

We entered into a number of business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement;
•
the Administration Agreement
•
Intermediary Manager Agreement; and
•
Expense Support and Conditional Reimbursement Agreement.

In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “Item 8. Financial Statement—Notes to Financial Statement—Note 3. Fees, Expenses, Agreements and Related Party Transactions.”

Recent Developments

See “Item 8. Financial Statement—Notes to Financial Statement—Note 7. Subsequent Events” for a summary of recent developments.

COVID-19 Update

There is an ongoing global outbreak of COVID-19, which has spread to over 200 countries and territories, including every state in the United States. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19, including new variants, have continued to be identified in additional countries, many countries have reacted, and continue to react, by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions have created disruption in global supply chains, and adversely impacted many industries. Supply chain disruptions could significantly impact the businesses of our portfolio companies and lead to increased costs, inventory shortages, shipping delays and an inability to meet customer demands. The outbreak has had a continued adverse impact on economic and market conditions and has triggered a period of global economic slowdown.

Although vaccines have been widely distributed in the U.S., certain U.S. states are planning on reopening and we believe the economy is beginning to rebound in certain respects, the uncertainty surrounding the COVID-19 pandemic, including uncertainty regarding new variants of COVID-19, the efficacy of existing vaccines against new variants and acceptance of vaccines and other factors have and may continue to contribute to significant volatility in the global markets. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and ability to pay distributions.

Critical Accounting Policies

The preparation of the financial statement requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors described in “Item 1A. Risk Factors”. See “Item 8. Financial Statement—Notes to Financial Statement—Note 2. Significant Accounting Policies.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Uncertainty with respect to the economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks. We will be subject to financial market risks, including changes in interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. A rise in interest rates would also be expected to lead to higher cost on our floating rate borrowings. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations.

We plan to invest primarily in illiquid debt securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, the Board in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. See “Determination of Net Asset Value.”

We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. We may also borrow funds in local currency as a way to hedge our non-U.S. denominated investments.

Item 8. Financial Statement and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Trustees of Apollo Debt Solutions BDC:

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of Apollo Debt Solutions BDC (the "Company") as of December 31, 2021, and the related notes (referred to as the "financial statement"). In our opinion, the financial statement presents fairly, in all material respects, the financial position of the Company as of December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statement based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

March 30, 2022

We have served as the Company's auditor since 2021.

___________________________________________

APOLLO DEBT SOLUTIONS BDC

STATEMENT OF ASSETS AND LIABILITIES

December 31, 2021
Assets
Cash and cash equivalents	$50,000
Total assets	$50,000
Commitments and contingencies (Note 5)
Net Assets
Common shares, $0.01 par value; unlimited shares authorized; 2,000 shares issued and outstanding	$20
Additional paid-in capital	49,980
Total net assets	$50,000
Net asset value per share	$25.00

See notes to financial statement.

APOLLO DEBT SOLUTIONS BDC

NOTES TO FINANCIAL STATEMENT

(In thousands, except share and per share data)

Note 1. Organization

Apollo Debt Solutions BDC (the “Company,” “ADS,” “we,” “us,” or “our”), a Delaware statutory trust formed on December 4, 2020, is a closed-end, externally managed, non-diversified management investment company that intends to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). The Company intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2021, the Company had not commenced its investing activities.

Apollo Credit Management, LLC (the “Adviser”) intends to be our investment adviser and is an affiliate of Apollo Global Management, Inc. and its consolidated subsidiaries (“AGM”). The Adviser, subject to the overall supervision of our Board of Trustees, will manage the day-to-day operations of the Company and will provide investment advisory services to the Company.

Apollo Credit Management, LLC, as our administrator (the “Administrator”), will provide, among other things, administrative services and facilities to the Company. Furthermore, the Administrator will offer to provide, on our behalf, managerial assistance to those portfolio companies to which we are required to provide such assistance.

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. The Company seeks to invest primarily in private credit opportunities in directly originated assets, including loans and other debt securities, made to or issued by large private U.S. borrowers, which ADS generally defines as companies with more than $75 million in EBITDA, as may be adjusted for market disruptions, mergers and acquisitions-related charges and synergies, and other items. While most of the Company’s investments will be in private U.S. companies (subject to compliance with BDC regulatory requirement to invest at least 70% of its assets in private U.S. companies), we also expect to invest from time to time in European and other non-U.S. companies. The investment portfolio may also include equity interests such as common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. Under normal circumstances, the Company plans to invest directly or indirectly at least 80% of our total assets (net assets plus borrowings for investment purposes) in debt instruments of varying maturities.

Note 2. Significant Accounting Policies

The following is a summary of the significant accounting and reporting policies used in preparing the financial statement.

Basis of Presentation

The financial statement has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification Topic 946. The Company’s first fiscal period ended on December 31, 2021.

Use of Estimates

The preparation of the financial statement in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement. Actual amounts may ultimately differ from those estimates and such differences could be material.

Cash and Cash Equivalents

The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and near maturity, that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements, and other high-quality, short-term debt securities would qualify as cash equivalents.

Cash and cash equivalents are carried at cost, which approximates fair value. Cash held as of December 31, 2021 was $50.

Organization and Offering Expenses

Organization and offering costs will only be borne by the Company if the Company breaks escrow for its initial offering, at which time, costs associated with the organization of the Company will be expensed as incurred. Costs associated with the offering of common shares of the Company will be capitalized as deferred offering expenses and included as prepaid and other assets on the Statement of Assets and Liabilities and amortized over a twelve-month period from incurrence (See Note 5 to the financial statement).

Federal and State Income Taxes

The Company intends to elect to be regulated as a BDC under the 1940 Act. The Company also intends to elect to be treated as a RIC under the Code as soon as reasonably practicable. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by ADS would represent obligations of the Company’s investors and would not be reflected in the financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its investment company taxable income as defined by the Code, for each year.

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed.

Note 3. Related Party Agreements and Transactions

Investment Advisory Agreement

On July 22, 2021, the Company entered into an Investment Advisory Agreement (the “Advisory Agreement”) with the Adviser, pursuant to which the Adviser will manage the Company on a day-to-day basis. The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Company’s investments and monitoring its investments and portfolio companies on an ongoing basis.

The Advisory Agreement is effective for an initial two-year term and thereafter will continue for successive annual periods provided that such continuance is specifically approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.

The Company will pay the Adviser a fee for its services under the Advisory Agreement consisting of two components, a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by the shareholders. No base management or incentive fees will be paid to the Adviser until the commencement of investment activities.

Base Management Fee

The base management fee will be payable monthly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Advisory Agreement, net assets means our total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP. For the first calendar month in which the Company has operations, net assets will be measured as the beginning net assets as of the date on which the Company breaks escrow for the initial offering. The Adviser has agreed to waive the base management fee for the first six months following the date on which we break escrow for our offering.

Incentive Fee

The incentive fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

A. Incentive Fee based on Income

The portion based on our income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that are received from portfolio companies) accrued during the calendar quarter, minus operating expenses accrued for the quarter (including the base management fee, expenses payable under the Administration Agreement entered into between the Company and the Administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any distribution and/or shareholder servicing fees).

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that has not yet been received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of the Company’s net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized).

The Company will pay its Adviser an income based incentive fee with respect to the Company’s Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•
No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.25% per quarter (5.0% annualized);
•
100% of the dollar amount of Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). This “catch-up” portion is meant to provide the Adviser with approximately 12.5% of Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and
•
12.5% of the dollar amount of Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.

These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. The Adviser has agreed to waive the incentive fee based on income for the first six months following the date on which we break escrow for our offering.

B. Incentive Fee based on Cumulative Net Realized Gains

The second part of the incentive fee will be determined and payable in arrears as of the end of each calendar year in an amount equal to 12.5% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

Administration Agreement

On July 22, 2021, the Company entered into an Administration Agreement (the “Administration Agreement”) with the Administrator. Under the terms of the Administration Agreement, the Administrator will provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of net asset value (“NAV”), compliance monitoring (including diligence and oversight of other service providers), preparing reports to shareholders and reports filed with the Securities and Exchange Commission (the “SEC”), preparing materials and coordinating meetings of the Company’s Board of Trustees, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of AGM or any of its affiliates, subject to the limitations described in Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed by such affiliate or third party. The Administrator hired a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.

Sub-Administration Agreement

On January 6, 2022, the Administrator entered into a sub-administration agreement (the “Sub-Administration Agreement”) with State Street Bank and Trust Company. The sub-administrator will receive compensation for its sub-administrative services under the Sub-Administration Agreement.

Intermediary Manager Agreement

On November 10, 2021, the Company entered into an Intermediary Manager Agreement (the “Intermediary Manager Agreement”) with Apollo Global Securities, LLC. (the “Intermediary Manager”), an affiliate of the Adviser, which is a broker-dealer registered with the SEC and a member of Financial Industry Regulatory Authority, Inc. (“FINRA”). Under the terms of the Intermediary Manager Agreement, the Intermediary Manager will serve as the intermediary manager for the Company’s public offering of its common shares. The Intermediary Manager will be entitled to receive distribution and/or shareholder servicing fees monthly in arrears at an annual rate of 0.85% of the value of the Company’s net assets attributable to Class S shares as of the beginning of the first calendar day of the month. The Intermediary Manager will be entitled to receive distribution and/or shareholder servicing fees monthly in arrears at an annual rate of 0.25% of the value of the Company’s net assets attributable to Class D shares as of the beginning of the first calendar day of the month. No distribution and/or shareholding servicing fees will be paid with respect to Class I. The distribution and/or shareholder servicing fees will be payable to the Intermediary Manager, but the Intermediary Manager anticipates that all or a portion of the shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers.

The Company will cease paying the distribution and/or shareholder servicing fees on the Class S shares and Class D shares on the earlier to occur of the following: (i) a listing of Class I shares, (ii) a merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of the Company’s assets or (iii) the date following the completion of the primary portion of our offering on which, in the aggregate, underwriting compensation from all sources in connection with the offering, including the distribution and/or shareholder servicing fees and other underwriting compensation, is equal to 10% of the gross proceeds from the primary offering. In addition, the Company will cease paying the distribution and/or shareholder servicing fees on any Class S share and Class D share in a shareholder’s account at the end of the month in which the Intermediary Manager in conjunction with the transfer agent determines that total brokerage commissions and distribution and/or shareholder servicing fees paid with respect to any such share held by such shareholder within such account would exceed, in the aggregate, 10% of the gross proceeds from the sale of such share. At the end of such month, each such Class S share or Class D share will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV as such share.

The Intermediary Manager is a broker-dealer registered with the SEC is a member of the Financial Industry Regulatory Authority (“FINRA”).

The Intermediary Manager Agreement may be terminated at any time, without the payment of any penalty, by vote of a majority of the Company’s trustees who are not “interested persons”, as defined in the 1940 Act, of the Company and who have no direct or indirect financial interest in the operation of the Company’s distribution plan or the Intermediary Manager Agreement or by vote a majority of the outstanding voting securities of the Company, on not more than 60 days’ written notice to the Intermediary Manager or the Adviser. The Intermediary Manager Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act.

Distribution and Servicing Plan

On July 22, 2021, the Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company will pay the Intermediary Manager with respect to the Class S, Class D and Class I on an annualized basis as a percentage of the Company’s NAV for such class. The shareholder servicing and/or distribution monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

Subject to FINRA and other limitations on underwriting compensation, the Company will pay a shareholder servicing and/or distribution fee equal to 0.85% per annum of the Company’s net assets attributable to Class S shares as of the beginning of the first calendar day of the month and a shareholder servicing and/or distribution fee equal to 0.25% per annum of the Company’s net assets attributable to Class D shares as of the beginning of the first calendar day of the month.

Classes of Beneficial Interests	Shareholder Servicing and/or Distribution Fee
Class I	N/A
Class S	0.85%
Class D	0.25%

The shareholder servicing and/or distribution fees will be paid monthly in arrears. The Intermediary Manager will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under the Company’s distribution reinvestment plan.

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Intermediary Manager will waive the shareholder servicing fee and/or distribution that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

Expense Support and Conditional Reimbursement Agreement

The Company entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Adviser. The Adviser may elect to pay certain expenses (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest or distributions and/or shareholder servicing fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

No Reimbursement Payment for any month will be made if: (1) the “Effective Rate of Distributions Per Share” (as defined below) declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) our “Operating Expense Ratio” (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. Pursuant to the Expense Support Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to Adviser, and interest expense, by our net assets.

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month

Escrow Agreement

On October 14, 2021, the Company entered into an escrow agreement (the “Escrow Agreement”) with UMB Bank, N.A. The Company will take purchase orders and hold investors’ funds in an interest-bearing escrow account until it receives purchase orders for at least $100 million (excluding any shares purchased by the Adviser, its affiliates and the Company’s trustees and officers but including any shares purchased in any private offerings), and the Board has authorized the release of the escrowed purchase order proceeds to us so that the Company can commence operations. Even if the Company receives purchase orders for $100 million, the Board may elect to wait a substantial amount of time before authorizing, or may elect not to authorize, the release of the escrowed proceeds. If the Company does not raise the minimum amount and commence operations by October 29, 2022 (one year following the effective date of the Company’s registration statement), the Company’s offering will be terminated and the escrow agent will promptly send investors a full refund of their investment with interest and without deduction for escrow expenses. Notwithstanding the foregoing, an investor may elect to withdraw its purchase order and request a full refund of its investment with interest and without deduction for escrow expenses at any time before the escrowed funds are released to the Company. If the Company breaks escrow for its offering and commence operations, interest earned on funds in escrow will be released to the Company’s account and constitute part of the Company’s net assets.

Note 4. Share Repurchase Program

Beginning no later than the first full calendar quarter from the date on which the Company breaks escrow for the initial offering, and at the discretion of our Board of Trustees, the Company intends to commence a share repurchase program in which it intends to repurchase the Company’s common shares outstanding as of the close of the previous calendar quarter. The Board of Trustees may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. Should the Board of Trustees suspend the share repurchase program, the Board of Trustees will consider whether the continued suspension of the program is in the best interests of the Company and shareholders on a quarterly basis. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the share repurchase plan, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

Note 5. Commitments and Contingencies

The Adviser has agreed to bear all of the Company’s organization and offering expenses through the date on which the Company breaks escrow for the initial offering of its common shares. The Company will be obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for our offering. The total organization and offering costs incurred through December 31, 2021 were $2,940, which will be recognized by the Company when it is probable that the Company will break escrow for the initial offering of its common shares.

On February 22, 2021, the Company entered into a Facility Agreement (“Facility Agreement”), which was subsequently amended on August 17, 2021, with Goldman Sachs Bank USA (the “Financing Provider”). The Facility Agreement creates a forward obligation of the Financing Provider to sell, and a forward obligation of the Company, or its designee, to purchase certain investments (the “Portfolio Investments”) owned and held by the Financing Provider at the Company’s request. Pursuant to the Facility Agreement, the Company may request the Financing Provider to acquire Portfolio Investments as it designates from time to time, which the Financing Provider can approve or reject in its sole and absolute discretion. Prior to any sale to the Company, the Portfolio Investments will be owned and held solely for the account of the Financing Provider. ADS will have no obligation to purchase the Portfolio Investments under the Facility Agreement until such time the Company has received subscriptions for its shares of at least $600 million (the “Capital Condition”). After the Company has met the Capital Condition, it will be obligated to purchase the Portfolio Investments from the Financing Provider on or before February 22, 2022 (the “Facility End Date”). ADS may elect, but is not obligated to, purchase Portfolio Investments prior to the Facility End Date or prior to or without meeting the Capital Condition. In consideration for the forward arrangement provided by the Financing Provider (the amount of the arrangement will not exceed $250 million before May 22, 2021 and $500 million between such date and the Facility End Date (the “Financing Amount”)), the Company has agreed to pay certain fees and expenses to the Financing Provider, including (i) a facility fee at an annual rate of LIBOR plus 1.77% multiplied by the cash amount paid by the Financing Provider (subject to adjustment for, among other things, cash amounts received by the Financing Provider) for such Portfolio Investment (the “Funded Amount”) while it is being held by the Financing Provider, (ii) an unused fee at an annual rate of 0.50% of the unused Financing Amount minus the greater of (A) the Minimum Utilization Amount and (B) the Funded Amount, and (iii) a minimum utilization fee at an annual rate of 1.77% of (the “Minimum Utilization Amount”) (A) prior to May 22, 2021, 50% of the Financing Amount at such time and (B) on or after May 22, 2021, and prior to the Facility End Date, 75% of the Financing Amount at such time. As a general matter, the price the Company would pay to purchase any Portfolio Investment from the Financing Provider equals the cash amount paid by the Financing Provider subject to adjustment for, among other things, principal repayments and interest amounts earned by the Financing Provider. Accordingly, shareholders will benefit from any interest paid or accrued on any Portfolio Investment purchased by the Company.

As of December 31, 2021, there were 38 loans (consisting of 26 portfolio companies) that the Financing Provider previously acquired with an aggregate cost basis and fair market value of $412 million and $415 million, respectively.

Note 6. Net Assets

The Company has the authority to issue an unlimited number of common shares of beneficial interest at $0.01 per share par value. On July 22, 2021, an affiliate of the Adviser purchased 2,000 shares of the Company’s common shares of beneficial interest at $25.00 per share.

The Company intends to offer on a continuous basis up to $5,000,000,000 of common shares of beneficial interest at $0.01 per share par value. The Company expects to offer to sell a combination of three separate classes of common shares: Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. Until the release of proceeds from escrow, the per share purchase price for Common Shares in our primary offering will be $25.00 per share. Thereafter, the purchase price per share for each class of Common Shares will equal our NAV per share, as of the effective date of the monthly share purchase date.

The Company will accept purchase orders and hold investors' funds in an interest-bearing escrow account until it receives purchase orders pursuant to the initial offering or any private placement for at least $100.0 million, in any combination of purchases of Class S shares, Class D shares, and Class I shares, and our Board of Trustees has authorized the release to us of funds in the escrow account.

Note 7. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the financial statement. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the financial statement as of December 31, 2021 except as discussed below.

Initial Escrow Break

As of January 7, 2022, the Company had satisfied the minimum offering requirement, and the Company’s Board had authorized the release of proceeds from escrow. As of such date, the Company issued and sold 26,258,912 shares (consisting all of Class I shares at an offering price of $25.00 per share; no Class S or Class D shares were issued or sold as of such date), and the escrow agent released net proceeds of approximately $656,473 to the Company as payment for such shares.

Facility Agreement

On January 7, 2022, the Company met the Capital Condition and was obligated to acquire the assets held by the Financing Provider through a forward purchase agreement prior to June 30, 2022. Accordingly, at each reporting period after the escrow break, the Company will recognize the mark-to-market gain/loss of all investments held by the Financing Provider in its consolidated financial statements. After the Company broke escrow, it purchased debt investments from the Financing Provider with an aggregate principal amount of 436 million (excluding unfunded revolvers and delayed draw positions of $0.2 million), at a purchase price of $412 million, resulting in an unrealized gain of approximately $3 million.

Credit Facilities

On January 7, 2022, Cardinal Funding LLC (“Cardinal Funding”), a Delaware limited liability company and newly formed subsidiary of the Fund, entered into a Credit and Security Agreement (the “Cardinal Funding Secured Credit Facility”), with Cardinal Funding, as borrower, the Company, in its capacity as collateral manager and in its capacity as equity holder, the lenders from time to time parties thereto, Citibank, N.A., as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, custodian and collateral administrator.

The maximum principal amount of the Secured Credit Facility as of the Closing Date is $500 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Cardinal Funding’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits. Amounts drawn under the Secured Credit Facility, will bear interest at the Term SOFR Reference Rate, the CDOR Rate, SONIA or the EURIBOR Rate (the “Applicable Reference Rate”), in each case, plus a margin. Advances used to finance the purchase or origination of broadly syndicated loans under the Secured Credit Facility initially bear interest at the Applicable Reference Rate plus a spread of 1.70%. Advances used to finance the purchase or origination of private credit loans under the Secured Credit Facility initially bear interest at the Applicable Reference Rate plus a spread of 2.20%. Advances used to finance the purchase or origination of any other eligible loans under the Secured Credit Facility initially bear interest at the Applicable Reference Rate plus a spread of 2.45%. After the expiration of a three-year reinvestment period, the applicable margin on outstanding advances will be increased by 0.50% per annum. All amounts outstanding under the Cardinal Funding Secured Credit Facility must be repaid by the date that is five years after the closing date of the Cardinal Funding Secured Credit Facility.

On January 7, 2022, Mallard Funding LLC (“Mallard Funding”, together with Cardinal Funding, the "SPVs"), a Delaware limited liability company and newly formed subsidiary of the Fund, entered into a Loan and Servicing Agreement (the “Mallard Funding Loan and Servicing Agreement”), with Mallard Funding, as borrower, the Company, in its capacity as servicer and in its capacity as transferor, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, account bank and collateral custodian.

The maximum principal amount of the Mallard Funding Loan and Servicing Agreement as of the Closing Date is $500 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Mallard Funding’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits. Under the Mallard Funding Loan and Servicing Agreement, Mallard Funding is permitted to borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Mallard Funding Loan and Servicing Agreement, will bear interest at Adjusted Term SOFR, the CDOR Rate, Daily Simple SONIA or the EURIBOR Rate (the “Mallard Funding Applicable Reference Rate”), in each case, plus a margin. Advances used to finance the purchase or origination of broadly syndicated loans under the Mallard Funding Loan and Servicing Agreement bear interest at the Mallard Funding Applicable Reference Rate plus a spread of (x) during the Ramp-Up Period, 1.60%, (y) after the end of the Ramp-Up Period and prior to the Mallard Funding Commitment Termination Date, 2.00% and (z) after the Mallard Funding Commitment Termination Date, 2.25%. Advances used to finance the purchase or origination of middle market loans under the Mallard Funding Loan and Servicing Agreement initially bear interest at the Mallard Funding Applicable Reference Rate plus a spread of (x) prior to the Mallard Funding Commitment Termination Date, 2.00% and (y) after the Mallard Funding Commitment Termination Date, 2.25%. All amounts outstanding under the Mallard Funding Loan and Servicing Agreement must be repaid by the date that is five years after the closing date of the Mallard Funding Loan and Servicing Agreement.

From time to time, the Company expects to sell and contribute certain investments to Cardinal Funding and Mallard Funding pursuant to a Purchase and Sale Agreement, dated as of the Closing Date, by and between the Fund and each of the SPVs. No gain or loss will be recognized as a result of the contribution. Proceeds from the Cardinal Funding Secured Credit Facility and Mallard Funding Loan and Servicing Agreement will be used to finance the origination and acquisition of eligible assets by Cardinal Funding and Mallard Funding, respectively, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by the SPVs through our ownership of the SPVs.

January Financial Update and Dividend Declarations

On January 31, 2022, the Company’s Board declared distributions of $0.1045 per Class I share, which is payable on February 24, 2022 to shareholders of record as of January 31, 2022.

As of January 31, 2022, the Company’s net asset value for Class I shares was $25.04 per share.

February Subscriptions and Dividend Declarations

On February 1, 2022, the Company issued and sold 17,166,894 shares (consisting of 16,992,153 Class I shares, and 174,741 Class S shares at an offering price of $25.04 per share for both Class I and Class S shares; no Class D shares were issued or sold as of such date), and the Company received approximately $430 million as payment for such shares.

On February 28, 2022, the Company’s Board declared distributions of $0.1408 per Class I share and $0.1245 per Class S share, which is payable on April 7, 2022 to shareholders of record as of February 28, 2022.

As of February 28, 2022, the Company’s net asset value for Class S shares and Class I shares was $24.74 per share.

March Subscriptions

On March 1, 2022, the Company issued and sold 11,316,212 shares (consisting of 9,659,776 Class I shares, and 1,656,436 Class S shares at an offering price of $24.74 per share for both Class I and Class S shares; no Class D shares were issued or sold as of such date), and the Company received approximately $280 million as payment for such shares.

JP Morgan Revolving Credit Facility

On March 11, 2022, Apollo Debt Solutions BDC (the “Company”) entered into a senior secured, multi-currency, revolving credit facility (the “Facility”). The aggregate lender commitments under the Facility are $1.835 billion and the Company may seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed approximately $2.753 billion. The scheduled maturity date of the Facility is March 11, 2027.

Loans under the Facility denominated in US dollars will bear interest, at the Company’s option, at the base rate plus a spread of 0.75% to 0.875% or the term SOFR rate plus a credit spread adjustment of 0.10% and spread of 1.75% to 1.875%, in each case, with such spread being determined based on the total amount of the Gross Borrowing Base relative to the total Covered Debt Amount, as of the date of determination. Loans under the Facility denominated in currencies other than US dollars will bear interest at certain local rates consistent with market standards. Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of the applicable interest period in the case of loans bearing interest at the term SOFR rate (or at each three month interval in the case of loans with interest periods greater than three months). The Company is also obligated to pay other customary closing fees, arrangement fees, administration fees, commitment fees and letter of credit fees for a credit facility of this size and type.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC.

Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2021 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2021 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2021 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2021 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2021 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this annual report:

(1)
Financial Statements—Financial statements are included in Item 8. See the Index to the financial statement on page 71 of this annual report on Form 10-K.
(2)
Financial Statement Schedules—None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the statements or notes to the financial statements.
(3)
Exhibits—The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference

Exhibit Number	Description of Exhibits
3.1	Declaration of Trust of the Registrant (1)
3.2	First Amended and Restated Declaration of Trust of the Registrant (2)
3.3	Second Amended and Restated Declaration of Trust of the Registrant (3)
3.4	Amended and Restated Agreement and Declaration of Trust of the Registrant (4)
3.5	Amended and Restated Agreement and Declaration of Trust of the Registrant (5)
3.6	Second Amended and Restated Agreement and Declaration of Trust of the Registrant (6)
3.7	Bylaws of the Registrant (7)
4.1	Form of Subscription Agreement (8)
4.3	Description of Common Shares of Beneficial Interest.*
10.1	Investment Advisory Agreement between the Company and the Adviser, dated October 29, 2021.*
10.2	Intermediary Manager Agreement between the Company and the Intermediary Manager, dated November 10, 2021.*
10.3	Form of Selected Intermediary Agreement (9)
10.4	Distribution and Shareholder Servicing Plan of the Registrant, dated July 22, 2021.*
10.5	Custodian Agreement between the Company and State Street Bank and Trust Company, dated November 3, 2021.*
10.6	Administration Agreement between the Company and the Administrator, dated October 29, 2021.*
10.7	Escrow Agreement by and among the Company, Apollo Global Securities, LLC, and UMB Bank, N.A., dated October 14, 2021.*
10.8	Agency Agreement between the Company and DST Systems, Inc., dated September 29, 2021.*
10.9	Expense Support and Conditional Reimbursement Agreement by and among the Registrant and Adviser, dated October 29, 2021.*
10.10	Subscription Agreement for Seed Capital (10)
10.11	Facility Agreement between the Company and Goldman Sachs Bank USA (11)
10.12	Multi-Class Plan, dated July 22, 2021.*
10.13	Distribution Reinvestment Plan, dated July 22, 2021.*
14.1	Code of Ethics.*
21.1	Subsidiaries.*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

___________________

(1)
Incorporated by reference to Exhibit (a)(1) to the Company’s Registration Statement on Form N-2 (File No. 333-258155), filed on July 23, 2021.
(2)
Incorporated by reference to Exhibit (a)(2) to the Company’s Registration Statement on Form N-2 (File No. 333-258155), filed on July 23, 2021.
(3)
Incorporated by reference to Exhibit (a)(3) to the Company’s Registration Statement on Form N-2 (File No. 333-258155), filed on July 23, 2021.
(4)
Incorporated by reference to Exhibit (a)(4) to the Company’s Registration Statement on Form N-2 (File No. 333-258155), filed on July 23, 2021.
(5)
Incorporated by reference to Exhibit (a)(5) to the Company’s Registration Statement on Form N-2 (File No. 333-258155), filed on October 26, 2021.
(6)
Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 814-01424), filed on December 21, 2021.
(7)
Incorporated by reference to Exhibit (b) to the Company’s Registration Statement on Form N-2 (File No. 333-258155), filed on July 23, 2021.
(8)
Incorporated by reference to Exhibit (d) to the Company’s Registration Statement on Form N-2 (File No. 333-258155), filed on July 23, 2021.
(9)
Incorporated by reference to Exhibit (h)(2) to the Company’s Registration Statement on Form N-2 (File No. 333-258155), filed on July 23, 2021.
(10)
Incorporated by reference to Exhibit (p) to the Company’s Registration Statement on Form N-2 (File No. 333-258155), filed on October 26, 2021.
(11)
Incorporated by references to Exhibit (k)(6) to the Company’s Registration Statement on Form N-2 (File No. 333-258155), filed on July 23, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2022.

APOLLO DEBT SOLUTIONS BDC

By:	/s/ Earl Hunt
Name:	Earl Hunt
Title:	Chairperson, Chief Executive Officer and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated on March 30, 2022.

Signature	Title	Date

/s/ Earl Hunt Earl Hunt	Chairperson, Chief Executive Officer and Trustee	March 30, 2022

/s/ Amit Joshi Amit Joshi	Chief Financial Officer	March 30, 2022

/s/ Joseph Glatt Joseph Glatt	Chief Legal Officer and Secretary	March 30, 2022

/s/ Meredith Coffey Meredith Coffey	Trustee	March 30, 2022

/s/ Christine Gallagher Christine Gallagher	Trustee	March 30, 2022

/s/ Michael Porter Michael Porter	Trustee	March 30, 2022

/s/ Carl J. Rickertsen Carl J. Rickertsen	Trustee	March 30, 2022