Form 10-Q
period 2022-03-31
Apollo Debt Solutions BDC
filed 2022-05-16
CIK 1837532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 16, 2022, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).

The number of shares of the Registrant’s Common Shares, $0.01 par value per share, outstanding as of May 16, 2022 was 3,446,189 Class S common shares and 59,570,804 Class I common shares. As of May 16, 2022, there were no Class D common shares outstanding. Common shares outstanding exclude May 1, 2022 subscriptions since the issuance price is not yet finalized at this time.

APOLLO DEBT SOLUTIONS BDC

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,”, “ADS,” “we,” “us,” and “our” refer to Apollo Debt Solutions BDC unless the context specifically states otherwise.

Item 1. Financial Statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $2,632,693)	$2,619,365	$—
Cash and cash equivalents	257,817	50
Foreign currencies (cost — $1,958)	1,955	—
Receivable for investments sold	264,827	—
Interest receivable	10,859	—
Expense reimbursement receivable	2,655	—
Deferred offering costs	1,550	—
Other assets	1,069	—
Total assets	$3,160,097	$50

Liabilities
Debt	707,635	—
Payable for investments purchased	1,078,986	—
Distributions payable	7,697	—
Interest payable	2,184	—
Accrued administrative services expense payable	571	—
Unrealized depreciation on foreign currency forward contracts	55	—
Other liabilities and accrued expenses	6,263	—
Total Liabilities	$1,803,391	$—
Commitments and contingencies (Note 7)
Total Net Assets	$1,356,706	$50

Net Assets
Common shares, $0.01 par value (54,901,690 and 2,000 shares issued and outstanding, respectively)	$549	$—
Capital in excess of par value	1,353,153	50
Accumulated under-distributed (over-distributed) earnings	3,004	—
Total Net Assets	$1,356,706	$50

Net Assets Value Per Share
Class S Shares:
Net assets	$45,260	$—
Common shares outstanding ($0.01 par value, unlimited shares authorized)	1,831,533	—
Net asset value per share	$24.71	$—
Class I Shares:
Net assets	$1,311,446	$50
Common shares outstanding ($0.01 par value, unlimited shares authorized)	53,070,157	2,000
Net asset value per share	$24.71	$25.00

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(In thousands, except share and per share data)

Three Months Ended March 31,
2022
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$19,276
Payment-in-kind interest income	904
Dividend income	4
Other income	88
Total Investment Income	$20,272
Operating Expenses
Management fees	$2,335
Performance-based incentive fees	1,366
Interest and other debt expenses	3,510
Organization costs	934
Offering costs	456
Directors' fees	102
Shareholder servicing fees	36
Administrative service expenses	571
Other general and administrative expenses	1,441
Total expenses	10,751
Management and performance-based incentive fees waived	(3,701)
Expense support	(2,655)
Net Expenses	$4,395
Net Investment Income	$15,877
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(251)
Foreign currency transactions	471
Net realized gains (losses)	220
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(13,328)
Foreign currency forward contracts	(55)
Foreign currency translations	290
Net unrealized gains (losses)	(13,093)
Net Realized and Change in Unrealized Gains (Losses)	$(12,873)
Net Increase (Decrease) in Net Assets Resulting from Operations	$3,004

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (Unaudited)

(In thousands, except share and per share data)

Three Months Ended March 31,
2022
Operations
Net investment income	$15,877
Net realized gains (losses)	220
Net change in unrealized gains (losses)	(13,093)
Net Increase (Decrease) in Net Assets Resulting from Operations	$3,004

Distributions to Stockholders
Class S	$(247)
Class I	(16,313)
Net Decrease in Net Assets Resulting from Distributions to Stockholders	$(16,560)

Capital Share Transactions
Class S:
Proceeds from shares sold	$45,363
Distributions reinvested	9
Class I:
Proceeds from shares sold	1,320,935
Distributions reinvested	3,905
Net Increase (Decrease) from Capital Share Transactions	$1,370,212

Net Assets
Total increase (decrease) in net assets during the period	1,356,656
Net Assets, beginning of period	50
Net Assets at End of Period	$1,356,706

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands, except share and per share data)

Three Months Ended March 31,
2022
Operating Activities
Net increase (decrease) in net assets resulting from operations	$3,004
Net realized (gain) loss on investments	251
Net change in unrealized (gains) losses	13,328
Net unrealized (appreciation) depreciation on foreign currency forward contracts	55
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(290)
Payment-in-kind interest capitalized	(904)
Net accretion of discount and amortization of premium	(392)
Amortization of deferred financing costs	493
Amortization of offering costs	456
Purchases of investments	(3,039,594)
Proceeds from sale of investments and principal repayments	407,945
Changes in operating assets and liabilities:
Interest receivable	(10,859)
Receivable for investments sold	(264,827)
Expense reimbursement receivable	(2,655)
Other assets	(1,069)
Payable for investments purchased	1,078,986
Accrued administrative services expense payable	571
Interest payable	2,184
Other liabilities and accrued expenses	6,263
Net Cash Used in/Provided by Operating Activities	$(1,807,054)

Financing Activities
Issuances of debt	$726,634
Financing costs paid and deferred	(19,197)
Proceeds from issuance of common shares	1,366,298
Distributions paid	(4,949)
Offering costs paid and deferred	(2,007)
Net Cash Used in/Provided by Financing Activities	$2,066,779

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash and cash equivalents and foreign currencies during the period	$259,725
Effect of foreign exchange rate changes on cash and cash equivalents	(3)
Cash, cash equivalents and foreign curencies at beginning of period	50
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$259,772

Supplemental Disclosure and Non-Cash Information
Cash interest paid	$833
Distributions payable	$7,697
Reinvestment of distributions during the period	$3,914
PIK income	$904

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2022

(In thousands, except share data)

.

Industry / Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (24)	Fair Value (1)(25)
Aerospace & Defense
Bleriot US Bidco Inc.
Bleriot US Bidco Inc.	First Lien Secured Debt	L+400, 0.00% Floor	10/31/2026	$30,132	$30,076	$30,044	(15)
Dynasty Acquisition Co., Inc.
Dynasty Acquisition Co., Inc.	First Lien Secured Debt	L+350, 0.00% Floor	4/6/2026	7,481	7,250	7,378	(15)
Propulsion
Propulsion (BC) Finco S.a.r.l.	First Lien Secured Debt	S+400, 0.50% Floor	2/10/2029	17,669	17,611	17,625	(8)(17)
Vertex Aerospace Services Corp.
Vertex Aerospace Services Corp.	First Lien Secured Debt	L+400, 0.75% Floor	12/6/2028	30,000	30,088	29,950	(15)
		Total Aerospace & Defense			$85,025	$84,997

Airlines
AAdvantage Loyalty IP Ltd.
AAdvantage Loyalty IP Ltd.	First Lien Secured Debt	L+475, 0.75% Floor	4/20/2028	$44,317	$45,517	$44,972	(8)(10)(15)
		Total Airlines			$45,517	$44,972

Asset Backed Securities
Roaring Fork III-B, LLC.
Roaring Fork III-B, LLC.	First Lien Secured Debt	L+525, 0.00% Floor	7/16/2026	$2,000	$2,000	$2,000	(4)(8)(9) (11)(15)(23)
		Total Asset Backed Securities			$2,000	$2,000

Auto Components
Mavis Tire Express Services Corp.
Mavis Tire Express Services Corp.	First Lien Secured Debt	L+400, 0.75% Floor	5/4/2028	$34,912	$35,000	$34,759	(15)
Truck Hero, Inc.
Truck Hero, Inc.	First Lien Secured Debt	L+325, 0.75% Floor	1/31/2028	29,282	29,086	28,431	(15)
		Total Auto Components			$64,086	$63,190

See notes to consolidated financial statements

Industry / Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (24)	Fair Value (1)(25)
Biotechnology
Azurity Pharmaceuticals, Inc.
Azurity Pharmaceuticals, Inc.	First Lien Secured Debt	L+600, 0.75% Floor	9/20/2027	$30,281	$29,816	$29,940	(15)
		Total Biotechnology			$29,816	$29,940

Building Products
LBM Acquisition, LLC
LBM Acquisition LLC	First Lien Secured Debt	L+375, 0.75% Floor	12/17/2027	$37,717	$37,418	$36,884	(15)
		Total Building Products			$37,418	$36,884

Capital Markets
The Edelman Financial Engines Centre, LLC
Edelman Financial Center, LLC	First Lien Secured Debt	L+350, 0.75% Floor	4/7/2028	$39,873	$39,874	$39,491	(15)
		Total Capital Markets			$39,874	$39,491

Chemicals
GEON Performance Solutions, LLC
GEON Performance Solutions, LLC	First Lien Secured Debt	L+475, 0.75% Floor	8/18/2028	$12,500	$12,405	$12,500	(15)
LSF11 A5 Holdco LLC
LSF11 A5 Holdco LLC	First Lien Secured Debt	S+350, 0.50% Floor	10/15/2028	40,817	40,906	40,281	(19)
Luxembourg Investment Company 428 S.a r.l.
Luxembourg Investment Company 428 S.a r.l.	First Lien Secured Debt	S+500, 0.50% Floor	1/3/2029	10,000	9,943	9,863	(8)(20)
Olympus Water US Holding Corporation
Olympus Water US Holding Corporation	First Lien Secured Debt	S+450, 0.50% Floor	11/9/2028	8,571	8,400	8,464	(20)
		L+375, 0.50% Floor	11/9/2028	16,958	16,766	16,571
					25,166	25,035
W.R. Grace Holdings LLC
W.R. Grace & Co.-Conn.	First Lien Secured Debt	L+375, 0.50% Floor	9/22/2028	6,028	6,023	5,995	(15)
		Total Chemicals			$94,443	$93,674

Commercial Services & Supplies
Allied Universal Holdco LLC
Allied Universal Holdco LLC	First Lien Secured Debt	L+375, 0.50% Floor	5/12/2028	$10,100	$9,969	$9,952	(15)
Ensemble RCM, LLC
Ensemble RCM, LLC	First Lien Secured Debt	L+375, 0.00% Floor	8/3/2026	32,402	32,429	32,342	(15)

See notes to consolidated financial statements

Industry / Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (24)	Fair Value (1)(25)
Garda World Security Corporation
Garda World Security Corporation	First Lien Secured Debt	L+425, 0.00% Floor	10/30/2026	21,543	21,519	21,381	(8)(10)(15)
		S+425, 0.00% Floor	2/1/2029	14,456	14,314	14,348
					35,833	35,729
LABL, Inc.
LABL, Inc.	First Lien Secured Debt	L+500, 0.50% Floor	10/29/2028	44,872	45,107	44,325	(14)
Liberty Midco 0 Limited
Liberty Midco 0 Ltd	First Lien Secured Debt	L+575 Cash plus 0.25% PIK	6/9/2028	22,630	22,265	22,064	(4)(8)(15)
	First Lien Secured Debt - Delayed Draw Term Loan	L+575 Cash plus 0.25% PIK	6/9/2028	3,300	(38)	(83)	(4)(5)(8) (11)(15)(23)
					22,227	21,981
LTR Intermediate Holdings, Inc.
Liberty Tire Recycling Holdco, LLC	First Lien Secured Debt	L+450, 1.00% Floor	5/5/2028	19,963	19,865	19,589	(10)(15)
PECF USS Intermediate Holding III Corporation
PECF USS Intermediate Holding III Corporation	First Lien Secured Debt	L+425, 0.50% Floor	12/15/2028	25,437	25,531	25,267	(10)(15)
R. R. Donnelley & Sons Company
R. R. Donnelley & Sons Company	First Lien Secured Debt	S+500, 0.50% Floor	11/1/2026	167,078	165,429	165,826	(9)(20)
		Total Commercial Services & Supplies			$356,390	$355,011

Communications Equipment
MLN US HoldCo LLC
MLN US HoldCo LLC	First Lien Secured Debt	L+450, 0.00% Floor	11/30/2025	$44,858	$43,751	$43,256	(8)(15)
Zacapa S.a r.l.
Zacapa, LLC	First Lien Secured Debt	S+425, 0.50% Floor	3/22/2029	30,053	29,920	29,921	(8)(21)
		Total Communications Equipment			$73,671	$73,177

See notes to consolidated financial statements

Industry / Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (24)	Fair Value (1)(25)
Construction & Engineering
Keystone Acquisition Corp.
Keystone Acquisition Corp.	First Lien Secured Debt	L+575, 0.75% Floor	1/26/2029	$20,109	$19,716	$19,908	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw Term Loan	L+575, 0.75% Floor	1/26/2029	3,261	(64)	(33)	(4)(5)(9) (11)(15)(23)
	First Lien Secured Debt - Revolver	L+575, 0.75% Floor	1/26/2028	1,630	(32)	(16)	(4)(5)(9) (11)(15)(23)
					19,620	19,859
		Total Construction & Engineering			$19,620	$19,859

Containers & Packaging
Berlin Packaging L.L.C.
Berlin Packaging LLC	First Lien Secured Debt	L+375, 0.50% Floor	3/11/2028	$32,411	$32,406	$32,168	(15)
Flex Acquisition Company, Inc.
Flex Acquisition Company, Inc.	First Lien Secured Debt	L+350, 0.50% Floor	3/2/2028	25,000	25,070	24,963	(10)(15)
Trident TPI Holdings, Inc.
Trident TPI Holdings, Inc.	First Lien Secured Debt	L+400, 0.50% Floor	9/15/2028	28,626	28,691	28,322	(15)
	First Lien Secured Debt - Delayed Draw Term Loan	L+400, 0.50% Floor	9/15/2028	4,070	2,550	2,509	(11)(15)(23)
					31,241	30,831
		Total Containers & Packaging			$88,717	$87,962

Diversified Consumer Services
2U, Inc.
2U, Inc.	First Lien Secured Debt	L+575, 0.75% Floor	12/30/2024	$24,812	$24,280	$23,929	(8)(15)
Advantage Sales & Marketing Inc.
Advantage Sales & Marketing, Inc.	First Lien Secured Debt	L+450, 0.75% Floor	10/28/2027	32,340	32,534	32,077	(8)(15)
		Total Diversified Consumer Services			$56,814	$56,006

Diversified Financial Services
CI (Quercus) Intermediate Holdings, LLC
SavATree, LLC	First Lien Secured Debt	L+550, 0.75% Floor	10/12/2028	$14,963	$14,701	$14,728	(4)(15)
	First Lien Secured Debt - Delayed Draw Term Loan	L+550, 0.75% Floor	10/12/2028	2,727	(56)	(43)	(4)(5) (11)(15)(23)
	First Lien Secured Debt - Revolver	L+550, 0.75% Floor	10/12/2028	2,273	(56)	(36)	(4)(5) (11)(15)(23)
					14,589	14,649
		Total Diversified Financial Services			$14,589	$14,649

Diversified Telecommunication Services
ORBCOMM, Inc.
Orbcomm Inc.	First Lien Secured Debt	L+425, 0.75% Floor	9/1/2028	$11,973	$11,922	$11,893	(15)
		Total Diversified Telecommunication Services			$11,922	$11,893

See notes to consolidated financial statements

Industry / Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (24)	Fair Value (1)(25)
Food & Staples Retailing
Ultimate Baked Goods Midco LLC
Ultimate Baked Goods Midco, LLC	First Lien Secured Debt	L+625, 1.00% Floor	8/13/2027	$8,363	$8,094	$8,126	(4)(9)(15)
	First Lien Secured Debt - Revolver	L+625, 1.00% Floor	8/13/2027	1,016	576	607	(4)(9) (11)(15)(23)
					8,670	8,733
		Total Food & Staples Retailing			$8,670	$8,733

Food Products
Primary Products Finance LLC
Primary Products Finance LLC	First Lien Secured Debt	S+400, 0.50% Floor	4/2/2029	$36,957	$37,059	$36,772	(20)
		Total Food Products			$37,059	$36,772

Health Care Providers & Services
Athenahealth Group Inc.
Athenahealth, Inc.	First Lien Secured Debt	S+350, 0.50% Floor	2/15/2029	$16,536	$16,313	$16,405	(10)(20)
	First Lien Secured Debt - Delayed Draw Term Loan	S+350, 0.50% Floor	2/15/2029	2,803	(37)	(22)	(5)(10) (11)(20)(23)
					16,276	16,383
Electron BidCo Inc.
Electron BidCo Inc.	First Lien Secured Debt	L+300, 0.50% Floor	11/1/2028	$26,000	$25,969	$25,756	(15)
Medical Solutions Holdings, Inc.
Medical Solutions Holdings, Inc.	First Lien Secured Debt	L+350, 0.50% Floor	11/1/2028	21,000	20,934	20,869	(15)
	First Lien Secured Debt - Delayed Draw Term Loan	L+350, 0.50% Floor	11/1/2028	4,000	(13)	(25)	(5)(11) (15)(23)
					20,921	20,844
MPH Acquisition Holdings LLC
MPH Acquisition Holdings LLC	First Lien Secured Debt	L+425, 0.50% Floor	9/1/2028	10,527	10,238	10,256	(8)(15)
Pathway Vet Alliance LLC
Pathway Vet Alliance LLC	First Lien Secured Debt	L+375, 0.00% Floor	3/31/2027	27,431	27,389	27,236	(15)
		Total Health Care Providers & Services			$100,793	$100,475

Health Care Technology
Verscend Holding Corp.
Verscend Holding Corp.	First Lien Secured Debt	L+400, 0.00% Floor	8/27/2025	9,975	9,898	9,962	(15)
		Total Health Care Technology			$9,898	$9,962

See notes to consolidated financial statements

Industry / Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (24)	Fair Value (1)(25)
Hotels, Restaurants & Leisure
Fertitta Entertainment LLC/NV
Fertitta Entertainment, LLC	First Lien Secured Debt	S+400, 0.50% Floor	1/27/2029	$23,159	$23,221	$23,093	(10)(20)
		Total Hotels, Restaurants & Leisure			$23,221	$23,093

Household Products
Vita Global FinCo Limited
Vita Global FinCo Limited	First Lien Secured Debt	SONIA+700, 0.00% Floor	7/6/2027	£17,857	£24,178	£23,159	(4)(8)(18)
		Total Household Products			$24,178	$23,159

Insurance
Alera Group, Inc.
Alera Group Holdings, Inc.	First Lien Secured Debt	L+550, 0.75% Floor	10/2/2028	$13,036	$12,701	$12,920	(4)(8) (9)(15)
	First Lien Secured Debt - Delayed Draw Term Loan	L+550, 0.75% Floor	10/2/2028	3,695	3,464	3,535	(4)(8)(9) (11)(15)(23)
					16,165	16,455
Alliant Holdings Intermediate, LLC
Alliant Holdings Intermediate, LLC	First Lien Secured Debt	L+350, 0.50% Floor	11/6/2027	26,434	26,236	26,309	(8)(10)(15)
Asurion, LLC
Asurion LLC	First Lien Secured Debt	L+325, 0.00% Floor	12/23/2026	27,176	27,070	26,632	(8)(15)
	First Lien Secured Debt	L+325, 0.00% Floor	7/31/2027	12,724	12,710	12,485	(8)(15)
					39,780	39,117
		Total Insurance			$82,181	$81,881

Internet & Direct Marketing Retail
Stamps.com Inc.
Stamps.com, Inc.	First Lien Secured Debt	L+575, 0.75% Floor	10/5/2028	$25,000	$24,411	$24,500	(4)(9)(15)
		Total Internet & Direct Marketing Retail			$24,411	$24,500

IT Services
Peraton Corp.
Peraton Corp.	First Lien Secured Debt	L+375, 0.75% Floor	2/1/2028	$51,006	$51,016	$50,719	(15)
Virtusa Corporation
Virtusa Corporation	First Lien Secured Debt	S+375, 0.75% Floor	2/15/2029	19,779	19,593	19,643	(10)(20)
		Total IT Services			$70,609	$70,362

See notes to consolidated financial statements

Industry / Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (24)	Fair Value (1)(25)
Machinery
Charter Next Generation, Inc.
Charter NEX US, Inc.	First Lien Secured Debt	L+375, 0.75% Floor	12/1/2027	$37,500	$37,613	$37,342	(15)
Engineered Machinery Holdings, Inc.
Engineered Machinery Holdings, Inc.	First Lien Secured Debt	L+375, 0.75% Floor	5/19/2028	24,938	24,878	24,667	(15)
Pro Mach Group, Inc.
Pro Mach Group, Inc.	First Lien Secured Debt	L+400, 1.00% Floor	8/31/2028	35,809	35,774	35,697	(15)
	First Lien Secured Debt - Delayed Draw Term Loan	L+400, 1.00% Floor	8/31/2028	2,465	4	(8)	(5)(11) (15)(23)
					35,778	35,689
Redwood Star Merger Sub, Inc.
Redwood Star Merger Sub, Inc.	Unsecured Debt - Corporate Bond	8.75%	4/1/2030	12,500	11,898	11,984
SPX Flow, Inc.
SPX Flow, Inc.	First Lien Secured Debt	S+450, 0.50% Floor	4/5/2029	30,042	28,690	29,291	(20)
		Total Machinery			$138,857	$138,973

Media
Accelerate360 Holdings, LLC
Accelerate360 Holdings, LLC	First Lien Secured Debt	S+550, 1.00% Floor	2/11/2027	$62,950	$61,422	$61,376	(4)(9)(20)
	First Lien Secured Debt - Delayed Draw Term Loan	S+550, 1.00% Floor	2/11/2027	32,033	(320)	(320)	(4)(5)(9) (11)(20)(23)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	2/11/2027	19,220	10,744	10,731	(4)(9) (11)(20)(23)
					71,846	71,787
Gannett Holdings, LLC
Gannett Holdings LLC	First Lien Secured Debt - Corporate Bond	6.00%	11/1/2026	7,500	7,294	7,261
	First Lien Secured Debt	L+500, 0.50% Floor	10/15/2026	67,440	67,395	67,440	(14)
					74,689	74,701
McGraw-Hill Education, Inc.
McGraw-Hill Global Education Holdings, LLC	First Lien Secured Debt	L+475, 0.50% Floor	7/28/2028	32,590	32,376	32,325	(15)
Radiate Holdco, LLC
Radiate Holdco, LLC	First Lien Secured Debt	L+325, 0.75% Floor	9/25/2026	16,958	16,910	16,841	(15)
Univision Communications Inc.
Univision Communications Inc.	First Lien Secured Debt	L+275, 1.00% Floor	3/15/2024	14,500	14,552	14,482	(15)
		Total Media			$210,373	$210,136

Paper & Forest Products
Ahlstrom-Munksjo Holding 3 Oy
Spa Holdings 3 Oy	First Lien Secured Debt	L+375, 0.75% Floor	2/4/2028	$27,220	$27,222	$26,472	(8)(10)(16)
		Total Paper & Forest Products			$27,222	$26,472

See notes to consolidated financial statements

Industry / Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)		Cost (24)	Fair Value (1)(25)
Personal Products
Vermont Aus Pty Ltd
Vermont Aus Pty Ltd	First Lien Secured Debt	S+550, 0.75% Floor	3/23/2028		$118,000	$115,050	$115,050	(4)(8) (9)(13)
	First Lien Secured Debt	BBSW+575, 0.75% Floor	3/23/2028	A$	10,000	7,233	7,322	(4)(8) (9)(13)
						122,283	122,372
		Total Personal Products				$122,283	$122,372

Pharmaceuticals
Bausch Health Companies Inc.
Bausch Health Companies Inc.	First Lien Secured Debt	S+525, 0.50% Floor	1/27/2027		$38,737	$38,383	$38,465	(8)(19)
	First Lien Secured Debt	L+300, 0.00% Floor	6/2/2025		12,648	12,462	12,585	(8)(19)
						50,845	51,050
Endo Luxembourg Finance Company I S.a r.l.
Endo Luxembourg Finance Company I S.a r.l.	First Lien Secured Debt	L+500, 0.75% Floor	3/27/2028		36,771	35,837	34,534	(8)(10)(15)
Jazz Pharmaceuticals, Inc.
Jazz Financing Lux S.a.r.l.	First Lien Secured Debt	L+350, 0.50% Floor	5/5/2028		26,522	26,525	26,469	(8)(15)
Sunshine Luxembourg VII SARL
Sunshine Luxembourg VII SARL	First Lien Secured Debt	L+375, 0.75% Floor	10/1/2026		12,469	12,330	12,401	(8)(16)
		Total Pharmaceuticals				$125,537	$124,454

Professional Services
CHG Healthcare Services, Inc.
CHG Healthcare Services Inc.	First Lien Secured Debt	L+350, 0.50% Floor	9/29/2028		$20,048	$20,080	$19,885	(15)
Deerfield Dakota Holding, LLC
Deerfield Dakota Holding, LLC	First Lien Secured Debt	L+375, 1.00% Floor	4/9/2027		29,924	29,980	29,855	(15)
		Total Professional Services				$50,060	$49,740

Road & Rail
PODS, LLC
PODS, LLC	First Lien Secured Debt	L+300, 0.75% Floor	3/31/2028		$19,950	$19,967	$19,767	(15)
		Total Road & Rail				$19,967	$19,767

See notes to consolidated financial statements

Industry / Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (24)	Fair Value (1)(25)
Software
AxiomSL Group, Inc.
AxiomSL Group, Inc	First Lien Secured Debt	L+600, 1.00% Floor	12/3/2027	$21,863	$21,266	$21,207	(4)(15)
	First Lien Secured Debt - Delayed Draw Term Loan	L+600, 1.00% Floor	12/3/2027	1,421	(20)	(28)	(4)(5) (11)(15)(23)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	12/3/2025	1,551	(50)	(39)	(4)(5) (11)(15)(23)
					21,196	21,140
Boxer Parent Company Inc.
Banff Merger Sub Inc	First Lien Secured Debt	L+375, 0.00% Floor	10/2/2025	35,818	35,830	35,652	(15)
Calabrio, Inc.
Calabrio, Inc.	First Lien Secured Debt	L+700, 1.00% Floor	4/16/2027	22,313	21,369	21,643	(4)(15)
	First Lien Secured Debt - Revolver	L+700, 1.00% Floor	4/16/2027	2,687	(74)	(81)	(4)(5) (11)(15)(23)
					21,295	21,562
DCert Buyer, Inc.
DCert Buyer, Inc.	First Lien Secured Debt	L+400, 0.00% Floor	10/16/2026	49,873	49,885	49,616	(15)
Delta TopCo, Inc.
Delta TopCo, Inc.	First Lien Secured Debt	L+375, 0.75% Floor	12/1/2027	29,289	29,260	28,841	(9)(15)
Flexera Software LLC
Flexera Software LLC	First Lien Secured Debt	L+375, 0.75% Floor	3/3/2028	39,856	39,853	39,532	(15)
Greeneden U.S. Holdings II, LLC
Greeneden U.S. Holdings II, LLC	First Lien Secured Debt	L+400, 0.75% Floor	12/1/2027	34,970	35,001	34,970	(15)
Imperva, Inc.
Imperva, Inc.	First Lien Secured Debt	L+400, 1.00% Floor	1/12/2026	49,645	49,669	49,117	(15)
Medallia, Inc.
Medallia, Inc.	First Lien Secured Debt	L+675 Cash plus 0.75% PIK	10/29/2028	34,483	33,656	33,793	(4)(15)
Polaris Newco, LLC
Polaris Newco LLC	First Lien Secured Debt	L+400, 0.50% Floor	6/2/2028	50,323	50,398	50,048	(15)
					50,398	50,048
Proofpoint, Inc.
Proofpoint, Inc.	First Lien Secured Debt	L+325, 0.50% Floor	8/31/2028	14,963	14,853	14,818	(15)
Relativity ODA LLC
Relativity ODA LLC	First Lien Secured Debt	L+650 Cash plus 8.50% PIK	5/12/2027	26,740	25,643	25,804	(4)(15)
	First Lien Secured Debt - Revolver	L+650 Cash plus 8.50% PIK	5/12/2027	2,500	(68)	(88)	(4)(5) (11)(15)(23)
					25,575	25,716
Sovos Compliance, LLC
Sovos Compliance, LLC	First Lien Secured Debt	L+450, 0.50% Floor	8/11/2028	16,831	16,775	16,827	(15)
	First Lien Secured Debt - Delayed Draw Term Loan	L+450, 0.50% Floor	8/11/2028	2,914	(26)	(1)	(5)(11) (15)(23)
					16,749	16,826

See notes to consolidated financial statements

Industry / Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (24)	Fair Value (1)(25)
UKG Inc.
Ultimate Software Group Inc	First Lien Secured Debt	L+375, 0.00% Floor	5/4/2026	19,949	19,667	19,899	(15)
	First Lien Secured Debt	L+325, 0.50% Floor	5/4/2026	14,963	14,981	14,860	(15)
					34,648	34,759
		Total Software			$457,868	$456,390

Specialty Retail
Petco Health and Wellness Company, Inc.
Petco Health and Wellness Company, Inc.	First Lien Secured Debt	L+325, 0.75% Floor	3/3/2028	$19,950	$19,914	$19,797	(8)(15)
PetSmart LLC
PetSmart, Inc.	First Lien Secured Debt	L+375, 0.75% Floor	2/11/2028	9,950	9,956	9,938	(8)(15)
		Total Specialty Retail			$29,870	$29,735

Technology Hardware, Storage & Peripherals
DTI Holdco, Inc.
DTI Holdco, Inc.	First Lien Secured Debt	L+475, 1.00% Floor	9/30/2023	$49,868	$49,734	$48,684	(15)
		Total Technology Hardware, Storage & Peripherals			$49,734	$48,684

		Total Investments before Cash Equivalents			$2,632,693	$2,619,365
State Street Institutional US Government Money Market Fund				$4	$4	$4	(7)
		Total Investments after Cash Equivalents			$2,632,697	$2,619,369	(2)(6)(22)

See notes to consolidated financial statements

(1)
Fair value is determined in good faith by or under the direction of the Board of Trustees of the Company (See Note 2 to the consolidated financial statements).
(2)
Currently there are no differences for federal income tax purposes as it relates to unrealized gain and loss.
(3)
Par amount is denominated in USD unless otherwise noted, British Pound (“£”), and Australian Dollar (“A$”) .
(4)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board of Trustees (the “Board”) (see Note 2 and Note 4), pursuant to the Company’s valuation policy.
(5)
The negative fair value is the result of the commitment being valued below par.
(6)
All debt investments are income producing unless otherwise indicated.
(7)
This security is included in Cash and Cash Equivalents on the Consolidated Statements of Assets and Liabilities.
(8)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of March 31, 2022, non-qualifying assets represented approximately 26.59% of the total investments of the Company.
(9)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so. (See to the consolidated financial statements for discussion of the exemptive order from the SEC.)
(10)
These debt investments are not pledged as collateral under any of the Company's credit facilities (see Note 5). For other debt investments that are pledged to the Company's credit facilities, a single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.
(11)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.
(12)
Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), the Secured Overnight Financing Rate ("SOFR" or "S") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period, and may be subject to interest floors.
(13)
The interest rate on these loans is subject to 3 months BBSW, which as of March 31, 2022 was 0.10%
(14)
The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2022 was 0.45%
(15)
The interest rate on these loans is subject to 3 months LIBOR, which as of March 31, 2022 was 0.96%
(16)
The interest rate on these loans is subject to 6 months LIBOR, which as of March 31, 2022 was 1.47%
(17)
The interest rate on these loans is subject to overnight SOFR, which as of March 31, 2022 was 0.29%
(18)
The interest rate on these loans is subject to SONIA, which as of March 31, 2022 was 0.69%
(19)
The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2022 was 0.30%
(20)
The interest rate on these loans is subject to 3 months SOFR, which as of March 31, 2022 was 0.68%
(21)
The interest rate on these loans is subject to 6 months SOFR, which as of March 31, 2022 was 1.08%
(22)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

See notes to consolidated financial statements

(23)
As of March 31, 2022, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
Accelerate360 Holdings, LLC	$51,253	$11,212	$—	$40,042
Alera Group, Inc.	3,695	3,568	—	126
Athenahealth Group Inc.	2,803	—	—	2,803
AxiomSL Group, Inc.	2,972	—	—	2,972
CI (Quercus) Intermediate Holdings, LLC	5,000	—	—	5,000
Calabrio, Inc.	2,687	—	—	2,687
Keystone Acquisition Corp.	4,891	—	—	4,891
Liberty Midco 0 Limited	3,300	—	—	3,300
Medical Solutions Holdings, Inc.	4,000	—	—	4,000
Pro Mach Group, Inc.	2,465	—	—	2,465
Relativity ODA LLC	2,500	—	—	2,500
Roaring Fork III-B, LLC	2,000	2,000	—	—
Sovos Compliance, LLC	2,914	—	—	2,914
Trident TPI Holdings, Inc.	4,070	2,552	—	1,518
Ultimate Baked Goods Midco LLC	1,016	635	114	267
Total Commitments	$95,566	$19,967	$114	$75,485

See notes to consolidated financial statements

(24)
The following shows the composition of the Company’s portfolio at cost by investment type and industry as of March 31, 2022:

Industry	First Lien - Secured Debt	Unsecured Debt	Total
Aerospace & Defense	$85,025	$—	$85,025
Airlines	45,517	—	45,517
Asset Backed Securities	2,000	—	2,000
Auto Components	64,086	—	64,086
Biotechnology	29,816	—	29,816
Building Products	37,418	—	37,418
Capital Markets	39,874	—	39,874
Chemicals	94,443	—	94,443
Commercial Services & Supplies	356,390	—	356,390
Communications Equipment	73,671	—	73,671
Construction & Engineering	19,620	—	19,620
Containers & Packaging	88,717	—	88,717
Diversified Consumer Services	56,814	—	56,814
Diversified Financial Services	14,589	—	14,589
Diversified Telecommunication Services	11,922	—	11,922
Food & Staples Retailing	8,670	—	8,670
Food Products	37,059	—	37,059
Health Care Providers & Services	100,793	—	100,793
Health Care Technology	9,898	—	9,898
Hotels, Restaurants & Leisure	23,221	—	23,221
Household Products	24,178	—	24,178
Insurance	82,181	—	82,181
Internet & Direct Marketing Retail	24,411	—	24,411
IT Services	70,609	—	70,609
Machinery	126,959	11,898	138,857
Media	210,373	—	210,373
Paper & Forest Products	27,222	—	27,222
Personal Products	122,283	—	122,283
Pharmaceuticals	125,537	—	125,537
Professional Services	50,060	—	50,060
Road & Rail	19,967	—	19,967
Software	457,868	—	457,868
Specialty Retail	29,870	—	29,870
Technology Hardware, Storage & Peripherals	49,734	—	49,734
Total	$2,620,795	$11,898	$2,632,693

See notes to consolidated financial statements

(25)
The following shows the composition of the Company’s portfolio at fair value by investment type and industry as of March 31, 2022:

Industry	First Lien - Secured Debt	Unsecured Debt	Total	% of Net Assets
Aerospace & Defense	$84,997	—	84,997	6.3%
Airlines	44,972	—	44,972	3.3%
Asset Backed Securities	2,000	—	2,000	0.1%
Auto Components	63,190	—	63,190	4.7%
Biotechnology	29,940	—	29,940	2.2%
Building Products	36,884	—	36,884	2.7%
Capital Markets	39,491	—	39,491	2.9%
Chemicals	93,674	—	93,674	6.9%
Commercial Services & Supplies	355,011	—	355,011	26.2%
Communications Equipment	73,177	—	73,177	5.4%
Construction & Engineering	19,859	—	19,859	1.5%
Containers & Packaging	87,962	—	87,962	6.5%
Diversified Consumer Services	56,006	—	56,006	4.1%
Diversified Financial Services	14,649	—	14,649	1.1%
Diversified Telecommunication Services	11,893	—	11,893	0.9%
Food & Staples Retailing	8,733	—	8,733	0.6%
Food Products	36,772	—	36,772	2.7%
Health Care Providers & Services	100,475	—	100,475	7.4%
Health Care Technology	9,962	—	9,962	0.7%
Hotels, Restaurants & Leisure	23,093	—	23,093	1.7%
Household Products	23,159	—	23,159	1.7%
Insurance	81,881	—	81,881	6.0%
Internet & Direct Marketing Retail	24,500	—	24,500	1.8%
IT Services	70,362	—	70,362	5.2%
Machinery	126,989	11,984	138,973	10.2%
Media	210,136	—	210,136	15.5%
Paper & Forest Products	26,472	—	26,472	2.0%
Personal Products	122,372	—	122,372	9.0%
Pharmaceuticals	124,454	—	124,454	9.2%
Professional Services	49,740	—	49,740	3.7%
Road & Rail	19,767	—	19,767	1.5%
Software	456,390	—	456,390	33.6%
Specialty Retail	29,735	—	29,735	2.2%
Technology Hardware, Storage & Peripherals	48,684	—	48,684	3.6%
Total	$2,607,381	$11,984	$2,619,365	193.1%
% of Net Assets	192.2%	0.9%	193.1%

See notes to consolidated financial statements

Industry Classification	Percentage of Total Investments (at Fair Value) as of March 31, 2022
Software	17.4%
Commercial Services & Supplies	13.6%
Media	8.0%
Machinery	5.3%
Pharmaceuticals	4.8%
Personal Products	4.7%
Health Care Providers & Services	3.8%
Chemicals	3.6%
Containers & Packaging	3.4%
Aerospace & Defense	3.2%
Insurance	3.1%
Communications Equipment	2.8%
IT Services	2.7%
Auto Components	2.4%
Diversified Consumer Services	2.1%
Professional Services	1.9%
Technology Hardware, Storage & Peripherals	1.9%
Airlines	1.7%
Capital Markets	1.5%
Building Products	1.4%
Food Products	1.4%
Biotechnology	1.1%
Specialty Retail	1.1%
Paper & Forest Products	1.0%
Internet & Direct Marketing Retail	0.9%
Household Products	0.9%
Hotels, Restaurants & Leisure	0.9%
Construction & Engineering	0.8%
Road & Rail	0.7%
Diversified Financial Services	0.6%
Diversified Telecommunication Services	0.5%
Health Care Technology	0.4%
Food & Staples Retailing	0.3%
Asset Backed Securities	0.1%
Total Investments	100.0%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1. Organization

Apollo Debt Solutions BDC (the “Company,” “ADS,” “we,” “us,” or “our”), a Delaware statutory trust formed on December 4, 2020, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). The Company has elected to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Apollo Credit Management, LLC (the “Adviser”) is our investment adviser and is an affiliate of Apollo Global Management, Inc. and its consolidated subsidiaries (“AGM”). The Adviser, subject to the overall supervision of our Board of Trustees, manages the day-to-day operations of the Company and provides investment advisory services to the Company.

Apollo Credit Management, LLC, as our administrator (the “Administrator”), provides, among other things, administrative services and facilities to the Company. Furthermore, the Administrator will offer to provide, on our behalf, managerial assistance to those portfolio companies to which we are required to provide such assistance.

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. The Company seeks to invest primarily in private credit opportunities in directly originated assets, including loans and other debt securities, made to or issued by large private U.S. borrowers, which ADS generally defines as companies with more than $75 million in EBITDA, as may be adjusted for market disruptions, mergers and acquisitions-related charges and synergies, and other items. While most of the Company’s investments will be in private U.S. companies (subject to compliance with BDC regulatory requirement to invest at least 70% of its assets in private U.S. companies), we also expect to invest from time to time in European and other non-U.S. companies. The investment portfolio may also include other interests such as corporate bonds, common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. Under normal circumstances, the Company plans to invest directly or indirectly at least 80% of our total assets (net assets plus borrowings for investment purposes) in debt instruments of varying maturities.

Note 2. Significant Accounting Policies

The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the requirements on Form 10-Q, ASC 946, Financial Services — Investment Companies (“ASC 946”), and Articles 6, 10 and 12 of Regulation S-X. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of the financial statements for the periods presented, have been included.

Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. All intercompany balances and transactions have been eliminated.

These financial statements should be read in conjunction with the audited financial statement and accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income, expenses, gains and losses during the reported periods. Changes in the economic environment, financial markets, credit worthiness of our portfolio companies and any other parameters used in determining these estimates could cause actual results to differ materially.

Consolidation

As provided under Regulation S-X and ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries.

As of March 31, 2022, the Company's consolidated subsidiaries were Cardinal Funding LLC and Mallard Funding LLC.

As of December 31, 2021, amounts presented in the financial statement are unconsolidated as the Company had no subsidiaries.

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

Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of March 31, 2022 was $257,817. Cash held as of December 31, 2021 was $50.

Investments Transactions

Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains and losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Amounts for investments recognized or derecognized but not yet settled are reported as a receivable for investments sold and a payable for investments purchased, respectively, in the Consolidated Statements of Assets and Liabilities.

Fair Value Measurements

The Company follows guidance in ASC 820, Fair Value Measurement (“ASC 820”), where fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are determined within a framework that establishes a three-tier hierarchy which maximizes the use of observable market data and minimizes the use of unobservable inputs to establish a classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, such as the risk inherent in a particular valuation technique used to measure fair value using a pricing model and/or the risk inherent in the inputs for the valuation technique. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the information available. The inputs or methodology used for valuing assets or liabilities may not be an indication of the risks associated with investing in those assets or liabilities.

ASC 820 classifies the inputs used to measure these fair values into the following hierarchy:

Level 1: Quoted prices in active markets for identical assets or liabilities, accessible by us at the measurement date.

Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level 3: Unobservable inputs for the asset or liability.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. The level assigned to the investment valuations may not be indicative of the risk or liquidity associated with investing in such investments. Because of the inherent uncertainties of valuation, the values reflected in the consolidated financial statements may differ materially from the values that would be received upon an actual disposition of such investments.

Investment Valuation Process

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

If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. The Board of Trustees engages multiple independent valuation firms based on a review of each firm’s expertise and relevant experience in valuing certain securities. In each case, our independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such Level 3 categorized assets.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board of Trustees has approved a multi-step valuation process each quarter, as described below:

(1)
independent valuation firms engaged by the Board conduct independent appraisals and assessments for all the investments they have been engaged to review. If an independent valuation firm is not engaged during a particular quarter, the valuation may be conducted by the Adviser;
(2)
at least each quarter, the valuation will be reassessed and updated by the Adviser or an independent valuation firm to reflect company specific events and latest market data;
(3)
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

Derivative Instruments

The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result the Company presents changes in fair value and realized gains or losses through current period gains and losses.

Derivative instruments are measured in terms of the notional contract amount and derive their value based upon one or more underlying instruments. Derivative instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity, and operational risks. The Company manages these risks on an aggregate basis as part of its risk management process. The derivatives may require the Company to pay or receive an upfront fee or premium. These upfront fees or premiums are carried forward as cost or proceeds to the derivatives.

Valuation of Other Financial Assets and Financial Liabilities

ASC 825, Financial Instruments, permits an entity to choose, at specified election dates, to measure certain assets and liabilities at fair value (the “Fair Value Option”). We have not elected the Fair Value Option to report selected financial assets and financial liabilities. Debt issued by the Company is reported at amortized cost (see Note 5 to the consolidated financial statements). The carrying value of all other financial assets and liabilities approximates fair value due to their short maturities or their close proximity of the originations to the measurement date.

Realized Gains or Losses

Security transactions are accounted for on a trade date basis. Realized gains or losses on investments are calculated by using the specific identification method. Securities that have been called by the issuer are recorded at the call price on the call effective date.

Investment Income Recognition

The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual payment-in-kind (“PIK”) interest or dividends. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not fully expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company believes that PIK is expected to be realized.

Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment.

Loan origination fees, original issue discount (“OID”), and market discounts are capitalized and accreted into interest income over the respective terms of the applicable loans using the effective interest method or straight-line, as applicable. Upon the prepayment of a loan, prepayment premiums, any unamortized loan origination fees, OID, or market discounts are recorded as interest income. Other income generally includes amendment fees, bridge fees, and structuring fees which are recorded when earned.

Expenses

Expenses include management fees, performance-based incentive fees, interest expense, insurance expenses, administrative service fees, legal fees, directors’ fees, audit and tax service expenses, third-party valuation fees and other general and administrative expenses. Expenses are recognized on an accrual basis.

Organization Expenses

Costs associated with the organization of the Company were expensed as incurred. These expenses consisted primarily of legal fees and other costs of organizing the Company.

Offering Expenses

Costs associated with the offering of the Company’s shares are capitalized as “deferred offering costs” on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s continuous offering.

Deferred Financing Costs and Debt Issuance Costs

Deferred financing and debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest expense over the life of the related debt instrument using the straight-line method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Consolidated Statement of Assets and Liabilities. Debt issuance costs related to any issuance of installment debt or notes are presented net against the outstanding debt balance of the related security.

Foreign Currency Translations

The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the foreign exchange rate on the date of valuation. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. The Company’s investments in foreign securities may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

Allocation of Income, Expenses, Gains and Losses

Income, expenses (other than those attributable to a specific class), gains and losses are allocated to each class of shares based upon the relative proportion of net assets represented by such class. Operating expenses directly attributable to a specific class are charged against the operations of that class.

Distributions

Distributions to common stockholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board of Trustees and will depend on the Company's earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such factors as the Board may deem relevant from time to time. Although the gross distribution per share is generally equivalent for each share class, the next distribution for each share class is reduced for any class specific expenses, including distribution and servicing fees, if any.

Share Repurchases

In connection with the Company’s share repurchase programs, the cost of shares repurchased is charged to net assets on the trade date.

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through December 31, 2022 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file Form 1099s for the tax year ending December 31, 2022. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income 98.2% of our capital gain net income for the 1-year period ending on October 31 of such calendar year, we will generally be required to pay excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated undistributed taxable income.

If we fail to satisfy the annual distribution requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate rates. Distribution would generally be taxable to our individual and other non-corporate taxable stockholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements are met. Subject to certain limitation under the Code, corporate distributions would be eligible for the dividend-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our stockholders our accumulated earnings and profits attributable to non RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years.

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of December 31, 2021, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference London Interoffice Bank Rate ("LIBOR") or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities through December 31, 2022. The Company is evaluating the potential impact that the adoption of this guidance will have on the Company’s consolidated financial statements.

Note 3. Agreements and Related Party Transactions

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

The Company pays the Adviser a fee for its services under the Advisory Agreement consisting of two components, a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by the shareholders. Substantial additional fees and expenses may also be charged by the Administrator to the Company, which is an affiliate of the Adviser. The Adviser agreed to waive the management fee and incentive fee based on income for the first six months of the Company's operations commencing on January 7, 2022.

Base Management Fee

The base management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Advisory Agreement, net assets means our total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP. For the first calendar month in which the Company had operations, net assets was measured as the beginning net assets as of the date on which the Company broke escrow for the initial offering. The Adviser has agreed to waive the base management fee for the first six months of the Company's operations commencing on January 7, 2022.

Incentive Fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

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

The Company pays its Adviser an income based incentive fee with respect to the Company’s Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

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

These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. The Adviser has agreed to waive the incentive fee based on income for the first six months of the Company's operations.

B. Incentive Fee based on Cumulative Net Realized Gains

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year in an amount equal to 12.5% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year. Fees are computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

For the three months ended March 31, 2022, the Company recognized $2,335 of management fees, and $1,366 of incentive fees before impact of waived fees. For the three months ended March 31, 2022, $2,335 of management fees were waived and $1,366 of incentive fees were waived.

As of March 31, 2022 and December 31, 2021, there were no amounts payable to the Advisor relating to management fees or incentive fees.

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

The Intermediary Manager is a broker-dealer registered with the SEC is a member of FINRA.

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

The shareholder servicing and/or distribution fees is paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month and subject to FINRA and other limitations on underwriting compensation. For the three months ended March 31, 2022, the total amount of distribution fees paid was $35.57 for Class S, and $0 for Class I. No distribution fees for Class D were paid as there were no shares outstanding for the three months ended March 31, 2022.

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

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment”. “Available Operating Funds” means the sum of (i) net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

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

The following table presents a summary of all expenses supported, and recouped, by the Adviser:

For the Month Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Reimbursement Eligibility Expiration	Effective Rate of Distribution per Share	Operating Expense Ratio
January 31, 2022	$1,677	$-	$1,677	January 31, 2025	5.12%	1.36%
February 28, 2022	867	-	867	February 28, 2025	7.42%	0.86%
March 31, 2022	111	-	111	March 31, 2025	6.71%	0.68%
	$2,655	$-	$2,655

Escrow Agreement

On October 14, 2021, the Company entered into an escrow agreement (the “Escrow Agreement”) with UMB Bank, N.A. The Company received purchase orders and held investors’ funds in an interest-bearing escrow account until it received purchase orders for at least $100 million (excluding any shares purchased by the Adviser, its affiliates and the Company’s trustees and officers but including any shares purchased in any private offerings), and the Board authorized the release of the escrowed purchase order proceeds to the Company, which occurred on January 7, 2022.

Note 4. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investment as of March 31, 2022, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$2,620,795	$2,607,381	$—	$2,179,673	$427,708
Unsecured Debt	11,898	11,984	—	11,984	—
Total Investments before Cash Equivalents	$2,632,693	$2,619,365	$—	$2,191,657	$427,708
Money Market Fund	$4	$4	$4	$—	$—
Total Cash Equivalents	$4	$4	$4	$—	$—
Total Investments after Cash Equivalents	$2,632,697	$2,619,369	$4	$2,191,657	$427,708

The following table shows changes in the fair value of our Level 3 investments during the three months ended March 31, 2022:

	First Lien Secured Debt(2)	Unsecured Debt	Total
Fair value as of December 31, 2021	$—	$—	$—
Net realized gains (losses)	(2)	—	(2)
Net change in unrealized gains (losses)	(2)	—	(2)
Net amortization on investments	316	—	316
Purchases, including capitalized PIK (3)	429,033	—	429,033
Sales	(1,637)	—	(1,637)
Transfers out of Level 3 (1)	—	—	—
Transfers into Level 3 (1)	—	—	—
Fair value as of March 31, 2022	$427,708	$—	$427,708

Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2022	$(2)	$—	$(2)
(1)
Transfers out (if any) of Level 3 are due to an increase in the quantity and reliability of broker quotes obtained and transfers into (if any) Level 3 are due to a decrease in the quantity and reliability of broker quotes obtained as assessed by the Investment Adviser. Transfers are assumed to have occurred at the end of the period. There were no transfers between Level 1 and Level 2 fair value measurements during the periods shown.
(2)
Includes unfunded commitments measured at fair value of $(1,049).

The following table summarizes the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of March 31, 2022. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2022 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range			Weighted Average (1)
First Lien Secured Debt	$213,691	Discount Rate	Discount Rate	7.88%	-	10.07%	8.80%
First Lien Secured Debt	214,017	Recent Transaction	Recent Transaction	N/A			N/A
Total Level 3 Investments	$427,708
(1)
The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment. For the commodity price unobservable input, the weighted average price is an undiscounted price based upon the estimated production level from the underlying reserves.

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity securities are primarily earnings before interest, taxes, depreciation and amortization (“EBITDA”) comparable multiples and market discount rates. The Company typically uses EBITDA comparable multiples on its equity securities to determine the fair value of investments. The Company uses market discount rates for debt securities to determine if the effective yield on a debt security is commensurate with the market yields for that type of debt security. If a debt security’s effective yield is significantly less than the market yield for a similar debt security with a similar credit profile, the resulting fair value of the debt security may be lower. For certain investments where fair value is derived based on a recovery analysis, the Company uses underlying commodity prices from third party market pricing services to determine the fair value and/or recoverable amount, which represents the proceeds expected to be collected through asset sales or liquidation. Further, for certain investments, the Company also considered the probability of future events which are not in management’s control. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower or higher fair value measurement. The significant unobservable inputs used in the fair value measurement of the structured products include the discount rate applied in the valuation models in addition to default and recovery rates applied to projected cash flows in the valuation models. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of an investment; conversely decreases in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks.

Investment Transactions

For the three months ended March 31, 2022, purchases of investments on a trade date basis was $3,039,594. For the three months ended March 31, 2022, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis was $407,945.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three months ended March 31, 2022 PIK income earned was $904.

The following table shows the change in capitalized PIK balance for the three ended March 31, 2022:

Three Months Ended March 31, 2022
PIK balance at beginning of period	$—
PIK income capitalized	904
Adjustments due to investments exited or written off	—
PIK income received in cash	—
PIK balance at end of period	$904

Note 5. Debt and Foreign Currency Transactions and Translations

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2022, the Company’s asset coverage was 286.8%.

The Company’s outstanding debt obligations were as follows:

	Aggregate Principal Committed	Outstanding Principal	Fair Value	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$1,835,000	$121,509	$121,509	$1,713,491	$214,327
Cardinal Funding LLC	500,000	330,767	330,767	169,233	167,645
Mallard Funding LLC	500,000	274,063	274,063	225,937	117,019
Total Debt Obligations	$2,835,000	$726,339	$726,339	$2,108,661	$498,991
Deferred Financing Costs and Debt Discount			(18,704)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount			$707,635

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The amount available reflects any limitations related to each respective credit facility’s borrowing base.

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three months ended March 31, 2022:

Three Months Ended March 31
2022
Average debt outstanding	$327,387
Maximum amount of debt outstanding	726,363

Weighted average annualized interest cost (1)	3.94%
Annualized amortized debt issuance cost	0.65%
Total annualized interest cost	4.59%

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three months ended March 31, 2022 was $1,459.

The components of interest expense were as follows:

Three Months Ended March 31,
2022
Borrowing interest expense	$1,558
Facility unused fees	1,459
Amortization of financing costs and debt issuance costs	493
Total interest expense	$3,510

Senior Secured Facility

On March 11, 2022, the Company entered into a senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”). The aggregate lender commitments under the Senior Secured Facility are $1.835 billion and the Company may seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed approximately $2.753 billion. The scheduled maturity date of the Facility is March 11, 2027.

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

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets.

In connection with the Revolving Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition, the Company must comply with the following financial covenants: (a) the Company must maintain a minimum shareholders’ equity, measured as of each fiscal quarter end; and (b) the Company must maintain at all times a 150% asset coverage ratio.

The Revolving Credit Facility contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, Citi may terminate the commitments and declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable.

As of March 31, 2022, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

SPV Financing Facilities

The following wholly-owned subsidiaries of the Company have entered into secured financing facilities, as described below: Cardinal Funding LLC, and Mallard Funding LLC, which are collectively referred to as the “SPVs”, and the secured financing facilities described below are collectively referred to as the “SPV Financing Facilities”.

The obligations of each SPV to the lenders under the applicable SPV Financing Facility are secured by a first priority security interest in all of the applicable SPV’s portfolio investments and cash. The obligations of each SPV under the applicable SPV Financing Facility are non-recourse to the Company, and the Company’s exposure to the credit facility is limited to the value of its investment in the applicable SPV.

In connection with the SPV Financing Facilities, the applicable SPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. Each SPV Financing Facility contains customary events of default for similar financing transactions, including if a change of control of the applicable SPV occurs. Upon the occurrence and during the continuation of an event of default, the lenders under the applicable SPV Financing Facility may declare the outstanding advances and all other obligations under the applicable SPV Financing Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that the applicable SPV obtain the consent of the lenders under the applicable SPV Financing Facility prior to entering into any sale or disposition with respect to portfolio investments.

As of March 31, 2022, the Company was in compliance with all covenants and other requirements of the SPV Financing Facilities.

Cardinal Funding LLC

On January 7, 2022, Cardinal Funding LLC (“Cardinal Funding”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Credit and Security Agreement (the “Cardinal Funding Secured Credit Facility”), with Cardinal Funding, as borrower, the Company, in its capacity as collateral manager and in its capacity as equity holder, the lenders from time to time parties thereto, Citibank, N.A., as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, custodian and collateral administrator.

The maximum principal amount of the Secured Credit Facility as of the Closing Date is $500 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Cardinal Funding’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits. Amounts drawn under the Secured Credit Facility, will bear interest at the Term SOFR Reference Rate, the CDOR Rate, SONIA or the EURIBOR Rate (the “Applicable Reference Rate”), in each case, plus a margin. Advances used to finance the purchase or origination of broadly syndicated loans under the Secured Credit Facility initially bear interest at the Applicable Reference Rate plus a spread of 1.70%. Advances used to finance the purchase or origination of private credit loans under the Secured Credit Facility initially bear interest at the Applicable Reference Rate plus a spread of 2.20%. Advances used to finance the purchase or origination of any other eligible loans under the Secured Credit Facility initially bear interest at the Applicable Reference Rate plus a spread of 2.45%. After the expiration of a three-year reinvestment period, the applicable margin on outstanding advances will be increased by 0.50% per annum. All amounts outstanding under the Cardinal Funding Secured Credit Facility must be repaid by the date that is five years after the closing date of the Cardinal Funding Secured Credit Facility. The contractual maturity date of the Cardinal Funding Secured Credit Facility is January 7, 2027.

Mallard Funding LLC

On January 7, 2022, Mallard Funding LLC (“Mallard Funding”) (together with Cardinal Funding, the "SPVs"), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Loan and Servicing Agreement (the “Mallard Funding Loan and Servicing Agreement”), with Mallard Funding, as borrower, the Company, in its capacity as servicer and in its capacity as transferor, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, account bank and collateral custodian.

The maximum principal amount of the Mallard Funding Loan and Servicing Agreement as of the Closing Date is $500 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Mallard Funding’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits. Under the Mallard Funding Loan and Servicing Agreement, Mallard Funding is permitted to borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Mallard Funding Loan and Servicing Agreement, will bear interest at Adjusted Term SOFR, the CDOR Rate, Daily Simple SONIA or the EURIBOR Rate (the “Mallard Funding Applicable Reference Rate”), in each case, plus a margin. Advances used to finance the purchase or origination of broadly syndicated loans under the Mallard Funding Loan and Servicing Agreement bear interest at the Mallard Funding Applicable Reference Rate plus a spread of (x) during the nine months subsequent to the Closing Date (the "Ramp-Up Period"), 1.60%, (y) after the end of the Ramp-Up Period and prior to the Mallard Funding Commitment Termination Date (as defined by the Mallard Funding Loan and Servicing Agreement), 2.00% and (z) after the Mallard Funding Commitment Termination Date, 2.25%. Advances used to finance the purchase or origination of middle market loans under the Mallard Funding Loan and Servicing Agreement initially bear interest at the Mallard Funding Applicable Reference Rate plus a spread of (x) prior to the Mallard Funding Commitment Termination Date, 2.00% and (y) after the Mallard Funding Commitment Termination Date, 2.25%. All amounts outstanding under the Mallard Funding Loan and Servicing Agreement must be repaid by the date that is five years after the closing date of the Mallard Funding Loan and Servicing Agreement. The contractual maturity date under the Mallard Funding Loan and Servicing Agreement is January 7, 2027.

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt obligations outstanding on its Senior Secured Facility and SPV Financing Facilities as of March 31, 2022:

	March 31, 2022
	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding (USD)	Unrealized Gain/(Loss)	Reset Date
British Pound		£6,200	8,408	8,163	245	April 1, 2022
British Pound		£4,000	5,425	5,267	158	April 5, 2022
Australian Dollar	A$	10,000	7,401	7,509	(108)	April 22, 2022
Total		20,200	21,234	20,939	295

Note 6. Net Assets

The Company has the authority to issue an unlimited number of common shares of beneficial interest at $0.01 per share par value.

On July 22, 2021, an affiliate of the Adviser purchased 2,000 shares of the Company’s Class I common shares at $25.00 per share.

On January 7, 2022, the Company had satisfied the minimum offering requirement, and the Company’s Board authorized the release of proceeds from escrow. As of such date, the Company issued and sold 26,258,912 shares (consisting all of Class I shares at an offering price of $25.00 per share; no Class S or Class D shares were issued or sold as of such date), and the escrow agent released net proceeds of approximately $656,473 to the Company as payment for such shares.

The following table summarizes transactions in common shares of beneficial interest during the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
	Shares	Amount
Class S:
Proceeds from shares sold	1,831,176	$45,363
Distributions reinvested	357	9
Net increase (decrease)	1,831,533	$45,372
Class D:
Proceeds from shares sold	—	$—
Distributions reinvested	—	—
Net increase (decrease)	—	$—
Class I:
Proceeds from shares sold	52,912,842	$1,320,935
Distributions reinvested	157,315	3,905
Net increase (decrease)	53,070,157	$1,324,840
Total net increase (decrease)	54,901,690	$1,370,212

Net Asset Value per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class S, Class D and Class I common shares during the three months ended March 31, 2022:

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2022	$25.04	$—	$25.04
February 28, 2022	24.74	—	24.74
March 31, 2022	24.71	—	24.71

Distributions

The Board authorizes and declares monthly distribution amounts per share of Class S, Class D and Class I common shares. The following table presents distributions that were declared during the three months ended March 31, 2022:

			Class S Distributions		Class D Distributions		Class I Distributions
Declaration Date	Record Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2022	January 31, 2022	March 7, 2022	$—	$—	$—	$—	$0.1045	$2,744
February 28, 2022	February 28, 2022	April 1, 2022	0.1245	22	—	—	0.1408	6,096
March 29, 2022	March 31, 2022	April 29, 2022	0.1229	225	—	—	0.1408	7,472
			$0.2474	$247	$—	$—	$0.3861	$16,313

* Totals may not foot due to rounding.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan, pursuant to which the Company will reinvest all cash dividends declared by the Board on behalf of our shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Character of Distributions

The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from the Adviser, which is subject to recoupment.

Through March 31, 2022, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the three months ended March 31, 2022:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.2474	$247	$—	$—	$0.3611	$15,656
Net realized gains	—	—	—	—	0.0083	218
Distributions in excess of net investment income	—	—	—	—	0.0167	439
	$0.2474	$247	$—	$—	$0.3861	$16,313

Share Repurchase Program

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

There have been no share repurchases during the three months ended March 31, 2022.

Note 7. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2022, the Company had the following unfunded commitments to its portfolio companies:

March 31, 2022
Unfunded revolver obligations, bridge loan and backstop commitments (1)	$225,288
Standby letters of credit issued and outstanding (2)	114
Unfunded delayed draw loan commitments (3)	64,689
Total Unfunded Commitments	$290,091
(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2022, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of March 31, 2022, the bridge loan and backstop commitments included in the balances was $194,525.
(2)
For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. None of the letters of credit issued and outstanding are recorded as a liability on the Company’s Consolidated Statements of Assets and Liabilities as such letters of credit are considered in the valuation of the investments in the portfolio company.
(3)
The Company’s commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions which can include covenants to maintain specified leverage levels and other related borrowing base covenants. For commitments to fund delayed draw loans with performance thresholds, borrowers are required to meet certain performance requirements before the Company is obligated to fulfill these commitments.

Organizational and Offering Costs

The Adviser agreed to bear all of the Company’s organization and offering expenses through the date on which the Company broke escrow for the initial offering of its common shares. The Company is obligated to reimburse the Adviser for such expenses incurred upon breaking escrow for our offering. The total organization and offering costs incurred through March 31, 2022 were $2,940, which was recognized by the Company when it broke escrow for the initial offering of its common shares.

Warehousing Transactions

The Company entered into a warehousing transaction whereby the Company agreed, subject to certain conditions, to purchase certain assets from parties unaffiliated with the Adviser. The warehousing transaction was designed to assist the Company in deploying capital upon receipt of subscription proceeds, and related primarily to broadly syndicated loans, and originated or anchor investments in middle market loans.

On February 22, 2021, the Company entered into a Facility Agreement (“Facility Agreement”), which was subsequently amended on August 17, 2021, with Goldman Sachs Bank USA (the “Financing Provider”). The Facility Agreement creates a forward obligation of the Financing Provider to sell, and a forward obligation of the Company, or its designee, to purchase certain investments (the “Portfolio Investments”) owned and held by the Financing Provider at the Company’s request. Pursuant to the Facility Agreement, the Company may request the Financing Provider to acquire Portfolio Investments as it designates from time to time, which the Financing Provider can approve or reject in its sole and absolute discretion. Prior to any sale to the Company, the Portfolio Investments will be owned and held solely for the account of the Financing Provider. ADS will have no obligation to purchase the Portfolio Investments under the Facility Agreement until such time the Company has received subscriptions for its shares of at least $600 million (the “Capital Condition”). After the Company has met the Capital Condition, it will be obligated to purchase the Portfolio Investments from the Financing Provider on or before February 22, 2022 (the “Facility End Date”). ADS may elect, but is not obligated to, purchase Portfolio Investments prior to the Facility End Date or prior to or without meeting the Capital Condition. In consideration for the forward arrangement provided by the Financing Provider (the amount of the arrangement will not exceed $250 million before May 22, 2021 and $500 million between such date and the Facility End Date (the “Financing Amount”), the Company has agreed to pay certain fees and expenses to the Financing Provider, including (i) a facility fee at an annual rate of LIBOR plus 1.77% multiplied by the cash amount paid by the Financing Provider (subject to adjustment for, among other things, cash amounts received by the Financing Provider) for such Portfolio Investment (the “Funded Amount”) while it is being held by the Financing Provider, (ii) an unused fee at an annual rate of 0.50% of the unused Financing Amount minus the greater of (A) the Minimum Utilization Amount and (B) the Funded Amount, and (iii) a minimum utilization fee at an annual rate of 1.77% of (the “Minimum Utilization Amount”) (A) prior to May 22, 2021, 50% of the Financing Amount at such time and (B) on or after May 22, 2021, and prior to the Facility End Date, 75% of the Financing Amount at such time. As a general matter, the price the Company would pay to purchase any Portfolio Investment from the Financing Provider equals the cash amount paid by the Financing Provider subject to adjustment for, among other things, principal repayments and interest amounts earned by the Financing Provider. Accordingly, shareholders will benefit from any interest paid or accrued on any Portfolio Investment purchased by the Company.

Effective January 7, 2022, the Company had a contractual obligation to acquire all assets under the Facility Agreement through forward purchase agreement on or before June 30, 2022. The mark-to-market gain/loss of all investments held by the Financing Provider, in addition to other economic rights and obligations held by the Company, are recognized in the Company’s consolidated financial statements. These gains (losses) are realized at the time the Company settles on the purchases of each underlying asset from the Financing Provider.

For the three months ended March 31, 2022, the Company purchased debt investments from the Financing Provider with an aggregate principal amount of $436 million (excluding unfunded revolvers and delayed draw positions of $0.2 million), at a purchase price of $412 million, resulting in an unrealized gain of approximately $3 million.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2022, management is not aware of any pending or threatened material litigation.

Note 8. Financial Highlights

The following are the financial highlights for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022

	Class S (6)	Class I (7)
Per Share Data:
Net asset value at beginning of period	$25.04	$25.00
Net investment income (1)	0.24	0.37
Net unrealized and realized gains (losses) (2)	(0.32)	(0.27)
Net increase (decrease) in net assets resulting from operations	(0.08)	0.10
Distribution declared (3)	(0.25)	(0.39)
Net asset value at end of period	$24.71	$24.71

Total return (4)	(0.31)%	0.39%
Shares outstanding, end of period	1,831,533	53,070,157
Weighted average shares outstanding	1,045,259	41,833,273

Ratio/Supplemental Data
Net assets at end of period	$45,260,035	$1,311,446,281
Annualized ratio of net expenses to average net assets (5)	4.48%	3.35%
Annualized ratio of net investment income to average net assets (5)	4.53%	4.95%
Portfolio turnover rate	18.79%	18.79%
Asset coverage per unit (8)	2,868	2,868

(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(3)
The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 6).
(4)
Total return is not annualized. An investment in the Company is subject to maximum upfront sales load of 3.5% and 1.5% for Class S and Class D shares, respectively, of the offering price, which will reduce the amount of capital available for investment. Class I shares is not subject to upfront sales load.
(5)
For the three months ended March 31, 2022, amounts are annualized except for organizational costs and management fee and income based incentive fee waivers by the Adviser. For the three months ended March 31, 2022, the total operating expenses to average net assets were 4.89% and 4.10%, for Class S and Class I shares, respectively, prior to management fee waivers and expense support provided by the Adviser. Past performance is not a guarantee of future results. Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables.
(6)
Class S shares were first issued on February 1, 2022.
(7)
Class I shares were first issued on January 7, 2022 (commencement of operations).
(8)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit.

Note 9. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

April Financial Update and Dividend Declaration

On April 1, 2022, the Company issued and sold 7,962,150 shares (consisting of 6,352,784 Class I shares, and 1,609,366 Class S shares at an offering price of $24.71 per share for both Class I and Class S shares; no Class D shares were issued or sold as of such date), and the Company received approximately $196.8 million as payment for such shares.

On April 21, 2022, the Company’s Board declared distributions of $0.1235 per Class S share and $0.1408 per Class I share which is payable on May 26, 2022 to shareholders of record as of April 30, 2022.

May Subscriptions

The Company received approximately $151 million of net proceeds relating to the issuance of Class I shares, Class S shares, and Class D shares for subscriptions effective May 1, 2022.

SPV Financing Facilities

On April 7, 2022, Cardinal Funding, a wholly owned subsidiary of the Company, entered into Amendment No. 1 (the “First Credit Facility Amendment”) to the Cardinal Funding Secured Credit Facility, dated as of January 7, 2022, by and among Cardinal Funding, as borrower, the Company, in its capacity as collateral manager and in its capacity as equity holder, the lenders from time to time parties thereto, Citibank, N.A., as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, custodian and collateral administrator.

The First Credit Facility Amendment amends the Secured Credit Facility to (i) increase the additional aggregate commitment size which Cardinal Funding can request from the lenders under the Secured Credit Facility from $750,000,000 to $1,350,000,000, (ii) add a new revolving lender to the Secured Credit Facility and (iii) allow Cardinal Funding to finance bonds under the Secured Credit Facility. Advances used to finance bonds under the Secured Credit Facility initially bear interest at the Applicable Reference Rate plus a spread of 2.0%.

Report of Independent Registered Public Accounting Firm

To the shareholders and Board of Trustees of Apollo Debt Solutions BDC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Apollo Debt Solutions BDC and subsidiaries (the "Company") as of March 31, 2022, and the related consolidated statements of operations, changes in net assets, cash flows for the three‐month period then ended, the financial highlights for the three‐month period then ended, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statement of assets and liabilities of the Company as of December 31, 2021; and in our report dated March 30, 2022, we expressed an unqualified opinion on that financial statement. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of December 31, 2021, is fairly stated, in all material respects, in relation to the statement of assets and liabilities from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our review in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Deloitte & Touche LLP

New York, New York

May 16, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in "Risk Factors" in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31,2021 and Part II, Item 1A of and elsewhere in this Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements. The three months ended March 31, 2022 represents the period from January 7, 2022 (commencement of operations) to March 31, 2022.

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

Investments

We focus primarily on loans and securities, including syndicated loans, of private U.S. companies. Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to private companies, the level of merger and acquisition activity for such companies, the general economic environment, trading prices of loans and other securities and the competitive environment for the types of investments we make.

Revenues

We generate revenues in the form of interest income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, is provided and paid for by the Adviser. We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (a) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (b) our allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) our chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that performs duties for us; and (iii) any internal audit group personnel of AGM or any of its affiliates; and (c) all other expenses of our operations, administrations and transactions.

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

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support Agreement with the Adviser. For additional information see “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions”.

Recent Developments

See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 9. Subsequent Events” for a summary of recent developments.

COVID-19 Developments

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

LIBOR Developments

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

Portfolio and Investment Activity

Our portfolio and investment activity during the three months ended March 31, 2022 was as follows:

Three Months Ended March 31,
(in thousands)*	2022
Investments made in portfolio companies	$3,039,594
Investments sold	(397,712)
Net activity before repaid investments	$2,641,882
Investments repaid	(10,233)
Net investment activity	$2,631,649

Portfolio companies at beginning of period	—
Number of new portfolio companies	104
Number of exited portfolio companies	(18)
Portfolio companies at end of period	86

Number of investments made in existing portfolio companies	—

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of March 31, 2022 was as follows:

March 31, 2022
Portfolio composition, at fair value:
First lien secured debt	99.5%
Unsecured debt	0.5%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	5.2%
Unsecured debt portfolio (2)	9.6%
Total portfolio (3)	5.2%
Interest rate type, at fair value:
Fixed rate amount	$0.0 billion
Floating rate amount	$2.6 billion
Fixed rate, as percentage of total	0.7%
Floating rate, as percentage of total	99.3%
Interest rate type, at amortized cost:
Fixed rate amount	$0.0 billion
Floating rate amount	$2.6 billion
Fixed rate, as percentage of total	0.7%
Floating rate, as percentage of total	99.3%

(1)
An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.
(2)
Exclusive of investments on non-accrual status. As of March 31, 2022 there were no investments on non-accrual status.
(3)
Inclusive of all income generating investments, non-income generating investments and investments on non-accrual status. As of March 31, 2022 there were no investments on non-accrual status.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, gains and losses. Changes in the economic environment, financial markets, credit worthiness of portfolio companies and any other parameters used in determining such estimates could cause actual results to differ materially. In addition to the discussion below, our critical accounting policies are further described in the notes to the financial statements.

Investments

Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains and losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Amounts for investments recognized or derecognized but not yet settled are reported as a receivable for investments sold and a payable for investments purchased, respectively, in the Consolidated Statements of Assets and Liabilities.

Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

Fair Value Measurements

The Company follows guidance in ASC 820, Fair Value Measurement (“ASC 820”), where fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are determined within a framework that establishes a three-tier hierarchy which maximizes the use of observable market data and minimizes the use of unobservable inputs to establish a classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, such as the risk inherent in a particular valuation technique used to measure fair value using a pricing model and/or the risk inherent in the inputs for the valuation technique. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the information available. The inputs or methodology used for valuing assets or liabilities may not be an indication of the risks associated with investing in those assets or liabilities.

ASC 820 classifies the inputs used to measure these fair values into the following hierarchy:

Level 1: Quoted prices in active markets for identical assets or liabilities, accessible by us at the measurement date.

Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level 3: Unobservable inputs for the asset or liability.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. The level assigned to the investment valuations may not be indicative of the risk or liquidity associated with investing in such investments. Because of the inherent uncertainties of valuation, the values reflected in the consolidated financial statements may differ materially from the values that would be received upon an actual disposition of such investments.

Investment Valuation Process

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

(1)
independent valuation firms engaged by the Board conduct independent appraisals and assessments for all the investments they have been engaged to review. If an independent valuation firm is not engaged during a particular quarter, the valuation may be conducted by the Adviser;
(2)
at least each quarter, the valuation will be reassessed and updated by the Adviser or an independent valuation firm to reflect company specific events and latest market data;
(3)
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

Investment Income Recognition

The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual payment-in-kind (“PIK”) interest or dividends. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not fully expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company believes that PIK is expected to be realized.

Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment.

Loan origination fees, original issue discount (“OID”), and market discounts are capitalized and accreted into interest income over the respective terms of the applicable loans using the effective interest method or straight-line, as applicable. Upon the prepayment of a loan, prepayment premiums, any unamortized loan origination fees, OID, or market discounts are recorded as interest income. Other income generally includes amendment fees, bridge fees, and structuring fees which are recorded when earned.

Expenses

Expenses include management fees, performance-based incentive fees, interest expense, insurance expenses, administrative service fees, legal fees, directors’ fees, audit and tax service expenses, third-party valuation fees and other general and administrative expenses. Expenses are recognized on an accrual basis.

Fee Waivers

The Adviser has agreed to waive management and incentive fee based on income for the first six months following the date on which we commenced operations.

Expense Support

The Company entered into an expense support and conditional reimbursement agreement with the Adviser. The Adviser may elect to pay certain expenses provided that no portion of the payment will be used to pay any interest or distributions and/or shareholder servicing fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized gain (loss) reflects the net change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized gains or losses. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through December 31, 2022 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending December 31, 2022. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated undistributed taxable income.

If we fail to satisfy the annual distribution requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate rates. Distribution would generally be taxable to our individual and other non-corporate taxable stockholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements are met. Subject to certain limitation under the Code, corporate distributions would be eligible for the dividend-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our stockholders our accumulated earnings and profits attributable to non RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years.

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of December 31, 2021, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

Results of Operations

On January 7, 2022, we commenced operations and accepted $657 million of subscriptions.

Operating results for the three months ended March 31, 2022 was as follows (dollar amounts in millions):

Three Months Ended March 31,
2022
Total investment income	$20.3
Net expenses	4.4
Net investment income	15.9
Net unrealized appreciation (depreciation)	(13.1)
Net realized gain (loss)	0.2
Net increase (decrease) in net assets resulting from operations	$3.0

* Totals may not foot due to rounding

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income, was as follows (dollar amounts in millions):

Three Months Ended March 31,
2022
Investment Income
Interest income	$19.3
Dividend income	0.0
PIK interest income	0.9
Other income	0.1
Total investment income	$20.3

* Totals may not foot due to rounding

For the three months ended March 31, 2022

For the three months ended March 31, 2022, total investment income was $20.3 million, driven by our initial deployment of capital. The size of our investment portfolio at fair value was $2,619.4 million at March 31, 2022 and the weighted average yield on the debt and income producing portfolio at fair value was 5.31%.

Expenses

Expenses were as follows (dollar amounts in millions):

Three Months Ended March 31,
2022
Management fees	$2.3
Performance-based incentive fees	1.4
Interest and other debt expenses	3.5
Organization costs	0.9
Offering costs	0.5
Directors' fees	0.1
Shareholder servicing fees	0.0
Administrative service expenses	0.6
Other general and administrative expenses	1.4
Total expenses	$10.8
Management and performance-based incentive fees waived	(3.7)
Expense support	(2.7)
Net Expenses	$4.4

* Totals may not foot due to rounding

For the three months ended March 31, 2022

For the three months ended March 31, 2022, net expenses were 4.4 million, primarily attributable to interest and other debt expenses. Interest and other debt expenses was driven by $327.4 million of average borrowings at a total annualized cost of debt of 4.59%. Management and performance based incentive fees incurred were $2.3 million and $1.4 million, respectively. The Advisor waived management fees and performance-based incentive fees till July 7, 2022, which resulted in waivers of $2.3 million and $1.4 million, respectively. Furthermore, the Company received $2.7 million in expense support from the advisor. Such expenses may be subject to reimbursement from the Company in the future.

Net Realized Gain (Loss)

Net realized gain (loss) was comprised of the following (dollar amounts in millions):

Three Months Ended March 31,
2022
Non-controlled/non-affiliated investments	$(0.3)
Foreign currency transactions	0.5
Net realized gains (losses):	$0.2

* Totals may not foot due to rounding

For the three months ended March 31, 2022

For the three months ended March 31, 2022, we recognized gross realized gains of $3.2 million and gross realized losses of $3.4 million, resulting in net realized losses of $0.2 million in our first quarter of operations.

Net Unrealized Gain (Loss)

Net unrealized gain (loss) was comprised of the following (dollar amounts in millions):

Three Months Ended March 31,
2022
Non-controlled/non-affiliated investments	$(13.3)
Foreign currency forward contracts	(0.1)
Foreign currency translations	0.3
Net unrealized gains (losses):	$(13.1)

* Totals may not foot due to rounding

For the three months ended March 31, 2022

For the three months ended March 31, 2022, we recognized gross unrealized gains on investments of $5.0 million and gross unrealized losses on investments of $18.3 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $13.3 million in our first quarter of operations.

Liquidity and Capital Resources

The Company’s liquidity and capital resources are generated and generally available through our continuous offering of common shares and debt offerings, our Senior Secured Facility (as defined in Note 5 of the consolidated financial statements), investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and repayments of senior and subordinated loans and income earned from investments.

As of March 31, 2022, we had two asset based leverage facilities and one revolving credit facility outstanding. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%.

We believe that our current cash and cash equivalents on hand, our short-term investments, our available borrowing capacity under our Senior Secured Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

Cash Equivalents

The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents (See Note 2 to the consolidated financial statements.) At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Senior Secured Facility, as we deem appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined.

Debt

See Note 5 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of March 31, 2022:

	Payments Due by Period*
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$—	$—	$—	$122	$—
SPV Financing Facilities	$—	$—	$—	$605	$—
Total Debt Obligations	$—	$—	$—	$726	$—
(1)
As of March 31, 2022, aggregate lender commitments under the Senior Secured Facility totaled $1.713 billion of unused capacity. As of March 31, 2022, there were $0.1 million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 7 to the consolidated financial statements.

* Totals may not foot due to rounding.

Net Assets

See Note 6 to the consolidated financial statements for information on the Company’s common shares and related capital activities.

Distributions

The following table summarizes our distributions declared and payable for the three months ended March 31, 2022 (dollar amounts in thousands, except per share amounts):

			Class S Distributions		Class D Distributions		Class I Distributions
Declaration Date	Record Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2022	January 31, 2022	March 7, 2022	$—	$—	$—	$—	$0.1045	$2,744
February 28, 2022	February 28, 2022	April 1, 2022	0.1245	22	—	—	0.1408	6,096
March 29, 2022	March 31, 2022	April 29, 2022	0.1229	225	—	—	0.1408	7,472
			$0.2474	$247	$—	$—	$0.3861	$16,313

* Totals may not foot due to rounding.

The Company has adopted a distribution reinvestment plan, pursuant to which the Company will reinvest all cash dividends declared by the Board on behalf of our shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the three months ended March 31, 2022:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.2474	$247	$—	$—	$0.3611	$15,656
Net realized gains	—	—	—	—	0.0083	218
Distributions in excess of net investment income	—	—	—	—	0.0167	439
	$0.2474	$247	$—	$—	$0.3861	$16,313

To maintain our RIC status, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. Although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investments.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may in the future be limited in our ability to make distributions. Also, our Senior Secured Facility and SPV Financing Facilities may limit our ability to declare distributions if we default under certain provisions or fail to satisfy certain other conditions. If we do not distribute a certain percentage of our income annually, we may suffer adverse tax consequences, including possible loss of the tax benefits available to us as a RIC. In addition, in accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual PIK, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may not be able to meet the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC. With respect to the distributions to stockholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to stockholders.

Share Repurchase Program

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

Under the share repurchase plan, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (the "Early Repurchase Deduction"). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2022, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $290.1 million.

Warehousing Transactions

We entered into a warehousing transaction (the “Warehousing Transaction”) whereby we agreed, subject to certain conditions, to purchase certain assets from parties unaffiliated with the Adviser. The warehousing transaction, i.e. the Facility Agreement, was designed to assist us in deploying capital upon receipt of subscriptions, and related primarily to originated or anchor investments in middle market loans. For additional information see “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 7. Commitments and Contingencies.”

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At March 31, 2022, management is not aware of any pending or threatened litigation.

Related-Party Transactions

We entered into a number of business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement;
•
the Administration Agreement
•
Intermediary Manager Agreement; and
•
Expense Support and Conditional Reimbursement Agreement.

In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the economic effects of the COVID-19 outbreak and subsequent variants has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Part II - Other information, Item 1A. Risk Factors.

Investment valuation risk

Because there is not a readily available market value for most of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by our Board of Trustees based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board of Trustees to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Notes 2 and 4 to our consolidated financial statements for the three months ended March 31, 2022, for more information relating to our investment valuation.

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of March 31, 2022, most of our debt portfolio investments bore interest at variable rates, which generally are LIBOR and SOFR based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, our Senior Secured Facility and SPV Financing Facilities bear interest at SOFR rates with no interest rate floors. As of March 31, 2022, all non-U.S. dollar LIBOR publications have been phased out. The phase out of a majority of the U.S. dollar publications is delayed until June 30, 2023. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities, or the cost of our borrowings. Please see “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies". Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities in our portfolio or the cost of our borrowings.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of March 31, 2022, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 200 basis points	$18,366	$0.3345
Up 100 basis points	8,856	0.1613
Up 50 basis points	4,110	0.0749
Down 50 basis points	105	0.0019

We may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge are any material legal proceedings threatened against us. From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While we do not expect that the resolution of these matters if they arise would materially affect our business, financial condition or results of operations, resolution will be subject to various uncertainties and could result in the expenditure of significant financial and managerial resources.

Item 1A. Risk Factors

In addition to the other information set forth in this report and as provided below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Refer to our Current Reports on Form 8-K filed with SEC on January 11, 2022, March 1, 2022 and March 24, 2021 for information about unregistered sales of our equity securities during the quarter.

Share Repurchases

We have commenced a share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. Our Board of Trustees may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV.

During the three months ended March 31, 2022, we repurchased no shares of our common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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
10.14

Loan and Servicing Agreement, dated as of January 7, 2022, by and between Mallard Funding LLC, a subsidiary of Apollo Debt Solutions BDC, with Morgan Stanley Senior Funding, Inc., as administrative agent (8)

10.15	Purchase and Sale Agreement, dated as of January 7, 2022, by and between Mallard Funding LLC and Apollo Debt Solutions BDC (9)
10.16	Credit and Security Agreement, dated as of January 7, 2022, by and between Cardinal Funding LLC, a subsidiary of Apollo Debt Solutions BDC, with Citibank, N.A., as administrative agent (10)
10.17	Sale and Contribution Agreement, dated January 7, 2022, by and between Cardinal Funding LLC and Apollo Debt Solutions BDC (11)
10.18	Senior Secured Revolving Credit Agreement between Apollo Debt Solutions, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, dated March 11, 2022 (12)
10.19

Amendment No. 1 to the Credit and Security Agreement, dated as of April 7, 2022, by and between Cardinal Funding LLC, a subsidiary of Apollo Debt Solutions BDC, with Citibank, N.A., as administrative agent (13)

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

_________________________________

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
(6)
Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 814-01424), filed on December 21, 2021.
(7)
Incorporated by reference to Exhibit (b) to the Company’s Registration Statement on Form N-2 (File No. 333-258155), filed on July 23, 2021.
(8)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 11, 2022.
(9)
Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on January 11, 2022.
(10)
Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on January 11, 2022.
(11)
Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on January 11, 2022.
(12)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 15, 2022.
(13)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 20, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Earl Hunt Earl Hunt	Chairperson, Chief Executive Officer and Trustee	May 16, 2022

/s/ Amit Joshi Amit Joshi	Chief Financial Officer	May 16, 2022