Form 10-Q
period 2022-06-30
Apollo Debt Solutions BDC
filed 2022-08-12
CIK 1837532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).

The number of shares of the Registrant’s Common Shares, $0.01 par value per share, outstanding as of August 12, 2022 was 6,773,184 Class S common shares, 29,294 Class D common shares and 71,097,862 Class I common shares. Common shares outstanding exclude August 1, 2022 subscriptions since the issuance price is not yet finalized at this time.

APOLLO DEBT SOLUTIONS BDC

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,”, “ADS,” “we,” “us,” and “our” refer to Apollo Debt Solutions BDC unless the context specifically states otherwise.

Item 1. Financial Statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $3,838,921 and $0 at June 30, 2022 and December 31, 2021, respectively)	$3,698,824	$—
Cash and cash equivalents	250,141	50
Foreign currencies (cost — $4,134 and $0 at June 30, 2022 and December 31, 2021, respectively)	3,979	—
Receivable for investments sold	253,145	—
Interest receivable	13,991	—
Expense reimbursement receivable	4,433	—
Deferred offering costs	1,050	—
Unrealized appreciation on foreign currency forward contracts	100	—
Other assets	2,576	—
Total assets	$4,228,239	$50

Liabilities
Debt	$1,865,868	$—
Payable for investments purchased	679,098	—
Payable for share repurchases (Note 6)	1,822
Distributions payable	10,109	—
Interest payable	3,405	—
Accrued administrative services expense payable	1,196	—
Other liabilities and accrued expenses	9,116	—
Total Liabilities	$2,570,614	$—
Commitments and contingencies (Note 7)
Total Net Assets	$1,657,625	$50

Net Assets
Common shares, $0.01 par value (72,476,125 and 2,000 shares issued and outstanding, respectively)	$725	$—
Capital in excess of par value	1,755,160	50
Accumulated distributed earnings (losses)	(98,260)	—
Total Net Assets	$1,657,625	$50

Net Asset Value Per Share
Class S Shares:
Net assets	$131,866	$—
Common shares outstanding ($0.01 par value, unlimited shares authorized)	5,765,570	—
Net asset value per share	$22.87	$—
Class I Shares:
Net assets	$1,525,759	$50
Common shares outstanding ($0.01 par value, unlimited shares authorized)	66,710,555	2,000
Net asset value per share	$22.87	$25.00

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$41,369	$60,715
Payment-in-kind interest income	1,115	1,948
Dividend income	11	15
Other income	4,378	4,466
Total Investment Income	$46,873	$67,144
Operating Expenses
Management fees	$5,895	$8,230
Performance-based incentive fees	3,375	4,742
Interest and other debt expenses	11,176	14,686
Organization costs	—	934
Offering costs	500	956
Directors' fees	112	213
Shareholder servicing fees	238	274
Administrative service expenses	626	1,196
Other general and administrative expenses	1,579	3,021
Total expenses	23,501	34,252
Management and performance-based incentive fees waived	(9,270)	(12,971)
Expense support	(1,778)	(4,433)
Net Expenses	$12,453	$16,848
Net Investment Income	$34,420	$50,296
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(13,205)	$(13,458)
Foreign currency transactions	(990)	(761)
Foreign currency forward contracts	809	1,053
Net realized gains (losses)	(13,386)	(13,166)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(126,769)	(140,097)
Foreign currency forward contracts	155	100
Foreign currency translations	4,317	4,607
Net unrealized gains (losses)	(122,297)	(135,390)
Net Realized and Change in Unrealized Gains (Losses)	$(135,683)	$(148,556)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(101,263)	$(98,260)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Operations
Net investment income	$34,420	$50,296
Net realized gains (losses)	(13,386)	(13,166)
Net change in unrealized gains (losses)	(122,297)	(135,390)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(101,263)	$(98,260)

Distributions to Stockholders
Class S	$(1,719)	$(1,966)
Class D	—	—
Class I	(26,885)	(43,196)
Net Decrease in Net Assets Resulting from Distributions to Stockholders	$(28,604)	$(45,162)

Capital Share Transactions
Class S:
Proceeds from shares sold	$95,420	$140,783
Repurchase of common shares, net of early repurchase deduction	(114)	(114)
Distributions reinvested	744	752
Class D:
Proceeds from shares sold	—	—
Repurchase of common shares, net of early repurchase deduction	—	—
Distributions reinvested	—	—
Class I:
Proceeds from shares sold	324,529	1,645,464
Repurchase of common shares, net of early repurchase deduction	(1,707)	(1,707)
Distributions reinvested	11,914	15,819
Net Increase (Decrease) from Capital Share Transactions	$430,786	$1,800,997

Net Assets
Total increase (decrease) in net assets during the period	300,919	1,657,575
Net Assets, beginning of period	1,356,706	50
Net Assets at End of Period	$1,657,625	$1,657,625

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands, except share and per share data)

Six Months Ended June 30,
2022
Operating Activities
Net increase (decrease) in net assets resulting from operations	$(98,260)
Net realized (gain) loss on investments	13,458
Net change in unrealized (gains) losses on investments	140,097
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(100)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(4,607)
Payment-in-kind interest capitalized	(1,893)
Net accretion of discount and amortization of premium	(1,494)
Amortization of deferred financing costs	1,508
Amortization of offering costs	956
Purchases of investments	(5,066,734)
Proceeds from sale of investments and principal repayments	1,220,350
Changes in operating assets and liabilities:
Interest receivable	(13,991)
Receivable for investments sold	(253,145)
Expense reimbursement receivable	(4,433)
Other assets	(2,576)
Payable for investments purchased	679,098
Accrued administrative services expense payable	1,196
Interest payable	3,405
Other liabilities and accrued expenses	9,116
Net Cash Used in/Provided by Operating Activities	$(3,378,049)

Financing Activities
Issuances of debt	$2,693,970
Payments of debt	(806,910)
Financing costs paid and deferred	(20,546)
Proceeds from issuance of common shares	1,786,247
Distributions paid	(18,482)
Offering costs paid and deferred	(2,006)
Net Cash Used in/Provided by Financing Activities	$3,632,273

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash and cash equivalents and foreign currencies during the period	$254,224
Effect of foreign exchange rate changes on cash and cash equivalents	(154)
Cash, cash equivalents and foreign curencies at beginning of period	50
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$254,120

Supplemental Disclosure and Non-Cash Information
Cash interest paid	$9,773
Distributions payable	$10,109
Reinvestment of distributions during the period	$16,571
PIK income	$1,893

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2022

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (27)
Aerospace & Defense
MRO Holdings, Inc.
MRO Holdings, Inc.	First Lien Secured Debt	L+625, 0.50% Floor	12/18/2028	5,000	$5,000	$5,000	(4)(14)
Ontic
Bleriot US Bidco Inc.	First Lien Secured Debt	L+400, 0.00% Floor	10/30/2026	25,068	24,995	24,394	(14)
Propulsion (BC) Finco Sarl
Propulsion	First Lien Secured Debt	S+400, 0.50% Floor	2/10/2029	5,089	5,069	4,834	(8)(16)
Vertex Aerospace Services Corp.
Vertex Aerospace Services Corp.	First Lien Secured Debt	L+400, 0.75% Floor	12/6/2028	23,183	23,254	22,043	(14)
	Total Aerospace & Defense				$58,318	$56,271

Airlines
AAdvantage Loyalty IP Ltd
AAdvantage Loyalty IP Ltd	First Lien Secured Debt	L+475, 0.75% Floor	4/20/2028	24,652	$25,100	$23,582	(8)(14)
	Total Airlines				$25,100	$23,582

Asset Backed Securities
Roaring Fork III-B, LLC
Roaring Fork III-B, LLC	First Lien Secured Debt - Delayed Draw	S+525, 0.00% Floor	7/16/2026	48,000	$25,669	$25,520	(4)(8)(9) (11)(18)(25)
	First Lien Secured Debt	S+525, 0.00% Floor	7/16/2026	2,000	2,000	1,975	(4)(8) (9)(18)
					27,669	27,495
	Total Asset Backed Securities				$27,669	$27,495

Auto Components
Mavis Tire Express Services
Mavis Tire Express Services Corp.	First Lien Secured Debt	S+400, 0.75% Floor	5/4/2028	30,779	$30,785	$28,727	(17)
Truck Hero, Inc.
Truck Hero, Inc.	First Lien Secured Debt	L+350, 0.75% Floor	1/31/2028	25,371	25,178	22,728	(14)
	Total Auto Components				$55,963	$51,455

See notes to consolidated financial statements

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (27)
Biotechnology
Azurity Pharmaceuticals, Inc.
Azurity Pharmaceuticals, Inc.	First Lien Secured Debt	L+600, 0.75% Floor	9/20/2027	38,961	$37,952	$37,013	(4)(14)
	Total Biotechnology				$37,952	$37,013

Building Products
Oldcastle Building
Oscar Acquisitionco, LLC	First Lien Secured Debt	S+450, 0.50% Floor	4/29/2029	16,000	$15,449	$14,560	(17)
US LBM
LBM Acquisition, LLC	First Lien Secured Debt	L+375, 0.75% Floor	12/17/2027	43,608	43,209	35,956	(14)
	Total Building Products				$58,658	$50,516

Capital Markets
Arrowhead Holdco Company
Arrowhead Holdco Company	First Lien Secured Debt	L+450, 0.75% Floor	8/31/2028	9,975	$9,975	$9,975	(4)(14)
Edelman Financial Services
The Edelman Financial Engines Centre, LLC	First Lien Secured Debt	L+350, 0.75% Floor	4/7/2028	39,773	39,773	36,728	(14)
	Total Capital Markets				$49,748	$46,703

Chemicals
AOC Resins
LSF11 A5 HoldCo LLC	First Lien Secured Debt	S+350, 0.50% Floor	10/15/2028	33,958	$34,012	$31,793	(17)
Geon Performance Solutions
Geon Performance Solutions, LLC	First Lien Secured Debt	L+450, 0.75% Floor	8/18/2028	7,476	7,419	7,106	(14)
Heubach
Luxembourg Investment Company 428 S.a r.l.	First Lien Secured Debt	S+500, 0.50% Floor	1/3/2029	10,000	9,945	9,450	(8)(18)
Solenis
Olympus Water US Holding Corporation	First Lien Secured Debt	S+450, 0.50% Floor	11/9/2028	13,544	13,330	12,732	(10)(18)
	First Lien Secured Debt	L+375, 0.50% Floor	11/9/2028	13,210	12,989	12,329	(14)
					26,319	25,061
W.R. Grace Holdings LLC
W.R. Grace Holdings LLC	First Lien Secured Debt	L+375, 0.50% Floor	9/22/2028	6,012	6,007	5,714	(14)
	Total Chemicals				$83,702	$79,124

See notes to consolidated financial statements

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (27)
Commercial Services & Supplies
Allied Universal
Allied Universal Holdco LLC	First Lien Secured Debt	L+375, 0.50% Floor	5/12/2028	15,863	$15,302	$14,581	(14)
Atlas LuxCo 4 SARL / Allied Universal Holdco LLC / Allied Universal Finance Corp
Atlas LuxCo 4 SARL / Allied Universal Holdco LLC / Allied Universal Finance Corp	First Lien Secured Debt - Corporate Bond	4.63%	6/1/2028	11,000	9,713	9,050
Bearcat Buyer, Inc.
Bearcat Buyer, Inc.	First Lien Secured Debt	L+425, 1.00% Floor	7/9/2026	2,494	2,494	2,494	(4)(14)
Beeline
IQN Holding Corp.	First Lien Secured Debt	S+550, 0.75% Floor	5/2/2029	62,032	61,421	61,410	(4)(18)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	5/2/2028	5,134	(50)	(51)	(4)(5) (11)(25)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	5/2/2029	12,834	(63)	(128)	(4)(5) (11)(25)
					61,308	61,231
CDK Global Inc.
Central Parent Inc	First Lien Secured Debt	S+450, 0.50% Floor	7/6/2029	23,769	23,056	22,566	(8)(18)
Ensemble RCM, LLC
Ensemble RCM, LLC	First Lien Secured Debt	L+375, 0.00% Floor	8/3/2026	16,023	15,997	15,546	(14)
Garda World Security Corporation
Garda World Security Corporation	First Lien Secured Debt	L+425, 0.00% Floor	10/30/2026	24,543	24,510	22,825	(8)(10)(14)
	First Lien Secured Debt	S+425, 0.00% Floor	2/1/2029	14,456	14,318	13,399	(8)(18)
					38,828	36,224
HKA
Liberty Midco 0 Limited	First Lien Secured Debt	L+550 Cash plus 0.25% PIK	6/9/2028	22,630	22,275	22,630	(4)(8)(14)
	First Lien Secured Debt - Delayed Draw	L+575 Cash plus 0.25% PIK	6/9/2028	3,300	(37)	—	(4)(8) (11)(25)
					22,238	22,630
LABL, Inc.
LABL, Inc.	First Lien Secured Debt	L+500, 0.50% Floor	10/29/2028	45,859	46,083	42,391	(13)
Liberty Tire Recycling
LTR Intermediate Holdings, Inc.	First Lien Secured Debt	L+450, 1.00% Floor	5/5/2028	9,168	9,119	8,423	(14)
Profile Products LLC
Profile Products LLC	First Lien Secured Debt	L+525, 0.75% Floor	11/12/2027	4,988	4,988	4,988	(4)(14)

See notes to consolidated financial statements

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (27)
R. R. Donnelley
R. R. Donnelley & Sons Company	First Lien Secured Debt	S+500, 0.50% Floor	11/1/2026	168,271	166,685	164,905	(4)(9)(18)
Solera, LLC
Polaris Newco, LLC	First Lien Secured Debt	L+400, 0.50% Floor	6/2/2028	50,197	50,269	46,549	(14)
TravelCenters of America Inc
TravelCenters of America Inc	First Lien Secured Debt	L+600, 1.00% Floor	12/14/2027	19,700	19,895	19,897	(4)(8)(14)
United Site Services
PECF USS Intermediate Holding III Corporation	First Lien Secured Debt	L+425, 0.50% Floor	12/15/2028	25,373	25,469	22,970	(14)
	Total Commercial Services & Supplies				$511,444	$494,445

Communications Equipment
Mitel Networks
MLN US Holdco LLC	First Lien Secured Debt	L+450, 0.00% Floor	11/30/2025	40,592	$39,665	$28,008	(4)(8)(14)
Zacapa S.a r.l.
Zacapa S.a r.l.	First Lien Secured Debt	S+425, 0.50% Floor	3/22/2029	20,002	19,935	18,677	(8)(19)
	Total Communications Equipment				$59,600	$46,685

Construction & Engineering
Keystone Acquisition Corp.
Keystone Acquisition Corp.	First Lien Secured Debt	L+575, 0.75% Floor	1/26/2029	20,058	$19,677	$19,958	(4)(9)(14)
	First Lien Secured Debt - Revolver	L+575, 0.75% Floor	1/26/2028	1,630	(30)	(8)	(4)(5)(9) (11)(25)
	First Lien Secured Debt - Delayed Draw	L+575, 0.75% Floor	1/26/2029	3,261	(61)	(16)	(4)(5)(9) (11)(25)
					19,586	19,934
Trench Plate Rental Co.
Trench Plate Rental Co.
	First Lien Secured Debt	S+550, 1.00% Floor	12/3/2026	45,455	44,773	44,773	(4)(9)(18)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	12/3/2026	4,545	389	386	(4)(9)(11) (18)(25)
Trench Safety Solutions Holdings, LLC	Common Equity/Interests				50	50	(4)
					45,212	45,209
	Total Construction & Engineering				$64,798	$65,143

See notes to consolidated financial statements

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (27)
Consumer Finance
American Express GBT
GBT Group Services B.V.	First Lien Secured Debt	L+650, 1.00% Floor	12/2/2026	25,000	$25,250	$24,750	(8)(14)
	Total Consumer Finance				$25,250	$24,750

Containers & Packaging
Berlin Packaging L.L.C.
Berlin Packaging L.L.C.	First Lien Secured Debt	L+375, 0.50% Floor	3/11/2028	34,823	$34,806	$32,502	(14)
Bp Purchaser LLC
Bp Purchaser LLC	First Lien Secured Debt	L+550, 0.75% Floor	12/11/2028	7,481	7,481	7,481	(4)(14)
Tekni-Plex
Trident TPI Holdings, Inc.	First Lien Secured Debt	L+400, 0.50% Floor	9/15/2028	31,589	31,636	29,694	(14)
	First Lien Secured Debt - Delayed Draw	L+400, 0.50% Floor	9/15/2028	4,496	2,812	2,547	(11)(14)(25)
					34,448	32,241
	Total Containers & Packaging				$76,735	$72,224

Diversified Consumer Services
2U
2U, Inc.	First Lien Secured Debt	L+575, 0.75% Floor	12/30/2024	24,750	$24,258	$24,502	(4)(8)(14)
Advantage Sales
Advantage Sales & Marketing Inc.	First Lien Secured Debt	L+450, 0.75% Floor	10/28/2027	30,136	30,218	27,801	(8)(14)
Houghton Mifflin
Houghton Mifflin Harcourt Company	First Lien Secured Debt	S+525, 0.50% Floor	4/9/2029	17,419	16,860	15,786	(18)
	Total Diversified Consumer Services				$71,336	$68,089

Diversified Financial Services
Acuity
Trident Bidco Limited	First Lien Secured Debt	S+525, 0.00% Floor	6/7/2029	52,670	$51,364	$51,353	(4)(8) (9)(19)
	First Lien Secured Debt - Delayed Draw	L+525, 0.00% Floor	6/7/2029	8,949	(224)	(224)	(4)(5)(8) (9)(11)(25)
					51,140	51,129
SAVATREE
CI (Quercus) Intermediate Holdings, LLC	First Lien Secured Debt	L+550, 0.75% Floor	10/12/2028	14,925	14,671	14,591	(4)(14)
	First Lien Secured Debt - Revolver	L+550, 0.75% Floor	10/12/2028	2,273	(53)	(51)	(4)(5) (11)(25)
	First Lien Secured Debt - Delayed Draw	L+550, 0.75% Floor	10/12/2028	2,727	(54)	(61)	(4)(5) (11)(25)
					14,564	14,479
	Total Diversified Financial Services				$65,704	$65,608

See notes to consolidated financial statements

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (27)
Diversified Telecommunication Services
ORBCOMM, Inc.
ORBCOMM, Inc.	First Lien Secured Debt	L+425, 0.75% Floor	9/1/2028	7,549	$7,521	$7,021	(14)
	Total Diversified Telecommunication Services				$7,521	$7,021

Electric Utilities
Congruex Group LLC
Congruex Group LLC	First Lien Secured Debt	S+575, 0.75% Floor	5/3/2029	30,000	$29,258	$28,650	(9)(18)
	Total Electric Utilities				$29,258	$28,650

Electrical Equipment
CPI Buyer, LLC
CPI Buyer, LLC	First Lien Secured Debt	L+550, 0.75% Floor	11/1/2028	31,538	$31,538	$31,538	(4)(14)
	First Lien Secured Debt - Delayed Draw	L+550, 0.75% Floor	11/1/2028	10,037	—	—	(4)(11)(25)
	First Lien Secured Debt - Revolver	L+550, 0.75% Floor	10/30/2026	3,346	—	—	(4)(11)(25)
					31,538	31,538
	Total Electrical Equipment				$31,538	$31,538

Entertainment
Chernin Entertainment
Jewel Purchaser, Inc.	First Lien Secured Debt	S+550, 0.50% Floor	7/1/2027	128,571	$125,358	$125,357	(4)(9)(18)
	Total Entertainment				$125,358	$125,357

Equity Real Estate Investment Trusts (REITs)
OVG Business Services, LLC
OVG Business Services, LLC	First Lien Secured Debt	L+625, 1.00% Floor	11/20/2028	7,481	$7,481	$7,416	(4)(14)
	Total Equity Real Estate Investment Trusts (REITs)				$7,481	$7,416

Financing
TI Intermediate Holdings LLC
TI Intermediate Holdings LLC	First Lien Secured Debt - Delayed Draw	L+425, 1.00% Floor	12/18/2024	7,481	$7,481	$7,481	(4)(11) (14)(25)
	Total Financing				$7,481	$7,481

See notes to consolidated financial statements

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (27)
Food & Staples Retailing
Rise and Brill
Ultimate Baked Goods Midco LLC	First Lien Secured Debt	L+650, 1.00% Floor	8/13/2027	8,342	$8,083	$8,104	(4)(9)(14)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	8/13/2027	1,016	553	581	(4)(9)(11) (14)(25)
					8,636	8,685
	Total Food & Staples Retailing				$8,636	$8,685

Food Products
Primary Products Finance LLC
Primary Products Finance LLC	First Lien Secured Debt	S+400, 0.50% Floor	4/1/2029	31,621	$31,681	$30,731	(18)
	Total Food Products				$31,681	$30,731

Health Care Equipment & Supplies
Embecta Corp.
Embecta Corp.	First Lien Secured Debt - Corporate Bond	5.00%	2/15/2030	7,500	$6,825	$6,342
Treace Medical Concepts, Inc.
Treace Medical Concepts, Inc.	First Lien Secured Debt	S+600, 1.00% Floor	4/1/2027	7,292	7,256	7,255	(4)(8) (9)(17)
	First Lien Secured Debt - Revolver	S+400, 1.00% Floor	4/1/2027	1,500	200	193	(4)(8)(9) (11)(17)(25)
	First Lien Secured Debt - Delayed Draw	S+600, 1.00% Floor	4/1/2027	10,208	—	(52)	(4)(5)(8) (9)(11)(25)
					7,456	7,396
	Total Health Care Equipment & Supplies				$14,281	$13,738

Health Care Providers & Services
ACI Group Holdings, Inc.
ACI Group Holdings, Inc.	First Lien Secured Debt	L+550, 0.75% Floor	8/2/2028	4,987	$4,987	$4,987	(4)(14)
Athenahealth
Athenahealth Group Inc.	First Lien Secured Debt	S+350, 0.50% Floor	2/15/2029	43,394	42,123	40,067	(18)
	First Lien Secured Debt - Delayed Draw	S+350, 0.50% Floor	2/15/2029	7,355	(215)	(564)	(5)(11)(25)
					41,908	39,503

See notes to consolidated financial statements

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (27)
DCA Investment Holding LLC
DCA Investment Holding LLC	First Lien Secured Debt	S+600, 0.75% Floor	4/3/2028	2,493	2,493	2,493	(4)(18)
ERC Topco Holdings, LLC
ERC Topco Holdings, LLC	First Lien Secured Debt	L+550, 0.75% Floor	11/10/2028	33,732	33,732	33,732	(4)(14)
	First Lien Secured Debt - Delayed Draw	L+550, 0.75% Floor	11/10/2028	7,988	—	—	(4)(11)(25)
	First Lien Secured Debt - Revolver	L+550, 0.75% Floor	11/10/2027	3,195	—	—	(4)(11)(25)
					33,732	33,732
ExamWorks
Electron BidCo Inc.	First Lien Secured Debt	L+300, 0.50% Floor	11/1/2028	13,965	13,932	13,113	(14)
Gateway US Holdings, Inc.
Gateway US Holdings, Inc.	First Lien Secured Debt	S+550, 0.75% Floor	9/22/2024	65,405	64,798	64,751	(4)(10)(18)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	9/22/2024	18,398	3,377	3,362	(4)(11) (18)(25)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	9/22/2024	2,629	107	105	(4)(11) (18)(25)
					68,282	68,218
Medical Solutions Holdings, Inc.
Medical Solutions Holdings, Inc.	First Lien Secured Debt	L+350, 0.50% Floor	11/1/2028	20,948	20,883	19,664	(14)
	First Lien Secured Debt - Delayed Draw	L+350, 0.50% Floor	11/1/2028	4,000	(12)	(245)	(5)(11)(25)
					20,871	19,419
Pathway Vet Alliance LLC (fka Pathway Partners Vet Management Company LLC)
Pathway Vet Alliance LLC	First Lien Secured Debt	L+375, 0.00% Floor	3/31/2027	29,356	29,307	27,292	(14)
Smile Brands Inc.
Smile Brands Inc.	First Lien Secured Debt	L+475, 1.00% Floor	10/12/2024	7,481	7,481	7,481	(4)(14)
Tivity Health, Inc.
Tivity Health, Inc.	First Lien Secured Debt	S+600, 0.75% Floor	6/28/2029	115,000	113,275	113,275	(4)(9)(18)
	Total Health Care Providers & Services				$336,268	$329,513

Health Care Technology
eResearchTechnology, Inc.
eResearchTechnology, Inc.	First Lien Secured Debt	L+450, 1.00% Floor	2/4/2027	23,778	23,568	22,024	(14)
Verscend
Verscend Holding Corp.	First Lien Secured Debt	L+400, 0.00% Floor	8/27/2025	9,949	$9,877	$9,539	(14)
	Total Health Care Technology				$33,445	$31,563

See notes to consolidated financial statements

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (27)
Hotels, Restaurants & Leisure
Fertitta Entertainment LLC/NV
Fertitta Entertainment LLC/NV	First Lien Secured Debt	S+400, 0.50% Floor	1/27/2029	23,101	$23,161	$21,325	(18)
	Total Hotels, Restaurants & Leisure				$23,161	$21,325

Household Products
Advantice Health
Jazz AH Holdco, LLC	First Lien Secured Debt	S+500, 0.75% Floor	4/3/2028	7,200	$7,200	$7,056	(4)(18)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	4/3/2028	800	285	284	(4)(11) (18)(25)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	4/3/2028	2,000	(19)	(40)	(4)(5) (11)(25)
					7,466	7,300
Vita Global
Vita Global FinCo Limited	First Lien Secured Debt	SONIA+700, 0.00% Floor	7/6/2027	17,857	24,181	21,303	(4)(8)(20)
	Total Household Products				$31,647	$28,603

Insurance
Alera Group, Inc.
Alera Group, Inc.	First Lien Secured Debt	L+550, 0.75% Floor	10/2/2028	13,004	$12,677	$13,004	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	L+550, 0.75% Floor	10/2/2028	3,686	3,458	3,559	(4)(9)(11) (14)(25)
					16,135	16,563
Alliant Holdings Intermediate, LLC
Alliant Holdings Intermediate, LLC	First Lien Secured Debt	L+350, 0.50% Floor	11/5/2027	26,367	26,175	24,637	(14)
Asurion
Asurion, LLC	First Lien Secured Debt	L+325, 0.00% Floor	12/23/2026	25,611	25,509	23,290	(14)
	First Lien Secured Debt	L+325, 0.00% Floor	7/31/2027	11,193	11,180	10,157	(14)
					36,689	33,447
Patriot Growth Insurance Services, LLC
Patriot Growth Insurance Services, LLC	First Lien Secured Debt	L+525, 0.75% Floor	10/16/2028	26,267	26,267	26,267	(4)(8) (10)(14)
	First Lien Secured Debt - Delayed Draw	L+550, 0.75% Floor	10/16/2028	6,356	—	—	(4)(8) (11)(25)
	First Lien Secured Debt - Revolver	L+550, 0.75% Floor	10/16/2028	2,311	—	—	(4)(8) (11)(25)
					26,267	26,267
Risk Strategies
RSC Acquisition Inc	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	10/30/2026	27,000	(265)	(270)	(4)(5) (11)(25)
	Total Insurance				$105,001	$100,644

See notes to consolidated financial statements

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (27)
Internet & Direct Marketing Retail
Delivery Hero SE
Delivery Hero SE	First Lien Secured Debt	E+650, 0.00% Floor	8/12/2027	79,000	$81,673	$79,890	(4)(8) (9)(22)
	First Lien Secured Debt	S+575, 0.50% Floor	8/12/2027	17,960	17,582	16,815	(8)(9)(18)
					99,255	96,705
Stamps.com
Stamps.com Inc.	First Lien Secured Debt	L+575, 0.75% Floor	10/5/2028	32,419	31,846	32,419	(4)(9)(14)
	Total Internet & Direct Marketing Retail				$131,101	$129,124

IT Services
Anaplan, Inc.
Anaplan, Inc.	First Lien Secured Debt	S+650, 0.75% Floor	6/21/2029	146,692	$143,759	$143,758	(4)(18)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	6/21/2028	9,073	(181)	(181)	(4)(5) (11)(25)
					143,578	143,577
Peraton Corp.
Peraton Corp.	First Lien Secured Debt	L+375, 0.75% Floor	2/1/2028	43,382	43,361	40,906	(14)
Virtusa
Virtusa Corporation	First Lien Secured Debt	S+375, 0.75% Floor	2/15/2029	18,641	18,456	17,662	(18)
	Total IT Services				$205,395	$202,145
Machinery
Charter Next Generation, Inc.
Charter Next Generation, Inc.	First Lien Secured Debt	L+375, 0.75% Floor	12/1/2027	28,030	$28,089	$26,482	(14)
Engineered Machinery Holdings, Inc.
Engineered Machinery Holdings, Inc.	First Lien Secured Debt	L+375, 0.75% Floor	5/19/2028	19,888	19,827	18,761	(14)
Pro Mach Group, Inc.
Pro Mach Group, Inc.	First Lien Secured Debt	L+400, 1.00% Floor	8/31/2028	38,261	38,230	36,169	(14)
	First Lien Secured Debt - Delayed Draw	L+400, 1.00% Floor	8/31/2028	1,917	4	(105)	(5)(11)(25)
					38,234	36,064

See notes to consolidated financial statements

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (27)
Safe Fleet Holdings LLC
Safe Fleet Holdings LLC	First Lien Secured Debt	S+500, 0.50% Floor	2/23/2029	7,500	7,275	7,313	(4)(17)
SPX Flow, Inc.
SPX Flow, Inc.	Unsecured Debt - Corporate Bond	8.75%	4/1/2030	12,500	11,910	10,281
	First Lien Secured Debt	S+450, 0.50% Floor	4/5/2029	6,788	6,489	6,330	(18)
					18,399	16,611
	Total Machinery				$111,824	$105,231

Media
Accelerate360 Holdings, LLC
Accelerate360 Holdings, LLC	First Lien Secured Debt	S+550, 1.00% Floor	2/11/2027	88,128	$88,128	$88,128	(4)(9)(18)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	2/11/2027	26,908	15,696	15,696	(4)(9)(11) (18)(25)
					103,824	103,824
Associations Inc.
Associations Inc.	First Lien Secured Debt	L+400 plus 2.50% PIK, 1.00% Floor	7/2/2027	10,790	10,683	10,683	(4)(14)
	First Lien Secured Debt	S+650 plus 2.50% PIK, 1.00% Floor	7/2/2027	2,971	2,942	2,942	(4)(17)
	First Lien Secured Debt	L+650 plus 2.50% PIK, 1.00% Floor	7/2/2027	2,239	2,216	2,216	(4)(14)
					15,841	15,841
Cablevision Systems
CSC Holdings, LLC	Unsecured Debt - Corporate Bond	4.13%	12/1/2030	12,239	10,331	9,577
CCO Holdings LLC / CCO Holdings Capital Corp
CCO Holdings LLC / CCO Holdings Capital Corp	Unsecured Debt - Corporate Bond	4.75%	2/1/2032	12,500	11,132	10,255
Concord Special Purpose Acquisition Company, LLC
Concord Special Purpose Acquisition Company, LLC	First Lien Secured Debt	L+550, 0.75% Floor	4/22/2026	59,394	59,394	59,394	(4)(14)
	First Lien Secured Debt - Delayed Draw	L+550, 0.75% Floor	4/22/2026	10,606	—	—	(4)(11)(25)
					59,394	59,394
Gannett Co., Inc.
Gannett Holdings, LLC	First Lien Secured Debt	L+500, 0.50% Floor	10/15/2026	71,043	70,811	70,688	(8)(13)
Material Holdings, LLC
Material Holdings, LLC	First Lien Secured Debt	L+575, 0.75% Floor	8/19/2027	7,481	7,481	7,481	(4)(14)

See notes to consolidated financial statements

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (27)
McGraw Hill
McGraw-Hill Education, Inc.	First Lien Secured Debt	L+475, 0.50% Floor	7/28/2028	34,109	33,842	30,954	(14)
Radiate Holdco, LLC
Radiate Holdco, LLC	First Lien Secured Debt	L+325, 0.75% Floor	9/25/2026	7,549	7,483	7,013	(14)
Univision Communications Inc.
Univision Communications Inc.	First Lien Secured Debt	S+425, 0.50% Floor	6/24/2029	8,791	8,527	8,418	(18)
	First Lien Secured Debt	L+275, 1.00% Floor	3/15/2024	3,842	3,850	3,783	(14)
					12,377	12,201
Virgin Media Inc
Virgin Media Inc
	First Lien Secured Debt - Corporate Bond	4.50%	8/15/2030	5,000	4,248	4,121	(8)
	First Lien Secured Debt - Corporate Bond	4.00%	1/31/2029	700	762	682	(8)
	First Lien Secured Debt - Corporate Bond	4.50%	7/15/2031	300	324	290	(8)
					5,334	5,093
	Total Media				$337,850	$332,321

Paper & Forest Products
Ahlstrom-Munksjo Holding 3 Oy (SpA Holdings 3 Oy)
Ahlstrom-Munksjo Holding 3 Oy	First Lien Secured Debt	L+375, 0.75% Floor	2/4/2028	23,936	$23,927	$22,321	(8)(10)(15)
	Total Paper & Forest Products				$23,927	$22,321

Personal Products
Greencross
Vermont Aus Pty Ltd	First Lien Secured Debt	S+565, 0.75% Floor	3/23/2028	103,558	$101,037	$99,933	(4)(8) (9)(18)
	First Lien Secured Debt	BBSW+575, 0.75% Floor	3/23/2028	9,975	7,221	6,644	(4)(8) (9)(21)
					108,258	106,577
VFS Global
Speed Midco 3 S.A R.L.	First Lien Secured Debt	E+700, 0.00% Floor	5/16/2029	111,776	114,000	114,793	(4)(8) (9)(23)
	First Lien Secured Debt	SONIA+750, 0.00% Floor	5/16/2029	22,059	26,495	26,316	(4)(8) (9)(20)
					140,495	141,109
	Total Personal Products				$248,753	$247,686

See notes to consolidated financial statements

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (27)
Pharmaceuticals
Bausch Health
Bausch Health Companies Inc.	First Lien Secured Debt	S+525, 0.50% Floor	2/1/2027	32,276	$31,993	$27,697	(8)(18)
Galderma
Sunshine Luxembourg VII SARL	First Lien Secured Debt	L+375, 0.75% Floor	10/1/2026	11,938	11,708	11,076	(8)(15)
Organon & Co
Organon & Co / Organon Foreign Debt Co-Issuer BV	First Lien Secured Debt - Corporate Bond	4.13%	4/30/2028	9,000	8,288	7,971	(8)
	Total Pharmaceuticals				$51,989	$46,744

Professional Services
CHG Healthcare
CHG Healthcare Services, Inc.	First Lien Secured Debt	L+325, 0.50% Floor	9/29/2028	12,825	$12,830	$12,108	(14)
Deerfield Dakota Holding, LLC
Deerfield Dakota Holding, LLC	First Lien Secured Debt	S+375, 1.00% Floor	4/9/2027	29,847	29,857	27,970	(18)
	Total Professional Services				$42,687	$40,078

Real Estate Management & Development
Polyphase Elevator Holding Company
Polyphase Elevator Holding Company	First Lien Secured Debt	L+550, 1.00% Floor	6/23/2027	3,491	$3,491	$3,491	(4)(14)
Pritchard Industries, LLC
Pritchard Industries, LLC	First Lien Secured Debt	L+550, 0.75% Floor	10/13/2027	6,484	6,484	6,484	(4)(14)
WeWork Companies LLC
WeWork Companies LLC	First Lien Secured Debt	S+650, 0.75% Floor	11/30/2023	100,000	99,512	99,500	(4)(8)(18)
	Total Real Estate Management & Development				$109,487	$109,475

Road & Rail
PODS, LLC
PODS, LLC	First Lien Secured Debt	L+300, 0.75% Floor	3/31/2028	19,900	$19,916	$18,596	(14)
	Total Road & Rail				$19,916	$18,596

See notes to consolidated financial statements

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (27)
Software
Access Group
Armstrong Bidco Limited	First Lien Secured Debt	SONIA+575, 0.00% Floor	6/28/2029	27,600	$32,795	$32,758	(4)(8)(20)
	First Lien Secured Debt - Delayed Draw	SONIA+575, 0.00% Floor	6/28/2029	14,400	19	(438)	(4)(5)(8) (11)(25)
					32,814	32,320
Boxer Parent Company Inc.
Boxer Parent Company Inc.	First Lien Secured Debt	L+375, 0.00% Floor	10/2/2025	29,416	29,428	27,437	(14)
Calypso
AxiomSL Group, Inc.	First Lien Secured Debt	L+600, 1.00% Floor	12/3/2027	14,673	14,274	14,673	(4)(14)
	First Lien Secured Debt - Delayed Draw	L+600, 1.00% Floor	12/3/2027	956	(13)	—	(4)(11)(25)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	12/3/2025	1,043	(38)	—	(4)(11)(25)
					14,223	14,673
Dcert Buyer, Inc.
Dcert Buyer, Inc.	First Lien Secured Debt	L+400, 0.00% Floor	10/16/2026	36,946	36,917	35,053	(14)
Delta Topco, Inc.
Delta Topco, Inc.	First Lien Secured Debt	L+375, 0.75% Floor	12/1/2027	29,215	29,187	26,571	(14)
Flexera Software LLC
Flexera Software LLC	First Lien Secured Debt	L+375, 0.75% Floor	3/3/2028	34,645	34,622	32,826	(14)
Greeneden U.S. Holdings II, LLC (Genesys Cloud Services Holdings II LLC)
Greeneden U.S. Holdings II, LLC	First Lien Secured Debt	L+400, 0.75% Floor	12/1/2027	45,569	45,441	43,678	(14)
Imperva, Inc.
Imperva, Inc.	First Lien Secured Debt	L+400, 1.00% Floor	1/12/2026	48,034	48,022	43,110	(14)
Medallia
Medallia, Inc.	First Lien Secured Debt	L+600 Cash plus 0.75% PIK	10/29/2028	35,150	34,342	35,150	(4)(9)(14)
Proofpoint, Inc.
Proofpoint, Inc.	First Lien Secured Debt	L+325, 0.50% Floor	8/31/2028	14,962	14,511	13,959	(14)
RealPage, Inc.
RealPage, Inc.	First Lien Secured Debt	L+300, 0.50% Floor	4/24/2028	14,962	14,594	13,853	(14)
Relativity ODA LLC
Relativity ODA LLC	First Lien Secured Debt	L+815 Cash plus 1.00% PIK	5/12/2027	27,133	26,063	25,776	(4)(14)
	First Lien Secured Debt - Revolver	L+815 Cash plus 1.00% PIK	5/12/2027	2,500	(65)	(125)	(4)(5) (11)(25)
					25,998	25,651

See notes to consolidated financial statements

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (26)	Fair Value (27)
Sovos Compliance, LLC
Sovos Compliance, LLC	First Lien Secured Debt	L+450, 0.50% Floor	8/11/2028	10,412	10,374	9,836	(14)
	First Lien Secured Debt - Delayed Draw	L+450, 0.50% Floor	8/11/2028	1,807	1,792	1,707	(11)(14)(25)
					12,166	11,543
UKG Inc. (Ultimate Software Group Inc)
UKG Inc.	First Lien Secured Debt	L+375, 0.00% Floor	5/4/2026	8,189	8,061	7,758	(14)
	First Lien Secured Debt	L+325, 0.50% Floor	5/4/2026	6,945	6,951	6,520	(14)
					15,012	14,278
	Total Software				$387,277	$370,102

Special Purpose Entity
Alpine Acquisition Corp II
Alpine Acquisition Corp II	First Lien Secured Debt	S+600, 1.00% Floor	11/30/2026	7,500	$7,500	$7,500	(4)(18)
	Total Special Purpose Entity				$7,500	$7,500

Specialty Retail
Carvana Co.
Carvana Co.	Unsecured Debt - Corporate Bond	10.25%	5/1/2030	47,358	$47,315	$38,952	(8)
Petco Health and Wellness Company, Inc.
Petco Health and Wellness Company, Inc.	First Lien Secured Debt	L+325, 0.75% Floor	3/3/2028	19,899	19,865	18,805	(8)(14)
PetSmart LLC
PetSmart LLC	First Lien Secured Debt	L+375, 0.75% Floor	2/11/2028	9,925	9,931	9,379	(8)(14)
	Total Specialty Retail				$77,111	$67,136

Textiles, Apparel & Luxury Goods
Claire's Stores, Inc.
Claire's Stores, Inc.	First Lien Secured Debt	L+650, 0.00% Floor	12/18/2026	12,080	$11,889	$11,516	(14)
	Total Textiles, Apparel & Luxury Goods				$11,889	$11,516

Transportation Infrastructure
AGI-CFI Holdings, Inc.
AGI-CFI Holdings, Inc.	First Lien Secured Debt	L+550, 0.75% Floor	6/11/2027	7,481	$7,481	$7,481	(4)(14)
	Total Transportation Infrastructure				$7,481	$7,481

		Total Investments before Cash Equivalents			$3,838,921	$3,698,824
State Street Institutional US Government Money Market Fund				4	$4	$4
		Total Investments after Cash Equivalents			$3,838,925	$3,698,828

See notes to consolidated financial statements

(1)
Fair value is determined in good faith by or under the direction of the Board of Trustees of the Company (See Note 2 to the consolidated financial statements).
(2)
Currently there are no differences for federal income tax purposes as it relates to unrealized gain and loss.
(3)
Par amount is denominated in USD unless otherwise noted, British Pound (“£”), Australian Dollar (“A$”), and European Euro ("€").
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
(8)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2022, non-qualifying assets represented approximately 25.70% of the total assets of the Company.
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
(13)
The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2022 was 1.79%
(14)
The interest rate on these loans is subject to 3 months LIBOR, which as of June 30, 2022 was 2.29%
(15)
The interest rate on these loans is subject to 6 months LIBOR, which as of June 30, 2022 was 2.94%
(16)
The interest rate on these loans is subject to overnight SOFR, which as of June 30, 2022 was 1.50%
(17)
The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2022 was 1.69%
(18)
The interest rate on these loans is subject to 3 months SOFR, which as of June 30, 2022 was 2.12%
(19)
The interest rate on these loans is subject to 6 months SOFR, which as of June 30, 2022 was 2.63%
(20)
The interest rate on these loans is subject to SONIA, which as of June 30, 2022 was 1.19%
(21)
The interest rate on these loans is subject to 3 months BBSW, which as of June 30, 2022 was 1.81%
(22)
The interest rate on these loans is subject to 3 months EURIBOR, which as of June 30, 2022 was -0.20%
(23)
The interest rate on these loans is subject to 6 months EURIBOR, which as of June 30, 2022 was 0.26%
(24)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of June 30, 2022, all of the company's investments were non-controlled, non-affiliated.

See notes to consolidated financial statements

(25)
As of June 30, 2022, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
Accelerate360 Holdings, LLC	$26,908	$15,696	$—	$11,212
Alera Group, Inc.	3,686	3,559	—	127
Anaplan, Inc.	9,073	—	—	9,073
Armstrong Bidco Limited	14,400	—	—	14,400
Athenahealth Group Inc.	7,355	—	—	7,355
AxiomSL Group, Inc.	2,000	—	—	2,000
CI (Quercus) Intermediate Holdings, LLC	5,000	—	—	5,000
CPI Buyer, LLC	13,383	—	—	13,383
Concord Special Purpose Acquisition Company, LLC	10,606	—	—	10,606
ERC Topco Holdings, LLC	11,183	—	—	11,183
Gateway US Holdings, Inc.	21,027	3,678	—	17,349
IQN Holding Corp.	17,968	—	—	17,968
Jazz AH Holdco, LLC	2,800	300	—	2,500
Keystone Acquisition Corp.	4,891	—	—	4,891
Liberty Midco 0 Limited	3,300	—	—	3,300
Medical Solutions Holdings, Inc.	4,000	—	—	4,000
Patriot Growth Insurance Services, LLC	8,667	—	—	8,667
Pro Mach Group, Inc.	1,917	—	—	1,917
RSC Acquisition Inc	27,000	—	—	27,000
Relativity ODA LLC	2,500	—	—	2,500
Roaring Fork III-B, LLC	48,000	26,129	—	21,871
Sovos Compliance, LLC	1,807	1,807	—	—
TI Intermediate Holdings LLC	7,481	7,481	—	—
Treace Medical Concepts, Inc.	11,708	200	—	11,508
Trench Plate Rental Co.	4,546	455	148	3,943
Trident Bidco Limited	8,949	—	—	8,949
Trident TPI Holdings, Inc.	4,496	2,816	—	1,680
Ultimate Baked Goods Midco LLC	1,016	610	115	291
Total Commitments	$285,667	$62,731	$263	$222,673

See notes to consolidated financial statements

(26)
The following shows the composition of the Company’s portfolio at cost by investment type and industry as of June 30, 2022:

Industry	First Lien - Secured Debt	Unsecured Debt	Common Equity	Total
Aerospace & Defense	$58,318	$—	$—	$58,318
Airlines	25,100	—	—	25,100
Asset Backed Securities	27,669	—	—	27,669
Auto Components	55,963	—	—	55,963
Biotechnology	37,952	—	—	37,952
Building Products	58,658	—	—	58,658
Capital Markets	49,748	—	—	49,748
Chemicals	83,702	—	—	83,702
Commercial Services & Supplies	511,444	—	—	511,444
Communications Equipment	59,600	—	—	59,600
Construction & Engineering	64,748	—	50	64,798
Consumer Finance	25,250	—	—	25,250
Containers & Packaging	76,735	—	—	76,735
Diversified Consumer Services	71,336	—	—	71,336
Diversified Financial Services	65,704	—	—	65,704
Diversified Telecommunication Services	7,521	—	—	7,521
Electric Utilities	29,258	—	—	29,258
Electrical Equipment	31,538	—	—	31,538
Entertainment	125,358	—	—	125,358
Equity Real Estate Investment Trusts (REITs)	7,481	—	—	7,481
Financing	7,481	—	—	7,481
Food & Staples Retailing	8,636	—	—	8,636
Food Products	31,681	—	—	31,681
Health Care Equipment & Supplies	14,281	—	—	14,281
Health Care Providers & Services	336,268	—	—	336,268
Health Care Technology	33,445	—	—	33,445
Hotels, Restaurants & Leisure	23,161	—	—	23,161
Household Products	31,647	—	—	31,647
Insurance	105,001	—	—	105,001
Internet & Direct Marketing Retail	131,101	—	—	131,101
IT Services	205,395	—	—	205,395
Machinery	99,914	11,910	—	111,824
Media	316,387	21,463	—	337,850
Paper & Forest Products	23,927	—	—	23,927
Personal Products	248,753	—	—	248,753
Pharmaceuticals	51,989	—	—	51,989
Professional Services	42,687	—	—	42,687
Real Estate Management & Development	109,487	—	—	109,487
Road & Rail	19,916	—	—	19,916
Software	387,277	—	—	387,277
Special Purpose Entity	7,500	—	—	7,500
Specialty Retail	29,796	47,315	—	77,111
Textiles, Apparel & Luxury Goods	11,889	—	—	11,889
Transportation Infrastructure	7,481	—	—	7,481
Total	$3,758,183	$80,688	$50	$3,838,921

See notes to consolidated financial statements

(27)
The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of June 30, 2022:

Industry	First Lien - Secured Debt	Unsecured Debt	Common Equity	Total	% of Net Assets
Aerospace & Defense	$56,271	$—	$—	$56,271	3.4%
Airlines	23,582	—	—	23,582	1.4%
Asset Backed Securities	27,495	—	—	27,495	1.7%
Auto Components	51,455	—	—	51,455	3.1%
Biotechnology	37,013	—	—	37,013	2.2%
Building Products	50,516	—	—	50,516	3.0%
Capital Markets	46,703	—	—	46,703	2.8%
Chemicals	79,124	—	—	79,124	4.8%
Commercial Services & Supplies	494,445	—	—	494,445	29.8%
Communications Equipment	46,685	—	—	46,685	2.8%
Construction & Engineering	65,093	—	50	65,143	3.9%
Consumer Finance	24,750	—	—	24,750	1.5%
Containers & Packaging	72,224	—	—	72,224	4.4%
Diversified Consumer Services	68,089	—	—	68,089	4.1%
Diversified Financial Services	65,608	—	—	65,608	4.0%
Diversified Telecommunication Services	7,021	—	—	7,021	0.4%
Electric Utilities	28,650	—	—	28,650	1.7%
Electrical Equipment	31,538	—	—	31,538	1.9%
Entertainment	125,357	—	—	125,357	7.6%
Equity Real Estate Investment Trusts (REITs)	7,416	—	—	7,416	0.4%
Financing	7,481	—	—	7,481	0.5%
Food & Staples Retailing	8,685	—	—	8,685	0.5%
Food Products	30,731	—	—	30,731	1.9%
Health Care Equipment & Supplies	13,738	—	—	13,738	0.8%
Health Care Providers & Services	329,513	—	—	329,513	19.9%
Health Care Technology	31,563	—	—	31,563	1.9%
Hotels, Restaurants & Leisure	21,325	—	—	21,325	1.3%
Household Products	28,603	—	—	28,603	1.7%
Insurance	100,644	—	—	100,644	6.1%
Internet & Direct Marketing Retail	129,124	—	—	129,124	7.8%
IT Services	202,145	—	—	202,145	12.2%
Machinery	94,950	10,281	—	105,231	6.3%
Media	312,489	19,832	—	332,321	20.0%
Paper & Forest Products	22,321	—	—	22,321	1.3%
Personal Products	247,686	—	—	247,686	14.9%
Pharmaceuticals	46,744	—	—	46,744	2.8%
Professional Services	40,078	—	—	40,078	2.4%
Real Estate Management & Development	109,475	—	—	109,475	6.6%
Road & Rail	18,596	—	—	18,596	1.1%
Software	370,102	—	—	370,102	22.3%
Special Purpose Entity	7,500	—	—	7,500	0.5%
Specialty Retail	28,184	38,952	—	67,136	4.1%
Textiles, Apparel & Luxury Goods	11,516	—	—	11,516	0.7%
Transportation Infrastructure	7,481	—	—	7,481	0.5%
Total	$3,629,709	$69,065	$50	$3,698,824	223.1%
% of Net Assets	219.0%	4.2%	0.0%	223.1%

See notes to consolidated financial statements

Industry Classification	Percentage of Total Investments (at Fair Value) as of June 30, 2022
Commercial Services & Supplies	13.4%
Software	10.0%
Media	9.0%
Health Care Providers & Services	8.9%
Personal Products	6.7%
IT Services	5.5%
Internet & Direct Marketing Retail	3.5%
Entertainment	3.4%
Real Estate Management & Development	3.0%
Machinery	2.8%
Insurance	2.7%
Chemicals	2.1%
Containers & Packaging	2.0%
Diversified Consumer Services	1.8%
Specialty Retail	1.8%
Diversified Financial Services	1.8%
Construction & Engineering	1.8%
Aerospace & Defense	1.5%
Auto Components	1.4%
Building Products	1.4%
Pharmaceuticals	1.3%
Capital Markets	1.3%
Communications Equipment	1.3%
Professional Services	1.1%
Biotechnology	1.0%
Health Care Technology	0.9%
Electrical Equipment	0.9%
Food Products	0.8%
Electric Utilities	0.8%
Household Products	0.8%
Asset Backed Securities	0.7%
Consumer Finance	0.7%
Airlines	0.6%
Paper & Forest Products	0.6%
Hotels, Restaurants & Leisure	0.6%
Road & Rail	0.5%
Health Care Equipment & Supplies	0.4%
Textiles, Apparel & Luxury Goods	0.3%
Food & Staples Retailing	0.2%
Special Purpose Entity	0.2%
Financing	0.2%
Transportation Infrastructure	0.2%
Equity Real Estate Investment Trusts (REITs)	0.2%
Diversified Telecommunication Services	0.2%
Total Investments	100.0%

See notes to consolidated financial statements

Geographic Region	June 30, 2022
United States	83.67%
Europe	6.85%
United Kingdom	3.01%
Australia	2.88%
Asia	2.61%
Canada	0.98%

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

As of June 30, 2022, the Company's consolidated subsidiaries were Cardinal Funding LLC, Mallard Funding LLC, ADS Alpine SPV LLC, ADS Jewel SPV LLC and ADS WW SPV.

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

Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of June 30, 2022 was $250,141. Cash held as of December 31, 2021 was $50.

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

Investment Income Recognition

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

PIK Income

The Fund may have loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Fund’s statement of operations. If at any point the Fund believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Fund’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Fund has not yet collected cash.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Fee Income

The Fund may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication fees as well as fees for managerial assistance rendered by the Fund to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

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

Deferred Financing Costs and Debt Issuance Costs

Deferred financing and debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest expense over the life of the related debt instrument using the straight-line method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities. Debt issuance costs related to any issuance of installment debt or notes are presented net against the outstanding debt balance of the related security.

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

Distributions

Distributions to common stockholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board of Trustees and will depend on the Company's earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such factors as the Board may deem relevant from time to time. Although the gross distribution per share is generally equivalent for each share class, the net distribution for each share class is reduced for any class specific expenses, including distribution and servicing fees, if any.

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

If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gain net income for the 1-year period ending on October 31 of such calendar year, we will generally be required to pay excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated undistributed taxable income.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of June 30, 2022, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of the adoption of ASU 2020-04 and 2021-01 on its consolidated financial statements.

In December 2020, the SEC adopted Rule 2a-5. The rule establishes a consistent, principles-based framework for boards of directors to use in creating their own specific processes in order to determine fair values in good faith. The effective date for compliance with Rule 2a-5 is September 8, 2022. The Company is evaluating the potential impact that the rule will have on the Company’s consolidated financial statements.

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

The Company pays the Adviser a fee for its services under the Advisory Agreement consisting of two components, a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by the shareholders. Substantial additional fees and expenses may also be charged by the Administrator to the Company, which is an affiliate of the Adviser. The Adviser agreed to waive the management fee and incentive fee based on income through July 7, 2022.

Base Management Fee

The base management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Advisory Agreement, net assets means our total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP. For the first calendar month in which the Company had operations, net assets was measured as the beginning net assets as of the date on which the Company broke escrow for the initial offering. The Adviser has agreed to waive the management fee and incentive fee based on income through July 7, 2022.

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

These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. The Adviser has agreed to waive the incentive fee based on income through July 7, 2022.

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

For the three and six months ended June 30, 2022, the Company recognized $5,895 and $8,230 respectively, of management fees, and $3,375 and $4,742, respectively, of incentive fees before impact of waived fees. For the three and six months ended June 30, 2022, $5,895 and $8,230 respectively, of management fees, were waived and $3,375 and $4,742, of incentive fees, were waived.

As of June 30, 2022 and December 31, 2021, there were no amounts payable to the Advisor relating to management fees or incentive fees.

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

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class S shares	0.85%
Class D shares	0.25%
Class I shares	0.00%

The shareholder servicing and/or distribution fees is paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month and subject to FINRA and other limitations on underwriting compensation. For the three and six months ended June 30, 2022, the Company accrued distribution and shareholder servicing fees of $238 and $274, respectively, for Class S shares, and $0 and $0, respectively, for Class I shares. No distribution fees for Class D shares were paid as there were no shares outstanding for the three and six months ended June 30, 2022.

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

The following table presents a summary of all expenses supported, and recouped, by the Adviser:

For the Month Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Reimbursement Eligibility Expiration	Effective Rate of Distribution per Share	Operating Expense Ratio
January 31, 2022	$1,677	$—	$1,677	January 31, 2025	5.12%	1.36%
February 28, 2022	867	—	867	February 28, 2025	7.42%	0.86%
March 31, 2022	111	—	111	March 31, 2025	6.71%	0.68%
April 30, 2022	1,778	—	1,778	April 30, 2025	6.96%	0.60%
	$4,433	$—	$4,433

There was no expense support taken for the months ended May 31, 2022 and June 30, 2022.

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

Note 4. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investment as of June 30, 2022, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$3,758,183	$3,629,709	$—	$1,664,491	$1,965,218
Unsecured Debt	80,688	69,065	—	69,065	—
Common Equity/Interests	50	50	—	—	50
Total Investments before Cash Equivalents	$3,838,921	$3,698,824	$—	$1,733,556	$1,965,268
Money Market Fund	$4	$4	$4	$—	$—
Total Cash Equivalents	$4	$4	$4	$—	$—
Total Investments after Cash Equivalents	$3,838,925	$3,698,828	$4	$1,733,556	$1,965,268

As of December 31, 2021, the Company did not hold any investments.

The following tables shows changes in the fair value of our Level 3 investments during the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022
	First Lien Secured Debt	Unsecured Debt	Common Equity/Interests	Total
Fair value as of March 31, 2022	$427,708	$—	$—	$427,708
Net realized gains (losses)	3,507	182	—	3,689
Net change in unrealized gains (losses)	(18,333)	—	—	(18,333)
Net amortization on investments	853	—	—	853
Purchases, including capitalized PIK (3)	1,466,139	19,958	50	1,486,147
Sales	(177,606)	(20,140)	—	(197,746)
Transfers out of Level 3 (1)	—	—	—	—
Transfers into Level 3 (1)	262,950	—	—	262,950
Fair value as of June 30, 2022	$1,965,218	$—	$50	$1,965,268

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2022	$(17,747)	$—	$—	$(17,747)

	Six Months Ended June 30, 2022
	First Lien Secured Debt	Unsecured Debt	Common Equity/Interests	Total
Fair value as of December 31, 2021	$—	$—	$—	$—
Net realized gains (losses)	3,505	182	—	3,687
Net change in unrealized gains (losses)	(18,335)	—	—	(18,335)
Net amortization on investments	1,169	—	—	1,169
Purchases, including capitalized PIK (3)	2,158,122	19,958	50	2,178,130
Sales	(179,243)	(20,140)	—	(199,383)
Transfers out of Level 3 (1)	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Fair value as of June 30, 2022	$1,965,218	$—	$50	$1,965,268

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2022	$(18,284)	$—	$—	$(18,284)
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
(2)
Includes unfunded commitments measured at fair value of $(3,201).

The following table summarizes the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of June 30, 2022. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2022 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range			Weighted Average (1)
First Lien Secured Debt	$435,891	Yield Analysis	Discount Rate	8.3%	-	11.5%	9.3%
	1,414,116	Recent Transaction	Recent Transaction	N/A		N/A	N/A
	115,211	Broker Quote	Broker Quote	N/A		N/A	N/A
Common Equity/Interests	50	Recent Transaction	Recent Transaction	N/A		N/A	N/A
Total Level 3 Investments	$1,965,268
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

Investment Transactions

For the three and six months ended June 30, 2022, purchases of investments on a trade date basis were $2,027,140 and $5,066,734, respectively. For the three and six months ended June 30, 2022, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $812,405 and $1,220,350, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three and six months ended June 30, 2022, PIK income earned was $1,115 and $1,948, respectively.

The following table shows the change in capitalized PIK balance for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
PIK balance at beginning of period	$904	$—
PIK income capitalized	989	1,893
Adjustments due to investments exited or written off	—	—
PIK income received in cash	—	—
PIK balance at end of period	$1,893	$1,893

Note 5. Debt and Foreign Currency Transactions and Translations

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2022, the Company’s asset coverage was 187.9%.

The Company’s outstanding debt obligations were as follows:

	June 30, 2022
	Aggregate Principal Committed	Outstanding Principal	Fair Value		Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$2,085,000	$1,306,090	$1,296,880	(3)	$778,910	$73,443
Cardinal Funding LLC	500,000	246,369	242,910	(3)	253,631	123,642
Mallard Funding LLC	500,000	332,447	329,183	(3)	167,553	62,886
Total Debt Obligations	$3,085,000	$1,884,906	$1,868,973		$1,200,094	$259,970
Deferred Financing Costs and Debt Discount		(19,038)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount		$1,865,868

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2022. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and six months ended June 30, 2022:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Average debt outstanding	$1,189,709	$783,616
Maximum amount of debt outstanding	1,884,906	1,884,906

Weighted average annualized interest cost (1)	3.38%	3.52%
Annualized amortized debt issuance cost	0.34%	0.40%
Total annualized interest cost	3.72%	3.92%

Average 1-month SOFR rate	0.9%	0.8%

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three and six months ended June 30, 2022 was $1,985 and $3,443.

The components of interest expense were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Borrowing interest expense	$8,177	$9,735
Facility unused fees	1,985	3,443
Amortization of financing costs and debt issuance costs	1,014	1,508
Total interest expense	$11,176	$14,686

Senior Secured Facility

On March 11, 2022, the Company entered into a senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”). The aggregate lender commitments under the Senior Secured Facility on March 11, 2022 were $1.835 billion. On June 7, 2022, the Company entered into an amendment to its Senior Secured Facility to increase the multicurrency commitments from $1.835 billion to $2.085 billion. The Company may seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed approximately $2.753 billion. The scheduled maturity date of the Facility is March 11, 2027.

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

As of June 30, 2022, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

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

As of June 30, 2022, the Company was in compliance with all covenants and other requirements of the SPV Financing Facilities.

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

The maximum principal amount of the Cardinal Funding Secured Credit Facility as of the Closing Date is $500 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Cardinal Funding’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits. Amounts drawn under the Cardinal Funding Secured Credit Facility, will bear interest at the Term SOFR Reference Rate, the CDOR Rate, SONIA or the EURIBOR Rate (the “Applicable Reference Rate”), in each case, plus a margin. Advances used to finance the purchase or origination of broadly syndicated loans under the Cardinal Funding Secured Credit Facility initially bear interest at the Applicable Reference Rate plus a spread of 1.70%. Advances used to finance the purchase or origination of private credit loans under the Cardinal Funding Secured Credit Facility initially bear interest at the Applicable Reference Rate plus a spread of 2.20%. Advances used to finance the purchase or origination of any other eligible loans under the Cardinal Funding Secured Credit Facility initially bear interest at the Applicable Reference Rate plus a spread of 2.45%. After the expiration of a three-year reinvestment period, the applicable margin on outstanding advances will be increased by 0.50% per annum. All amounts outstanding under the Cardinal Funding Secured Credit Facility must be repaid by the date that is five years after the closing date of the Cardinal Funding Secured Credit Facility. The contractual maturity date of the Cardinal Funding Secured Credit Facility is January 7, 2027.

On April 7, 2022, Cardinal Funding, entered into Amendment No. 1 (the “First Credit Facility Amendment”), by and among Cardinal Funding, as borrower, the Company, in its capacity as collateral manager and in its capacity as equity holder, the lenders from time to time parties thereto, Citibank, N.A., as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, custodian and collateral administrator.

The First Credit Facility Amendment amends the Cardinal Funding Secured Credit Facility to (i) increase the additional aggregate commitment size which Cardinal Funding can request from the lenders under the Cardinal Funding Secured Credit Facility from $750,000,000 to $1,350,000,000, (ii) add a new revolving lender to the Cardinal Funding Secured Credit Facility and (iii) allow Cardinal Funding to finance bonds under the Cardinal

Funding Secured Credit Facility. Advances used to finance bonds under the Cardinal Funding Secured Credit Facility initially bear interest at the Applicable Reference Rate plus a spread of 2.0%.

Mallard Funding LLC

On January 7, 2022, Mallard Funding LLC (“Mallard Funding”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Loan and Servicing Agreement (the “Mallard Funding Loan and Servicing Agreement”), with Mallard Funding, as borrower, the Company, in its capacity as servicer and in its capacity as transferor, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, account bank and collateral custodian.

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

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt obligations outstanding on its Senior Secured Facility and SPV Financing Facilities as of June 30, 2022:

	June 30, 2022
	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound		£50,000	61,260	60,865	395	7/29/2022
British Pound		£4,000	5,425	4,869	556	7/29/2022
British Pound		£6,200	8,408	7,547	861	8/1/2022
Australian Dollar	A$	10,000	7,402	6,903	499	7/29/2022
European Euro		€111,000	116,166	116,322	(156)	7/29/2022
Total		181,200	198,661	196,506	2,155

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

The following table summarizes transactions in common shares of beneficial interest during the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Shares	Amount	Shares	Amount
Class S:
Proceeds from shares sold	3,908,397	$95,420	5,739,573	$140,783
Repurchase of common shares	(5,103)	(116)	(5,103)	(116)
Early repurchase deduction	—	2	—	2
Distributions reinvested	30,743	744	31,100	752
Net increase (decrease)	3,934,037	$96,050	5,765,570	$141,421
Class D:
Proceeds from shares sold	—	$—	—	$—
Repurchase of common shares	—	—	—	—
Early repurchase deduction	—	—	—	—
Distributions reinvested	—	—	—	—
Net increase (decrease)	—	$—	—	$—
Class I:
Proceeds from shares sold	13,227,259	$324,529	66,140,100	$1,645,464
Repurchase of common shares	(76,174)	(1,741)	(76,174)	(1,741)
Early repurchase deduction	—	34	—	34
Distributions reinvested	489,313	11,914	646,629	15,819
Net increase (decrease)	13,640,398	$334,736	66,710,555	$1,659,576
Total net increase (decrease)	17,574,435	$430,786	72,476,125	$1,800,997

Net Asset Value per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class S, Class D and Class I common shares during the six months ended June 30, 2022:

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2022	$25.04	$—	$25.04
February 28, 2022	24.74	—	24.74
March 31, 2022	24.71	—	24.71
April 30, 2022	24.63	—	24.63
May 31, 2022	23.72	—	23.72
June 30, 2022	22.87	22.87	22.87

The share price of Class D common shares as of June 30, 2022 was utilized as the purchase price for subscriptions into Class D on July 1, 2022. There were no Class D common shares outstanding as of June 30, 2022.

Distributions

The Board authorizes and declares monthly distribution amounts per share of Class S, Class D and Class I common shares. The following table presents distributions that were declared during the six months ended June 30, 2022:

			Class S Distributions		Class D Distributions		Class I Distributions
Declaration Date	Record Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2022	January 31, 2022	March 7, 2022	$—	$—	$—	$—	$0.1045	$2,744
February 28, 2022	February 28, 2022	April 1, 2022	0.1245	22	—	—	0.1408	6,096
March 29, 2022	March 31, 2022	April 29, 2022	0.1229	225	—	—	0.1408	7,472
April 21, 2022	April 30, 2022	May 26, 2022	0.1235	426	—	—	0.1408	8,388
May 20, 2022	May 31, 2022	June 28, 2022	0.1230	576	—	—	0.1408	9,105
June 22, 2022	June 30, 2022	July 28, 2022	0.1242	717	—	—	0.1408	9,391
			$0.6182	$1,966	$—	$—	$0.8085	$43,196

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

Through June 30, 2022, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2022:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.6182	$1,966	$—	$—	$0.7835	$42,539
Net realized gains	—	—	—	—	0.0083	218
Distributions in excess of net investment income	—	—	—	—	0.0167	439
	$0.6182	$1,966	$—	$—	$0.8085	$43,196

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

The following table further summarizes the share repurchases completed during the six months ended June 30, 2022:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased	Maximum number of shares that may yet be purchased under the repurchase plan
June 17, 2022	5.00%	$22.87	June 30, 2022	$1,821	81,278	0.11%	2,745,085

There were no share repurchases during the year ended December 31, 2021.

Note 7. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2022, the Company had the following unfunded commitments to its portfolio companies:

June 30, 2022
Unfunded revolver obligations, bridge loan and backstop commitments (1)	$244,774
Standby letters of credit issued and outstanding (2)	263
Unfunded delayed draw loan commitments (3)	172,424
Total Unfunded Commitments	$417,461
(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2022, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of June 30, 2022, the bridge loan and backstop commitments included in the balances was $194,525.
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

Organizational and Offering Costs

The Adviser agreed to bear all of the Company’s organization and offering expenses through the date on which the Company broke escrow for the initial offering of its common shares. The Company is obligated to reimburse the Adviser for such expenses incurred upon breaking escrow for our offering. The total organization and offering costs incurred through June 30, 2022 were $2,940, which was recognized by the Company when it broke escrow for the initial offering of its common shares.

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

For the six months ended June 30, 2022, the Company purchased debt investments from the Financing Provider with an aggregate principal amount of $436 million (excluding unfunded revolvers and delayed draw positions of $0.2 million), at a purchase price of $412 million, resulting in an unrealized gain of approximately $3 million.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2022, management is not aware of any pending or threatened material litigation.

Note 8. Financial Highlights

The following are the financial highlights for the six months ended June 30, 2022:

	Six Months Ended June 30, 2022

	Class S (6)	Class I (7)
Per Share Data:
Net asset value at beginning of period	$25.04	$25.00
Net investment income (1)	0.74	0.90
Net unrealized and realized gains (losses) (2)	(2.29)	(2.22)
Net increase (decrease) in net assets resulting from operations	(1.55)	(1.32)
Distribution declared (3)	(0.62)	(0.81)
Net asset value at end of period	$22.87	$22.87

Total return (4)	(6.28)%	(5.42)%
Shares outstanding, end of period	5,765,570	66,710,555
Weighted average shares outstanding	3,222,046	53,195,843

Ratio/Supplemental Data
Net assets at end of period	$131,866	$1,525,759
Annualized ratio of net expenses to average net assets (5)	3.85%	2.50%
Annualized ratio of net investment income to average net assets (5)	7.39%	7.66%
Portfolio turnover rate	44.51%	44.51%
Asset coverage per unit (8)	1,879	1,879
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
(5)
For the six months ended June 30, 2022, amounts are annualized except for organizational costs and management fee and income based incentive fee waivers by the Adviser. For the six months ended June 30, 2022, the total operating expenses to average net assets were 2.69% and 2.62%, for Class S and Class I shares, respectively, prior to management fee waivers and expense support provided by the Adviser. Past performance is not a guarantee of future results. Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables.
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

July Financial Update and Dividend Declaration

On July 1, 2022, the Company issued and sold 5,192,475 shares (consisting of 4,174,343 Class I shares, 988,838 Class S shares, and 29,294 Class D shares at an offering price of $22.87 per share for the Class I, Class S, and Class D shares), and the Company received approximately $118.8 million as payment for such shares.

On July 25, 2022, the Company’s Board declared distributions of $0.1243 per Class S share, $0.1359 per Class D share, and $0.1408 per Class I share which is payable on August 29, 2022 to shareholders of record as of July 29, 2022.

August Subscriptions

The Company received approximately $76.2 million of net proceeds relating to the issuance of Class S shares, Class D shares, and Class I shares for subscriptions effective August 1, 2022.

SPV Financing Facilities

On July 7, 2022 (the “Closing Date”), Grouse Funding LLC (“Grouse Funding”), a Delaware limited liability company and newly formed subsidiary of Apollo Debt Solutions BDC, a Delaware statutory trust (the “Company” or “us”), entered into a Credit Agreement (the “Grouse Funding Secured Credit Facility”), with Grouse Funding, as borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent, State Street Bank and Trust Company, as collateral agent and collateral custodian, and Virtus Group, LP, as collateral administrator.

From time to time, the Company expects to sell and contribute certain investments to Grouse Funding pursuant to a Sale and Contribution Agreement, dated as of the Closing Date, by and between the Company and Grouse Funding. No gain or loss will be recognized as a result of the contribution. Proceeds from the Grouse Funding Secured Credit Facility will be used to finance the origination and acquisition of eligible assets by Grouse Funding, including the purchase of such assets from the Company. We retain a residual interest in assets contributed to or acquired by Grouse Funding through our ownership of Grouse Funding. The maximum principal amount of the Grouse Funding Secured Credit Facility as of the Closing Date is $250 million, which can be drawn in U.S. Dollars subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Grouse Funding’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

The Grouse Funding Secured Credit Facility provides for the ability to draw and redraw revolving loans under the Grouse Funding Secured Credit Facility for a period of up to three years after the Closing Date unless the commitments are terminated sooner as provided in the Grouse Funding Secured Credit Facility (the “Commitment Termination Date”). Unless otherwise terminated, the Grouse Funding Secured Credit Facility will mature on the date which is five years after the Closing Date (the “Final Maturity Date”). Prior to the Commitment Termination Date, proceeds received by Grouse Funding from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. Following the Commitment Termination Date but prior to the Final Maturity Date, proceeds received by Grouse Funding from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, as well as principal on outstanding borrowings in accordance with the terms of the Grouse Funding Secured Credit Facility, and the excess may be returned to the Company, subject to certain conditions. On the Final Maturity Date, Grouse Funding must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

Under the Grouse Funding Secured Credit Facility, Grouse Funding is permitted to borrow amounts in U.S. dollars. Amounts drawn under the Grouse Funding Secured Credit Facility will bear interest at Term SOFR plus a margin. Advances used to finance the purchase or origination of broadly syndicated loans under the Grouse Funding Secured Credit Facility initially bear interest at Term SOFR plus a spread of 2.40%, except that following the application of a rebate amount the spread on broadly syndicated loans shall be 1.85%. Advances used to finance the purchase or origination of bonds or loans that are not broadly syndicated loans, that in either case have an EBITDA of $100 million or above, under the Grouse Funding Secured Credit Facility initially bear interest at Term SOFR plus a spread of 2.15%. Advances used to finance the purchase or origination of any other eligible loans or bonds under the Grouse Funding Secured Credit Facility initially bear interest at Term SOFR plus a spread of 2.40%. The Grouse Funding Secured Credit Facility contains customary covenants, including certain limitations on the activities of Grouse Funding, including limitations on incurrence of incremental indebtedness, and customary events of default. The Grouse Funding Secured Credit Facility is secured by a perfected first priority security interest in the assets of Grouse Funding and on any payments received by Grouse Funding in respect of those assets. Assets pledged to the lenders under the Grouse Funding Secured Credit Facility will not be available to pay the debts of the Company.

Report of Independent Registered Public Accounting Firm

To the shareholders and Board of Trustees of Apollo Debt Solutions BDC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Apollo Debt Solutions BDC and subsidiaries (the “Company”) as of June 30, 2022, and the related consolidated statements of operations and changes in net assets for the three-month and six-month periods then ended, cash flows for the six-month period then ended, the financial highlights for the six-month period ended June 30, 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in accordance with accounting principles generally accepted in the United States of America.

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

August 12, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in "Risk Factors" in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31,2021 and Part II, Item 1A of and elsewhere in this Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements. The six months ended June 30, 2022 represents the period from January 7, 2022 (commencement of operations) to June 30, 2022.

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

Portfolio and Investment Activity

Our portfolio and investment activity during the three and six months ended June 30, 2022 was as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)*	2022	2022
Investments made in portfolio companies	$2,027,140	$5,066,734
Investments sold	(615,216)	(1,012,928)
Net activity before repaid investments	$1,411,924	$4,053,806
Investments repaid	(197,189)	(207,422)
Net investment activity	$1,214,735	$3,846,384

Portfolio companies at beginning of period	86	—
Number of new portfolio companies	69	173
Number of exited portfolio companies	(27)	(45)
Portfolio companies at end of period	128	128

Number of investments made in existing portfolio companies	19	—

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of June 30, 2022 was as follows:

June 30, 2022
Portfolio composition, at fair value:
First lien secured debt	98.1%
Unsecured debt	1.9%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	6.8%
Unsecured debt portfolio (2)	9.1%
Total portfolio (3)	6.9%
Interest rate type, at fair value:
Fixed rate amount	$0.1 billion
Floating rate amount	$3.6 billion
Fixed rate, as percentage of total	2.6%
Floating rate, as percentage of total	97.4%
Interest rate type, at amortized cost:
Fixed rate amount	$0.1 billion
Floating rate amount	$3.7 billion
Fixed rate, as percentage of total	2.9%
Floating rate, as percentage of total	97.1%
Weighted average spread over reference rate of all floating rate investments	5.0%

(1)
An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.
(2)
Exclusive of investments on non-accrual status. As of June 30, 2022 there were no investments on non-accrual status.
(3)
Inclusive of all income generating investments, non-income generating investments and investments on non-accrual status. As of June 30, 2022 there were no investments on non-accrual status.

Our Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action with respect to each portfolio company. Our Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•
assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;
•
periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•
comparisons to other companies in the portfolio company’s industry; and
•
review of monthly or quarterly financial statements and financial projections for portfolio companies.

As part of the monitoring process, our Adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Adviser rates the credit risk of all investments on a scale of 1 to 5. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The rating system is as follows:

Investment Rating	Description
1

Investments rated 1 involve the least amount of risk to our initial cost basis. The borrower is performing above expectations, and the trends and risk factors for this investment since origination or acquisition are generally favorable;

2

Investments rated 2 involve an acceptable level of risk that is similar to the risk at the time of origination or acquisition. The borrower is generally performing as expected and the risk factors are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a rating of 2;

3	Investments rated 3 involve a borrower performing below expectations and indicates that the loan’s risk has increased somewhat since origination or acquisition;

4

Investments rated 4 involve a borrower performing materially below expectations and indicates that the loan’s risk has increased materially since origination or acquisition. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due (but generally not more than 120 days past due); and

5

Investments rated 5 involve a borrower performing substantially below expectations and indicates that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans rated 5 are not anticipated to be repaid in full and we will reduce the fair market value of the loan to the amount we anticipate will be recovered.

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
Investment Ranking	Fair Value	Percentage	Fair Value	Percentage
(in thousands)
1	$10,255	0.3%	$—	0.0%
2	3,660,561	99.0%	—	0.0%
3	28,008	0.7%	—	0.0%
4	—	0.0%	—	0.0%
5	—	0.0%	—	0.0%
Total	$3,698,824	100.0%	$—	0.0%

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

In all cases, the level in the fair value hierarchy within which th3e fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. The level assigned to the investment valuations may not be indicative of the risk or liquidity associated with investing in such investments. Because of the inherent uncertainties of valuation, the values reflected in the consolidated financial statements may differ materially from the values that would be received upon an actual disposition of such investments.

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

Investment Income Recognition

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

PIK Income

The Fund may have loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Fund’s statement of operations. If at any point the Fund believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Fund’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Fund has not yet collected cash.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Fee Income

The Fund may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication fees as well as fees for managerial assistance rendered by the Fund to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of June 30, 2022, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

Results of Operations

On January 7, 2022, we commenced operations and accepted $657 million of subscriptions.

Operating results for the three and six months ended June 30, 2022 was as follows (dollar amounts in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Total investment income	$46.9	$67.1
Net expenses	12.5	16.8
Net investment income	34.4	50.3
Net unrealized appreciation (depreciation)	(122.3)	(135.4)
Net realized gain (loss)	(13.4)	(13.2)
Net increase (decrease) in net assets resulting from operations	$(101.3)	$(98.3)

* Totals may not foot due to rounding.

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income, was as follows (dollar amounts in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Investment Income
Interest income	$41.4	$60.7
Dividend income	0.0	0.0
PIK interest income	1.1	1.9
Other income	4.4	4.5
Total investment income	$46.9	$67.1

* Totals may not foot due to rounding.

For the three and six months ended June 30, 2022, total investment income was $46.9 million and $67.1 million, respectively, driven primarily by our initial deployment of capital. The size of our investment portfolio at fair value was $3.699 billion at June 30, 2022 and the weighted average yield on the debt and income producing portfolio at fair value was 7.69%.

Expenses

Expenses were as follows (dollar amounts in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Management fees	$5.9	$8.2
Performance-based incentive fees	3.4	4.7
Interest and other debt expenses	11.2	14.7
Organization costs	—	0.9
Offering costs	0.5	1.0
Directors' fees	0.1	0.2
Shareholder servicing fees	0.2	0.3
Administrative service expenses	0.6	1.2
Other general and administrative expenses	1.6	3.0
Total expenses	$23.5	$34.3
Management and performance-based incentive fees waived	(9.3)	(13.0)
Expense support	(1.8)	(4.4)
Net Expenses	$12.5	$16.8

* Totals may not foot due to rounding.

For the three and six months ended June 30, 2022, net expenses were $12.5 and $16.8 million, respectively, primarily attributable to interest and other debt expenses.

Interest and other debt expenses

For the three months ended June 30, 2022, interest and other debt expenses were driven by $1.2 billion of average borrowings under our existing and new credit facilities at a total annualized cost of debt of 3.7%.

For the six months ended June 30, 2022, interest and other debt expenses were driven by $0.8 billion of average borrowings under our existing and new credit facilities at a total annualized cost of debt of 3.9%.

Management fees

For the three and six months ended June 30, 2022, management fees were $5.9 million and $8.2 million, respectively. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. The Adviser has waived management fees through July 7, 2022.

Incentive fees

For the three and six months ended June 30, 2022, incentive fees were $3.4 million and $4.7 million, respectively. The Adviser has waived incentive fees through July 7, 2022.

Expense support

Furthermore, for the three and six months ended June 30, 2022, the Company received $1.8 million and $4.4 million, respectively, in expense support from the advisor. Such expenses may be subject to reimbursement from the Company in the future.

Net Realized Gain (Loss)

Net realized gain (loss) was comprised of the following (dollar amounts in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Non-controlled/non-affiliated investments	$(13.2)	$(13.5)
Foreign currency transactions	(1.0)	(0.8)
Foreign currency forward contracts	0.8	1.1
Net realized gains (losses)	$(13.4)	$(13.2)

* Totals may not foot due to rounding.

For the three and six months ended June 30, 2022, we recognized gross realized gains of $102.4 million and $105.6 million, respectively, and gross realized losses of $115.7 and $119.1 million, respectively, resulting in net realized losses of $13.5 million through our first six months of operations.

Net Unrealized Gain (Loss)

Net unrealized gain (loss) was comprised of the following (dollar amounts in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Non-controlled/non-affiliated investments	$(126.8)	$(140.1)
Foreign currency forward contracts	0.2	0.1
Foreign currency translations	4.3	4.6
Net unrealized gains (losses)	$(122.3)	$(135.4)

* Totals may not foot due to rounding.

For the six months ended June 30, 2022, we recognized gross unrealized gains on investments of $4.2 million and gross unrealized losses on investments of $144.3 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $126.8 million in our second quarter of operations, and unrealized losses of $140.1 million year-to-date.

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

As of June 30, 2022, we had two asset based leverage facilities and one revolving credit facility outstanding. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%.

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

Debt

See Note 5 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of June 30, 2022:

	Payments Due by Period*
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$1,306	$—	$—	$1,306	$—
SPV Financing Facilities	579	—	—	579	—
Total Debt Obligations	$1,885	$—	$—	$1,885	$—

* Totals may not foot due to rounding.

(1)
As of June 30, 2022, aggregate lender commitments under the Senior Secured Facility totaled $778.9 million of unused capacity.

Net Assets

See Note 6 to the consolidated financial statements for information on the Company’s common shares and related capital activities.

Distributions

The following table summarizes our distributions declared and payable for the six months ended June 30, 2022 (dollar amounts in thousands, except per share amounts):

			Class S Distributions		Class D Distributions		Class I Distributions
Declaration Date	Record Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2022	January 31, 2022	March 7, 2022	$—	$—	$—	$—	$0.1045	$2,744
February 28, 2022	February 28, 2022	April 1, 2022	0.1245	22	—	—	0.1408	6,096
March 29, 2022	March 31, 2022	April 29, 2022	0.1229	225	—	—	0.1408	7,472
April 21, 2022	April 30, 2022	May 26, 2022	0.1235	426	—	—	0.1408	8,388
May 20, 2022	May 31, 2022	June 28, 2022	0.1230	576	—	—	0.1408	9,105
June 22, 2022	June 30, 2022	July 28, 2022	0.1242	717	—	—	0.1408	9,391
			$0.6182	$1,966	$—	$—	$0.8085	$43,196

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2022:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.6182	$1,966	$—	$—	$0.7835	$42,539
Net realized gains	—	—	—	—	0.0083	218
Distributions in excess of net investment income	—	—	—	—	0.0167	439
	$0.6182	$1,966	$—	$—	$0.8085	$43,196

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2022, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $439.3 million.

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At June 30, 2022, management is not aware of any pending or threatened litigation.

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

Investment valuation risk

Because there is not a readily available market value for most of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by our Board of Trustees based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board of Trustees to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Notes 2 and 4 to our consolidated financial statements for the three and six months ended June 30, 2022, for more information relating to our investment valuation.

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

As of June 30, 2022, most of our debt portfolio investments bore interest at variable rates, which generally are LIBOR and SOFR based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, our Senior Secured Facility and SPV Financing Facilities bear interest at SOFR rates with no interest rate floors. As of June 30, 2022, all non-U.S. dollar LIBOR publications have been phased out. The phase out of a majority of the U.S. dollar publications is delayed until June 30, 2023. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities, or the cost of our borrowings. Please see “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies". Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities in our portfolio or the cost of our borrowings.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of June 30, 2022, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
(in millions)
Up 200 basis points	$16.4	$0.226
Up 100 basis points	8.1	0.112
Up 50 basis points	4.0	0.055
Down 50 basis points	(3.4)	(0.047)
Down 100 basis points	(6.6)	(0.091)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Refer to our Current Reports on Form 8-K filed with SEC on April 21, 2022, May 20, 2022, and June 22, 2022 for information about unregistered sales of our equity securities during the quarter.

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

Approximately 81,278 shares were repurchased during the three and six months ended June 30, 2022.

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
10.19

Amendment No. 1 to the Credit and Security Agreement, dated as of April 7, 2022, by and between Cardinal Funding LLC, a subsidiary of Apollo Debt Solutions BDC, with Citibank, N.A., as administrative agent (8)

10.20

Senior Credit Facility Agreement dated July 7, 2022, between Grouse Funding, as borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent, State Street Bank and Trust Company, as collateral agent and collateral custodian, and Virtus Group, LP, as collateral administrator. (9)

10.21	Sale and Contribution Agreement dated July 7, 2022, between Apollo Debt Solutions BDC, as seller, and Grouse Funding LLC, as purchaser. (10)
10.22

Non-Recourse Carveout Guaranty Agreement dated July 7, 2022, by Apollo Debt Solutions BDC in favor of (a) State Street Bank and Trust Company as collateral agent for and on behalf of the Secured Parties and (b) Goldman Sachs Bank USA as lender, administrative agent and calculation agent. (11)

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
(7)
Incorporated by reference to Exhibit (b) to the Company’s Registration Statement on Form N-2 (File No. 333-258155), filed on July 23, 2021.
(8)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 20, 2022.
(9)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 11, 2022.
(10)
Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on July 11, 2022.
(11)
Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on July 11, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Earl Hunt Earl Hunt	Chairperson, Chief Executive Officer and Trustee	August 12, 2022

/s/ Amit Joshi Amit Joshi	Chief Financial Officer	August 12, 2022