Form 10-Q
period 2022-09-30
Apollo Debt Solutions BDC
filed 2022-11-14
CIK 1837532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).

The number of shares of the Registrant’s Common Shares, $0.01 par value per share, outstanding as of November 14, 2022 was 9,780,936 Class S common shares, 125,998 Class D common shares and 81,160,386 Class I common shares. Common shares outstanding exclude November 1, 2022 subscriptions since the issuance price is not yet finalized at this time.

APOLLO DEBT SOLUTIONS BDC

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,”, “ADS,” “we,” “us,” and “our” refer to Apollo Debt Solutions BDC unless the context specifically states otherwise.

Item 1. Financial Statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost —$4,140,004 and $0 at September 30, 2022 and December 31, 2021, respectively)	$3,980,023	$—
Cash and cash equivalents	71,542	50
Foreign currencies (cost — $6,416 and $0 at September 30, 2022 and December 31, 2021, respectively)	6,455	—
Receivable for investments sold	168,247	—
Interest receivable	29,827	—
Expense reimbursement receivable	4,433	—
Deferred offering costs	544	—
Unrealized appreciation on foreign currency forward contracts	582	—
Other assets	1,242	—
Total assets	$4,262,895	$50

Liabilities
Debt	$2,046,163	$—
Payable for investments purchased	211,650	—
Payable for share repurchases (Note 6)	5,677	—
Distributions payable	11,889	—
Interest payable	7,622	—
Management and performance-based incentive fees payable	7,561	—
Accrued administrative services expense payable	1,829	—
Other liabilities and accrued expenses	11,631	—
Total Liabilities	$2,304,022	$—
Commitments and contingencies (Note 7)
Total Net Assets	$1,958,873	$50

Net Assets
Common shares, $0.01 par value (85,297,963 and 2,000 shares issued and outstanding, respectively)	$853	$—
Capital in excess of par value	2,019,041	50
Accumulated distributed earnings (losses)	(61,021)	—
Total Net Assets	$1,958,873	$50

Net Asset Value Per Share
Class S Shares:
Net assets	$206,790	$—
Common shares outstanding ($0.01 par value, unlimited shares authorized)	9,004,550	—
Net asset value per share	$22.97	$—
Class D Shares:
Net assets	$2,773	$—
Common shares outstanding ($0.01 par value, unlimited shares authorized)	120,735	—
Net asset value per share	$22.97	$—
Class I Shares:
Net assets	$1,749,313	$50
Common shares outstanding ($0.01 par value, unlimited shares authorized)	76,172,677	2,000
Net asset value per share	$22.97	$25.00

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2022
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$73,654	$134,369
Payment-in-kind interest income	1,679	3,627
Dividend income	—	15
Other income	3,135	7,601
Total Investment Income	$78,468	$145,612
Operating Expenses
Management fees	$5,979	$14,209
Performance-based incentive fees	5,884	10,625
Interest and other debt expenses	22,956	37,642
Organization costs	—	934
Offering costs	506	1,462
Directors' fees	113	326
Shareholder servicing fees	391	665
Administrative service expenses	632	1,829
Other general and administrative expenses	1,597	4,619
Total expenses	38,058	72,311
Management and performance-based incentive fees waived	(752)	(13,723)
Expense support	—	(4,433)
Net Expenses	$37,306	$54,155
Net Investment Income	$41,162	$91,457
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(4,092)	$(17,549)
Foreign currency transactions	4,008	3,247
Foreign currency forward contracts	1,076	2,129
Net realized gains (losses)	992	(12,173)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(19,885)	(159,982)
Foreign currency forward contracts	482	582
Foreign currency translations	14,488	19,095
Net unrealized gains (losses)	(4,915)	(140,305)
Net Realized and Change in Unrealized Gains (Losses)	$(3,923)	$(152,478)
Net Increase (Decrease) in Net Assets Resulting from Operations	$37,239	$(61,021)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2022
Operations
Net investment income	$41,162	$91,457
Net realized gains (losses)	992	(12,173)
Net change in unrealized gains (losses)	(4,915)	(140,305)
Net Increase (Decrease) in Net Assets Resulting from Operations	$37,239	$(61,021)

Distributions to Stockholders
Class S	$(2,911)	$(4,876)
Class D	(27)	(27)
Class I	(31,150)	(74,347)
Net Decrease in Net Assets Resulting from Distributions to Stockholders	$(34,088)	$(79,250)

Capital Share Transactions
Class S:
Proceeds from shares sold	$74,030	$214,812
Repurchase of common shares, net of early repurchase deduction	(48)	(162)
Distributions reinvested	1,495	2,248
Class D:
Proceeds from shares sold	2,817	2,817
Repurchase of common shares, net of early repurchase deduction	—	—
Distributions reinvested	7	7
Class I:
Proceeds from shares sold	210,157	1,855,621
Repurchase of common shares, net of early repurchase deduction	(5,629)	(7,336)
Distributions reinvested	15,268	31,087
Net Increase (Decrease) from Capital Share Transactions	$298,097	$2,099,094

Net Assets
Total increase (decrease) in net assets during the period	301,248	1,958,823
Net Assets, beginning of period	1,657,625	50
Net Assets at End of Period	$1,958,873	$1,958,873

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands, except share and per share data)

Nine Months Ended
September 30,
2022
Operating Activities
Net increase (decrease) in net assets resulting from operations	$(61,021)
Net realized (gain) loss on investments	17,549
Net change in unrealized (gains) losses on investments	159,982
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(582)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(19,095)
Payment-in-kind interest capitalized	(3,627)
Net accretion of discount and amortization of premium	(3,221)
Amortization of deferred financing costs	2,693
Amortization of offering costs	1,462
Purchases of investments	(5,826,781)
Proceeds from sale of investments and principal repayments	1,674,871
Changes in operating assets and liabilities:
Interest receivable	(29,827)
Receivable for investments sold	(168,247)
Expense reimbursement receivable	(4,433)
Other assets	(1,242)
Payable for investments purchased	211,650
Management and performance-based incentive fees payable	7,561
Accrued administrative services expense payable	1,829
Interest payable	7,622
Other liabilities and accrued expenses	11,631
Net Cash Used in/Provided by Operating Activities	$(4,021,226)

Financing Activities
Issuances of debt	$3,770,462
Payments of debt	(1,683,910)
Financing costs paid and deferred	(22,823)
Proceeds from issuance of common shares	2,073,250
Repurchased shares, net of early repurchase deduction paid	(1,821)
Distributions paid	(34,019)
Offering costs paid and deferred	(2,006)
Net Cash Used in/Provided by Financing Activities	$4,099,133

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash and cash equivalents and foreign currencies during the period	$77,907
Effect of foreign exchange rate changes on cash and cash equivalents	40
Cash, cash equivalents and foreign curencies at beginning of period	50
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$77,997

Supplemental Disclosure and Non-Cash Information
Cash interest paid	$27,327
Distributions payable	$11,889
Reinvestment of distributions during the period	$33,342
PIK income	$3,627

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2022

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (12)	Cost (27)	Fair Value (1)(28)

Aerospace & Defense
MRO Holdings, Inc.
MRO Holdings, Inc.	First Lien Secured Debt	L+625, 0.50% Floor	12/18/2028	$5,000	$5,000	$4,950	(4)(8)(14)
Ontic
Bleriot US Bidco Inc.	First Lien Secured Debt	L+400, 0.00% Floor	10/30/2026	8,904	8,874	8,637	(14)
	First Lien Secured Debt	S+450, 0.00% Floor	10/30/2026	4,500	4,275	4,309	(17)
					13,149	12,946
Vertex Aerospace Services Corp.
Vertex Aerospace Services Corp.	First Lien Secured Debt	L+375, 0.75% Floor	12/6/2028	23,125	23,193	22,508	(14)
		Total Aerospace & Defense			$41,342	$40,404

Asset Backed Securities
Roaring Fork III-B, LLC
Roaring Fork III-B, LLC	First Lien Secured Debt	S+540, 0.00% Floor	7/16/2026	$48,000	$25,695	$25,438	(4)(8)(9) (11)(17)(26)
	First Lien Secured Debt	S+525, 0.00% Floor	7/16/2026	2,000	2,000	1,971	(4)(8)(9) (17)
					27,695	27,409
		Total Asset Backed Securities			$27,695	$27,409

Auto Components
Mavis Tire Express Services
Mavis Tire Express Services Corp.	First Lien Secured Debt	S+400, 0.75% Floor	5/4/2028	$30,691	$30,697	$28,849	(17)
Truck Hero, Inc.
Truck Hero, Inc.	First Lien Secured Debt	L+350, 0.75% Floor	1/31/2028	25,307	25,122	22,080	(14)
		Total Auto Components			$55,819	$50,929

Biotechnology
Azurity Pharmaceuticals, Inc.
Azurity Pharmaceuticals, Inc.	First Lien Secured Debt	L+600, 0.75% Floor	9/20/2027	$38,462	$37,488	$36,635	(4)(14)
		Total Biotechnology			$37,488	$36,635

Building Products
Cornerstone Building Brands
Cornerstone Building Brands, Inc.	First Lien Secured Debt	S+563, 0.50% Floor	8/1/2028	$56,525	$55,930	$52,003	(17)
Oldcastle Building
Oscar Acquisitionco, LLC	First Lien Secured Debt	S+450, 0.50% Floor	4/29/2029	16,000	15,465	14,620	(17)
US LBM
LBM Acquisition, LLC	First Lien Secured Debt	L+375, 0.75% Floor	12/17/2027	43,498	43,112	38,395	(14)
		Total Building Products			$114,507	$105,018

Capital Markets
Arrowhead Engineered Products Inc.
Arrowhead Holdco Company	First Lien Secured Debt	L+450, 0.75% Floor	8/31/2028	$9,950	$9,950	$9,751	(4)(14)
Edelman Financial Services
The Edelman Financial Engines Centre, LLC	First Lien Secured Debt	L+350, 0.75% Floor	4/7/2028	39,673	39,673	36,433	(14)
		Total Capital Markets			$49,623	$46,184

See notes to consolidated financial statements

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (12)	Cost (27)	Fair Value (1)(28)
Chemicals
AOC
LSF11 A5 HoldCo LLC	First Lien Secured Debt	S+350, 0.50% Floor	10/15/2028	$20,905	$20,906	$19,468	(17)
Heubach
SK Neptune Husky Group Sarl	First Lien Secured Debt	S+500, 0.50% Floor	1/3/2029	10,000	9,946	8,350	(8)(17)
Solenis
Cheever Escrow Issuer, LLC	First Lien Secured Debt - Corporate Bond	7.13%	10/1/2027	3,000	2,970	2,725
Olympus Water US Holding Corporation	First Lien Secured Debt	S+450, 0.50% Floor	11/9/2028	13,510	13,303	12,539	(10)(14) (17)
	First Lien Secured Debt	L+375, 0.50% Floor	11/9/2028	13,177	12,963	12,057
					29,236	27,321
W.R. Grace Holdings LLC
W.R. Grace Holdings LLC	First Lien Secured Debt	L+375, 0.50% Floor	9/22/2028	5,997	5,993	5,645	(14)
		Total Chemicals			$66,081	$60,784

Commercial Services & Supplies
Allied Universal
Allied Universal Holdco LLC	First Lien Secured Debt	L+375, 0.50% Floor	5/12/2028	$15,823	$15,279	$13,928	(14)
Beeline
IQN Holding Corp.	First Lien Secured Debt	S+550, 0.75% Floor	5/2/2029	74,866	61,444	60,532	(4)(11)(17) (26)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	5/2/2028	5,134	(48)	(103)	(4)(5)(11) (26)
					61,396	60,429
Garda World Security Corporation
Garda World Security Corporation	First Lien Secured Debt	L+425, 0.00% Floor	10/30/2026	20,543	20,566	19,387	(8)(14)
	First Lien Secured Debt	S+425, 0.00% Floor	2/1/2029	14,456	14,322	13,408	(8)(17)
					34,888	32,795
HKA
Mount Olympus Bidco Limited	First Lien Secured Debt	S+575, 0.00% Floor	9/8/2029	18,465	13,280	13,304	(4)(8)(9) (18)(26)
LABL, Inc.
LABL, Inc.	First Lien Secured Debt	L+500, 0.50% Floor	10/29/2028	40,756	40,975	36,834	(14)
Liberty Tire Recycling
LTR Intermediate Holdings, Inc.	First Lien Secured Debt	L+450, 1.00% Floor	5/5/2028	9,145	9,098	8,345	(14)
Profile Products LLC
Profile Products LLC	First Lien Secured Debt	L+550, 0.75% Floor	11/12/2027	4,975	4,975	4,975	(4)(14)
Public Partnerships, LLC
PPL Acquisition LLC	First Lien Secured Debt	S+625, 0.75% Floor	7/1/2028	8,891	8,670	8,714	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+625, 0.75% Floor	7/1/2028	1,000	(19)	(20)	(4)(5)(9) (11)(26)
PPL Equity LP	Preferred Equity - Equity Unit	N/A	N/A	50,000 Shares	50	50	(4)(9)
	Preferred Equity - Preferred Stocks	N/A	N/A	50,000 Shares	50	50	(4)(9)
					8,751	8,794
R. R. Donnelley
R. R. Donnelley & Sons Company	First Lien Secured Debt	S+500, 0.50% Floor	11/1/2026	168,271	166,763	164,905	(4)(9)(17)
SAVATREE
CI (Quercus) Intermediate Holdings, LLC	First Lien Secured Debt	L+525, 0.75% Floor	10/12/2028	17,615	15,061	15,023	(4)(11)(14) (26)
	First Lien Secured Debt - Revolver	L+550, 0.75% Floor	10/12/2028	2,273	(51)	(41)	(4)(5)(11) (26)
					15,010	14,982
Tranzonic
TZ Buyer LLC	First Lien Secured Debt	S+600, 0.75% Floor	8/14/2028	9,344	7,347	7,342	(4)(17)(26)
	First Lien Secured Debt - Revolver	S+600, 0.75% Floor	8/14/2028	606	(15)	(15)	(4)(5)(11) (26)
TZ Parent LLC	Common Equity - Equity Unit	N/A	N/A	50 Shares	50	50	(4)(9)
					7,382	7,377

See notes to consolidated financial statements

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (12)	Cost (27)	Fair Value (1)(28)
TravelCenters of America Inc
TravelCenters of America Inc	First Lien Secured Debt	L+600, 1.00% Floor	12/14/2027	19,650	19,837	19,945	(4)(8)(14)
United Site Services
PECF USS Intermediate Holding III Corporation	First Lien Secured Debt	L+425, 0.50% Floor	12/15/2028	25,309	26,173	21,703	(14)
Version 1
Investment Company 24 Bidco Limited	First Lien Secured Debt	SONIA+575, 0.00% Floor	7/11/2029	£6,559	7,610	7,140	(3)(4)(8) (9)(19)
	First Lien Secured Debt	E+575, 0.00% Floor	7/11/2029	€5,406	3,916	3,816	(3)(4)(8) (9)(22)(26)
					11,526	10,956
		Total Commercial Services & Supplies			$435,333	$419,272

Communications Equipment
Mitel Networks
MLN US Holdco LLC	First Lien Secured Debt	L+450, 0.00% Floor	11/30/2025	$40,592	$39,726	$36,736	(4)(8)(14)
Ufinet
Zacapa S.a r.l.	First Lien Secured Debt	S+425, 0.50% Floor	3/22/2029	20,897	20,811	19,878	(8)(18)
		Total Communications Equipment			$60,537	$56,614

Construction & Engineering
Keystone Acquisition Corp.
Keystone Acquisition Corp.	First Lien Secured Debt	L+575, 0.75% Floor	1/26/2029	$23,269	$19,580	$20,008	(4)(9)(11) (14)(26)
	First Lien Secured Debt - Revolver	L+575, 0.75% Floor	1/26/2028	1,630	(29)	—	(4)(9)(11) (26)
					19,551	20,008
Trench Plate Rental Co.
Trench Plate Rental Co.	First Lien Secured Debt	S+550, 1.00% Floor	12/3/2026	45,341	44,661	44,661	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	12/3/2026	4,545	1,415	1,409	(4)(9)(11) (17)(26)
Trench Safety Solutions Holdings, LLC	Common Equity - Equity Unit	N/A	N/A	331 Shares	50	44	(4)
					46,126	46,114
		Total Construction & Engineering			$65,677	$66,122

Consumer Finance
American Express GBT
GBT Group Services B.V.	First Lien Secured Debt	L+650, 1.00% Floor	12/2/2026	$25,000	$25,244	$24,875	(8)(14)
		Total Consumer Finance			$25,244	$24,875

Containers & Packaging
Berlin Packaging L.L.C.
Berlin Packaging L.L.C.	First Lien Secured Debt	L+375, 0.50% Floor	3/11/2028	$34,736	$34,733	$32,825	(14)
BOX Partners
Bp Purchaser LLC	First Lien Secured Debt	L+550, 0.75% Floor	12/11/2028	7,463	7,463	7,463	(4)(14)
Tekni-Plex
Trident TPI Holdings, Inc.	First Lien Secured Debt	L+400, 0.50% Floor	9/15/2028	35,998	34,389	32,572	(11)(14) (26)
		Total Containers & Packaging			$76,585	$72,860

Diversified Consumer Services
2U
2U, Inc.		L+575, 0.75% Floor	12/30/2024	$24,687	$24,242	$24,564	(4)(8)(14)
Houghton Mifflin
Houghton Mifflin Harcourt Company	First Lien Secured Debt	S+525, 0.50% Floor	4/9/2029	36,357	35,046	33,176	(17)
		Total Diversified Consumer Services			$59,288	$57,740

Diversified Financial Services
Acuity
Trident Bidco Limited		S+525, 0.00% Floor	6/7/2029	$61,619	$60,321	$60,079	(4)(8)(9) (18)
		Total Diversified Financial Services			$60,321	$60,079

See notes to consolidated financial statements

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (12)	Cost (27)	Fair Value (1)(28)
Diversified Telecommunication Services
ORBCOMM, Inc.
ORBCOMM, Inc.	First Lien Secured Debt	L+425, 0.75% Floor	9/1/2028	$4,015	$4,025	$3,687	(14)
		Total Diversified Telecommunication Services			$4,025	$3,687

Electric Utilities
Congruex Group LLC
Congruex Group LLC	First Lien Secured Debt	S+575, 0.75% Floor	5/3/2029	$29,925	$29,205	$29,177	(4)(9)(17)
		Total Electric Utilities			$29,205	$29,177

Electrical Equipment
Antylia Scientific
CPI Buyer, LLC	First Lien Secured Debt	L+550, 0.75% Floor	11/1/2028	$41,491	$33,426	$33,219	(4)(14)(26)
		L+550, 0.75% Floor	10/30/2026	3,346	—	(17)	(4)(5)(11) (26)
					33,426	33,202
		Total Electrical Equipment			$33,426	$33,202

Entertainment
Chernin Entertainment
Jewel Purchaser, Inc.	First Lien Secured Debt	S+550, 0.50% Floor	7/1/2027	$128,571	$125,446	$126,643	(4)(9)(17)
		Total Entertainment			$125,446	$126,643

Equity Real Estate Investment Trusts (REITs)
Oak View Group
OVG Business Services, LLC	First Lien Secured Debt	L+625, 1.00% Floor	11/20/2028	$7,463	$7,463	$7,239	(4)(14)
		Total Equity Real Estate Investment Trusts (REITs)			$7,463	$7,239

Financing
Transportation Insight
TI Intermediate Holdings LLC	First Lien Secured Debt	L+425, 1.00% Floor	12/18/2024	$7,462	$7,462	$7,388	(4)(14)
		Total Financing			$7,462	$7,388

Food & Staples Retailing
Rise and Brill
Ultimate Baked Goods Midco LLC	First Lien Secured Debt	L+650, 1.00% Floor	8/13/2027	$8,321	$8,073	$8,021	(4)(9)(14)
		L+650, 1.00% Floor	8/13/2027	1,016	668	675	(4)(9)(11) (14)(26)
					8,741	8,696
		Total Food & Staples Retailing			$8,741	$8,696

Food Products
Tate & Lyle
Primary Products Finance LLC	First Lien Secured Debt	S+400, 0.50% Floor	4/1/2029	$28,185	$28,261	$27,251	(17)
		Total Food Products			$28,261	$27,251

Health Care Equipment & Supplies
Bausch Health
Bausch + Lomb Corporation	First Lien Secured Debt	S+325, 0.50% Floor	5/10/2027	$4,988	$4,707	$4,645	(8)(17)
Embecta Corp.
Embecta Corp.	First Lien Secured Debt - Corporate Bond	5.00%	2/15/2030	7,500	6,842	6,452
Treace Medical Concepts, Inc.
Treace Medical Concepts, Inc.	First Lien Secured Debt	S+600, 1.00% Floor	4/1/2027	17,500	7,258	7,117	(4)(8)(9) (16)(26)
	First Lien Secured Debt - Revolver	S+400, 1.00% Floor	4/1/2027	1,500	200	178	(4)(8)(9) (11)(16)(26)
					7,458	7,295
		Total Health Care Equipment & Supplies			$19,007	$18,392

See notes to consolidated financial statements

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (12)	Cost (27)	Fair Value (1)(28)
Health Care Providers & Services
Advarra Holdings, Inc.
Advarra Holdings, Inc.	First Lien Secured Debt	S+575, 0.75% Floor	8/24/2029	$200,000	$180,043	$179,924	(4)(11)(17) (26)
Affordable Care
ACI Group Holdings, Inc.	First Lien Secured Debt	L+550, 0.75% Floor	8/2/2028	4,975	4,975	4,900	(4)(14)
Athenahealth
Athenahealth Group Inc.	First Lien Secured Debt	S+350, 0.50% Floor	2/15/2029	50,641	41,848	38,190	(11)(17) (26)
Coretrust Purchasing Group LLC (HPG Enterprises
Coretrust Purchasing Group LLC	First Lien Secured Debt	S+675, 0.75% Floor	9/30/2029	37,263	31,480	31,409	(4)(11)(16) (26)
	First Lien Secured Debt - Revolver	S+675, 0.75% Floor	9/30/2029	4,737	(142)	(142)	(4)(5)(11) (26)
					31,338	31,267
Dental Care Alliance
DCA Investment Holding LLC	First Lien Secured Debt	S+600, 0.75% Floor	4/3/2028	2,486	2,486	2,486	(4)(17)
Eating Recovery Center
ERC Topco Holdings, LLC	First Lien Secured Debt	L+550, 0.75% Floor	11/10/2028	41,716	36,763	36,738	(4)(11)(14) (26)
	First Lien Secured Debt - Revolver	L+550, 0.75% Floor	11/10/2027	3,195	—	(16)	(4)(5)(11) (26)
					36,763	36,722
ExamWorks
Electron BidCo Inc.	First Lien Secured Debt	L+300, 0.50% Floor	11/1/2028	7,945	7,921	7,564	(14)
Gateway US Holdings, Inc.
Gateway US Holdings, Inc.	First Lien Secured Debt	S+550, 0.75% Floor	9/22/2026	83,630	79,467	78,973	(4)(11)(17) (26)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	9/22/2026	2,629	1,425	1,407	(4)(11)(17) (26)
					80,892	80,380
Medical Solutions Holdings, Inc.
Medical Solutions Holdings, Inc.	First Lien Secured Debt	L+350, 0.50% Floor	11/1/2028	8,928	7,705	7,311	(11)(14) (26)
Smile Brands Inc.
Smile Brands Inc.	First Lien Secured Debt	L+475, 1.00% Floor	10/12/2024	7,462	7,462	7,388	(4)(14)
Thrive Pet Healthcare
Pathway Vet Alliance LLC	First Lien Secured Debt	L+375, 0.00% Floor	3/31/2027	29,282	29,235	25,951	(14)
Tivity Health, Inc.
Tivity Health, Inc.	First Lien Secured Debt	S+600, 0.75% Floor	6/28/2029	115,000	113,324	113,275	(4)(9)(17)
		Total Health Care Providers & Services			$543,992	$535,358

Health Care Technology
eResearchTechnology, Inc.
eResearchTechnology, Inc.	First Lien Secured Debt	L+450, 1.00% Floor	2/4/2027	$25,712	$25,417	$24,025	(14)
Verscend
Verscend Holding Corp.		L+400, 0.00% Floor	8/27/2025	9,924	9,857	9,638	(14)
		Total Health Care Technology			$35,274	$33,663

Hotels, Restaurants & Leisure
Fertitta Entertainment LLC/NV
Fertitta Entertainment LLC/NV	First Lien Secured Debt	S+400, 0.50% Floor	1/27/2029	$18,214	$18,281	$16,943	(17)
		Total Hotels, Restaurants & Leisure			$18,281	$16,943

See notes to consolidated financial statements

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (12)	Cost (27)	Fair Value (1)(28)
Household Durables
Ergotron
Ergotron Acquisition, LLC	First Lien Secured Debt	S+575, 0.75% Floor	7/6/2028	$9,950	$9,757	$9,751	(4)(17)
Ergotron Investments, LLC	Common Equity - Equity Unit	N/A	N/A	500 Shares	50	50	(4)
					9,807	9,801
		Total Household Durables			$9,807	$9,801

Household Products
Advantice Health
Jazz AH Holdco, LLC	First Lien Secured Debt	S+500, 0.75% Floor	4/3/2028	$9,200	$7,201	$7,016	(4)(11)(17) (26)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	4/3/2028	800	286	284	(4)(11)(17) (26)
					7,487	7,300
Vita Global
Vita Global FinCo Limited		SONIA+700, 0.00% Floor	7/6/2027	£17,857	24,165	19,540	(3)(4)(8) (19)
		Total Household Products			$31,652	$26,840

Insurance
Alera Group, Inc.
Alera Group, Inc.	First Lien Secured Debt	S+650, 0.75% Floor	10/2/2028	$52,971	$25,200	$25,246	(4)(9)(11) (17)(26)
	First Lien Secured Debt	S+600, 0.75% Floor	10/2/2028	3,677	3,584	3,603	(4)(9)
					28,784	28,849
Alliant Holdings Intermediate, LLC
Alliant Holdings Intermediate, LLC		L+350, 0.50% Floor	11/5/2027	14,082	13,957	13,369	(14)
Asurion
Asurion, LLC	First Lien Secured Debt	L+325, 0.00% Floor	12/23/2026	15,433	15,345	13,144	(14)
	First Lien Secured Debt	L+325, 0.00% Floor	7/31/2027	11,164	11,152	9,434	(14)
					26,497	22,578
Patriot Growth Insurance Services, LLC
Patriot Growth Insurance Services, LLC	First Lien Secured Debt	L+550, 0.75% Floor	10/16/2028	32,551	28,692	28,835	(4)(11)(14) (26)
	First Lien Secured Debt - Revolver	L+550, 0.75% Floor	10/16/2028	2,311	—	—	(4)(11)(26)
					28,692	28,835
Risk Strategies
RSC Acquisition Inc	First Lien Secured Debt	S+550, 0.75% Floor	10/30/2026	27,000	5,024	5,014	(4)(11)(17) (26)
		Total Insurance			$102,954	$98,645

Internet & Direct Marketing Retail
Delivery Hero
Delivery Hero Finco Germany GmbH	First Lien Secured Debt	E+575, 0.00% Floor	8/12/2027	€79,000	$81,766	$75,101	(3)(4)(8) (9)(21)
Delivery Hero Finco LLC	First Lien Secured Debt	S+575, 0.50% Floor	8/12/2027	17,915	17,543	17,019	(8)(9)(17)
					99,309	92,120
Stamps.com
Auctane, Inc.	First Lien Secured Debt	L+575, 0.75% Floor	10/5/2028	32,338	31,774	32,338	(4)(9)(14)
		Total Internet & Direct Marketing Retail			$131,083	$124,458

IT Services
Anaplan, Inc.
Anaplan, Inc.	First Lien Secured Debt	S+650, 0.75% Floor	6/21/2029	$146,692	$143,837	$143,758	(4)(17)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	6/21/2028	9,073	(173)	(181)	(4)(5)(11) (26)
					143,664	143,577
Peraton Corp.
Peraton Corp.	First Lien Secured Debt	L+375, 0.75% Floor	2/1/2028	40,278	40,258	38,256	(14)
Virtusa
Virtusa Corporation	First Lien Secured Debt	S+375, 0.75% Floor	2/15/2029	18,594	18,426	17,455	(17)
		Total IT Services			$202,348	$199,288

See notes to consolidated financial statements

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (12)	Cost (27)	Fair Value (1)(28)
Machinery
Charter Next Generation, Inc.
Charter Next Generation, Inc.	First Lien Secured Debt	L+375, 0.75% Floor	12/1/2027	$27,888	$27,944	$26,523	(14)
Duravant
Engineered Machinery Holdings, Inc.	First Lien Secured Debt	L+375, 0.75% Floor	5/19/2028	3,032	3,034	2,918	(14)
Pro Mach Group, Inc.
Pro Mach Group, Inc.	First Lien Secured Debt	L+400, 1.00% Floor	8/31/2028	40,077	40,044	38,273	(14)
Safe Fleet Holdings LLC
Safe Fleet Holdings LLC	First Lien Secured Debt	S+500, 0.50% Floor	2/23/2029	6,484	6,289	6,273	(17)
SPX Flow, Inc.
SPX Flow, Inc.	First Lien Secured Debt	S+450, 0.50% Floor	4/5/2029	1,744	1,670	1,621	(17)
	Unsecured Debt - Corporate Bond	8.75%	4/1/2030	12,500	11,923	9,734
					13,593	11,355
		Total Machinery			$90,904	$85,342

Media
Advantage Sales
Advantage Sales & Marketing Inc.	First Lien Secured Debt	L+450, 0.75% Floor	10/28/2027	$30,060	$30,139	$26,866	(8)(14)
American Media
Accelerate360 Holdings, LLC	First Lien Secured Debt	S+550, 1.00% Floor	2/11/2027	87,012	87,012	87,012	(4)(9)(17)
		S+550, 1.00% Floor	2/11/2027	26,908	15,696	15,696	(4)(9)(11) (17)(26)
					102,708	102,708
Associations Inc.
Associations Inc.	First Lien Secured Debt	S+400 Cash plus 2.50% PIK	7/2/2027	9,636	9,544	9,636	(4)(16)(17)
	First Lien Secured Debt	S+650 Cash plus 2.50% PIK	7/2/2027	5,243	5,192	5,243	(4)(16)
	First Lien Secured Debt	L+400 Cash plus 2.50% PIK	7/2/2027	1,222	1,211	1,222	(4)(14)
					15,947	16,101
Astound Broadband
Radiate Holdco, LLC	First Lien Secured Debt	L+325, 0.75% Floor	9/25/2026	2,140	2,116	1,985	(14)
Charter Communications
CCO Holdings LLC / CCO Holdings Capital Corp	Unsecured Debt - Corporate Bond	4.75%	2/1/2032	10,500	9,374	8,185
Concord Music
Concord Special Purpose Acquisition Company, LLC	First Lien Secured Debt	L+550, 0.75% Floor	4/22/2026	70,000	59,394	59,394	(4)(11)(14) (26)
Gannett Co., Inc.
Gannett Holdings, LLC	First Lien Secured Debt	L+500, 0.50% Floor	10/15/2026	68,506	68,287	68,077	(8)(13)
	First Lien Secured Debt - Corporate Bond	6.00%	11/1/2026	8,500	6,604	6,566	(8)
					74,891	74,643
Material Holdings, LLC
Material Holdings, LLC	First Lien Secured Debt	L+575, 0.75% Floor	8/19/2027	7,462	7,462	7,350	(4)(14)
McGraw Hill
McGraw-Hill Education, Inc.	First Lien Secured Debt	L+475, 0.50% Floor	7/28/2028	41,080	40,498	37,909	(14)
		Total Media			$342,529	$335,141

Paper & Forest Products
Ahlstrom-Munksjö
Ahlstrom-Munksjo Holding 3 Oy	First Lien Secured Debt	L+375, 0.75% Floor	2/4/2028	$22,516	$22,504	$20,921	(8)(14)
		Total Paper & Forest Products			$22,504	$20,921

See notes to consolidated financial statements

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date		Par/Shares (12)	Cost (27)	Fair Value (1)(28)
Personal Products
Greencross
Vermont Aus Pty Ltd	First Lien Secured Debt	S+565, 0.75% Floor	3/23/2028		$103,298	$100,893	$99,166	(4)(8)(9) (17)
		BBSW+575, 0.75% Floor	3/23/2028	A$	9,950	7,209	6,142	(3)(4)(8) (9)(20)
						108,102	105,308
Heat Makes Sense Shared Services, LLC
Heat Makes Sense Shared Services, LLC		S+550, 0.75% Floor	7/1/2029		8,333	8,167	8,163	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	7/1/2028		1,617	486	484	(4)(9)(11) (17)(26)
Ishtar Co-Invest-B LP		N/A	N/A		39	39	39	(4)(9)
Oshun Co-Invest-B LP	Common Equity - Stock	N/A	N/A		11,111 Shares	11	11	(4)(9)
						8,703	8,697
VFS Global
Speed Midco 3 S.A R.L.	First Lien Secured Debt	E+700, 0.00% Floor	5/16/2029		€111,776	114,064	108,177	(3)(4)(8) (9)(22)
	First Lien Secured Debt	SONIA+750, 0.00% Floor	5/16/2029		£22,059	26,509	24,323	(3)(4)(8) (9)(19)
						140,573	132,500
		Total Personal Products				$257,378	$246,505

Pharmaceuticals
Bausch Health
Bausch Health Companies Inc.	First Lien Secured Debt	S+525, 0.50% Floor	2/1/2027		$42,466	$40,638	$32,793	(8)(17)
Galderma
Sunshine Luxembourg VII SARL	First Lien Secured Debt	L+375, 0.75% Floor	10/1/2026		11,908	11,689	11,104	(8)(15)
		Total Pharmaceuticals				$52,327	$43,897

Professional Services
Kroll
Deerfield Dakota Holding, LLC	First Lien Secured Debt	S+375, 1.00% Floor	4/9/2027		$27,377	$27,394	$25,820	(17)
		Total Professional Services				$27,394	$25,820

Real Estate Management & Development
Polyphase Elevator Holding Company
Polyphase Elevator Holding Company	First Lien Secured Debt	L+550, 1.00% Floor	6/23/2027		$3,482	$3,482	$3,482	(4)(14)
Pritchard Industries, LLC
Pritchard Industries, LLC	First Lien Secured Debt	L+550, 0.75% Floor	10/13/2027		6,467	6,467	6,338	(4)(14)
WeWork Companies LLC
WeWork Companies LLC		S+650, 0.75% Floor	11/30/2023		100,000	99,533	99,500	(4)(8)(17)
		Total Real Estate Management & Development				$109,482	$109,320

Road & Rail
PODS, LLC
PODS, LLC	First Lien Secured Debt	L+300, 0.75% Floor	3/31/2028		$10,623	$10,634	$10,065	(14)
		Total Road & Rail				$10,634	$10,065

See notes to consolidated financial statements

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (12)	Cost (27)	Fair Value (1)(28)
Software
Access Group
Armstrong Bidco Limited	First Lien Secured Debt	SONIA+575, 0.00% Floor	6/28/2029	£42,000	$38,483	$35,411	(3)(4)(8) (11)(19)(26)
BMC Software
Boxer Parent Company Inc.	First Lien Secured Debt	L+375, 0.00% Floor	10/2/2025	26,339	26,347	25,013	(14)
Calabrio
AxiomSL Group, Inc.		L+600, 1.00% Floor	12/3/2027	15,592	14,250	14,636	(4)(11)(14) (26)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	12/3/2025	1,043	(34)	—	(4)(11)(26)
					14,216	14,636
Dcert Buyer, Inc.
Dcert Buyer, Inc.	First Lien Secured Debt	S+400, 0.00% Floor	10/16/2026	36,852	36,824	35,220	(16)
Flexera Software LLC
Flexera Software LLC	First Lien Secured Debt	L+375, 0.75% Floor	3/3/2028	30,566	30,609	29,229	(14)
Genesys Cloud
Greeneden U.S. Holdings II, LLC	First Lien Secured Debt	L+400, 0.75% Floor	12/1/2027	40,454	40,338	38,623	(14)
Imperva, Inc.
Imperva, Inc.	First Lien Secured Debt	L+400, 1.00% Floor	1/12/2026	47,910	47,899	40,843	(14)
Infoblox
Delta Topco, Inc.	First Lien Secured Debt	L+375, 0.75% Floor	12/1/2027	29,142	29,114	26,482	(14)
Medallia
Medallia, Inc.	First Lien Secured Debt	L+600 Cash plus 0.75% PIK	10/29/2028	35,960	35,163	35,780	(4)(9)(14)
Relativity ODA LLC
Relativity ODA LLC	First Lien Secured Debt	L+650 Cash plus 1.00% PIK	5/12/2027	27,827	26,799	26,575	(4)(14)
	First Lien Secured Debt - Revolver	L+650 Cash plus 1.00% PIK	5/12/2027	2,500	(62)	(112)	(4)(5)(11) (26)
					26,737	26,463
Solera, LLC
Polaris Newco, LLC	First Lien Secured Debt	L+400, 0.50% Floor	6/2/2028	50,070	50,140	46,329	(14)
Sovos Compliance, LLC
Sovos Compliance, LLC	First Lien Secured Debt	L+450, 0.50% Floor	8/11/2028	7,200	7,187	6,876	(14)
Tibco Software Inc.
TIBCO Software Inc.	First Lien Secured Debt	S+450, 0.50% Floor	3/30/2029	31,400	28,556	28,171	(17)
Wellsky
Project Ruby Ultimate Parent Corp.	First Lien Secured Debt	S+575, 0.75% Floor	3/10/2028	53,500	51,924	51,895	(4)(17)
		Total Software			$463,537	$440,971

Special Purpose Entity
48forty Solutions
Alpine Acquisition Corp II	First Lien Secured Debt	S+550, 1.00% Floor	11/30/2026	$7,481	$7,481	$7,444	(4)(17)
		Total Special Purpose Entity			$7,481	$7,444

See notes to consolidated financial statements

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date		Par/Shares (12)	Cost (27)	Fair Value (1)(28)
Specialty Retail
Carvana Co.
Carvana Co.	Unsecured Debt - Corporate Bond	10.25%	5/1/2030		$47,358	$47,316	$31,250	(8)
	Unsecured Debt - Corporate Bond	4.88%	9/1/2029		3,300	2,015	1,621	(8)
						49,331	32,871
Petco
Petco Health and Wellness Company, Inc.	First Lien Secured Debt	L+325, 0.75% Floor	3/3/2028		12,431	12,474	11,751	(8)(14)
PetSmart LLC
PetSmart LLC	First Lien Secured Debt	L+375, 0.75% Floor	2/11/2028		9,900	9,906	9,368	(8)(14)
		Total Specialty Retail				$71,711	$53,990

Technology Hardware, Storage & Peripherals
Forterro
Yellow Castle AB	First Lien Secured Debt	E+550, 0.00% Floor	7/7/2029		€18,247	$12,804	$12,332	(3)(4)(8) (22)(26)
	First Lien Secured Debt	SARON+550, 0.00% Floor	7/7/2029	₣	3,296	3,301	3,257	(3)(4)(8) (23)
	First Lien Secured Debt	STIBOR+550, 0.00% Floor	7/7/2029	kr	34,792	3,223	3,057	(3)(4)(8) (24)
						19,328	18,646
		Total Technology Hardware, Storage & Peripherals				$19,328	$18,646

Textiles, Apparel & Luxury Goods
Claire's Stores, Inc.
Claire's Stores, Inc.	First Lien Secured Debt	L+650, 0.00% Floor	12/18/2026		$12,049	$11,867	$11,487	(14)
Iconix Brand Group
IBG Borrower LLC	First Lien Secured Debt	S+600, 1.00% Floor	8/22/2029		70,000	41,743	41,731	(4)(9)(17) (26)
		Total Textiles, Apparel & Luxury Goods				$53,610	$53,218

Transportation Infrastructure
Alliance Ground International
AGI-CFI Holdings, Inc.		S+575, 0.75% Floor	6/11/2027		$9,975	$9,782	$9,825	(4)(17)
	First Lien Secured Debt	S+550, 0.75% Floor	6/11/2027		7,462	7,462	7,350	(4)
						17,244	17,175
Swissport Financing S.a r.l.
Radar Bidco S.a.r.l.	First Lien Secured Debt	E+725, 0.00% Floor	9/30/2027		€85,000	79,974	79,972	(3)(4)(8) (9)(22)
		Total Transportation Infrastructure				$97,218	$97,147

						$4,140,004	$3,980,023
State Street Institutional US Government Money Market Fund						4	4	(7)
		Total Investments After Cash Equivalents				$4,140,008	$3,980,027

See notes to consolidated financial statements

(1)
Fair value is determined in good faith by or under the direction of the Board of Trustees of the Company (See Note 2 to the consolidated financial statements).
(2)
Currently there are no differences for federal income tax purposes as it relates to unrealized gain and loss.
(3)
Par amount is denominated in USD unless otherwise noted, British Pound (“£”), Australian Dollar (“A$”), European Euro ("€"), Swedish Krona ("kr") and Swiss Franc ("₣").
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
(8)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2022, non-qualifying assets represented approximately 25.82% of the total assets of the Company.
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
(13)
The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2022 was 3.14%
(14)
The interest rate on these loans is subject to 3 months LIBOR, which as of September 30, 2022 was 3.75%
(15)
The interest rate on these loans is subject to 6 months LIBOR, which as of September 30, 2022 was 4.23%
(16)
The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2022 was 3.04%
(17)
The interest rate on these loans is subject to 3 months SOFR, which as of September 30, 2022 was 3.59%
(18)
The interest rate on these loans is subject to 6 months SOFR, which as of September 30, 2022 was 3.99%
(19)
The interest rate on these loans is subject to SONIA, which as of September 30, 2022 was 2.19%
(20)
The interest rate on these loans is subject to 3 months BBSW, which as of September 30, 2022 was 3.11%
(21)
The interest rate on these loans is subject to 3 months EURIBOR, which as of September 30, 2022 was 1.17%
(22)
The interest rate on these loans is subject to 6 months EURIBOR, which as of September 30, 2022 was 1.81%
(23)
The interest rate on these loans is subject to Swiss Average Rate Overnight (SARON), which as of September 30, 2022 was 0.44%
(24)
The interest rate on these loans is subject to 6 months Stockholm Interbank Offered Rate (STIBOR), which as of September 30, 2022 was 2.33%
(25)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of September 30, 2022, all of the company's investments were non-controlled, non-affiliated.

See notes to consolidated financial statements

(26)
As of September 30, 2022, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
Accelerate360 Holdings, LLC	$26,908	$15,696	$—	$11,212
Advarra Holdings, Inc.	16,576	—	—	16,576
Alera Group, Inc.	30,344	3,677	—	26,667
Anaplan, Inc.	9,073	—	—	9,073
Armstrong Bidco Limited	16,079	5,298	—	10,781
Athenahealth Group Inc.	7,355	—	—	7,355
AxiomSL Group, Inc.	2,000	—	—	2,000
CI (Quercus) Intermediate Holdings, LLC	4,545	—	—	4,545
Concord Special Purpose Acquisition Company, LLC	10,606	—	—	10,606
Coretrust Purchasing Group LLC	9,474	—	—	9,474
CPI Buyer, LLC	13,378	1,967	—	11,411
ERC Topco Holdings, LLC	8,148	—	—	8,148
Gateway US Holdings, Inc.	21,018	16,433	—	4,585
Heat Makes Sense Shared Services, LLC	1,616	517	—	1,099
IBG Borrower LLC	26,923	—	—	26,923
Investment Company 24 Bidco Limited	1,349	—	—	1,349
IQN Holding Corp.	17,968	—	—	17,968
Jazz AH Holdco, LLC	2,800	300	—	2,500
Keystone Acquisition Corp.	4,891	—	—	4,891
Medical Solutions Holdings, Inc.	1,237	—	—	1,237
Mount Olympus Bidco Limited	4,760	—	—	4,760
Patriot Growth Insurance Services, LLC	6,170	—	—	6,170
PPL Acquisition LLC	1,000	—	—	1,000
Relativity ODA LLC	2,500	—	—	2,500
Roaring Fork III-B, LLC	48,000	26,129	—	21,871
RSC Acquisition Inc	22,204	433	—	21,771
Safe Fleet Holdings LLC	6,484	6,484	—	—
TI Intermediate Holdings LLC	7,462	7,462	—	—
Treace Medical Concepts, Inc.	11,708	200	—	11,508
Trench Plate Rental Co.	4,545	1,477	266	2,802
Trident Bidco Limited	8,949	8,949	—	—
Trident TPI Holdings, Inc.	4,488	2,809	—	1,679
TZ Buyer LLC	2,374	—	—	2,374
Ultimate Baked Goods Midco LLC	1,016	711	114	191
Yellow Castle AB	8,277	3,173	—	5,104
Grand Total	$372,225	$101,715	$380	$270,130

See notes to consolidated financial statements

(27)
The following shows the composition of the Company’s portfolio at cost by investment type and industry as of September 30, 2022:

Industry	First Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total
Aerospace & Defense	$41,342	$—	$—	$—	$41,342
Asset Backed Securities	27,695	—	—	—	27,695
Auto Components	55,819	—	—	—	55,819
Biotechnology	37,488	—	—	—	37,488
Building Products	114,507	—	—	—	114,507
Capital Markets	49,623	—	—	—	49,623
Chemicals	66,081	—	—	—	66,081
Commercial Services & Supplies	435,183	—	100	50	435,333
Communications Equipment	60,537	—	—	—	60,537
Construction & Engineering	65,627	—	—	50	65,677
Consumer Finance	25,244	—	—	—	25,244
Containers & Packaging	76,585	—	—	—	76,585
Diversified Consumer Services	59,288	—	—	—	59,288
Diversified Financial Services	60,321	—	—	—	60,321
Diversified Telecommunication Services	4,025	—	—	—	4,025
Electric Utilities	29,205	—	—	—	29,205
Electrical Equipment	33,426	—	—	—	33,426
Entertainment	125,446	—	—	—	125,446
Equity Real Estate Investment Trusts (REITs)	7,463	—	—	—	7,463
Financing	7,462	—	—	—	7,462
Food & Staples Retailing	8,741	—	—	—	8,741
Food Products	28,261	—	—	—	28,261
Health Care Equipment & Supplies	19,007	—	—	—	19,007
Health Care Providers & Services	543,992	—	—	—	543,992
Health Care Technology	35,274	—	—	—	35,274
Hotels, Restaurants & Leisure	18,281	—	—	—	18,281
Household Durables	9,757	—	—	50	9,807
Household Products	31,652	—	—	—	31,652
IT Services	202,348	—	—	—	202,348
Insurance	102,954	—	—	—	102,954
Internet & Direct Marketing Retail	131,083	—	—	—	131,083
Machinery	78,981	11,923	—	—	90,904
Media	333,155	9,374	—	—	342,529
Paper & Forest Products	22,504	—	—	—	22,504
Personal Products	257,328	—	—	50	257,378
Pharmaceuticals	52,327	—	—	—	52,327
Professional Services	27,394	—	—	—	27,394
Real Estate Management & Development	109,482	—	—	—	109,482
Road & Rail	10,634	—	—	—	10,634
Software	463,537	—	—	—	463,537
Special Purpose Entity	7,481	—	—	—	7,481
Specialty Retail	22,380	49,331	—	—	71,711
Technology Hardware, Storage & Peripherals	19,328	—	—	—	19,328
Textiles, Apparel & Luxury Goods	53,610	—	—	—	53,610
Transportation Infrastructure	97,218	—	—	—	97,218
Total	$4,069,076	$70,628	$100	$200	$4,140,004

See notes to consolidated financial statements

(28)
The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of September 30, 2022:

Industry	First Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total	% of Net Assets
Aerospace & Defense	$40,404	$—	$—	$—	$40,404	2.1%
Asset Backed Securities	27,409	—	—	—	27,409	1.4%
Auto Components	50,929	—	—	—	50,929	2.6%
Biotechnology	36,635	—	—	—	36,635	1.9%
Building Products	105,018	—	—	—	105,018	5.4%
Capital Markets	46,184	—	—	—	46,184	2.4%
Chemicals	60,784	—	—	—	60,784	3.1%
Commercial Services & Supplies	419,122	—	100	50	419,272	21.4%
Communications Equipment	56,614	—	—	—	56,614	2.9%
Construction & Engineering	66,078	—	—	44	66,122	3.4%
Consumer Finance	24,875	—	—	—	24,875	1.3%
Containers & Packaging	72,860	—	—	—	72,860	3.7%
Diversified Consumer Services	57,740	—	—	—	57,740	2.9%
Diversified Financial Services	60,079	—	—	—	60,079	3.1%
Diversified Telecommunication Services	3,687	—	—	—	3,687	0.2%
Electric Utilities	29,177	—	—	—	29,177	1.5%
Electrical Equipment	33,202	—	—	—	33,202	1.7%
Entertainment	126,643	—	—	—	126,643	6.5%
Equity Real Estate Investment Trusts (REITs)	7,239	—	—	—	7,239	0.4%
Financing	7,388	—	—	—	7,388	0.4%
Food & Staples Retailing	8,696	—	—	—	8,696	0.4%
Food Products	27,251	—	—	—	27,251	1.4%
Health Care Equipment & Supplies	18,392	—	—	—	18,392	0.9%
Health Care Providers & Services	535,358	—	—	—	535,358	27.3%
Health Care Technology	33,663	—	—	—	33,663	1.7%
Hotels, Restaurants & Leisure	16,943	—	—	—	16,943	0.9%
Household Durables	9,751	—	—	50	9,801	0.5%
Household Products	26,840	—	—	—	26,840	1.4%
IT Services	199,288	—	—	—	199,288	10.2%
Insurance	98,645	—	—	—	98,645	5.0%
Internet & Direct Marketing Retail	124,458	—	—	—	124,458	6.4%
Machinery	75,608	9,734	—	—	85,342	4.4%
Media	326,956	8,185	—	—	335,141	17.1%
Paper & Forest Products	20,921	—	—	—	20,921	1.1%
Personal Products	246,455	—	—	50	246,505	12.6%
Pharmaceuticals	43,897	—	—	—	43,897	2.2%
Professional Services	25,820	—	—	—	25,820	1.3%
Real Estate Management & Development	109,320	—	—	—	109,320	5.6%
Road & Rail	10,065	—	—	—	10,065	0.5%
Software	440,971	—	—	—	440,971	22.5%
Special Purpose Entity	7,444	—	—	—	7,444	0.4%
Specialty Retail	21,119	32,871	—	—	53,990	2.8%
Technology Hardware, Storage & Peripherals	18,646	—	—	—	18,646	1.0%
Textiles, Apparel & Luxury Goods	53,218	—	—	—	53,218	2.7%
Transportation Infrastructure	97,147	—	—	—	97,147	5.0%
Total	$3,928,939	$50,790	$100	$194	$3,980,023	203.2%
% of Net Assets	200.6%	2.6%	0.0%	0.0%	203.2%

See notes to consolidated financial statements

Industry Classification	Percentage of Total Investments (at Fair Value) as of September 30, 2022
Health Care Providers & Services	13.5%
Software	11.1%
Commercial Services & Supplies	10.6%
Media	8.5%
Personal Products	6.2%
IT Services	5.0%
Entertainment	3.2%
Internet & Direct Marketing Retail	3.1%
Real Estate Management & Development	2.7%
Building Products	2.6%
Insurance	2.5%
Transportation Infrastructure	2.4%
Machinery	2.1%
Containers & Packaging	1.8%
Construction & Engineering	1.7%
Chemicals	1.5%
Diversified Financial Services	1.5%
Diversified Consumer Services	1.5%
Communications Equipment	1.4%
Specialty Retail	1.4%
Textiles, Apparel & Luxury Goods	1.3%
Auto Components	1.3%
Capital Markets	1.2%
Pharmaceuticals	1.1%
Aerospace & Defense	1.0%
Biotechnology	0.9%
Health Care Technology	0.8%
Electrical Equipment	0.8%
Electric Utilities	0.7%
Asset Backed Securities	0.7%
Food Products	0.7%
Household Products	0.7%
Professional Services	0.6%
Consumer Finance	0.6%
Paper & Forest Products	0.5%
Technology Hardware, Storage & Peripherals	0.5%
Health Care Equipment & Supplies	0.5%
Hotels, Restaurants & Leisure	0.4%
Road & Rail	0.3%
Household Durables	0.2%
Food & Staples Retailing	0.2%
Special Purpose Entity	0.2%
Financing	0.2%
Equity Real Estate Investment Trusts (REITs)	0.2%
Diversified Telecommunication Services	0.1%
100.0%

Geographic Region	September 30, 2022
United States	83.2%
Europe	10.3%
United Kingdom	3.0%
Australia	2.6%
Canada	0.8%

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

As of September 30, 2022, the Company's consolidated subsidiaries were Cardinal Funding LLC, Mallard Funding LLC, Grouse Funding LLC, ADS Alpine SPV LLC, ADS Jewel SPV LLC and ADS WW SPV.

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

Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of September 30, 2022 was $71,542. Cash held as of December 31, 2021 was $50.

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

Investment Valuation Process

The Board of Trustees has designated the Adviser as its "valuation designee" pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Company's Board of Trustees. Even though the Company's Board of Trustees designated the Company's Adviser as "valuation designee," the Company's Board of Trustees continues to be responsible for overseeing the processes for determining fair valuation.

In calculating the value of our total assets, we value investments for which market quotations are readily available at such market quotations if they are deemed to represent fair value. Debt and equity securities that are not publicly traded or whose market price is not readily available or whose market quotations are not deemed to represent fair value are valued at fair value as determined in good faith by or under the direction of the Adviser. Market quotations may be deemed not to represent fair value in certain circumstances where the Adviser reasonably believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotes not to reflect the fair value of the security. Examples of these events could include cases in which material events are announced after the close of the market on which a security is primarily traded, when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a “fire sale” by a distressed seller.

If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. The Adviser engages multiple independent valuation firms based on a review of each firm’s expertise and relevant experience in valuing certain securities. In each case, our independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such Level 3 categorized assets.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Adviser undertakes a multi-step valuation process each quarter, as described below:

(1)
Independent valuation firms engaged conduct independent appraisals and assessments for all the investments they have been engaged to review. If an independent valuation firm is not engaged during a particular quarter, the valuation may be conducted by the Adviser;
(2)
At least each quarter, the valuation will be reassessed and updated by the Adviser or an independent valuation firm to reflect company specific events and latest market data;
(3)
Preliminary valuation conclusions are then documented and discussed with senior management of our Adviser;
(4)
The Adviser discusses valuations and determines in good faith the fair value of each investment in our portfolio based on the input of the applicable independent valuation firm; and
(5)
For Level 3 investments entered into within the current quarter, the cost (purchase price adjusted for accreted original issue discount/amortized premium) or any recent comparable trade activity on the security investment shall be considered to reasonably approximate the fair value of the investment, provided that no material change has since occurred in the issuer’s business, significant inputs or the relevant environment.

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the three months ended September 30, 2022, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of September 30, 2022, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

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

These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. The Adviser agreed to waive the incentive fee based on income through July 7, 2022.

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

For the three and nine months ended September 30, 2022, the Company recognized $5,979 and $14,209 respectively, of management fees, and $5,884 and $10,625, respectively, of incentive fees before impact of waived fees. For the three and nine months ended September 30, 2022, $366 and $8,596 respectively, of management fees, were waived and $386 and $5,127, of incentive fees, were waived.

As of September 30, 2022, management and performance-based incentive fees payable was $7,561. As of December 31, 2021, there were no amounts payable to the Adviser relating to management fees or incentive fees.

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

The shareholder servicing and/or distribution fees is paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month and subject to FINRA and other limitations on underwriting compensation. For the three and nine months ended September 30, 2022, the Company accrued distribution and shareholder servicing fees of $391 and $665, respectively, for Class S shares, $1 and $1, respectively, for Class D shares, and $0 and $0, respectively, for Class I shares.

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

For the three and nine months ended September 30, 2022, the Adviser made Expense Payments in the amount of $0 and $4,433, respectively. For the three and nine months ended September 30, 2022, there were no Reimbursement Payments made to the Adviser.

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

Note 4. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investment as of September 30, 2022, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$4,069,076	$3,928,939	$—	$1,452,990	$2,475,948
Unsecured Debt	70,628	50,790	—	50,791	—
Common Equity/Interests	200	194	—	—	194
Preferred Equity	100	100	—	—	100
Total Investments before Cash Equivalents	$4,140,004	$3,980,023	$—	$1,503,781	$2,476,242
Money Market Fund	$4	$4	$4	$—	$—
Total Cash Equivalents	$4	$4	$4	$—	$—
Total Investments after Cash Equivalents	$4,140,008	$3,980,027	$4	$1,503,781	$2,476,242

As of December 31, 2021, the Company did not hold any investments.

The following tables shows changes in the fair value of our Level 3 investments during the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022
	First Lien Secured Debt	Unsecured Debt	Common Equity/Interests	Preferred Equity	Total
Fair value as of June 30, 2022	$1,965,218	$—	$50	$—	$1,965,268
Net realized gains (losses)	389	—	—	—	389
Net change in unrealized gains (losses)	(14,209)	—	(6)	1	(14,214)
Net amortization on investments	1,334	—	—	—	1,334
Purchases, including capitalized PIK (3)	564,731	—	150	99	564,981
Sales	(70,692)	—	—	—	(70,692)
Transfers out of Level 3 (1)	—	—	—	—	—
Transfers into Level 3 (1)	29,177	—	—	—	29,177
Fair value as of September 30, 2022	$2,475,948	$—	$194	$100	$2,476,242

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2022	$(13,100)	$—	$(6)	$1	$(13,100)

	Nine Months Ended September 30, 2022
	First Lien Secured Debt	Unsecured Debt	Common Equity/Interests	Preferred Equity	Total
Fair value as of December 31, 2021	$—	$—	$—	$—	$—
Net realized gains (losses)	3,894	182	—	—	4,076
Net change in unrealized gains (losses)	(32,544)	—	(6)	1	(32,549)
Net amortization on investments	2,503	—	—	—	2,503
Purchases, including capitalized PIK	2,460,013	19,958	200	99	2,480,271
Sales	(249,935)	(20,140)	—	—	(270,075)
Transfers out of Level 3 (1)	—	—	—	—	—
Transfers into Level 3 (1)	292,017	—	—	—	292,017
Fair value as of September 30, 2022	$2,475,948	$—	$194	$100	$2,476,242

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2022	$(32,384)	$—	$(6)	$1	$(32,390)
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
(2)
Includes unfunded commitments measured at fair value of $(3,450).

The following table summarizes the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of September 30, 2022. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2022 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range			Weighted Average (1)
First Lien Secured Debt	$1,948,252	Yield Analysis	Discount Rate	7.9%	-	11.5%	9.8%
	490,960	Recent Transaction	Recent Transaction	N/A		N/A	N/A
	36,736	Market Comparable Technique	Comparable Multiple	7.00x	-	7.00x	7.00x
		Recoverability	Recoverability %	62.5%	-	62.5%	62.5%
Common Equity/Interests	150	Recent Transaction	Recent Transaction	N/A		N/A	N/A
	44	Market Comparable Technique	Comparable Multiple	9.00x	-	9.00x	9.00x
Preferred Equity	100	Recent Transaction	Recent Transaction	N/A		N/A	N/A
Total Level 3 Investments	$2,476,242
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

Investment Transactions

For the three and nine months ended September 30, 2022, purchases of investments on a trade date basis were $760,047 and $5,826,781, respectively. For the three and nine months ended September 30, 2022, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $454,521 and $1,674,871, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three and nine months ended September 30, 2022, PIK income earned was $1,679 and $3,627, respectively.

The following table shows the change in capitalized PIK balance for the three and nine months ended September 30, 2022:

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
PIK balance at beginning of period	$1,893	$—
PIK income capitalized	1,735	3,627
Adjustments due to investments exited or written off	—	—
PIK income received in cash	—	—
PIK balance at end of period	$3,627	$3,627

Note 5. Debt and Foreign Currency Transactions and Translations

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2022, the Company’s asset coverage was 194.8%.

The Company’s outstanding debt obligations were as follows:

	September 30, 2022
	Aggregate Principal Committed	Outstanding Principal	Fair Value		Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$2,085,000	$1,076,504	$1,063,461	(3)	$1,008,496	$524,935
Cardinal Funding LLC	500,000	460,966	454,717	(3)	39,034	33,538
Grouse Funding LLC	250,000	148,000	148,000	(3)	102,000	28,974
Mallard Funding LLC	500,000	380,823	377,667	(3)	119,177	39,141
Total Debt Obligations	$3,335,000	$2,066,293	$2,043,845		$1,268,707	$626,588
Deferred Financing Costs and Debt Discount		(20,130)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount		$2,046,163

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2022. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and nine months ended September 30, 2022:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2022
Average debt outstanding	$1,965,705	$1,195,556
Maximum amount of debt outstanding	2,202,477	2,202,477

Weighted average annualized interest cost (1)	4.34%	3.99%
Annualized amortized debt issuance cost	0.24%	0.31%
Total annualized interest cost	4.58%	4.30%

Average 1-month SOFR rate	2.6%	1.7%

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three and nine months ended September 30, 2022 were $1,827 and $5,271.

The components of interest expense were as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2022
Borrowing interest expense	$19,944	$29,678
Facility unused fees	1,827	5,271
Amortization of financing costs and debt issuance costs	1,185	2,693
Total interest expense	$22,956	$37,642

Senior Secured Facility

On March 11, 2022, the Company entered into a senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”) with J.P. Morgan Chase Bank, N.A. The aggregate lender commitments under the Senior Secured Facility on March 11, 2022 were $1.835 billion. On June 7, 2022, the Company entered into an amendment to its Senior Secured Facility to increase the multicurrency commitments from $1.835 billion to $2.085 billion. The Company may seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed approximately $2.753 billion. The scheduled maturity date of the Facility is March 11, 2027.

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

The Revolving Credit Facility contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, J.P. Morgan Chase Bank, N.A. may terminate the commitments and declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable.

As of September 30, 2022, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

SPV Financing Facilities

The following wholly-owned subsidiaries of the Company have entered into secured financing facilities, as described below: Cardinal Funding LLC, Mallard Funding LLC, and Grouse Funding LLC, which are collectively referred to as the “SPVs”, and the secured financing facilities described below are collectively referred to as the “SPV Financing Facilities”.

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

As of September 30, 2022, the Company was in compliance with all covenants and other requirements of the SPV Financing Facilities.

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

Grouse Funding LLC

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

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt obligations outstanding on its Senior Secured Facility and SPV Financing Facilities as of September 30, 2022:

	September 30, 2022
	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound		£61,000	74,277	68,110	6,167	10/31/2022
British Pound		£4,000	5,425	4,466	959	11/1/2022
British Pound		£6,200	8,408	6,923	1,485	10/31/2022
Australian Dollar	A$	10,000	7,402	6,396	1,006	10/31/2022
European Euro		€283,500	288,308	277,844	10,464	10/31/2022
Swedish Krona	kr	35,000	3,332	3,154	178	10/31/2022
Total			387,152	366,893	20,259

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

The following table summarizes transactions in common shares of beneficial interest during the three and nine months ended September 30, 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
	Shares	Amount	Shares	Amount
Class S:
Proceeds from shares sold	3,176,969	$74,030	8,916,542	$214,812
Repurchase of common shares	(2,131)	(49)	(7,233)	(165)
Early repurchase deduction	—	1	—	3
Distributions reinvested	64,142	1,495	95,242	2,248
Net increase (decrease)	3,238,980	$75,477	9,004,551	$216,898
Class D:
Proceeds from shares sold	120,416	$2,817	120,416	$2,817
Repurchase of common shares	—	—	—	—
Early repurchase deduction	—	—	—	—
Distributions reinvested	319	7	319	7
Net increase (decrease)	120,735	$2,824	120,735	$2,824
Class I:
Proceeds from shares sold	9,056,629	$210,157	75,194,730	$1,855,621
Repurchase of common shares	(250,113)	(5,744)	(326,288)	(7,486)
Early repurchase deduction	—	115	—	150
Distributions reinvested	655,606	15,268	1,302,235	31,087
Net increase (decrease)	9,462,122	$219,796	76,170,677	$1,879,372
Total net increase (decrease)	12,821,837	$298,097	85,295,963	$2,099,094
Net Asset Value per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class S, Class D and Class I common shares during the nine months ended September 30, 2022:

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2022	$25.04	$—	$25.04
February 28, 2022	24.74	—	24.74
March 31, 2022	24.71	—	24.71
April 30, 2022	24.63	—	24.63
May 31, 2022	23.72	—	23.72
June 30, 2022	22.87	—	22.87
July 31, 2022	23.43	23.43	23.43
August 31, 2022	23.55	23.55	23.55
September 30, 2022	22.97	22.97	22.97

Distributions

The Board authorizes and declares monthly distribution amounts per share of Class S, Class D and Class I common shares. The following table presents distributions that were declared during the nine months ended September 30, 2022:

			Class S Distributions		Class D Distributions		Class I Distributions
Declaration Date	Record Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2022	January 31, 2022	March 7, 2022	$—	$—	$—	$—	$0.1045	$2,744
February 28, 2022	February 28, 2022	April 1, 2022	0.1245	22	—	—	0.1408	6,096
March 29, 2022	March 31, 2022	April 29, 2022	0.1229	225	—	—	0.1408	7,472
April 21, 2022	April 30, 2022	May 26, 2022	0.1235	426	—	—	0.1408	8,388
May 20, 2022	May 31, 2022	June 28, 2022	0.1230	576	—	—	0.1408	9,105
June 22, 2022	June 30, 2022	July 28, 2022	0.1242	717	—	—	0.1408	9,404
July 25, 2022	July 31, 2022	August 29, 2022	0.1243	842	0.1359	3	0.1408	10,012
August 23, 2022	August 31, 2022	September 28, 2022	0.1239	956	0.1358	7	0.1408	10,366
September 22, 2022	September 30, 2022	October 28, 2022	0.1243	1,120	0.1360	16	0.1408	10,760
			$0.9907	$4,883	$0.4077	$27	$1.2309	$74,347

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

Through September 30, 2022, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the nine months ended September 30, 2022:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.9907	$4,884	$0.4077	$27	$1.2059	$73,690
Net realized gains	—	—	—	—	0.0083	218
Distributions in excess of net investment income	—	—	—	—	0.0167	439
	$0.9907	$4,884	$0.4077	$27	$1.2309	$74,347

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

The following table further summarizes the share repurchases completed during the nine months ended September 30, 2022:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased	Maximum number of shares that were available for purchase under the repurchase plan
June 17, 2022	5.00%	$22.87	June 30, 2022	$1,821	81,278	0.11%	2,745,085
September 13, 2022	5.00%	22.97	September 30, 2022	5,677	252,244	0.01%	3,623,806

There were no share repurchases during the year ended December 31, 2021.

Note 7. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2022, the Company had the following unfunded commitments to its portfolio companies:

September 30, 2022
Unfunded revolver obligations, bridge loan and backstop commitments (1)	$237,484
Standby letters of credit issued and outstanding (2)	380
Unfunded delayed draw loan commitments (3)	213,646
Total Unfunded Commitments (4)	$451,510
(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2022, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of September 30, 2022, the bridge loan and backstop commitments included in the balances was $181,000.
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
(4)
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the funds it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective fund's allocation may change prior to the date of funding. In this regard, the Company may have to fund additional commitments in the future that it is currently not obligated to but may be at a future point in time.

Organizational and Offering Costs

The Adviser agreed to bear all of the Company’s organization and offering expenses through the date on which the Company broke escrow for the initial offering of its common shares. The Company is obligated to reimburse the Adviser for such expenses incurred upon breaking escrow for our offering. The total organization and offering costs incurred through September 30, 2022 were $2,940, which was recognized by the Company when it broke escrow for the initial offering of its common shares.

Warehousing Transactions

The Company entered into a warehousing transaction whereby the Company agreed, subject to certain conditions, to purchase certain assets from parties unaffiliated with the Adviser. The warehousing transaction was designed to assist the Company in deploying capital upon receipt of subscription proceeds.

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

Effective January 7, 2022, the Company had a contractual obligation to acquire all assets under the Facility Agreement through forward purchase agreement on or before September 30, 2022. The mark-to-market gain/loss of all investments held by the Financing Provider, in addition to other economic rights and obligations held by the Company, are recognized in the Company’s consolidated financial statements. These gains (losses) are realized at the time the Company settles on the purchases of each underlying asset from the Financing Provider.

For the nine months ended September 30, 2022, the Company purchased debt investments from the Financing Provider with an aggregate principal amount of $436 million (excluding unfunded revolvers and delayed draw positions of $0.2 million), at a purchase price of $412 million, resulting in an unrealized gain of approximately $3 million.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2022, management is not aware of any pending or threatened material litigation.

Note 8. Financial Highlights

The following are the financial highlights for the nine months ended September 30, 2022:

	Nine Months Ended September 30, 2022

	Class S (6)	Class D (7)	Class I (8)
Per Share Data:
Net asset value at beginning of period / initial issuance	$25.04	$22.87	$25.00
Net investment income (1)	1.20	0.50	1.42
Net unrealized and realized gains (losses) (2)	(2.28)	0.01	(2.22)
Net increase (decrease) in net assets resulting from operations	(1.08)	0.51	(0.80)
Distribution declared (3)	(0.99)	(0.41)	(1.23)
Net asset value at end of period	$22.97	$22.97	$22.97

Total return (4)	(4.39)%	2.18%	(3.30)%
Shares outstanding, end of period	9,004,550	120,735	76,172,677
Weighted average shares outstanding	4,969,834	65,048	60,255,568

Ratio/Supplemental Data
Net assets at end of period	$206,790	$2,773	$1,749,313
Annualized ratio of net expenses to average net assets (5)	6.64%	8.13%	4.62%
Annualized ratio of net investment income to average net assets (5)	7.64%	8.49%	8.07%
Portfolio turnover rate	53.48%	53.48%	53.48%
Asset coverage per unit (8)	1,948	1,948	1,948
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
(5)
For the nine months ended September 30, 2022, amounts are annualized except for organizational costs and management fee and income based incentive fee waivers by the Adviser. For the nine months ended September 30, 2022, the total operating expenses to average net assets were 7.72%, 8.11%, and 6.20%, for Class S, Class D and Class I shares, respectively, prior to management fee waivers and expense support provided by the Adviser. Past performance is not a guarantee of future results. Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables.
(6)
Class S shares were first issued on February 1, 2022.
(7)
Class D shares were first issued on July 1, 2022.
(8)
Class I shares were first issued on January 7, 2022 (commencement of operations).
(9)
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

October Financial Update and Dividend Declaration

On October 1, 2022, the Company issued and sold 5,504,251 shares (consisting of 4,751,728 Class I shares, 747,559 Class S shares, and 4,964 Class D shares at an offering price of $22.97 per share for the Class I, Class S, and Class D shares), and the Company received approximately $126.4 million as payment for such shares.

On October 21, 2022, the Company’s Board declared distributions of $0.1242 per Class S share, $0.1359 per Class D share, and $0.1408 per Class I share which is payable on November 25, 2022 to shareholders of record as of October 31, 2022.

November Subscriptions

The Company received approximately $30.3 million of net proceeds relating to the issuance of Class S shares, Class D shares, and Class I shares for subscriptions effective November 1, 2022.

Report of Independent Registered Public Accounting Firm

To the shareholders and Board of Trustees of Apollo Debt Solutions BDC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Apollo Debt Solutions BDC and subsidiaries (the “Company”) as of September 30, 2022, and the related consolidated statements of operations and changes in net assets for the three and nine months ended September 30, 2022, and the consolidated statement of cash flows and financial highlights for the nine months ended September 30, 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in accordance with accounting principles generally accepted in the United States of America.

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

November 14, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in "Risk Factors" in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31,2021 and Part II, Item 1A of and elsewhere in this Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements. The nine months ended September 30, 2022 represents the period from January 7, 2022 (commencement of operations) to September 30, 2022.

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

Portfolio and Investment Activity

Our portfolio and investment activity during the three and nine months ended September 30, 2022 was as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands)*	2022	2022
Investments made in portfolio companies	$760,047	$5,826,781
Investments sold	(423,540)	(1,436,468)
Net activity before repaid investments	$336,507	$4,390,313
Investments repaid	(30,981)	(238,403)
Net investment activity	$305,526	$4,151,910

Portfolio companies at beginning of period	128	—
Number of new portfolio companies	18	191
Number of exited portfolio companies	(19)	(64)
Portfolio companies at end of period	127	127

Number of investments made in existing portfolio companies	10	29

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of September 30, 2022 was as follows:

September 30, 2022
Portfolio composition, at fair value:
First lien secured debt	98.7%
Unsecured debt	1.3%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	8.5%
Unsecured debt portfolio (2)	9.7%
Total portfolio (3)	8.5%
Interest rate type, at fair value:
Fixed rate amount	$0.1 billion
Floating rate amount	$3.9 billion
Fixed rate, as percentage of total	1.7%
Floating rate, as percentage of total	98.3%
Interest rate type, at amortized cost:
Fixed rate amount	$0.1 billion
Floating rate amount	$4.1 billion
Fixed rate, as percentage of total	2.1%
Floating rate, as percentage of total	97.9%
Weighted average spread over reference rate of all floating rate investments	5.2%

(1)
An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.
(2)
Exclusive of investments on non-accrual status. As of September 30, 2022 there were no investments on non-accrual status.
(3)
Inclusive of all income generating investments, non-income generating investments and investments on non-accrual status. As of September 30, 2022 there were no investments on non-accrual status.

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
Investment Ranking	Fair Value	Percentage	Fair Value	Percentage
(in thousands)
1	$8,185	0.2%	$—	0.0%
2	3,930,348	98.8%	—	0.0%
3	41,489	1.0%	—	0.0%
4	—	0.0%	—	0.0%
5	—	0.0%	—	0.0%
Total	$3,980,023	100.0%	$—	0.0%

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

Investment Valuation Process

The Board of Trustees has designated the Adviser as its "valuation designee" pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Company's Board of Trustees. Even though the Company's Board of Trustees designated the Company's Adviser as "valuation designee," the Company's Board of Trustees continues to be responsible for overseeing the processes for determining fair valuation.

In calculating the value of our total assets, we value investments for which market quotations are readily available at such market quotations if they are deemed to represent fair value. Debt and equity securities that are not publicly traded or whose market price is not readily available or whose market quotations are not deemed to represent fair value are valued at fair value as determined in good faith by or under the direction of the Adviser. Market quotations may be deemed not to represent fair value in certain circumstances where the Adviser reasonably believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotes not to reflect the fair value of the security. Examples of these events could include cases in which material events are announced after the close of the market on which a security is primarily traded, when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a “fire sale” by a distressed seller.

If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. The Adviser engages multiple independent valuation firms based on a review of each firm’s expertise and relevant experience in valuing certain securities. In each case, our independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such Level 3 categorized assets.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Adviser undertakes a multi-step valuation process each quarter, as described below:

(1)
Independent valuation firms engaged conduct independent appraisals and assessments for all the investments they have been engaged to review. If an independent valuation firm is not engaged during a particular quarter, the valuation may be conducted by the Adviser;
(2)
At least each quarter, the valuation will be reassessed and updated by the Adviser or an independent valuation firm to reflect company specific events and latest market data;
(3)
Preliminary valuation conclusions are then documented and discussed with senior management of our Adviser;
(4)
The Adviser discusses valuations and determines in good faith the fair value of each investment in our portfolio based on the input of the applicable independent valuation firm; and
(5)
For Level 3 investments entered into within the current quarter, the cost (purchase price adjusted for accreted original issue discount/amortized premium) or any recent comparable trade activity on the security investment shall be considered to reasonably approximate the fair value of the investment, provided that no material change has since occurred in the issuer’s business, significant inputs or the relevant environment.

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the three months ended September 30, 2022, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Fee Waivers

The Adviser agreed to waive the management fee and incentive fee based on income through July 7, 2022. Commencing on July 7, 2022, the Adviser is entitled to management fees and performance-based incentive fees as described in“Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions”

Expense Support

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of September 30, 2022, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

Results of Operations

On January 7, 2022, we commenced operations and accepted $657 million of subscriptions.

Operating results for the three and nine months ended September 30, 2022 was as follows (dollar amounts in millions):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2022
Total investment income	$78.5	$145.6
Net expenses	37.3	54.2
Net investment income	41.2	91.5
Net unrealized appreciation (depreciation)	(4.9)	(140.3)
Net realized gain (loss)	1.0	(12.2)
Net increase (decrease) in net assets resulting from operations	$37.2	$(61.0)

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

Investment Income

Investment income, was as follows (dollar amounts in millions):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2022
Investment Income
Interest income	$73.7	$134.4
Dividend income	—	0.0
PIK interest income	1.7	3.6
Other income	3.1	7.6
Total investment income	$78.5	$145.6

* Totals may not foot due to rounding.

For the three and nine months ended September 30, 2022, total investment income was $78.5 million and $145.6 million, respectively, driven primarily by our initial deployment of capital. The size of our investment portfolio at fair value was $3.980 billion at September 30, 2022 and the weighted average yield on the debt and income producing portfolio at fair value was 9.3%.

Expenses

Expenses were as follows (dollar amounts in millions):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2022
Management fees	$6.0	$14.2
Performance-based incentive fees	5.9	10.6
Interest and other debt expenses	23.0	37.6
Organization costs	—	0.9
Offering costs	0.5	1.5
Directors' fees	0.1	0.3
Shareholder servicing fees	0.4	0.7
Administrative service expenses	0.6	1.8
Other general and administrative expenses	1.6	4.6
Total expenses	$38.1	$72.3
Management and performance-based incentive fees waived	(0.8)	(13.7)
Expense support	—	(4.4)
Net Expenses	$37.3	$54.2

* Totals may not foot due to rounding.

For the three and nine months ended September 30, 2022, net expenses were $37.3 and $54.2 million, respectively, primarily attributable to interest and other debt expenses.

Interest and other debt expenses

For the three months ended September 30, 2022, interest and other debt expenses were driven by $2.0 billion of average borrowings under our existing and new credit facilities at a total annualized cost of debt of 4.6%.

For the nine months ended September 30, 2022, interest and other debt expenses were driven by $1.2 billion of average borrowings under our existing and new credit facilities at a total annualized cost of debt of 4.3%.

Management fees

For the three and nine months ended September 30, 2022, management fees were $6.0 million and $14.2 million, respectively. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. The Adviser had waived management fees through July 7, 2022, which resulted in a waiver of $0.4 million and $8.6 million for the three and nine months ended September 30, 2022, respectively.

Incentive fees

For the three and nine months ended September 30, 2022, incentive fees were $5.9 million and $10.6 million, respectively. The Adviser had waived incentive fees through July 7, 2022, which resulted in a waiver of $0.4 million and $5.1 million for the three and nine months ended September 30, 2022, respectively.

Expense support

For the three months ended September 30, 2022, the Company did not receive expense support from the Adviser. For the nine months ended September 30, 2022, the Company received $4.4 million in expense support from the Adviser. Such expenses may be subject to reimbursement from the Company in the future.

Net Realized Gain (Loss)

Net realized gain (loss) was comprised of the following (dollar amounts in millions):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2022
Non-controlled/non-affiliated investments	$(4.1)	$(17.5)
Foreign currency transactions	4.0	3.2
Foreign currency forward contracts	1.1	2.1
Net realized gains (losses)	$1.0	$(12.2)

* Totals may not foot due to rounding.

For the three and nine months ended September 30, 2022, we recognized gross realized gains of $17.8 million and $123.4 million, respectively, and gross realized losses of $21.8 and $140.9 million, respectively, resulting in net realized losses on investments of $17.5 million through our first nine months of operations.

Net Unrealized Gain (Loss)

Net unrealized gain (loss) was comprised of the following (dollar amounts in millions):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2022
Non-controlled/non-affiliated investments	$(19.9)	$(160.0)
Foreign currency forward contracts	0.5	0.6
Foreign currency translations	14.5	19.1
Net unrealized gains (losses)	$(4.9)	$(140.3)

* Totals may not foot due to rounding.

For the nine months ended September 30, 2022, we recognized gross unrealized gains on investments of $4.4 million and gross unrealized losses on investments of $164.4 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of of $160.0 million on investments year-to-date.

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

As of September 30, 2022, we had three asset based leverage facilities and one revolving credit facility outstanding. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%.

We believe that our current cash and cash equivalents on hand, our short-term investments, our available borrowing capacity under our Senior Secured Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

Cash Equivalents

The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents (See Note 2 to the consolidated financial statements.) At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Senior Secured Facility, as we deem appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined.

Debt

See Note 5 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of September 30, 2022:

	Payments Due by Period*
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$1,077	$—	$—	$1,077	$—
SPV Financing Facilities	990	—	—	990	—
Total Debt Obligations	$2,066	$—	$—	$2,066	$—

* Totals may not foot due to rounding.

(1)
As of September 30, 2022, aggregate lender commitments under the Senior Secured Facility totaled $1,008.5 million of unused capacity.

Net Assets

See Note 6 to the consolidated financial statements for information on the Company’s common shares and related capital activities.

Distributions

The following table summarizes our distributions declared and payable for the nine months ended September 30, 2022 (dollar amounts in thousands, except per share amounts):

			Class S Distributions		Class D Distributions		Class I Distributions
Declaration Date	Record Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2022	January 31, 2022	March 7, 2022	$—	$—	$—	$—	$0.1045	$2,744
February 28, 2022	February 28, 2022	April 1, 2022	0.1245	22	—	—	0.1408	6,096
March 29, 2022	March 31, 2022	April 29, 2022	0.1229	225	—	—	0.1408	7,472
April 21, 2022	April 30, 2022	May 26, 2022	0.1235	426	—	—	0.1408	8,388
May 20, 2022	May 31, 2022	June 28, 2022	0.1230	576	—	—	0.1408	9,105
June 22, 2022	June 30, 2022	July 28, 2022	0.1242	717	—	—	0.1408	9,404
July 25, 2022	July 31, 2022	August 29, 2022	0.1243	842	0.1359	3	0.1408	10,012
August 23, 2022	August 31, 2022	September 28, 2022	0.1239	956	0.1358	7	0.1408	10,366
September 22, 2022	September 30, 2022	October 28, 2022	0.1243	1,120	0.1360	16	0.1408	10,760
			$0.9907	$4,883	$0.4077	$27	$1.2309	$74,347

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the nine months ended September 30, 2022:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.9907	$4,884	$0.4077	$27	$1.2059	$73,690
Net realized gains	—	—	—	—	0.0083	218
Distributions in excess of net investment income	—	—	—	—	0.0167	439
	$0.9907	$4,884	$0.4077	$27	$1.2309	$74,347

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2022, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $269.5 million.

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At September 30, 2022, management is not aware of any pending or threatened litigation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the economic effects of rising interest rates in response to inflation, the war in Russia and Ukraine and the ongoing COVID-19 pandemic introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below. For additional information concerning potential impact on our business and our operating results, see Part II - Other information, Item 1A. Risk Factors.

Investment valuation risk

Because there is not a readily available market value for most of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by our Board of Trustees based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board of Trustees to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Notes 2 and 4 to our consolidated financial statements for the three and nine months ended September 30, 2022, for more information relating to our investment valuation.

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

As of September 30, 2022, most of our debt portfolio investments bore interest at variable rates, which generally are SOFR based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, our Senior Secured Facility and SPV Financing Facilities bear interest at SOFR rates with no interest rate floors. As of September 30, 2022, all non-U.S. dollar LIBOR publications have been phased out. The phase out of a majority of the U.S. dollar publications is delayed until June 30, 2023. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities, or the cost of our borrowings. Please see “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies". Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities in our portfolio or the cost of our borrowings.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of September 30, 2022, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
(in millions)
Up 200 basis points	$35.3	$0.414
Up 100 basis points	17.6	0.207
Up 50 basis points	8.8	0.103
Down 50 basis points	(8.8)	(0.103)
Down 100 basis points	(17.6)	(0.207)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.

General interest rate fluctuations may have a substantial negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.

Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In this period of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, given the majority of our indebtedness bears interest at fixed rates, with the net impact being an increase to our net investment income. Conversely, if interest rates decrease we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Our portfolio primarily consists of fixed and floating rate investments. Market prices tend to fluctuate more for fixed-rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to 10 years. Market prices for debt that pays a fixed rate of return tend to decline as interest rates rise. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term, fixed-rate securities. Market prices for floating rate investments may also fluctuate in rising rate environments with prices tending to decline when credit spreads widen. A decline in the prices of the debt we own could adversely affect our net assets resulting from operations and the market price of our common stock.

Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to us. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to pay dividends at a level that provides a similar return, which could reduce the value of our common stock.

Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that have been impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. See “—We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Refer to our Current Reports on Form 8-K filed with SEC on July 25, 2022, August 23, 2022, and September 22, 2022 for information about unregistered sales of our equity securities during the quarter.

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

During the three and nine months ended September 30, 2022, the Company repurchased approximately 252,244 and 333,522 shares, respectively.

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

Signature	Title	Date

/s/ Earl Hunt Earl Hunt	Chairperson, Chief Executive Officer and Trustee	November 14, 2022

/s/ Amit Joshi Amit Joshi	Chief Financial Officer	November 14, 2022