Form 10-K
period 2022-12-31
Apollo Debt Solutions BDC
filed 2023-03-16
CIK 1837532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Smaller reporting company	☐
Accelerated filer	☐	Emerging growth company	☒
Non-accelerated filer	☒

(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2022, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).

The number of shares of the Registrant’s Common Shares, $0.01 par value per share, outstanding as of March 16, 2023 was 948,041 Class S common shares, 10,058 Class D common shares and 3,522,972 Class I common shares. Common shares outstanding exclude March 1, 2023 subscriptions since the issuance price is not yet finalized at this time.

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

•
We are a relatively new company and have a limited operating history.
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
•
Although we have commenced a share repurchase program, we have discretion to repurchase shares at a disadvantageous time to our shareholders, not repurchase such shares or to suspend any share repurchase program.
•
Efforts to comply with regulations applicable to a public company will involve significant expenditures, and noncompliance with such regulations may adversely affect us.
•
General economic conditions could adversely affect the performance of our investments.
•
Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, which has had, and may continue to have, a negative impact on our and our portfolio companies’ businesses and operations.
•
Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
•
The war in Ukraine and Russia may continue to have a material adverse impact on us and our portfolio companies.
•
Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.
•
Disruptions to the global supply chain may have an adverse impact on our portfolio companies and, in turn, harm us.

Risks Related to Our Investments

•
We generally will not control our portfolio companies and our investments in portfolio companies are risky.
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

Risks Related to an Investment in the Shares

•
An investment in our shares involves a high degree of risk and is highly speculative, our NAV may fluctuate significantly, and our shares will have limited liquidity.
•
Shareholders may experience dilution.

PART I

Item 1. Business

Apollo Debt Solutions BDC (the “Company,” “we”, “us”, or “our”) is a Delaware statutory trust formed on December 4, 2020. The Company was formed primarily to invest in private credit opportunities in directly originated assets, including loans and other debt securities, made to or issued by large private U.S. borrowers, with a strong emphasis on senior secured lending. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is externally managed by Apollo Credit Management, LLC. The Adviser is an affiliate of Apollo Global Management, Inc. and its consolidated subsidiaries (“AGM”, or “Apollo”). The Company has elected to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. The Company invests primarily in private credit opportunities in directly originated assets, including loans and other debt securities, made to or issued by large private U.S. borrowers, which we generally define as companies with more than $75 million in EBITDA, as may be adjusted for market disruptions, mergers and acquisitions-related charges and synergies, and other items. While most of our investments will be in private U.S. companies (subject to compliance with BDC regulatory requirement to invest at least 70% of its assets in private U.S. companies), we also expect to invest from time to time in European and other non-U.S. companies. Our portfolio may also include equity interests such as common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. Under normal circumstances, we will invest directly or indirectly at least 80% of our total assets (net assets plus borrowings for investment purposes) in debt instruments of varying maturities. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Apollo funds. From time to time, we may co-invest with other Apollo funds.

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

We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but we do not generally intend to enter into any such derivative agreements for speculative purposes. Any derivative agreements entered into for speculative purposes are not expected to be material to the Company’s business or results of operations. These hedging activities, which will be in compliance with applicable legal and regulatory requirements, may include the use of futures, options and forward contracts. We will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

We use and continue to expect to use leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act; which currently allows us to borrow up to a 2:1 debt to equity ratio. We use and continue to expect to use leverage in the form of borrowings, including loans from certain financial institutions and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by the Company.

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

We are currently offering on a continuous basis up to $5.0 billion of common shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission. The Company expects to offer to sell any combination of three classes of common shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The per share purchase price for common shares in the primary offering was $25.00 per share. Thereafter, the purchase price per share for each class of common shares will equal the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date.

Apollo Global Securities, LLC (the “Intermediary Manager”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the offering.

On January 7, 2022, the Company commenced operations and accepted $657 million of subscriptions.

The Adviser and the Administrator

The Company’s investment activities are managed by Apollo Credit Management, LLC, an investment adviser registered with the SEC under the Advisers Act. Our Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.

Apollo Credit Management, LLC, as our Administrator, provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of our Board of Trustees, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services.

The Adviser is an affiliate of Apollo and is led by substantially the same investment personnel as Apollo. As such, our Adviser has access to the broader resources of Apollo, subject to Apollo’s policies and procedures regarding the management of conflicts of interest.

Apollo is a longstanding and leading global alternative asset manager with approximately $548 billion of AUM as of December 31, 2022. Apollo operates its three primary business segments, private equity, credit and real assets, in a fully integrated manner, which Apollo believes is distinct from other comparable alternative investment managers. By collaborating across disciplines, with each business unit contributing to, and drawing from, Apollo’s shared information and experience, Apollo believes the Company is well-positioned to invest across asset classes. Apollo has developed what it believes to be a differentiated approach to credit investing that allows it to adapt to changing market environments and to source what it believes to be attractive risk-adjusted investment opportunities in both expansionary and recessionary environments. Apollo’s differentiated investment strategy requires a willingness and strength of conviction to go “against the grain” of what other investors may be doing, and a desire and ability to tackle transaction complexity in a variety of forms. Apollo believes that its experience has shown that complexity, whether in the form of business, regulatory or legal complexity, can obscure a company or an investment’s inherent value. By pursuing what Apollo believes to be complex transactions that other investors either are not willing to undertake or do not possess the skill set to understand, Apollo believes it has been able to find opportunities where competition is limited, in turn, generating attractive risk-adjusted returns. The Adviser draws upon Apollo’s more than 30 year history and benefits from the broader firm’s significant capital markets, trading and research expertise developed through investments in many core sectors since inception.

Our objective is to bring Apollo’s leading credit investment platform to the non-exchange traded BDC industry.

Market Opportunity

Apollo believes that there are and will continue to be opportunities to lend to large private U.S. borrowers who cannot or do not want to access the broadly syndicated loan market or are too big for the private middle market. Apollo believes that a confluence of secular and cyclical changes is giving rise to unmet demand for scaled direct origination solutions among large corporate borrowers. The robust growth in private credit following the 2008 Global Financial Crisis ("GFC") has given rise to the formation of hundreds of private lenders and origination platforms, primarily focused on the competitive middle market, sponsor-backed channel. Apollo believes the conditions that sustained the rapid growth in private credit are still at play today and are migrating toward larger corporate issuers. Banks’ regulations and reduced risk appetite continue to restrict access to efficient financing solutions. Moreover, private equity continues to grow unabated as scaled alternative funding solutions enable companies to stay private longer, a dynamic that is beginning to take hold in credit markets.

In addition to investing in senior secured loans generally, we believe that the Company’s investment strategy represents a differentiated approach to private credit investing and seeks to provide investors with attractive, downside-protected returns. More specifically, Apollo believes that the following characteristics distinguish the Company as a compelling investment opportunity.

Significant Current Market Opportunity:

The global leveraged finance market is roughly $4.7 trillion in size as of September 2022, of which private credit has become an increasingly significant part. As of mid-2022, the direct lending market had grown to $580 billion in assets under management (“AUM”) to meet the needs of middle market borrowers post the GFC. However, Apollo believes there is a dearth of available alternative financing solutions for large corporate issuers outside of the broadly syndicated and high yield markets, despite a growing demand for flexible solutions. Large companies historically utilized banks to tap the public high yield and leveraged loan markets in order to meet their financing needs. Before the GFC, banks typically held these bonds and loans on their own balance sheets, but over the last 15 years moved to an originate-to-distribute model because of increased regulatory burdens and capital charges. Today, banks generally arrange the financing for a company for a fee and syndicate the debt out to institutional investors. This mechanism for raising capital became increasingly stressed over the past few years as unstable market conditions and the uncertain economic backdrop caused investors and arranging banks to retrench from the market. Primary public debt markets for sub-investment grade companies are sensitive to market conditions and bank appetite to provide funding to many large issuers falters in volatile markets, like we experienced during COVID-19 and across 2022. For example, in 2022, volatile market conditions led to sharp year-over-year declines in both leveraged loan and high yield primary issuance, leaving the private market as the only viable financing option for a swath of large borrowers. Apollo believes these dynamics will enable the Company to secure favorable pricing and more rigorous structural protections and driving value for the benefit of the Company. Apollo believes that this opportunity is only accessible to scaled alternative asset managers with significant relationships and cycle-tested investing expertise, and that the Company is therefore well-positioned to capitalize on the growing opportunity set.

Proprietary Sourcing Engine Provides a Significant Barrier to Entry. Across its global platform, Apollo has found that deal flow is often driven by relationships, and that having a strong reputation and an established network can ultimately lead to exclusive investment opportunities. Apollo believes that the Company will benefit from the expansive networks that have been cultivated by both Apollo’s Private Equity and Credit businesses over the past 30 years. Apollo’s leading private equity franchise has a deep bench of investment professionals and operating executives who have established strong and long-lasting relationships with industry executives and leading management teams. Through Apollo private equity funds’ ownership of over 190 portfolio companies since inception, Apollo has established deep understanding across a variety of businesses, which we believe will enable us to uncover idiosyncratic opportunities, including in out-of-favor industries. At the same time, the scale and breadth of the Apollo Credit platform is expected to be the primary sourcing engine for the Company. Apollo Global Corporate Credit (“GCC”) are current lenders to approximately 3000 companies worldwide. As a result, members of the GCC team are in frequent dialogue with management teams and intermediaries, enabling visibility into a given company’s financing needs as well as opportunities to organically grow existing lending relationships. Apollo believes that its ability to leverage its incumbency to source deals directly with large corporate borrowers creates a meaningful barrier to entry, especially given that we believe direct lending managers primarily rely on the sponsor-backed channel to source opportunities. We believe our deep relationships across both corporate and sponsors will allow us to create a differentiated portfolio. Today, Apollo funds own approximately $25 billion in loans to portfolio companies of Apollo’s top 30 sponsors as of December 31, 2022. Additionally, Apollo-managed CLOs and CLOs managed by Redding Ridge Asset Management LLC and its affiliates, a CLO manager established by Apollo, have over $25 billion in outstanding CLOs to 2,750 issuers as of December 31, 2022, further broadening Apollo’s global lending footprint. Importantly, Apollo’s credit business is one of the largest lending counterparties to Wall Street, having traded approximately $64 billion in 2022 alone. This level of trading volume often results in Apollo being provided with an early or first look from the dealer community, which Apollo believes will put the Company in a position to access challenged syndications at attractive terms during periods of volatility. Through these various touchpoints, Apollo has established a combination of robust networks and proprietary relationships that it believes will enable the Company to source highly attractive opportunities, often on a proprietary basis.

Apollo’s Status as a Preferred Lending Counterparty. Apollo has developed a reputation as a differentiated lending partner due to its scale and ability to design creative capital solutions across capital structures, particularly in complex situations. Apollo believes that the Company will be able to underwrite and commit to large transactions, streamlining the execution process for borrowers and enabling them to only interface with a single counterparty, due to the breadth and scale of Apollo’s capital base, which for this purpose includes numerous long-standing co-investment relationships and syndication capabilities with credit market investors. Apollo’s scale is augmented by Apollo Global Securities, LLC (“AGS” or the “Intermediary Manager”), Apollo’s affiliated broker-dealer and our intermediary manager, which, leveraging its targeted approach and close relationships with large institutional investors, has syndicated approximately $40 billion of debt across 70+ transactions since 2016. Being the sole or primary lender in size also facilitates alignment and a partnership mentality that is differentiated from traditional lending relationships. Additionally, our underwriting and structuring ability coupled with company and sector-specific insights across the Apollo platform is expected to enable Apollo to embrace complexity and provide bespoke capital solutions tailored to borrowers’ unique financing needs, including greater certainty of funding at specified terms or within compressed timetables. Apollo believes that the Company augments Apollo’s ability to leverage its reputation as a preferred lending partner to selectively source proprietary opportunities in large corporate direct lending. Based on our experience in the large corporate direct lending market, we believe that the Company has an advantage in its ability to provide capital in scale with greater certainty of closing as well as to deliver strategic partner-like benefits.

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

High Degree of Credit Selectivity. Apollo believes that credit selectivity in every market environment is a critical driver of performance. By virtue of our value-driven investment approach emphasizing downside protection, Apollo’s GCC business has experienced a 0.1% annual average default rate, as compared to a 2.6% annual average default rate within the broader leveraged loan market. Even in an event of default, Apollo’s GCC business has seen substantially higher recovery rates as compared to the broader market, experiencing a 68% recovery rate as compared to 60% for the broader leveraged loan market. Given the size of the market opportunity in large corporate direct lending, Apollo believes that the Company is well-positioned to exercise quality credit selection in any market environment.

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

Idea Generation and Sourcing. Across its global platform, Apollo has found that deal flow is often driven by relationships and that having a strong reputation and an established network can ultimately lead to exclusive investment opportunities. The Company expects to benefit from the expansive networks that have been cultivated by both Apollo’s private equity and credit businesses over the past 30 years. Apollo’s leading private equity franchise has a deep bench of investment professionals and operating executives who have established strong relationships with industry executives and leading management teams. Through Apollo private equity funds’ ownership of over 190 portfolio companies since inception, Apollo has established deep sector experience in nine core industries, which we believe will enable the Company to uncover idiosyncratic opportunities in out-of-favor industries. At the same time, the scale and breadth of the Apollo credit platform will be the primary sourcing engine for the Company. The Company will be led by a team of experienced investment professionals (i) within the Apollo Credit Platform (the “Fund Investment Team”) and (ii) who are designated as employees or registered representatives of AGS and/or Apollo Global Funding, LLC (“AGF”) (the “Fund Syndication Team", and together with the Fund Investment Team, the “Credit Team”). The Fund Investment Team has deep industry knowledge and extensive experience in deal structuring, and the separate debt advisory, capital markets, structuring, syndication and similar services provided by the Fund Syndication Team are expected to complement and be “additive” to the customary investment management services provided by the Fund Investment Team.

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

We believe Apollo’s credit business is also one of the largest lending counterparties to Wall Street, having traded approximately $64 billion for the last twelve months ended December 31, 2022. This level of trading volume often results in Apollo being provided with an early or first look from the dealer community, which we believe puts Apollo in a position to be a price setter of risk during periods of volatility and further affords Apollo differentiated insights and valuable access during periods of forced market selling. The credit team also has a sophisticated perspective on broader market dynamics, which often leads to the identification of attractive market opportunities on which its managed funds can capitalize. The Company will also leverage its relationships and incumbency in capital structures to proactively propose differentiated origination solutions for sponsors and issuers alike. As mentioned, the Company’s intention to source opportunities directly from corporate borrowers represents what we believe is one of the strategy’s key competitive advantages and barriers to entry. Apollo’s managed funds and accounts are among the largest owners of corporate credit, currently holding $392 billion in total credit assets as of December 31, 2022. We believe this broad-based ownership provides an advantage as incumbency creates organic growth opportunities through follow-on investments. Further, the GCC team covers approximately 3,000 securities. In the process of screening, executing and monitoring investments within this coverage universe, Apollo has a privileged view of issuers’ strategic priorities and lending needs and has developed valuable relationships with leading management teams, consultants and other intermediaries. Apollo believes its active participation within targeted sectors allows Apollo and its managed funds to benefit from high-quality, proprietary deal flow, access to extensive executive-level contacts and a reputation as a preferred provider of capital.

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

The Company will manage the risks associated with Company investments through portfolio construction, continued monitoring and evaluation. The Firm has devoted significant resources in the development of a sophisticated, integrated infrastructure designed to support the investment and risk management process. This includes proprietary systems for the monitoring, accounting and compliance aspects of the Firm’s portfolios, along with trading, clearing and settlement of assets.

Valuation Process. Each quarter, we will value investments in our portfolio, and such values will be disclosed each quarter in reports filed with the SEC. The Board of Trustees has designated the Adviser as its "valuation designee" pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Company's Board of Trustees. Even though the Company's Board of Trustees designated the Company's Adviser as "valuation designee," the Company's Board of Trustees continues to be responsible for overseeing the processes for determining fair valuation. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, the Adviser typically utilizes independent third party valuation firms to assist us in determining fair value of such investments in good faith, based on procedures adopted by and subject to the supervision of the Board of Trustees. As of December 31, 2022, independent third party valuation firms performed their procedures over most of our investments for which market quotations are not readily available.

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

Facility Agreement

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

For the year ended December 31, 2022, the Company purchased debt investments from the Financing Provider with an aggregate principal amount of $436 million (excluding unfunded revolvers and delayed draw positions of $0.2 million), at a purchase price of $412 million, resulting in an unrealized gain of approximately $3 million.

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

Co-Investment Relief

An affiliate of the Adviser has received an exemptive order from the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2016 (the "Prior Order"), which was amended on January 10, 2023 (the "Order"), that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Company’s Board of Trustees (the “Board of Trustees” and each member of the Board of Trustees, a “Trustee”) may establish objective criteria (“Board Criteria”) clearly defining co-investment opportunities in which the Company will have the opportunity to participate with one or more listed or private Apollo-managed BDCs, including us (the “Apollo BDCs”), and other public or private Apollo funds that target similar assets. If an investment falls within the Board Criteria, Apollo must offer an opportunity for the Apollo BDCs to participate. The Apollo BDCs may determine to participate or not to participate, depending on whether Apollo determines that the investment is appropriate for the Apollo BDCs (e.g., based on investment strategy). The co-investment would generally be allocated to us, any other Apollo BDCs (including Apollo Investment Corporation) and the other Apollo funds that target similar assets pro rata based on available capital in the applicable asset class. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board of Trustees at the next quarterly board meeting.

Competition

We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds, performing and other credit funds, and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. These other BDCs and investment funds might be reasonable investment alternatives to us and may be less costly or complex with fewer and/or different risks than we have. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in large private U.S. borrowers. As a result of these new entrants, competition for investment opportunities in large private U.S. borrowers may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in large private U.S. borrowers is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

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

Leverage and Senior Securities; Coverage Ratio. We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Shares if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On July 22, 2021, our sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. In addition, while any senior securities remain outstanding, we are required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We are also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

We have established one or more credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over LIBOR or an alternative reference rate. We cannot assure shareholders that we will be able to enter into a credit facility. Shareholders will indirectly bear the costs associated with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

We may enter into a total return swap (“TRS”) agreement. A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements. The Company would typically have to post collateral to cover this potential obligation. To the extent the Company complies with the applicable requirements of Rule 18f-4, the leverage incurred through TRS will not be considered a borrowing for purposes of the Company’s overall leverage limitation.

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

Distributions

We have declared distributions each month beginning in January 2022 through the date of this report and expect to continue to pay regular monthly distributions. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

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

Distribution and Servicing Plan

The Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). On November 14, 2022, the Board approved amending the Distribution and Servicing Plan to update the effective date to October 29, 2021, the Registration Statement effective date. The following table shows the shareholder servicing and/or distribution fees the Company will pay the Intermediary Manager with respect to the Class S, Class D and Class I on an annualized basis as a percentage of the Company’s NAV for such class. The shareholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

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

No action is required on the part of a registered shareholder to have his, her or its cash dividend or other distribution reinvested in our shares, except shareholders in certain states. Shareholders can elect to “opt out” of the Fund’s distribution reinvestment plan in their subscription agreements (other than Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, Ohio, Oklahoma, Oregon, Texas, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan and must affirmatively opt in to participate in the plan). Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, Oklahoma, Oregon, Texas, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares. Ohio residents that own Class S or Class D Shares are not eligible to participate in our distribution reinvestment plan.

If any shareholder initially elects not to participate, they may later become a participant by subsequently completing and executing an enrollment form or any distribution authorization form as may be available from the Fund or the DST Systems Inc. (the “Plan Administrator”). Participation in the distribution reinvestment plan will begin immediately after acceptance of a participant’s subscription, enrollment or authorization. Shares will be purchased under the distribution reinvestment plan as of the first calendar day of the month following the record date of the distribution.

Share Repurchase Program

At the discretion of the Board, we have commenced a share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the NAV of our common shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or terminate the share repurchase program at any time if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the 1934 Act and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the year ended December 31, 2022, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant:

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
•
enterprise values, among other factors.

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides valuation analysis.

Determination of fair values involves subjective judgments and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our consolidated financial statements, refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

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

Reporting Obligations and Available Information

Shareholders may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at www.sec.gov. Our Internet address is https://gwms.apollo.com/debtsolutionsbdc. We make available free of charge on our website our Annual Report on Form 10-K, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information contained on our website to be part of this Annual Report on Form 10-K.

Material U.S. Federal Income Tax Consideration

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and the purchase, ownership and disposition of our shares. This discussion does not purport to be complete or to deal with all aspects of U.S. federal income taxation that may be relevant to shareholders in light of their particular circumstances. Unless otherwise noted, this discussion applies only to U.S. shareholders that hold our shares as capital assets. A U.S. shareholder is an individual who is a citizen or resident of the United States, a U.S. corporation, a trust if it (a) is subject to the primary supervision of a court in the United States and one or more U.S. persons have the authority to control all substantial decisions of the trust or (b) has made a valid election to be treated as a U.S. person, or any estate the income of which is subject to U.S. federal income tax regardless of its source. This discussion is based upon present provisions of the Code, the regulations promulgated thereunder, and judicial and administrative ruling authorities, all of which are subject to change, or differing interpretations (possibly with retroactive effect). This discussion does not represent a detailed description of the U.S. federal income tax consequences relevant to special classes of taxpayers including, without limitation, financial institutions, insurance companies, investors in pass-through entities, U.S. shareholders whose “functional currency” is not the U.S. dollar, tax-exempt organizations, dealers in securities or currencies, traders in securities or commodities that elect mark to market treatment, or persons that will hold our shares as a position in a “straddle,” “hedge” or as part of a “constructive sale” for U.S. federal income tax purposes. In addition, this discussion does not address the application of the Medicare tax on net investment income or the U.S. federal alternative minimum tax, or any tax consequences attributable to persons being required to accelerate the recognition of any item of gross income with respect to our shares as a result of such income being recognized on an applicable financial statements. Prospective investors should consult their tax advisors with regard to the U.S. federal tax consequences of the purchase, ownership, or disposition of our shares, as well as the tax consequences arising under the laws of any state, foreign country or other taxing jurisdiction.

Taxation as a Regulated Investment Company

The Company has elected to be treated, and intends to qualify each taxable year thereafter, as a RIC under Subchapter M of the Code.

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

Item 1A. Risk Factors

Investing in the Company involves a number of significant risks relating to the current environment, our business and structure, our investments, issuance of our preferred stock, and an investment in our common shares. As a result, there can be no assurance that we will achieve our investment objective. You should carefully consider the risks described below, together with all of the other information included in this report, before you decide whether to invest in the Company. The risks set forth below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results.

Risks Related to Our Business and Structure

We are a relatively new company and have a limited operating history.

The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a BDC with a limited operating history. As a result, prospective investors have a limited track record or history on which to base their investment decision. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and the value of a shareholder’s investment could decline substantially or become worthless. Further, the Adviser has not previously offered a non-traded business development company. While we believe that the past professional experiences of the Adviser’s investment team, including investment and financial experience of the Adviser’s senior management, will increase the likelihood that the Adviser will be able to manage the Company successfully, there can be no assurance that this will be the case.

Our Board of Trustees may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.

Our Board of Trustees has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our shares. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we have significant flexibility in investing the net proceeds from our continuous offering and may use the net proceeds from our continuous offering in ways with which investors may not agree or for purposes other than those contemplated in this Annual Report.

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

The failure of major financial institutions, namely banks, or sustained financial market illiquidity, could adversely affect our and/or our portfolio companies’ businesses and results of operations.

The failure of certain financial institutions, namely banks, may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. The failure of a bank (or banks) with which we and/or our portfolio companies have a commercial relationship could adversely affect, among other things, our and/or our portfolio companies’ ability to pursue key strategic initiatives, including by affecting our ability to borrow from financial institutions on favorable terms. Our direct origination platform generally focuses on mature companies backed by well-funded large sponsors (e.g., private equity firms), typically with significant equity capital invested. In the event a portfolio company, or potential portfolio company, has a commercial relationship with a bank that has failed or is otherwise distressed, such portfolio company may experience delays or other issues in meeting certain obligations or consummating transactions. Additionally, if a portfolio company’s sponsor has a commercial relationship with a bank that has failed or is otherwise distressed, the portfolio company may experience issues receiving financial support from a sponsor to support its operations or consummate transactions, to the detriment of their business, financial condition and/or results of operations. In addition, such bank failure(s) could affect, in certain circumstances, the ability of both affiliated and unaffiliated co-lenders, including syndicate banks or other fund vehicles, to undertake and/or execute co-investment transactions with us, which in turn may result in fewer co-investment opportunities being made available to us or impact our ability to provide additional follow-on support to portfolio companies. Our and our portfolio companies’ ability to spread banking relationships among multiple institutions may be limited by certain contractual arrangements, including liens placed on their respective assets as a result of a bank agreeing to provide financing.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds, performing and other credit funds, and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. These other BDCs and investment funds might be reasonable investment alternatives to us and may be less costly or complex with fewer and/or different risks than we have. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in large private U.S. companies. As a result of these new entrants, competition for investment opportunities in large private U.S. borrowers may intensify. Some of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match such competitors’ pricing, terms or structure. If we are forced to match such competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss.

As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, our Board of Trustees. There is not a public market for the securities of the privately-held companies in which we invest. Many of our investments are not publicly-traded or actively traded on a secondary market. As a result, we value these securities quarterly at fair value as determined in good faith as required by the 1940 Act. In connection with striking a NAV as of the last day of a month that is not also the last day of a calendar quarter, the Company will consider whether there has been a material change to such investments as to affect their fair value, but such analysis will be more limited than the quarter end process.

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

We may fund our cash distributions to shareholders from any sources of funds available to us, including borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser or the Administrator, if any. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this Annual Report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our Board of Trustees and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board of Trustees may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from borrowings or sources other than cash flow from operations in anticipation of future cash flow, which may constitute a return of your capital. A return of capital is a return of your investment, rather than a return of earnings or gains derived from our investment activities.

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

Although we have commenced a share repurchase program, we have discretion to not repurchase your shares or to suspend the program.

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

Volatility in the global financial markets resulting from relapse of the Eurozone crisis, geopolitical developments in Eastern Europe, turbulence in the Chinese stock markets and global commodity markets, the United Kingdom’s vote to leave the European Union or otherwise could have a material adverse effect on our business, financial condition and results of operations.

Volatility in the global financial markets could have an adverse effect on the United States and could result from a number of causes, including a relapse in the Eurozone crisis, geopolitical developments in Eastern Europe, turbulence in the Chinese stock markets and global commodity markets or otherwise. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. While the financial stability of many of such countries has improved significantly, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions.

Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. Recently, uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused disruptions in the global markets, including markets in which we participate. We cannot assure you that these market conditions will not continue or worsen in the future. Furthermore, we cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In addition, in August 2015, Chinese authorities sharply devalued China's currency. Since then, the Chinese capital markets have continued to experience periods of instability. These market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations.

The occurrence of events similar to those in recent years, such as the aftermath of the war in Iraq, instability in Afghanistan, Pakistan, Egypt, Libya, Syria, Russia, Ukraine and the Middle East, ongoing epidemics of infectious diseases in certain parts of the world, such as the previously mentioned COVID-19 outbreak, terrorist attacks in the U.S. and around the world, social and political discord, debt crises (such as the Greek crisis), sovereign debt downgrades, continued tensions between North Korea and the United States and the international community generally, new and continued political unrest in various countries, such as Venezuela, the exit or potential exit of one or more countries from the European Union (the "EU") or the Economic and Monetary Union (the "EMU"), the change in the U.S. president and the new administration, among others, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the U.S. and worldwide.

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

The occurrence of any of these above event(s) could have a significant adverse impact on the value and risk profile of the Company’s portfolio. The Company does not know how long the securities markets may be affected by similar events and cannot predict the effects of similar events in the future on the U.S. economy and securities markets. Non-investment grade and equity securities tend to be more volatile than investment-grade fixed income securities; therefore, these events and other market disruptions may have a greater impact on the prices and volatility of non-investment grade and equity securities than on investment-grade fixed income securities. There can be no assurances that similar events and other market disruptions will not have other material and adverse implications.

Should the U.S economy be adversely impacted by increased volatility in the global financial markets caused by continued contagion from the Eurozone crisis, further turbulence in Chinese stock markets and global commodity markets, Brexit, the war in Ukraine and Russia, health epidemics and pandemics or for any other reason, loan and asset growth and liquidity conditions at U.S. financial institutions, including us, may deteriorate.

The war in Ukraine and Russia may continue to have a material adverse impact on us and our portfolio companies.

On February 24, 2022, the President of Russia, Vladimir Putin, announced a military invasion of Ukraine. In response, countries worldwide, including the United States, have imposed sanctions against Russia on certain businesses and individuals, including, but not limited to, those in the banking, import and export sectors. This invasion has led, is currently leading, and for an unknown period of time will continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. These disruptions caused by the invasion have included, and may continue to include, political, social, and economic disruptions and uncertainties and material increases in certain commodity prices that may affect our business operations or the business operations of our portfolio companies.

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

Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, which has had, and may continue to have, a negative impact on our and our portfolio companies’ businesses and operations.

Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 global pandemic, the evolution of which continues to be uncertain. Recurring COVID-19 outbreaks around the world have heightened concerns relating to new and potentially more dangerous virus variants, which, if transmitted around the globe could lead to the re-introduction of restrictions that were in place in 2020, 2021, and to a lesser extent in 2022, or even the adoption of other more strict measures to combat outbreaks. Another severe outbreak of COVID-19 or another pandemic can disrupt our and our portfolio companies’ businesses and materially and adversely impact our and/or their financial results.

The COVID-19 pandemic contributed to certain conditions associated with the current macroeconomic environment and caused significant disruptions and instabilities in the global and U.S. financial markets or deteriorations in credit and financing conditions. A resurgence of COVID-19 or another pandemic with effects similar to those of COVID-19 may adversely affect our and our portfolio companies’ liquidity positions.

Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability, including during portions of the past three fiscal years. For example, between 2007 and 2009, the global capital markets experienced an extended period of disruption as evidenced by a lack of liquidity in the debt capital markets, write-offs in the financial services sector, the re-pricing of credit risk and the failure of certain major financial institutions. At that time, despite actions of the United States, federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have largely recovered from the events of 2008 and 2009, there have been continuing periods of volatility, some lasting longer than others. There can be no assurance these market conditions will not continue or worsen in the future, including as a result of inflation and rising interest rates, the war in Ukraine and Russia, and health epidemics and pandemics.

Given the extreme volatility and dislocation that the capital markets have historically experienced, many BDCs have faced, and may in the future face, a challenging environment in which to raise capital. We may in the future have difficulty accessing debt and equity capital, and a severe disruption in the global financial markets or deterioration in credit and financing conditions could have a material adverse effect on our business, financial condition and results of operations. In addition, significant changes in the capital markets, including the extreme volatility and disruption, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations. AIM monitors developments and seeks to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that it will be successful in doing so; and AIM may not timely anticipate or manage existing, new or additional risks, contingencies or developments, including regulatory developments in the current or future market environment.

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

Certain of our portfolio companies are in industries that have been impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. See “We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.”

Disruptions to the global supply chain may have an adverse impact on our portfolio companies and, in turn, harm us.

Recent supply chain disruptions, including the global microchip shortage, may have an adverse impact on the business of our portfolio companies. Potential adverse impacts to certain of our portfolio companies may include, among others, increased costs, inventory shortages, shipping and project completion delays, and inability to meet customer demand.

Risks Related to Our Investments

Our investments in portfolio companies are risky, and we could lose all or part of our investment.

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

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to, among other things, lender liability or fraudulent conveyance claims.

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

In an effort to combat inflation, the U.S. Federal Reserve has increased the federal funds rate in 2022 and is widely expected to further increase the federal funds rate in 2023. Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In this period of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, given the majority of our indebtedness bears interest at fixed rates, with the net impact being an increase to our net investment income. Conversely, if interest rates decrease we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. In the past, we have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Our portfolio primarily consists of fixed and floating rate investments. Market prices tend to fluctuate more for fixed-rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to 10 years. Market prices for debt that pays a fixed rate of return tend to decline as interest rates rise. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term, fixed-rate securities. Market prices for floating rate investments may also fluctuate in rising rate environments with prices tending to decline when credit spreads widen. A decline in the prices of the debt we own could adversely affect our net assets resulting from operations and the market price of our common shares.

Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to us. Also, an increase in interest rates available to investors could make an investment in our common shares less attractive if we are not able to pay dividends at a level that provides a similar return, which could reduce the value of our common shares.

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

The current macroeconomic environment is characterized by record-high inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, volatility in global capital markets and growing recession risk. The risks associated with our and our portfolio companies’ businesses are more severe during periods of economic slowdown or recession.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. See "Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, which has had, and may continue to have, a negative impact on our and our portfolio companies’ businesses and operations." Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods if we are required to write down the values of our investments. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

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

Technological innovations and industry disruptions may negatively impact us.

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

Affiliates of the Adviser have purchased and the Adviser and its affiliates in the future expect to purchase our shares. The Adviser and its affiliates will not acquire any shares with the intention to resell or re-distribute such shares. The purchase of shares by the Adviser and its affiliates could create certain risks, including, but not limited to, the following:

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

The Intermediary Manager is an affiliate of Apollo and will not make an independent review of us or the offering. Accordingly, you will have to rely on your own broker to make an independent review of the terms of our offering. If your broker does not conduct such a review, you will not have the benefit of an independent review of the terms of our offering. Further, the due diligence investigation of us by the Intermediary Manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker. You will not have the benefit of an independent review and investigation of our offering of the type normally performed by an unaffiliated, independent underwriter in an underwritten public securities offering. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, you will not have an independent review of our performance and the value of our common shares relative to publicly traded companies.

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

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. The use of leverage involves increased risk, including increased variability of the Company’s net income, distributions and NAV in relation to market changes. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Adviser.

We use and expect to continue to use leverage to finance our investments. The amount of leverage that we employ will depend on the Adviser’s and our Board of Trustees’ assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

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

Our credit facilities and unsecured notes impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a regulated investment company. A failure to renew our facilities or to add new or replacement debt facilities or issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition or results of operations.

The following table illustrates the effect of leverage on returns from an investment in our shares assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Portfolio (Net of Expenses) (1)	-10%	-5%	0%	5%	10%
Corresponding Return to Common Stockholders (2)	-27%	-17%	-6%	4%	15%
(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2022. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2022.
(2)
In order to compute the “Corresponding Return to Common Shareholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at December 31, 2022 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 6.05% by the approximately $2,193.6 of principal debt outstanding) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2022 to determine the “Corresponding Return to Common Shareholders.”

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

We may have difficulty sourcing investment opportunities.

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

We generally intend to distribute substantially all of our available earnings annually by paying distributions on a monthly basis, as determined by the Board of Trustees in its discretion. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. In addition, if we enter into a credit facility or any other borrowing facility, for so long as such facility is outstanding, we anticipate that we may be required by its terms to use all payments of interest and principal that we receive from our current investments as well as any proceeds received from the sale of our current investments to repay amounts outstanding thereunder, which could adversely affect our ability to make distributions.

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
iii.
issue Common Shares upon the exercise of the options we may grant to our independent trustees or future employees; or
iv.
subject to applicable law, issue Common Shares in payment of an outstanding obligation to pay fees for services rendered to us.

To the extent we issue additional Common Shares after your purchase in our offering, your percentage ownership interest in us will be diluted. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our subsidiaries.

Investing in our shares involves a high degree of risk and is highly speculative.

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
•
changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to RICs or BDCs;
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
•
uncertainty surrounding the strength of the U.S. economic recovery;
•
uncertainty between the U.S. and other countries with respect to trade policies, treaties and tariffs;
•
general economic trends and other external factors; and
•
loss of a major funding source.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, we did not own any real estate or other physical properties materially important to our operations. Our administrative and principal executive offices are located at 9 West 57th Street, New York, NY 10019, respectively. We believe that our office facilities are suitable and adequate for our business as it is currently conducted.

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

Share Issuances

The offering consists of three classes of shares of our common stock, Class S shares, Class D shares and Class I shares. The share classes have different ongoing stockholder servicing fees. Other than the differences in ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. As of March 16, 2023, there were 1,827 holders of record of our Class S common shares, 34 holders of record of our Class D common shares and 928 holders of record of our Class I common shares.

We will determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made. The following table presents our monthly NAV per share for each of the three classes of shares for the year ended December 31, 2022:

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2022	$—	$—	$25.04
February 28, 2022	24.74	—	24.74
March 31, 2022	24.71	—	24.71
April 30, 2022	24.63	—	24.63
May 31, 2022	23.72	—	23.72
June 30, 2022	22.87	—	22.87
July 31, 2022	23.43	23.43	23.43
August 31, 2022	23.55	23.55	23.55
September 30, 2022	22.97	22.97	22.97
October 31, 2022	23.07	23.07	23.07
November 30, 2022	23.13	23.13	23.13
December 31, 2022	23.20	23.20	23.20

(1) Class S commenced operations on February 1, 2022, at which time the Company first accepted subscriptions at a NAV per share of $25.04.

(2) Class D commenced operations on July 1, 2022, at which time the Company first accepted subscriptions at a NAV per share of $22.87.

Distributions

We have paid regular monthly distributions commencing with the first full calendar quarter after the escrow period concludes. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

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

The following table summarizes our distributions declared and payable for the year ended December 31, 2022 (dollars in thousands except per share amounts) by share class:

			Class S Distributions		Class D Distributions		Class I Distributions
Declaration Date	Record Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2022	January 31, 2022	March 7, 2022	$—	$—	$—	$—	$0.1045	$2,744
February 28, 2022	February 28, 2022	April 1, 2022	0.1245	22	—	—	0.1408	6,096
March 29, 2022	March 29, 2022	April 29, 2022	0.1229	225	—	—	0.1408	7,472
April 21, 2022	April 30, 2022	May 26, 2022	0.1235	426	—	—	0.1408	8,388
May 20, 2022	May 31, 2022	June 28, 2022	0.1230	576	—	—	0.1408	9,105
June 22, 2022	June 30, 2022	July 28, 2022	0.1242	717	—	—	0.1408	9,404
July 25, 2022	July 29, 2022	August 29, 2022	0.1243	842	0.1359	1	0.1408	10,013
August 23, 2022	August 31, 2022	September 28, 2022	0.1239	955	0.1358	2	0.1408	10,373
September 22, 2022	September 30, 2022	October 28, 2022	0.1243	1,119	0.1360	11	0.1408	10,767
October 21, 2022	October 31, 2022	November 25, 2022	0.1242	1,214	0.1359	11	0.1408	11,435
November 16, 2022	November 30, 2022	December 27, 2022	0.1439	1,473	0.1553	13	0.1600	13,174
December 15, 2022	December 30, 2022	January 27, 2023	0.1433	1,552	0.1551	16	0.1600	13,395
			$1.4021	$9,121	$0.8540	$54	$1.6917	$112,366

* Totals may not foot due to rounding.

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

No action is required on the part of a registered shareholder to have his, her or its cash dividend or other distribution reinvested in our shares, except shareholders in certain states. Shareholders can elect to “opt out” of the Fund’s distribution reinvestment plan in their subscription agreements (other than Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, Ohio, Oklahoma, Oregon, Texas, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan and must affirmatively opt in to participate in the plan). Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, Oklahoma, Oregon, Texas, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares. Ohio residents that own Class S or Class D Shares are not eligible to participate in our distribution reinvestment plan.

If any shareholder initially elects not to participate, they may later become a participant by subsequently completing and executing an enrollment form or any distribution authorization form as may be available from the Fund or the DST Systems Inc. (the “Plan Administrator”). Participation in the distribution reinvestment plan will begin immediately after acceptance of a participant’s subscription, enrollment or authorization. Shares will be purchased under the distribution reinvestment plan as of the first calendar day of the month following the record date of the distribution.

Share Repurchase Program

At the discretion of the Board, we have commenced a share repurchase program in which the Company may repurchase, in each quarter, up to 5% of the NAV of our common shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the 1934 Act and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

The following table further summarizes the share repurchases completed during the year ended December 31, 2022:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased	Maximum number of shares that were available for purchase under the repurchase plan
June 17, 2022	5.00%	$22.87	June 30, 2022	1,822	81,278	0.15%	2,745,085
September 13, 2022	5.00%	22.97	September 30, 2022	5,699	252,255	0.35%	3,623,806
December 14, 2022	5.00%	23.20	December 31, 2022	40,854	1,780,665	2.09%	4,264,898

Item 6. Reserved

The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890, Management's Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto in Part II, Item 8 of this Form 10-K "Consolidated Financial Statements and Supplementary Data." This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K "Risk Factors". Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under "Risk Factors" and "Cautionary Statement Regarding Forward-Looking Statements" appearing elsewhere in this Form 10-K. The year ended December 31, 2022 represents the period from January 7, 2022 (commencement of operations) to December 31, 2022.

These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Apollo Debt Solutions BDC (the “Company,” “we”, “us”, or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•
our future operating results;
•
our business prospects and the prospects of the companies in which we may invest;
•
the impact of the investments that we expect to make;
•
our ability to raise sufficient capital to execute our investment strategy;
•
general economic and political trends and other external factors, including the current COVID-19 pandemic and recent supply chain disruptions;
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
•
actual and potential conflicts of interest with Apollo Credit Management, LLC (the “Adviser”) or any of its affiliates
•
the elevating levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;
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

Overview

We are a newly organized, externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on December 4, 2020, we are externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as investment adviser with the SEC. We also have elected to be treated, and intend to qualify annually thereafter, as a RIC under the Code.

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

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support Agreement with the Adviser. For additional information see “Item 8. Consolidated Financial Statements and Supplementary Data —Notes to Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions”.

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

Portfolio and Investment Activity

Our portfolio and investment activity during the year ended December 31, 2022 was as follows:

Year Ended December 31,
(in thousands)*	2022
Investments made in portfolio companies	$6,606,772
Investments sold	(1,839,291)
Net activity before repaid investments	$4,767,481
Investments repaid	(330,946)
Net investment activity	$4,436,535

Portfolio companies at beginning of period	—
Number of new portfolio companies	203
Number of exited portfolio companies	(75)
Portfolio companies at end of period	128

Number of investments made in existing portfolio companies	—

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of December 31, 2022 was as follows:

December 31, 2022
Portfolio composition, at fair value:
First lien secured debt	99.0%
Unsecured debt	1.0%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	10.0%
Unsecured debt portfolio (2)	11.1%
Total portfolio (3)	10.1%
Interest rate type, at fair value:
Fixed rate amount	$0.1 billion
Floating rate amount	$4.2 billion
Fixed rate, as percentage of total	1.5%
Floating rate, as percentage of total	98.5%
Interest rate type, at amortized cost:
Fixed rate amount	$0.1 billion
Floating rate amount	$4.3 billion
Fixed rate, as percentage of total	2.1%
Floating rate, as percentage of total	97.9%
Weighted average spread over reference rate of all floating rate investments	5.5%

(1)
An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.
(2)
Exclusive of investments on non-accrual status. As of December 31, 2022 there were no investments on non-accrual status.
(3)
Inclusive of all income generating investments, non-income generating investments and investments on non-accrual status. As of December 31, 2022 there were no investments on non-accrual status.

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of December 31, 2022:

	December 31, 2022
Investment Ranking	Fair Value	Percentage
(in thousands)
1	$8,536	0.2%
2	4,220,721	98.0%
3	79,635	1.8%
4	—	0.0%
5	—	0.0%
Total	$4,308,892	100.0%

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, gains and losses. Changes in the economic environment, financial markets, credit worthiness of portfolio companies and any other parameters used in determining such estimates could cause actual results to differ materially. In addition to the discussion below, our critical accounting policies are further described in the notes to the consolidated financial statements.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the year ended December 31, 2022, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

PIK Income

The Company may have loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s statement of operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Fee Income

The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

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

Expenses

Expenses include management fees, performance-based incentive fees, interest expense, insurance expenses, administrative service fees, legal fees, trustees’ fees, audit and tax service expenses, third-party valuation fees and other general and administrative expenses. Expenses are recognized on an accrual basis.

Fee Waivers

The Adviser agreed to waive the management fee and incentive fee based on income through July 7, 2022. Commencing on July 7, 2022, the Adviser is entitled to management fees and performance-based incentive fees as described in “Item 8. Consolidated Financial Statements and Supplementary Data —Notes to Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions”

Expense Support

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of December 31, 2022, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

Results of Operations

On January 7, 2022, we commenced operations and accepted $657 million of subscriptions. As of December 31, 2021, we had not commenced operations and had not made any investments.

Operating results for the year ended December 31, 2022 was as follows (dollar amounts in millions):

Year Ended December 31,
2022
Total investment income	$252.3
Net expenses	104.4
Net investment income	147.9
Net realized gain (loss)	(14.9)
Net unrealized appreciation (depreciation)	(130.2)
Net increase (decrease) in net assets resulting from operations	$2.8

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

Investment Income

Investment income, was as follows (dollar amounts in millions):

Year Ended December 31,
2022
Investment Income
Interest income	$236.0
Dividend income	0.0
PIK interest income	5.5
Other income	10.8
Total investment income	$252.3

* Totals may not foot due to rounding.

For the year ended December 31, 2022, total investment income was $252.3 million, respectively, driven primarily by our deployment of capital. The size of our investment portfolio at fair value was $4.309 billion at December 31, 2022 and the weighted average yield on the debt and income producing portfolio at fair value was 10.8%.

Expenses

Expenses were as follows (dollar amounts in millions):

Year Ended December 31,
2022
Management fees	$20.9
Performance-based incentive fees	18.8
Interest and other debt expenses	69.7
Organization costs	0.9
Offering costs	2.0
Trustees' fees	0.4
Shareholder servicing fees	1.2
Administrative service expenses	2.1
Other general and administrative expenses	6.6
Total expenses	$122.6
Management and performance-based incentive fees waived	(13.7)
Expense support	(4.4)
Net Expenses	$104.4

* Totals may not foot due to rounding.

For the year ended December 31, 2022, net expenses were $104.4 million, primarily attributable to interest and other debt expenses.

Interest and other debt expenses

Total interest expense (including unused fees, amortization of deferred financing costs and accretion of net discounts on unsecured debt) of $69.7 million for the year ended December 31, 2022 was driven by $1.5 billion of average borrowings under our existing and new credit facilities at a total annualized cost of debt of 4.8%.

Management fees

For the year ended December 31, 2022, management fees were $20.9 million. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. The Adviser waived management fees through July 7, 2022, which resulted in a waiver of $8.6 million for year ended December 31, 2022.

Incentive fees

For the year ended December 31, 2022, incentive fees were $18.8 million. The Adviser waived incentive fees through July 7, 2022, which resulted in a waiver of $5.1 million for the year ended December 31, 2022.

Expense support

For the year ended December 31, 2022, the Company received $4.4 million in expense support from the Adviser. Such expenses may be subject to reimbursement from the Company in the future.

Net Realized Gain (Loss)

Net realized gain (loss) was comprised of the following (dollar amounts in millions):

Year Ended December 31,
2022
Non-controlled/non-affiliated investments	$(19.4)
Foreign currency transactions	4.0
Foreign currency forward contracts	0.5
Net realized gains (losses)	$(14.9)

* Totals may not foot due to rounding.

For the year ended December 31, 2022, we recognized gross realized gains of $130.6 million and gross realized losses of $150.0 million, resulting in net realized losses on investments of $19.4 million through our first year of operations.

Net Unrealized Gain (Loss)

Net unrealized gain (loss) was comprised of the following (dollar amounts in millions):

Year Ended December 31,
2022
Non-controlled/non-affiliated investments	$(118.6)
Foreign currency forward contracts	0.2
Foreign currency translations	(11.8)
Net unrealized gains (losses)	$(130.2)

* Totals may not foot due to rounding.

For the year ended December 31, 2022, we recognized gross unrealized gains on investments of 20.6 million and gross unrealized losses on investments of $139.2 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $118.6 million on investments through our first year of operations.

Interest Rate Swaps

The Company uses interest rate swaps to mitigate interest rate risk associated with the Company's fixed rate liabilities, and has designated certain interest rate swaps to be in a hedge accounting relationship. See “Item 8. Consolidated Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2. Significant Accounting Policies” for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship. See our schedule of investments for additional disclosure regarding these derivative instruments. See “Item 8. Consolidated Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements—Note 6. Debt and Foreign Currency Transactions and Translations” for additional disclosure regarding the carrying value of our debt.

Liquidity and Capital Resources

The Company’s liquidity and capital resources are generated and generally available through our continuous offering of common shares and debt offerings, our Senior Secured Facility (as defined in Note 6 of the consolidated financial statements), investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and repayments of senior and subordinated loans and income earned from investments.

As of December 31, 2022, we had three asset based leverage facilities, four unsecured debt issuances and one revolving credit facility outstanding. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%.

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

Debt

See Note 6 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of December 31, 2022:

	Payments Due by Period*
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$976	$—	$—	$976	$—
SPV Financing Facilities	1,073	—	—	1,073	—
Unsecured Notes	144	—	—	144	—
Total Debt Obligations	$2,193	$—	$—	$2,193	$—

* Totals may not foot due to rounding.

(1)
As of December 31, 2022, aggregate lender commitments under the Senior Secured Facility totaled $1,108.5 million of unused capacity.

Net Assets

See Note 7 to the consolidated financial statements for information on the Company’s common shares and related capital activities.

Distributions

The following table summarizes our distributions declared and payable for the year ended December 31, 2022 (dollar amounts in thousands, except per share amounts):

			Class S Distributions		Class D Distributions		Class I Distributions
Declaration Date	Record Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2022	January 31, 2022	March 7, 2022	$—	$—	$—	$—	$0.1045	$2,744
February 28, 2022	February 28, 2022	April 1, 2022	0.1245	22	—	—	0.1408	6,096
March 29, 2022	March 29, 2022	April 29, 2022	0.1229	225	—	—	0.1408	7,472
April 21, 2022	April 30, 2022	May 26, 2022	0.1235	426	—	—	0.1408	8,388
May 20, 2022	May 31, 2022	June 28, 2022	0.1230	576	—	—	0.1408	9,105
June 22, 2022	June 30, 2022	July 28, 2022	0.1242	717	—	—	0.1408	9,404
July 25, 2022	July 29, 2022	August 29, 2022	0.1243	842	0.1359	1	0.1408	10,013
August 23, 2022	August 31, 2022	September 28, 2022	0.1239	955	0.1358	2	0.1408	10,373
September 22, 2022	September 30, 2022	October 28, 2022	0.1243	1,119	0.1360	11	0.1408	10,767
October 21, 2022	October 31, 2022	November 25, 2022	0.1242	1,214	0.1359	11	0.1408	11,435
November 16, 2022	November 30, 2022	December 27, 2022	0.1439	1,473	0.1553	13	0.1600	13,174
December 15, 2022	December 30, 2022	January 27, 2023	0.1433	1,552	0.1551	16	0.1600	13,395
			$1.4021	$9,121	$0.8540	$54	$1.6917	$112,366

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the year ended December 31, 2022:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.4021	$9,121	$0.8540	$54	$1.6917	$112,366
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—
	$1.4021	$9,121	$0.8540	$54	$1.6917	$112,366

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

Share Repurchase Program

At the discretion of our Board of Trustees, the Company has commenced a share repurchase program in which it has the ability to repurchase the Company’s common shares outstanding as of the close of the previous calendar quarter. The Board of Trustees may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. Should the Board of Trustees suspend the share repurchase program, the Board of Trustees will consider whether the continued suspension of the program is in the best interests of the Company and shareholders on a quarterly basis. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

Contractual Obligations

We have entered into the Advisory Agreement with the Adviser to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. We have also entered into an Expense Support Agreement with the Adviser to provide us with support with respect to certain expenses and subject to reimbursement. Payments for investment advisory services under the Advisory Agreements, reimbursements under the Administration Agreement and support and reimbursements under the Expense Support Agreement are described in “Item 8. Consolidated Financial Statements and Supplementary Data —Notes to Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions.”

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

Off-Balance Sheet Arrangements

The Adviser has agreed to bear all expenses incurred prior to us breaking escrow for the offering, including our organization and offering expenses, through the date on which we break escrow for the initial offering of its common shares. We will be obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for the offering. The total organization and offering costs incurred through December 31, 2022 were $2.9 million.

We entered into a warehousing transaction (the “Warehousing Transaction”) whereby we agreed, subject to certain conditions, to purchase certain assets from parties unaffiliated with the Adviser. The warehousing transaction, i.e. the Facility Agreement, was designed to assist us in deploying capital upon receipt of subscriptions, and related primarily to originated or anchor investments in middle market loans. For additional information see “Item 8. Consolidated Financial Statements and Supplementary Data —Notes to Consolidated Financial Statements—Note 8. Commitment and Contingencies.”

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At December 31, 2022, management is not aware of any pending or threatened litigation.

Related-Party Transactions

We entered into a number of business relationships with affiliated or related parties, including the following:

•
Investment Advisory Agreement;
•
Administration Agreement
•
Intermediary Manager Agreement; and
•
Expense Support and Conditional Reimbursement Agreement.

In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “Item 8. Consolidated Financial Statements and Supplementary Data —Notes to Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions.”

Recent Developments

See “Item 8. Consolidated Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements—Note 10. Subsequent Events” for a summary of recent developments.

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors described in “Item 1A. Risk Factors”. See “Item 8. Consolidated Financial Statements and Supplementary Data —Notes to Consolidated Financial Statements—Note 2. Significant Accounting Policies.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by our Board of Trustees based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board of Trustees to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Notes 2 and 4 to our consolidated financial statements for the year ended December 31, 2022, for more information relating to our investment valuation.

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

As of December 31, 2022, 99% of our debt portfolio investments bore interest at variable rates, which generally are SOFR based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and substantially all are subject to certain floors. Our Senior Secured Facility and SPV Financing Facilities bear interest at SOFR rates with no interest rate floor. Our Unsecured Notes, which bear interest at fixed rates, are hedged by entering into fixed to floating interest rate swaps, in order to align the interest rates of our liabilities in our investment portfolio. As of December 31, 2022, all non-U.S. dollar LIBOR publications have been phased out. The phase out of a majority of the U.S. dollar publications is delayed until June 30, 2023. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities, or the cost of our borrowings. Please see “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies". Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities in our portfolio or the cost of our borrowings.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of December 31, 2022, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
(in millions)
Up 200 basis points	$41.4	$0.446
Up 100 basis points	20.7	0.223
Up 50 basis points	10.4	0.111
Down 50 basis points	(10.4)	(0.111)
Down 100 basis points	(20.7)	(0.223)

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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Apollo Debt Solutions BDC:

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of Apollo Debt Solutions BDC and subsidiaries (the "Company"), as of December 31, 2022 and 2021, including the consolidated schedule of investments as of December 31, 2022, and the related consolidated statement of operations, changes in net assets, cash flows, and the financial highlights for the year ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of their operations, cash flows and financial highlights for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

This financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value of Investments — Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

The Company held investments fair valued under accounting principles generally accepted in the United States of America. These investments include debt securities that consider a combination of multiple levels of market and asset specific inputs. The valuation techniques used in estimating the fair value of these investments vary and certain significant inputs used, including the discount rate, were unobservable. The fair value of the Company’s investments was $4.31 billion as of December 31, 2022.

We identified the valuation of investments as a critical audit matter because of the judgments necessary for management to select valuation techniques and to use significant unobservable inputs to estimate the fair value. This required a high degree of auditor judgement and extensive audit effort, including the need to involve fair value specialists, for certain investments, who possess significant valuation experience to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs used when performing procedures to audit management’s estimate of fair value of investments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of investments included the following, among other factors:

1.
We tested the design and implementation of controls over management’s valuation of investments, including those related to significant unobservable inputs.
2.
We evaluated and tested the related significant unobservable inputs by comparing these inputs to external sources. For a selected sample of investments, we evaluated management’s ability to estimate fair value by comparing management’s historical estimates to subsequent transactions, taking into account changes in market or investment specific conditions, where applicable.
3.
For a selected sample of investments, we performed procedures with the assistance of our fair value specialists to evaluate significant unobservable inputs and assumptions utilized.

/s/ Deloitte & Touche LLP

New York, New York

March 16, 2023

We have served as the Company's auditor since 2021.

Item 8. Consolidated Financial Statements and Supplementary Data

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	December 31, 2022	December 31, 2021

Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost —$4,427,510 and $0 at December 31, 2022 and December 31, 2021, respectively)	$4,308,892	$—
Cash and cash equivalents	47,322	50
Foreign currencies (cost — $4,312 and $0 at December 31, 2022 and December 31, 2021, respectively)	4,336	—
Receivable for investments sold	107,868	—
Interest receivable	27,753	—
Expense reimbursement receivable	4,433	—
Unrealized appreciation on foreign currency forward contracts	249	—
Other assets	5,367	—
Total assets	$4,506,220	$50

Liabilities
Debt (net of deferred financing costs of $20,508)	$2,172,620	$—
Payable for investments purchased	88,788	—
Payable for share repurchases (Note 7)	40,854	—
Distributions payable	14,964	—
Interest payable	8,611	—
Management and performance-based incentive fees payable	10,451	—
Accrued administrative services expense payable	2,101	—
Other liabilities and accrued expenses	12,898	—
Total Liabilities	$2,351,287	$—
Commitments and contingencies (Note 8)
Total Net Assets	$2,154,933	$50

Net Assets
Common shares, $0.01 par value (92,877,753 and 2,000 shares issued and outstanding, respectively)	$929	$—
Capital in excess of par value	2,270,655	50
Accumulated distributed earnings (losses)	(116,651)	—
Total Net Assets	$2,154,933	$50

Net Asset Value Per Share
Class S Shares:
Net assets	$251,223	$—
Common shares outstanding ($0.01 par value, unlimited shares authorized)	10,827,739	—
Net asset value per share	$23.20	$—
Class D Shares:
Net assets	$2,481	$—
Common shares outstanding ($0.01 par value, unlimited shares authorized)	106,943	—
Net asset value per share	$23.20	$—
Class I Shares:
Net assets	$1,901,229	$50
Common shares outstanding ($0.01 par value, unlimited shares authorized)	81,943,071	2,000
Net asset value per share	$23.20	$25.00

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except share and per share data)

Year Ended December 31,
2022
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$236,005
Payment-in-kind interest income	5,467
Dividend income	15
Other income	10,814
Total Investment Income	$252,301
Operating Expenses
Management fees	$20,929
Performance-based incentive fees	18,760
Interest and other debt expenses	69,650
Organization costs	934
Offering costs	1,968
Trustees' fees	439
Shareholder servicing fees	1,174
Administrative service expenses	2,101
Other general and administrative expenses	6,639
Total expenses	122,594
Management and performance-based incentive fees waived	(13,723)
Expense support	(4,433)
Net Expenses	$104,438
Net Investment Income	$147,863
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(19,411)
Foreign currency transactions	4,028
Foreign currency forward contracts	489
Net realized gains (losses)	(14,894)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(118,617)
Foreign currency forward contracts	249
Foreign currency translations	(11,840)
Net unrealized gains (losses)	(130,208)
Net Realized and Change in Unrealized Gains (Losses)	$(145,102)
Net Increase (Decrease) in Net Assets Resulting from Operations	$2,761

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(In thousands, except share and per share data)

Year Ended December 31,
2022
Operations
Net investment income	$147,863
Net realized gains (losses)	(14,894)
Net change in unrealized gains (losses)	(130,208)
Net Increase (Decrease) in Net Assets Resulting from Operations	$2,761

Distributions to Shareholders
Class S	$(9,121)
Class D	(54)
Class I	(112,366)
Net Decrease in Net Assets Resulting from Distributions to Shareholders	$(121,541)

Capital Share Transactions
Class S:
Proceeds from shares sold	$254,686
Repurchase of common shares, net of early repurchase deduction	(241)
Distributions reinvested	4,463
Class D:
Proceeds from shares sold	2,495
Repurchase of common shares, net of early repurchase deduction	—
Distributions reinvested	3
Class I:
Proceeds from shares sold	2,012,264
Repurchase of common shares, net of early repurchase deduction	(48,134)
Distributions reinvested	48,127
Net Increase (Decrease) from Capital Share Transactions	$2,273,663

Net Assets
Total increase (decrease) in net assets during the period	2,154,883
Net Assets, beginning of period	50
Net Assets at End of Period	$2,154,933

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands, except share and per share data)

Year Ended December 31,
2022
Operating Activities
Net increase (decrease) in net assets resulting from operations	$2,761
Net realized (gain) loss on investments	19,411
Net change in unrealized (gains) losses on investments	118,617
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(249)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	11,840
Payment-in-kind interest capitalized	(5,333)
Net accretion of discount and amortization of premium	(5,632)
Amortization of deferred financing costs	3,907
Amortization of offering costs	1,968
Purchases of investments	(6,606,772)
Proceeds from sale of investments and principal repayments	2,170,237
Changes in operating assets and liabilities:
Interest receivable	(27,753)
Receivable for investments sold	(107,868)
Expense reimbursement receivable	(4,433)
Other assets	(5,367)
Payable for investments purchased	88,788
Management and performance-based incentive fees payable	10,451
Accrued administrative services expense payable	2,101
Interest payable	8,611
Other liabilities and accrued expenses	12,898
Net Cash Used in/Provided by Operating Activities	$(4,311,817)

Financing Activities
Issuances of debt	$4,330,139
Payments of debt	(2,148,292)
Financing costs paid and deferred	(24,419)
Proceeds from issuance of common shares	2,269,445
Repurchased shares, net of early repurchase deduction paid	(7,520)
Distributions paid	(53,984)
Offering costs paid and deferred	(1,968)
Net Cash Used in/Provided by Financing Activities	$4,363,401

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash and cash equivalents and foreign currencies during the period	$51,584
Effect of foreign exchange rate changes on cash and cash equivalents	24
Cash, cash equivalents and foreign currencies at beginning of period	50
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$51,658

Supplemental Disclosure and Non-Cash Information
Cash interest paid	$57,132
Distributions payable	$14,964
Reinvestment of distributions during the period	$52,593
PIK income	$5,467

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Aerospace & Defense
MRO Holdings, Inc.
MRO Holdings, Inc.	First Lien Secured Debt	L+625, 0.50% Floor	12/18/2028	$5,000	$5,000	$4,975	(4)(8)(14)
Vertex Aerospace Services Corp.
Vertex Aerospace Services Corp.	First Lien Secured Debt	L+350, 0.75% Floor	12/6/2028	6,605	6,620	6,499	(14)
		Total Aerospace & Defense			$11,620	$11,474

Asset Backed Securities
Roaring Fork III-B, LLC
Roaring Fork III-B, LLC	First Lien Secured Debt	S+540, 0.00% Floor	7/16/2026	$48,000	$25,721	$25,241	(4)(8)(9) (11)(17)(26)
	First Lien Secured Debt	S+525, 0.00% Floor	7/16/2026	2,000	2,000	1,963	(4)(8)(9) (17)
		Total Asset Backed Securities			$27,721	$27,204

Auto Components
Mavis Tire Express Services
Mavis Tire Express Services Corp.	First Lien Secured Debt	S+400, 0.75% Floor	5/4/2028	$30,613	$30,617	$29,261	(17)
Truck Hero, Inc.
RealTruck Group, Inc.	First Lien Secured Debt	L+375, 0.75% Floor	1/31/2028	25,243	25,065	21,772	(14)
		Total Auto Components			$55,682	$51,033

Biotechnology
Azurity Pharmaceuticals, Inc.
Azurity Pharmaceuticals, Inc.	First Lien Secured Debt	L+600, 0.75% Floor	9/20/2027	$37,962	$37,036	$36,546	(4)(14)
		Total Biotechnology			$37,036	$36,546

Building Products
Cornerstone Building Brands
Cornerstone Building Brands, Inc.	First Lien Secured Debt	S+563, 0.50% Floor	8/1/2028	$56,525	$55,949	$53,557	(17)
Oldcastle Building
Oscar Acquisitionco, LLC	First Lien Secured Debt	S+450, 0.50% Floor	4/29/2029	15,960	15,440	15,157	(17)
US LBM
LBM Acquisition, LLC	First Lien Secured Debt	L+375, 0.75% Floor	12/17/2027	43,388	43,018	37,856	(14)
		Total Building Products			$114,407	$106,570

Capital Markets
Arrowhead Engineered Products Inc.
Arrowhead Holdco Company	First Lien Secured Debt	S+450, 0.75% Floor	8/31/2028	$9,925	$9,925	$9,677	(4)(17)
Edelman Financial Services
The Edelman Financial Engines Centre, LLC	First Lien Secured Debt	L+350, 0.75% Floor	4/7/2028	33,756	33,736	31,520	(14)
		Total Capital Markets			$43,661	$41,197

Chemicals
AOC
LSF11 A5 HoldCo LLC	First Lien Secured Debt	S+350, 0.50% Floor	10/15/2028	$20,852	$20,858	$20,192	(17)

Heubach
SK Neptune Husky Group Sarl	First Lien Secured Debt	S+500, 0.50% Floor	1/3/2029	9,540	9,491	7,620	(8)(17)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Solenis
Olympus Water US Holding Corporation	First Lien Secured Debt	S+450, 0.50% Floor	11/9/2028	13,476	13,277	13,106	(10)(14)
	First Lien Secured Debt	L+375, 0.50% Floor	11/9/2028	13,144	12,937	12,654	(17)
	First Lien Secured Debt - Corporate Bond	7.13%	10/1/2027	3,000	2,972	2,871
					29,186	28,631
W.R. Grace Holdings LLC
W.R. Grace Holdings LLC	First Lien Secured Debt	L+375, 0.50% Floor	9/22/2028	5,982	5,978	5,881	(14)
		Total Chemicals			$65,513	$62,324

Commercial Services & Supplies
Allied Universal
Allied Universal Holdco LLC	First Lien Secured Debt	S+375, 0.50% Floor	5/12/2028	$15,783	$15,260	$15,019	(16)
Beeline
IQN Holding Corp.	First Lien Secured Debt	S+525, 0.75% Floor	5/2/2029	61,877	61,301	60,318	(4)(17)
	First Lien Secured Debt	S+550, 0.75% Floor	5/2/2029	12,834	962	646	(4)(11)(17) (26)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	5/2/2028	5,134	(46)	(128)	(4)(5)(11) (26)
					62,217	60,836
Calypso
AxiomSL Group, Inc.	First Lien Secured Debt	L+575, 1.00% Floor	12/3/2027	14,599	14,241	14,599	(4)(14)
	First Lien Secured Debt	L+600, 1.00% Floor	12/3/2027	956	(12)	—	(4)(11)(26)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	12/3/2025	1,043	(32)	(10)	(4)(5)(11) (26)
					14,197	14,589
Garda World Security Corporation
Garda World Security Corporation	First Lien Secured Debt	L+425, 0.00% Floor	10/30/2026	24,543	24,512	23,950	(8)(14)
	First Lien Secured Debt	S+425, 0.00% Floor	2/1/2029	10,430	10,336	10,078	(8)(17)
					34,848	34,028
HKA
Mount Olympus Bidco Limited	First Lien Secured Debt	S+575, 0.50% Floor	8/9/2029	18,465	17,233	17,173	(4)(8)(9) (18)(26)
LABL, Inc.
LABL, Inc.	First Lien Secured Debt	L+500, 0.50% Floor	10/29/2028	33,640	33,794	32,042	(14)
Liberty Tire Recycling
LTR Intermediate Holdings, Inc.	First Lien Secured Debt	L+450, 1.00% Floor	5/5/2028	9,122	9,076	8,324	(14)
Profile Products LLC
Profile Products LLC	First Lien Secured Debt	L+550, 0.75% Floor	11/12/2027	4,963	4,963	4,963	(4)(14)
Public Partnerships, LLC
PPL Acquisition LLC	First Lien Secured Debt	S+625, 0.75% Floor	7/1/2028	8,836	8,621	8,659	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+625, 0.75% Floor	7/1/2028	1,000	(18)	(20)	(4)(5)(9) (11)(26)
PPL Equity LP	Preferred Equity - Preferred Stocks	N/A	N/A	50,000 Shares	50	50	(4)(9)
	Preferred Equity - Equity Unit	N/A	N/A	50,000 Shares	50	6	(4)(9)
					8,703	8,695
R. R. Donnelley
R. R. Donnelley & Sons Company	First Lien Secured Debt	S+625, 0.50% Floor	11/1/2026	168,271	166,842	165,747	(4)(9)(17)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
SAVATREE
CI (Quercus) Intermediate Holdings, LLC	First Lien Secured Debt	L+525, 0.75% Floor	10/12/2028	17,576	15,883	15,814	(4)(11)(14) (26)
	First Lien Secured Debt - Revolver	L+550, 0.75% Floor	10/12/2028	2,273	(49)	(43)	(4)(5)(11) (26)
					15,834	15,771
Tranzonic
TZ Buyer LLC	First Lien Secured Debt	S+600, 0.75% Floor	8/14/2028	9,325	7,336	7,324	(4)(9)(17) (26)
	First Lien Secured Debt - Revolver	S+600, 0.75% Floor	8/14/2028	606	(14)	(15)	(4)(5)(9) (11)(26)
TZ Parent LLC	Common Equity - Equity Unit	N/A	N/A	50 Shares	50	50	(4)(9)
					7,372	7,359
TravelCenters of America Inc
TravelCenters of America Inc	First Lien Secured Debt	L+600, 1.00% Floor	12/14/2027	19,600	19,779	19,796	(4)(8)(14)
United Site Services
PECF USS Intermediate Holding III Corporation	First Lien Secured Debt	L+425, 0.50% Floor	12/15/2028	25,245	25,336	21,101	(14)
Version 1
Investment Company 24 Bidco Limited	First Lien Secured Debt	SONIA+575, 0.00% Floor	7/11/2029	£6,559	7,615	7,692	(3)(4)(8) (9)(19)
	First Lien Secured Debt	E+575, 0.00% Floor	7/11/2029	€5,406	3,920	4,140	(3)(4)(8) (9)(22)(26)
					11,535	11,832
		Total Commercial Services & Supplies			$446,989	$437,275

Communications Equipment
Mitel Networks
MLN US Holdco LLC	First Lien Secured Debt	S+670, 1.00% Floor	10/18/2027	$38,156	$39,744	$33,673	(4)(8)(16)
	First Lien Secured Debt	S+644, 1.00% Floor	10/18/2027	6,395	6,163	6,158	(4)(8)(17)
					45,907	39,831
Ufinet
Zacapa S.a r.l.	First Lien Secured Debt	S+425, 0.50% Floor	3/22/2029	20,844	20,761	20,076	(8)(18)
		Total Communications Equipment			$66,668	$59,907

Construction & Engineering
Trench Plate Rental Co.
Trench Plate Rental Co.	First Lien Secured Debt	S+550, 1.00% Floor	12/3/2026	$45,227	$44,574	$44,549	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	12/3/2026	4,545	1,146	1,136	(4)(9)(11) (17)(26)
Trench Safety Solutions Holdings, LLC	Common Equity - Equity Unit	N/A	N/A	331 Shares	50	51	(4)(9)
		Total Construction & Engineering			$45,770	$45,736

Consumer Finance
American Express GBT
GBT Group Services B.V.	First Lien Secured Debt	L+650, 1.00% Floor	12/2/2026	$25,000	$25,231	$24,906	(8)(14)
		Total Consumer Finance			$25,231	$24,906

Containers & Packaging
Berlin Packaging L.L.C.
Berlin Packaging L.L.C.	First Lien Secured Debt	L+375, 0.50% Floor	3/11/2028	$34,648	$34,646	$33,403	(14)
BOX Partners
Bp Purchaser LLC	First Lien Secured Debt	L+550, 0.75% Floor	12/11/2028	7,444	7,444	7,444	(4)(14)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Tekni-Plex
Trident TPI Holdings, Inc.	First Lien Secured Debt	L+400, 0.50% Floor	9/15/2028	35,907	35,951	34,576	(14)
		Total Containers & Packaging			$78,041	$75,423

Diversified Consumer Services
2U
2U, Inc.	First Lien Secured Debt	L+575, 0.75% Floor	12/30/2024	$24,625	$24,226	$24,502	(4)(8)(14)
Houghton Mifflin
Houghton Mifflin Harcourt Company	First Lien Secured Debt	S+525, 0.50% Floor	4/9/2029	49,882	47,586	47,575	(17)
		Total Diversified Consumer Services			$71,812	$72,077

Diversified Financial Services
Acuity
Trident Bidco Limited	First Lien Secured Debt	S+525, 0.00% Floor	6/7/2029	$61,619	$60,358	$60,079	(4)(8)(9)
Apex Group Treasury LLC
Apex Group Treasury LLC	First Lien Secured Debt	S+500, 0.50% Floor	7/27/2028	12,500	11,751	12,188	(8)(16)
		Total Diversified Financial Services			$72,109	$72,267

Diversified Telecommunication Services
ORBCOMM, Inc.
ORBCOMM, Inc.	First Lien Secured Debt	L+425, 0.75% Floor	9/1/2028	$4,005	$4,015	$3,441	(14)
		Total Diversified Telecommunication Services			$4,015	$3,441

Electric Utilities
Congruex Group LLC
Congruex Group LLC	First Lien Secured Debt	S+575, 0.75% Floor	5/3/2029	$29,850	$29,152	$29,178	(4)(9)(17)
		Total Electric Utilities			$29,152	$29,178

Electrical Equipment
Antylia Scientific
CPI Buyer, LLC	First Lien Secured Debt	L+550, 0.75% Floor	11/1/2028	$41,407	$33,342	$32,928	(4)(14)(26)
	First Lien Secured Debt - Revolver	L+550, 0.75% Floor	10/30/2026	3,346	—	(33)	(4)(5)(11) (26)
		Total Electrical Equipment			$33,342	$32,895

Entertainment
Chernin Entertainment
Jewel Purchaser, Inc.	First Lien Secured Debt	S+550, 0.50% Floor	7/1/2027	$92,831	$90,636	$91,439	(4)(9)(17)
		Total Entertainment			$90,636	$91,439

Equity Real Estate Investment Trusts (REITs)
Oak View Group
OVG Business Services, LLC	First Lien Secured Debt	L+625, 1.00% Floor	11/20/2028	$7,444	$7,444	$7,332	(4)(14)
		Total Equity Real Estate Investment Trusts (REITs)			$7,444	$7,332

Financing
Transportation Insight
TI Intermediate Holdings, LLC	First Lien Secured Debt	L+425, 1.00% Floor	12/18/2024	$7,443	$7,443	$7,369	(4)(14)
		Total Financing			$7,443	$7,369

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Food & Staples Retailing
Rise and Brill
Ultimate Baked Goods Midco LLC	First Lien Secured Debt	L+650, 1.00% Floor	8/13/2027	$8,300	$8,062	$8,019	(4)(9)(14)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	8/13/2027	1,016	226	232	(4)(9)(11) (14)(26)
		Total Food & Staples Retailing			$8,288	$8,251

Food Products
Tate & Lyle
Primary Products Finance LLC	First Lien Secured Debt	S+400, 0.50% Floor	4/1/2029	$11,008	$11,018	$10,853	(17)
		Total Food Products			$11,018	$10,853

Health Care Equipment & Supplies
Embecta Corp.
Embecta Corp.	First Lien Secured Debt - Corporate Bond	5.00%	2/15/2030	$7,500	$6,860	$6,319
Treace Medical Concepts, Inc.
Treace Medical Concepts, Inc.	First Lien Secured Debt	S+600, 1.00% Floor	4/1/2027	17,500	7,259	7,028	(4)(8)(9) (16)(26)
	First Lien Secured Debt - Revolver	S+400, 1.00% Floor	4/1/2027	1,500	200	178	(4)(8)(9) (11)(16)(26)
					7,459	7,206
		Total Health Care Equipment & Supplies			$14,319	$13,525

Health Care Providers & Services
Advarra Holdings, Inc.
Advarra Holdings, Inc.	First Lien Secured Debt	S+575, 0.75% Floor	8/24/2029	$200,000	$180,135	$180,424	(4)(9)(11) (17)(26)
Affordable Care
ACI Group Holdings, Inc.	First Lien Secured Debt	L+450, 0.75% Floor	8/2/2028	4,962	4,962	4,863	(4)(14)
Athenahealth
Athenahealth Group Inc.	First Lien Secured Debt	S+350, 0.50% Floor	2/15/2029	50,532	43,660	40,215	(11)(17) (26)
CoreTrust
Coretrust Purchasing Group LLC	First Lien Secured Debt	S+675, 0.75% Floor	10/1/2029	32,526	31,575	31,551	(4)(17)
	First Lien Secured Debt	S+675, 0.75% Floor	9/30/2029	4,737	(69)	(142)	(4)(5)(11) (26)
	First Lien Secured Debt - Revolver	S+675, 0.75% Floor	9/30/2029	4,737	(137)	(142)	(4)(5)(11) (26)
					31,369	31,267
Dental Care Alliance
DCA Investment Holding LLC	First Lien Secured Debt	S+600, 0.75% Floor	4/3/2028	2,479	2,479	2,479	(4)(17)
Eating Recovery Center
ERC Topco Holdings, LLC	First Lien Secured Debt	L+550, 0.75% Floor	11/10/2028	40,250	35,297	34,089	(4)(11)(14) (26)
	First Lien Secured Debt - Revolver	L+550, 0.75% Floor	11/10/2027	3,195	1,970	1,843	(4)(11)(14) (26)
					37,267	35,932
Gateway US Holdings, Inc.
Gateway US Holdings, Inc.	First Lien Secured Debt	S+650, 0.75% Floor	9/22/2026	89,227	84,784	84,289	(4)(11)(17) (26)
	First Lien Secured Debt	S+550, 0.75% Floor	9/22/2026	3,402	2,824	2,797	(4)(11)(17) (26)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	9/22/2026	2,629	1,427	1,407	(4)(11)(17) (26)
					89,035	88,493

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except per share data)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Medical Solutions Holdings, Inc.
Medical Solutions Holdings, Inc.	First Lien Secured Debt	L+350, 0.50% Floor	11/1/2028	8,906	8,917	8,372	(14)
Practice Plus Group
Practice Plus Group Bidco Limited / Practice Plus Group Holdings Limited	First Lien Secured Debt	SONIA+650, 0.50% Floor	11/18/2029	£10,000	11,562	11,757	(3)(4)(8) (9)(19)
Smile Brands Inc.
Smile Brands Inc.	First Lien Secured Debt	L+475, 1.00% Floor	10/12/2024	7,443	7,443	7,332	(4)(14)
Thrive Pet Healthcare
Pathway Vet Alliance LLC	First Lien Secured Debt	L+375, 0.00% Floor	3/31/2027	29,207	29,163	24,643	(14)
Tivity Health, Inc.
Tivity Health, Inc.	First Lien Secured Debt	S+600, 0.75% Floor	6/28/2029	114,713	113,066	112,992	(4)(9)(17)
		Total Health Care Providers & Services			$559,058	$548,769

Health Care Technology
eResearchTechnology, Inc.
eResearchTechnology, Inc.	First Lien Secured Debt	L+450, 1.00% Floor	2/4/2027	$29,636	$29,103	$26,242	(14)
Wellsky
Project Ruby Ultimate Parent Corp.	First Lien Secured Debt	S+575, 0.75% Floor	3/10/2028	53,366	51,851	51,365	(4)(17)
		Total Health Care Technology			$80,954	$77,607

Hotels, Restaurants & Leisure
Fertitta Entertainment LLC/NV
Fertitta Entertainment LLC/NV	First Lien Secured Debt	S+400, 0.50% Floor	1/27/2029	$18,168	$18,233	$17,313	(17)
PARS Group LLC
PARS Group LLC	First Lien Secured Debt	S+675, 1.50% Floor	4/3/2028	10,000	8,916	8,898	(4)(9)(16) (26)
		Total Hotels, Restaurants & Leisure			$27,149	$26,211

Household Durables
Ergotron
Ergotron Acquisition, LLC	First Lien Secured Debt	S+575, 0.75% Floor	7/6/2028	$9,925	$9,739	$9,727	(4)(17)
Ergotron Investments, LLC	Common Equity - Equity Unit	N/A	N/A	500 Shares	50	54	(4)
		Total Household Durables			$9,789	$9,781

Household Products
Advantice Health
Jazz AH Holdco, LLC	First Lien Secured Debt	S+500, 0.75% Floor	4/3/2028	$9,182	$7,182	$6,901	(4)(11)(17) (26)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	4/3/2028	800	286	275	(4)(11)(17) (26)
					7,468	7,176
Vita Global
Vita Global FinCo Limited	First Lien Secured Debt	SONIA+700, 0.00% Floor	7/6/2027	£17,857	24,170	21,049	(3)(4)(8) (19)
		Total Household Products			$31,638	$28,225

Insurance
Alera Group, Inc.
Alera Group, Inc.	First Lien Secured Debt	S+650, 0.75% Floor	10/2/2028	$39,929	$27,438	$27,449	(4)(9)(11) (17)(26)
	First Lien Secured Debt	S+600, 0.75% Floor	10/2/2028	16,605	16,213	16,275	(4)(9)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except per share data)

43,651	43,724

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Asurion
Asurion, LLC	First Lien Secured Debt	L+325, 0.00% Floor	12/23/2026	15,394	15,311	13,773	(14)
	First Lien Secured Debt	L+325, 0.00% Floor	7/31/2027	11,136	11,124	9,751	(14)
					26,435	23,524

Howden Group
Hyperion Refinance Sarl	First Lien Secured Debt	S+525, 0.75% Floor	11/12/2027	103,000	29,435	29,417	(4)(8)(17) (26)
Patriot Growth Insurance Services, LLC
Patriot Growth Insurance Services, LLC	First Lien Secured Debt	L+550, 0.75% Floor	10/16/2028	32,469	32,469	32,469	(4)(14)
	First Lien Secured Debt - Revolver	L+550, 0.75% Floor	10/16/2028	2,311	—	—	(4)(11)(26)
					32,469	32,469
Risk Strategies
RSC Acquisition Inc	First Lien Secured Debt	S+550, 0.75% Floor	10/30/2026	26,982	7,725	7,611	(4)(11)(17) (26)
		Total Insurance			$139,715	$136,745

Internet & Direct Marketing Retail
Delivery Hero
Delivery Hero Finco Germany GmbH	First Lien Secured Debt	E+575, 0.00% Floor	8/12/2027	€79,000	$81,919	$82,451	(3)(4)(8) (9)(21)
Delivery Hero SE	First Lien Secured Debt	S+575, 0.50% Floor	8/12/2027	17,870	17,514	17,289	(8)(9)(17)
					99,433	99,740
Stamps.com
Auctane, Inc.	First Lien Secured Debt	L+575, 0.75% Floor	10/5/2028	32,256	31,712	32,256	(4)(9)(14)
		Total Internet & Direct Marketing Retail			$131,145	$131,996

IT Services
Anaplan, Inc.
Anaplan, Inc.	First Lien Secured Debt	S+650, 0.75% Floor	6/21/2029	$146,692	$143,914	$143,758	(4)(17)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	6/21/2028	9,073	(166)	(181)	(4)(5)(11) (26)
					143,748	143,577
Genesys Cloud
Greeneden U.S. Holdings II, LLC	First Lien Secured Debt	L+400, 0.75% Floor	12/1/2027	40,351	40,240	38,813	(14)
Peraton Corp.
Peraton Corp.	First Lien Secured Debt	L+375, 0.75% Floor	2/1/2028	32,599	32,573	31,852	(14)
Virtusa
Virtusa Corporation	First Lien Secured Debt	S+375, 0.75% Floor	2/15/2029	18,547	18,385	17,968	(17)
		Total IT Services			$234,946	$232,210

Machinery
Charter Next Generation, Inc.
Charter Next Generation, Inc.	First Lien Secured Debt	L+375, 0.75% Floor	12/1/2027	$14,888	$14,898	$14,486	(14)
Pro Mach Group, Inc.
Pro Mach Group, Inc.	First Lien Secured Debt	L+400, 1.00% Floor	8/31/2028	31,241	31,223	30,450	(14)
	First Lien Secured Debt	S+500, 0.50% Floor	8/31/2028	2,514	2,388	2,438	(16)
					33,611	32,888

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)		Cost (27)	Fair Value (1)(28)
Safe Fleet Holdings LLC
Safe Fleet Holdings LLC	First Lien Secured Debt	S+500, 0.50% Floor	2/23/2029		6,468	6,280	6,370	(17)
SPX Flow, Inc.
SPX Flow, Inc.	First Lien Secured Debt	S+450, 0.50% Floor	4/5/2029		9,956	9,398	9,301	(17)
	Unsecured Debt - Corporate Bond	8.75%	4/1/2030		6,255	5,973	4,941
						15,371	14,242
		Total Machinery				$70,160	$67,986

Media
Advantage Sales
Advantage Sales & Marketing Inc.	First Lien Secured Debt	L+450, 0.75% Floor	10/28/2027		$29,983	$30,059	$24,886	(8)(14)
American Media
Accelerate360 Holdings, LLC	First Lien Secured Debt	S+550, 1.00% Floor	2/11/2027		75,777	75,777	75,398	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	2/11/2027		26,908	15,696	15,562	(4)(9)(11) (17)(26)
						91,473	90,960
Associations Inc.
Associations Inc.	First Lien Secured Debt	S+400 Cash plus 2.50% PIK	7/2/2027		15,225	15,087	15,073	(4)(16)(17)
	First Lien Secured Debt	S+625 Cash plus 2.50% PIK	7/2/2027		979	970	969	(4)(16)
						16,057	16,042
Charter Communications
CCO Holdings LLC / CCO Holdings Capital Corp	Unsecured Debt - Corporate Bond	4.75%	2/1/2032		10,500	9,396	8,536
Gannett Co., Inc.
Gannett Holdings, LLC	First Lien Secured Debt	L+500, 0.50% Floor	10/15/2026		64,185	63,981	63,703	(8)(13)
	First Lien Secured Debt - Corporate Bond	6.00%	11/1/2026		16,000	12,526	13,157	(8)
						76,507	76,860
Material Holdings, LLC
Material Holdings, LLC	First Lien Secured Debt	S+600, 0.75% Floor	8/19/2027		7,443	7,443	7,295	(4)(16)
McGraw Hill
McGraw-Hill Education, Inc.	First Lien Secured Debt	L+475, 0.50% Floor	7/28/2028		49,874	48,645	47,068	(14)
		Total Media				$279,580	$271,647

Paper & Forest Products
Ahlstrom-Munksjö
Ahlstrom-Munksjo Holding 3 Oy	First Lien Secured Debt	L+375, 0.75% Floor	2/4/2028		$22,459	$22,448	$21,561	(8)(14)
		Total Paper & Forest Products				$22,448	$21,561

Personal Products
Greencross
Vermont Aus Pty Ltd	First Lien Secured Debt	S+550, 0.75% Floor	3/23/2028		$103,039	$100,728	$98,917	(4)(8)(9) (17)
	First Lien Secured Debt	BBSW+575, 0.75% Floor	3/23/2028	A$	9,925	7,196	6,521	(3)(4)(8) (9)(20)
						107,924	105,438

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Heat Makes Sense
Heat Makes Sense Shared Services, LLC	First Lien Secured Debt	S+550, 0.75% Floor	7/1/2029	8,313	8,151	8,146	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	7/1/2028	1,617	293	291	(4)(9)(11) (17)(26)
Ishtar Co-Invest-B LP	Common Equity - Stock	N/A	N/A	38,889 Shares	39	39	(4)(9)
Oshun Co-Invest-B LP	Common Equity - Stock	N/A	N/A	11,111 Shares	11	11	(4)(9)
					8,494	8,487
VFS Global
Speed Midco 3 S.A R.L.	First Lien Secured Debt	E+700, 0.00% Floor	5/16/2029	€111,776	114,128	118,155	(3)(4)(8) (9)(22)
	First Lien Secured Debt	SONIA+750, 0.00% Floor	5/16/2029	£22,059	26,523	26,269	(3)(4)(8) (9)(19)
					140,651	144,424
		Total Personal Products			$257,069	$258,349

Pharmaceuticals
Bausch Health
Bausch Health Companies Inc.	First Lien Secured Debt	S+525, 0.50% Floor	2/1/2027	$41,928	$40,167	$32,424	(8)(17)
Galderma
Sunshine Luxembourg VII SARL	First Lien Secured Debt	L+375, 0.75% Floor	10/1/2026	16,502	16,111	15,835	(8)(15)
KEPRO
CNSI Holdings, LLC	First Lien Secured Debt	S+650, 0.50% Floor	12/17/2028	36,000	34,753	34,740	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+650, 0.50% Floor	12/17/2027	4,000	(138)	(140)	(4)(5)(9) (11)(26)
					34,615	34,600
Pacira Biosciences, Inc.
Pacira Biosciences, Inc.	First Lien Secured Debt	S+700, 0.75% Floor	12/7/2026	2,500	2,438	2,468	(8)(10)(17)
		Total Pharmaceuticals			$93,331	$85,327

Professional Services
Kroll
Deerfield Dakota Holding, LLC	First Lien Secured Debt	S+375, 1.00% Floor	4/9/2027	$27,307	$27,323	$25,549	(17)
		Total Professional Services			$27,323	$25,549

Real Estate Management & Development
3Phase Elevator
Polyphase Elevator Holding Company	First Lien Secured Debt	S+550, 1.00% Floor	6/23/2027	$3,474	$3,474	$3,474	(4)(16)
Pritchard Industries, LLC
Pritchard Industries, LLC	First Lien Secured Debt	S+550, 0.75% Floor	10/13/2027	6,451	6,451	6,290	(4)(18)
WeWork Companies LLC
WeWork Companies LLC	First Lien Secured Debt	S+650, 0.75% Floor	11/30/2023	100,000	99,554	99,500	(4)(8)(17)
		Total Real Estate Management & Development			$109,479	$109,264

Road & Rail
PODS, LLC
PODS, LLC	First Lien Secured Debt	L+300, 0.75% Floor	3/31/2028	$10,596	$10,606	$10,027	(14)
		Total Road & Rail			$10,606	$10,027

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Software
Access Group
Armstrong Bidco Limited	First Lien Secured Debt	SONIA+525, 0.00% Floor	6/28/2029	£42,000	$46,163	$46,116	(3)(4)(8) (11)(19)(26)
Avalara, Inc.
Avalara, Inc.	First Lien Secured Debt	S+725, 0.75% Floor	10/19/2028	136,364	133,037	132,955	(4)(17)
	First Lien Secured Debt - Revolver	S+725, 0.75% Floor	10/19/2028	13,636	(330)	(341)	(4)(5)(11) (26)
					132,707	132,614
BMC Software
Boxer Parent Company Inc.	First Lien Secured Debt	L+375, 0.00% Floor	10/2/2025	26,263	26,270	25,204	(14)
DigiCert
Dcert Buyer, Inc.	First Lien Secured Debt	S+400, 0.00% Floor	10/16/2026	36,757	36,731	35,540	(16)
Flexera Software LLC
Flexera Software LLC	First Lien Secured Debt	L+375, 0.75% Floor	3/3/2028	30,488	30,533	29,326	(14)
Imperva, Inc.
Imperva, Inc.	First Lien Secured Debt	L+400, 1.00% Floor	1/12/2026	47,786	47,776	39,304	(14)
Infoblox
Delta Topco, Inc.	First Lien Secured Debt	S+375, 0.75% Floor	12/1/2027	29,068	29,041	26,888	(17)
Medallia
Medallia, Inc.	First Lien Secured Debt	L+600 Cash plus 0.75% PIK	10/29/2028	36,423	35,651	36,241	(4)(9)(14)
Ping Identity
Ping Identity Holding Corp.	First Lien Secured Debt	S+700, 0.75% Floor	10/17/2029	22,727	22,171	22,159	(4)(16)
	First Lien Secured Debt - Revolver	S+700, 0.75% Floor	10/17/2028	2,273	(55)	(57)	(4)(5)(11) (26)
					22,116	22,102
Relativity ODA LLC
Relativity ODA LLC	First Lien Secured Debt	L+650 Cash plus 1.00% PIK	5/12/2027	28,631	27,646	27,486	(4)(14)
	First Lien Secured Debt - Revolver	L+650 Cash plus 1.00% PIK	5/12/2027	2,500	(58)	(100)	(4)(5)(11) (26)
					27,588	27,386
Solera, LLC
Polaris Newco, LLC	First Lien Secured Debt	L+400, 0.50% Floor	6/2/2028	49,944	50,010	45,730	(14)
Sovos Compliance, LLC
Sovos Compliance, LLC	First Lien Secured Debt	L+450, 0.50% Floor	8/11/2028	5,187	5,179	4,792	(14)
Tibco Software Inc.
TIBCO Software Inc.	First Lien Secured Debt	S+450, 0.50% Floor	9/29/2028	50,000	43,500	44,625	(17)
	First Lien Secured Debt	S+450, 0.50% Floor	3/30/2029	28,179	25,672	25,229	(17)
					69,172	69,854
Zendesk, Inc.
Zendesk, Inc.	First Lien Secured Debt	S+650, 0.75% Floor	11/22/2028	207,880	162,616	162,562	(4)(9)(17) (26)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	11/22/2028	17,120	(336)	(342)	(4)(5)(9) (11)(26)
					162,280	162,220
		Total Software			$721,217	$703,317

Special Purpose Entity
48forty Solutions
Alpine Acquisition Corp II	First Lien Secured Debt	S+550, 1.00% Floor	11/30/2026	$7,463	$7,463	$7,351	(4)(17)
		Total Special Purpose Entity			$7,463	$7,351

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)		Cost (27)	Fair Value (1)(28)
Specialty Retail
Carvana Co.
Carvana Co.	Unsecured Debt - Corporate Bond	10.25%	5/1/2030		$56,858	$51,863	$26,904	(8)
	Unsecured Debt - Corporate Bond	4.88%	9/1/2029		3,300	2,044	1,284	(8)
						53,907	28,188
Petco
Petco Health and Wellness Company, Inc.	First Lien Secured Debt	S+325, 0.75% Floor	3/3/2028		12,400	12,441	12,052	(8)(16)
PetSmart LLC
PetSmart LLC	First Lien Secured Debt	L+375, 0.75% Floor	2/11/2028		9,875	9,881	9,698	(8)(14)
		Total Specialty Retail				$76,229	$49,938

Technology Hardware, Storage & Peripherals
Forterro
Yellow Castle AB	First Lien Secured Debt	E+550, 0.00% Floor	7/9/2029		€9,802	$9,728	$10,177	(3)(4)(8) (22)
	First Lien Secured Debt	SARON+550, 0.00% Floor	7/9/2029	₣	3,296	3,304	3,457	(3)(4)(8) (23)
	First Lien Secured Debt	STIBOR+550, 0.00% Floor	7/9/2029	kr	34,792	3,226	3,234	(3)(4)(8) (24)
	First Lien Secured Debt	E+550, 0.00% Floor	7/7/2029		€8,445	3,090	3,194	(3)(4)(8) (22)(26)
		Total Technology Hardware, Storage & Peripherals				$19,348	$20,062

Textiles, Apparel & Luxury Goods
Claire's Stores, Inc.
Claire's Stores, Inc.	First Lien Secured Debt	L+650, 0.00% Floor	12/18/2026		$12,018	$11,846	$10,862	(14)
Iconix Brand Group
IBG Borrower LLC	First Lien Secured Debt	S+600, 1.00% Floor	8/22/2029		42,808	41,777	41,952	(4)(9)(17)
		Total Textiles, Apparel & Luxury Goods				$53,623	$52,814

Transportation Infrastructure
Alliance Ground International
AGI-CFI Holdings, Inc.	First Lien Secured Debt	S+575, 0.75% Floor	6/11/2027		$9,950	$9,765	$9,851	(4)(17)
	First Lien Secured Debt	S+550, 0.75% Floor	6/11/2027		7,443	7,443	7,369	(4)
						17,208	17,220
Swissport
Radar Bidco S.a.r.l.	First Lien Secured Debt	E+725, 0.00% Floor	9/30/2027		€85,000	80,115	88,714	(3)(4)(8)(9) (22)
		Total Transportation Infrastructure				$97,323	$105,934

		Total Investments before Cash Equivalents				$4,427,510	$4,308,892	(2)(6)(25)
State Street Institutional US Government Money Market Fund						4	4	(7)
		Total Investments after Cash Equivalents				$4,427,514	$4,308,896

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except per share data)

Derivative Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Footnote Reference
Interest rate swap (a)	4.02%	3-month SOFR	12/21/2025	$62,000	Note 5
Interest rate swap (a)	3.97%	3-month SOFR	1/19/2026	38,000	Note 5
Interest rate swap (b)	3.67%	3-month SOFR	12/21/2027	82,000	Note 5
Interest rate swap (b)	3.65%	3-month SOFR	1/19/2028	18,000	Note 5
(a)
Bears interest at a rate determined by three-month SOFR. The interest rate locked two business days prior to settlement of the interest rate swaps. The three-month SOFR is 4.59% on December 31, 2022.
(b)
Bears interest at a rate determined by three-month SOFR. The interest rate swaps have not yet settled, so the interest rate has not yet been determined and accruals have not commenced.

Derivative Instrument	Settlement Date	Notional amount to be purchased	Notional amount to be sold		Footnote Reference
Foreign currency forward contract	3/15/2023	$3,440	₣	3,160	Note 5
Foreign currency forward contract	3/15/2023	1,903		€1,790	Note 5
Foreign currency forward contract	3/31/2023	10,562		€9,820	Note 5
Foreign currency forward contract	3/15/2023	14,813		£12,010	Note 5

______________________________________

(1)
Fair value is determined in good faith by or under the direction of the Board of Trustees of the Company (See Note 2 to the consolidated financial statements).
(2)
Aggregate gross unrealized gain and loss for federal income tax purposes is $9,946 and $135,828, respectively. Net unrealized loss is $125,882 based on a tax cost of $4,433,623.
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
(8)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2022, non-qualifying assets represented approximately 26.73% of the total assets of the Company.

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except per share data)

(9)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so. (See to the consolidated financial statements for discussion of the exemptive order from the SEC.)
(10)
These debt investments are not pledged as collateral under any of the Company's credit facilities (see Note 6). For other debt investments that are pledged to the Company's credit facilities, a single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.
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
(13)
The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2022 was 4.39%
(14)
The interest rate on these loans is subject to 3 months LIBOR, which as of December 31, 2022 was 4.77%
(15)
The interest rate on these loans is subject to 6 months LIBOR, which as of December 31, 2022 was 5.14%
(16)
The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2022 was 4.36%
(17)
The interest rate on these loans is subject to 3 months SOFR, which as of December 31, 2022 was 4.59%
(18)
The interest rate on these loans is subject to 6 months SOFR, which as of December 31, 2022 was 4.78%
(19)
The interest rate on these loans is subject to SONIA, which as of December 31, 2022 was 3.43%
(20)
The interest rate on these loans is subject to 3 months BBSW, which as of December 31, 2022 was 3.26%
(21)
The interest rate on these loans is subject to 3 months EURIBOR, which as of December 31, 2022 was 2.13%
(22)
The interest rate on these loans is subject to 6 months EURIBOR, which as of December 31, 2022 was 2.69%
(23)
The interest rate on these loans is subject to Swiss Average Rate Overnight (SARON), which as of December 31, 2022 was 0.94%
(24)
The interest rate on these loans is subject to 6 months Stockholm Interbank Offered Rate (STIBOR), which as of December 31, 2022 was 3.09%
(25)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of December 31, 2022, all of the company's investments were non-controlled, non-affiliated.

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except per share data)

(26)
As of December 31, 2022, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, related to certain portfolio companies.

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Accelerate360 Holdings, LLC	$26,908	$(15,696)	$11,212	$—	$—	$11,212
Advarra Holdings, Inc.	16,576	—	16,576	—	—	16,576
Alera Group, Inc.	11,733	—	11,733	—	—	11,733
Anaplan, Inc.	9,073	—	9,073	—	—	9,073
Armstrong Bidco Limited*	3,898	—	3,898	—	—	3,898
Athenahealth Group Inc.	5,516	—	5,516	—	—	5,516
Avalara, Inc.	13,636	—	13,636	—	—	13,636
AxiomSL Group, Inc.	2,000	—	2,000	—	—	2,000
CI (Quercus) Intermediate Holdings, LLC	3,705	—	3,705	—	—	3,705
CNSI Holdings, LLC	4,000	—	4,000	—	—	4,000
CPI Buyer, LLC	11,411	—	11,411	—	—	11,411
Coretrust Purchasing Group LLC (HPG Enterprises LLC)	9,474	—	9,474	—	—	9,474
ERC Topco Holdings, LLC	8,148	(1,970)	6,178	—	4,953	1,225
Gateway US Holdings, Inc.	6,783	(1,446)	5,337	—	3,600	1,737
Heat Makes Sense Shared Services, LLC	1,617	(323)	1,293	—	—	1,293
Hyperion Refinance Sarl	72,983	—	72,983	—	—	72,983
IQN Holding Corp.	17,001	—	17,001	—	—	17,001
Investment Company 24 Bidco Limited*	1,474	—	1,474	—	—	1,474
Jazz AH Holdco, LLC	2,800	(300)	2,500	—	—	2,500
Mount Olympus Bidco Limited	831	—	831	—	—	831
PARS Group LLC	952	—	952	—	—	952
PPL Acquisition LLC	1,000	—	1,000	—	—	1,000
Patriot Growth Insurance Services, LLC	2,311	—	2,311	—	—	2,311
Ping Identity Holding Corp.	2,273	—	2,273	—	—	2,273
RSC Acquisition Inc	19,085	—	19,085	—	—	19,085
Relativity ODA LLC	2,500	—	2,500	—	—	2,500
Roaring Fork III-B, LLC	21,871	—	21,871	—	—	21,871

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except per share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
TZ Buyer LLC	2,374	—	2,374	—	—	2,374
Treace Medical Concepts, Inc.	11,708	—	11,708	—	5,833	5,875
Trench Plate Rental Co.	4,545	(200)	4,345	—	—	4,345
Ultimate Baked Goods Midco LLC	1,016	(1,205)	(188)	—	—	(188)
Yellow Castle AB*	5,574	(267)	5,308	—	—	5,308
Zendesk, Inc.	58,696	—	58,696	—	—	58,696
Total	$363,472	$(21,407)	$342,064	$—	$14,386	$327,678

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except per share data)

(27)
The following shows the composition of the Company’s portfolio at cost by investment type and industry as of December 31, 2022:

Industry	First Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total
Aerospace & Defense	$11,620	$—	$—	$—	$11,620
Asset Backed Securities	27,721	—	—	—	27,721
Auto Components	55,682	—	—	—	55,682
Biotechnology	37,036	—	—	—	37,036
Building Products	114,407	—	—	—	114,407
Capital Markets	43,661	—	—	—	43,661
Chemicals	65,513	—	—	—	65,513
Commercial Services & Supplies	446,839	—	100	50	446,989
Communications Equipment	66,668	—	—	—	66,668
Construction & Engineering	45,720	—	—	50	45,770
Consumer Finance	25,231	—	—	—	25,231
Containers & Packaging	78,041	—	—	—	78,041
Diversified Consumer Services	71,812	—	—	—	71,812
Diversified Financial Services	72,109	—	—	—	72,109
Diversified Telecommunication Services	4,015	—	—	—	4,015
Electric Utilities	29,152	—	—	—	29,152
Electrical Equipment	33,342	—	—	—	33,342
Entertainment	90,636	—	—	—	90,636
Equity Real Estate Investment Trusts (REITs)	7,444	—	—	—	7,444
Financing	7,443	—	—	—	7,443
Food & Staples Retailing	8,288	—	—	—	8,288
Food Products	11,018	—	—	—	11,018
Health Care Equipment & Supplies	14,319	—	—	—	14,319
Health Care Providers & Services	559,058	—	—	—	559,058
Health Care Technology	80,954	—	—	—	80,954
Hotels, Restaurants & Leisure	27,149	—	—	—	27,149
Household Durables	9,739	—	—	50	9,789
Household Products	31,638	—	—	—	31,638
Insurance	139,715	—	—	—	139,715
Internet & Direct Marketing Retail	131,145	—	—	—	131,145
IT Services	234,946	—	—	—	234,946
Machinery	64,187	5,973	—	—	70,160
Media	270,184	9,396	—	—	279,580
Paper & Forest Products	22,448	—	—	—	22,448
Personal Products	257,019	—	—	50	257,069
Pharmaceuticals	93,331	—	—	—	93,331
Professional Services	27,323	—	—	—	27,323

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except per share data)

Industry	First Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total
Real Estate Management & Development	109,479	—	—	—	109,479
Road & Rail	10,606	—	—	—	10,606
Software	721,217	—	—	—	721,217
Special Purpose Entity	7,463	—	—	—	7,463
Specialty Retail	22,322	53,907	—	—	76,229
Technology Hardware, Storage & Peripherals	19,348	—	—	—	19,348
Textiles, Apparel & Luxury Goods	53,623	—	—	—	53,623
Transportation Infrastructure	97,323	—	—	—	97,323
Total	$4,357,934	$69,276	$100	$200	$4,427,510

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except per share data)

(28)
The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of December 31, 2022:

Industry	First Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total	% of Net Assets
Aerospace & Defense	$11,474	$—	$—	$—	$11,474	0.5%
Asset Backed Securities	27,204	—	—	—	27,204	1.3%
Auto Components	51,033	—	—	—	51,033	2.4%
Biotechnology	36,546	—	—	—	36,546	1.7%
Building Products	106,570	—	—	—	106,570	4.9%
Capital Markets	41,197	—	—	—	41,197	1.9%
Chemicals	62,324	—	—	—	62,324	2.9%
Commercial Services & Supplies	437,169	—	56	50	437,275	20.3%
Communications Equipment	59,907	—	—	—	59,907	2.8%
Construction & Engineering	45,685	—	—	51	45,736	2.1%
Consumer Finance	24,906	—	—	—	24,906	1.2%
Containers & Packaging	75,423	—	—	—	75,423	3.5%
Diversified Consumer Services	72,077	—	—	—	72,077	3.3%
Diversified Financial Services	72,267	—	—	—	72,267	3.4%
Diversified Telecommunication Services	3,441	—	—	—	3,441	0.2%
Electric Utilities	29,178	—	—	—	29,178	1.4%
Electrical Equipment	32,895	—	—	—	32,895	1.5%
Entertainment	91,439	—	—	—	91,439	4.2%
Equity Real Estate Investment Trusts (REITs)	7,332	—	—	—	7,332	0.3%
Financing	7,369	—	—	—	7,369	0.3%
Food & Staples Retailing	8,251	—	—	—	8,251	0.4%
Food Products	10,853	—	—	—	10,853	0.5%
Health Care Equipment & Supplies	13,525	—	—	—	13,525	0.6%
Health Care Providers & Services	548,769	—	—	—	548,769	25.5%
Health Care Technology	77,607	—	—	—	77,607	3.6%
Hotels, Restaurants & Leisure	26,211	—	—	—	26,211	1.2%
Household Durables	9,727	—	—	54	9,781	0.5%
Household Products	28,225	—	—	—	28,225	1.3%
Insurance	136,745	—	—	—	136,745	10.8%
Internet & Direct Marketing Retail	131,996	—	—	—	131,996	6.3%
IT Services	232,210	—	—	—	232,210	6.1%
Machinery	63,045	4,941	—	—	67,986	3.2%
Media	263,111	8,536	—	—	271,647	12.6%
Paper & Forest Products	21,561	—	—	—	21,561	1.0%
Personal Products	258,299	—	—	50	258,349	12.0%
Pharmaceuticals	85,327	—	—	—	85,327	4.0%
Professional Services	25,549	—	—	—	25,549	1.2%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except per share data)

Industry	First Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total	% of Net Assets
Real Estate Management & Development	$109,264	$—	$—	$—	$109,264	5.1%
Road & Rail	10,027	—	—	—	10,027	0.5%
Software	703,317	—	—	—	703,317	32.6%
Special Purpose Entity	7,351	—	—	—	7,351	0.3%
Specialty Retail	21,750	28,188	—	—	49,938	2.3%
Technology Hardware, Storage & Peripherals	20,062	—	—	—	20,062	0.9%
Textiles, Apparel & Luxury Goods	52,814	—	—	—	52,814	2.5%
Transportation Infrastructure	105,934	—	—	—	105,934	4.9%
Total	$4,266,966	$41,665	$56	$205	$4,308,892	200.0%
% of Net Assets	198.0%	1.9%	0.0%	0.0%	200.0%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except per share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of December 31, 2022
Software	16.3%
Health Care Providers & Services	12.7%
Commercial Services & Supplies	10.1%
Media	6.3%
Personal Products	6.0%
IT Services	5.4%
Insurance	3.1%
Internet & Direct Marketing Retail	3.0%
Real Estate Management & Development	2.5%
Building Products	2.5%
Transportation Infrastructure	2.5%
Entertainment	2.1%
Pharmaceuticals	2.0%
Health Care Technology	1.8%
Containers & Packaging	1.7%
Diversified Financial Services	1.7%
Diversified Consumer Services	1.7%
Machinery	1.6%
Chemicals	1.4%
Communications Equipment	1.4%
Textiles, Apparel & Luxury Goods	1.2%
Auto Components	1.2%
Specialty Retail	1.2%
Construction & Engineering	1.1%
Capital Markets	1.0%
Biotechnology	0.8%
Electrical Equipment	0.8%
Electric Utilities	0.7%
Household Products	0.7%
Asset Backed Securities	0.6%
Hotels, Restaurants & Leisure	0.6%
Professional Services	0.6%
Consumer Finance	0.6%
Paper & Forest Products	0.5%
Technology Hardware, Storage & Peripherals	0.5%
Health Care Equipment & Supplies	0.3%
Aerospace & Defense	0.3%
Food Products	0.2%
Road & Rail	0.2%
Household Durables	0.2%
Food & Staples Retailing	0.2%
Financing	0.2%
Special Purpose Entity	0.2%
Equity Real Estate Investment Trusts (REITs)	0.2%
Diversified Telecommunication Services	0.1%
100.0%

Geographic Region	December 31, 2022
United States	83.2%
Europe	10.3%
United Kingdom	3.0%
Australia	2.7%
Canada	0.8%

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the requirements on Form 10-Q, ASC 946, Financial Services — Investment Companies (“ASC 946”), and Articles 6, 10 and 12 of Regulation S-X. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of the consolidated financial statements for the periods presented, have been included.

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

As of December 31, 2022, the Company's consolidated subsidiaries were Cardinal Funding LLC, Mallard Funding LLC, Grouse Funding LLC, ADS Alpine SPV LLC, ADS Jewel SPV LLC, ADS WW SPV LLC and ADS Zorro SPV LLC.

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

Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of December 31, 2022 was $47,322. Cash held as of December 31, 2021 was $50.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the year ended December 31, 2022, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts to reduce the Company's exposure to fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts are recorded within derivative assets or derivative liabilities on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting with respect to foreign currency forward contracts and as such, the Company recognizes its foreign currency forward contracts at fair value with changes included in the net unrealized appreciation (depreciation) on the Consolidated Statement of Operations.

Interest Rate Swaps

The Company uses interest rate swaps to hedge some or all of the Company's fixed rate debt. The Company designated the interest rate swaps as the hedging instrument in an effective hedge accounting relationship, and therefore the periodic payments and receipts are recognized as components of interest expense in the Consolidated Statement of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a derivative asset or derivative liability on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt. Any amounts paid to the counterparty to cover collateral obligations under the terms of the interest rate swap agreement are included in due from broker on the Company's Consolidated Statements of Assets and Liabilities.

Offsetting Assets and Liabilities

The Company has elected to offset cash collateral against the fair value of derivative contracts. The fair values of these derivatives are presented on a net basis in the Consolidated Statements of Assets and Liabilities when, and only when, they are with the same counterparty, the Company has the legal right to offset the recognized amounts, and it intends to either settle on a net basis or realize the asset and settle the liability simultaneously.

Valuation of Other Financial Assets and Financial Liabilities

ASC 825, Financial Instruments, permits an entity to choose, at specified election dates, to measure certain assets and liabilities at fair value (the “Fair Value Option”). We have not elected the Fair Value Option to report selected financial assets and financial liabilities. Debt issued by the Company is reported at amortized cost (see Note 6 to the consolidated financial statements). The carrying value of all other financial assets and liabilities approximates fair value due to their short maturities or their close proximity of the originations to the measurement date.

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

PIK Income

The Company may have loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s statement of operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Fee Income

The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

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

Expenses

Expenses include management fees, performance-based incentive fees, interest expense, insurance expenses, administrative service fees, legal fees, trustees’ fees, audit and tax service expenses, third-party valuation fees and other general and administrative expenses. Expenses are recognized on an accrual basis.

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

Distributions

Distributions to common shareholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board of Trustees and will depend on the Company's earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such factors as the Board may deem relevant from time to time. Although the gross distribution per share is generally equivalent for each share class, the net distribution for each share class is reduced for any class specific expenses, including distribution and servicing fees, if any.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of December 31, 2022, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions, subject to meeting certain criteria, that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 was effective for all entities as of March 12, 2020 through December 31, 2022. The FASB issued Accounting Standards Update 2022-06 - Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) to formally address the new intended cessation date to June 30, 2023. ASU 2022-06 extends the grace period for the completion of the adoption of ASU 2020-04 to December 31, 2024. Management continues to assess the impact that the adoption of this guidance will have on the Company.

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

For the year ended December 31, 2022, the Company recognized $20,929 of management fees, and $18,760 of incentive fees before impact of waived fees. For the year ended December 31, 2022, $8,596 of management fees were waived, and $5,127 of incentive fees were waived.

As of December 31, 2022, management and incentive fees payable were $10,451.

Fees From Affiliates

From time-to-time various affiliates of Adviser are involved in transactions whereby certain fees, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution” services) are earned and rebated back to the funds. For the year ended December 31, 2022, the Company received fee rebates from certain affiliates in the amount of $5,767.

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

Distribution and Servicing Plan

On July 22, 2021, the Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). On November 14, 2022, the Board approved amending the Distribution and Servicing Plan to update the effective date to October 29, 2021, the Registration Statement effective date. The following table shows the shareholder servicing and/or distribution fees the Company will pay the Intermediary Manager with respect to the Class S, Class D and Class I on an annualized basis as a percentage of the Company’s NAV for such class. The shareholder servicing and/or distribution monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

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

The shareholder servicing and/or distribution fees is paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month and subject to FINRA and other limitations on underwriting compensation. For the year ended December 31, 2022, the Company accrued distribution and shareholder servicing fees of $1,172, $2, and $0 for Class S, Class D and Class I shares, respectively.

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

For the year ended December 31, 2022, the Adviser made Expense Payments in the amount of $4,433. For the year ended December 31, 2022, there were no Reimbursement Payments made to the Adviser.

Co-Investment Activity

We may co-invest on a concurrent basis with affiliates of ours, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the Order from the SEC permitting us to do so. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent trustees must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our shareholders and is consistent with our Board of Trustees’ approved criteria. In certain situations where co-investment with one or more funds managed by the Adviser or its affiliates is not covered by the Order, the personnel of the Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on allocation policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Order is subject to certain terms and conditions so there can be no assurance that we will be permitted to co-invest with certain of our affiliates other than in the circumstances currently permitted by regulatory guidance and the Order.

As of December 31, 2022, the Company’s co-investment holdings were 39.1% of the portfolio or $4,308,895, measured at fair value. On a cost basis, 37.8% of the portfolio or $4,427,513 were co-investments. As of December 31, 2021, the Company did not own any investments.

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

Note 4. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investment as of December 31, 2022, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$4,357,934	$4,266,966	$—	$1,436,996	$2,829,970
Unsecured Debt	69,276	41,665	—	41,665	—
Common Equity/Interests	200	205	—	—	205
Preferred Equity	100	56	—	—	56
Total Investments before Cash Equivalents	$4,427,510	$4,308,892	$—	$1,478,661	$2,830,231
Money Market Fund	$4	$4	$4	$—	$—
Total Cash Equivalents	$4	$4	$4	$—	$—
Total Investments after Cash Equivalents	$4,427,514	$4,308,896	$4	$1,478,661	$2,830,231
Interest rate swaps	$—	$(460)	$—	$(460)	$—
Foreign currency forward transactions	—	249	—	249	—
Total Assets and Liabilities at Fair Value	$4,427,514	$4,308,685	$4	$1,478,450	$2,830,231

The following tables shows changes in the fair value of our Level 3 investments during the year ended December 31, 2022:

	Year Ended December 31, 2022
	First Lien Secured Debt	Unsecured Debt	Common Equity/Interests	Preferred Equity	Total
Fair value as of December 31, 2021	$—	$—	$—	$—	$—
Net realized gains (losses)	4,760	182	—	—	4,942
Net change in unrealized gains (losses)	(4,283)	—	5	(43)	(4,321)
Net amortization on investments	4,293	—	—	—	4,293
Purchases, including capitalized PIK (2)	3,251,033	19,958	200	99	3,271,290
Sales	(425,833)	(20,140)	—	—	(445,973)
Transfers out of Level 3 (1)	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—
Fair value as of December 31, 2022	$2,829,970	$—	$205	$56	$2,830,231

Net change in unrealized gains (losses) on Level 3 investments still held as of December 31, 2022	$(4,283)	$—	$5	$(43)	$(4,321)
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
(2)
Includes unfunded commitments measured at fair value of $(5,149).

The following table summarizes the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of December 31, 2022. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2022 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range			Weighted Average (1)
First Lien Secured Debt	$2,279,041	Discounted Cash Flow	Discount Rate	8.7%	-	14.5%	10.7%
	550,929	Transactional Value	Cost	N/A		N/A	N/A
Common Equity/Interests	205	Recent Transaction	Recent Transaction	N/A		N/A	N/A
Preferred Equity	56	Recent Transaction	Recent Transaction	N/A		N/A	N/A
Total Level 3 Investments	$2,830,231

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

Investment Transactions

For the year ended December 31, 2022, purchases of investments on a trade date basis were $6,606,772. For the year ended December 31, 2022, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $2,170,237.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the year ended December 31, 2022, PIK income earned was $5,467.

The following table shows the change in capitalized PIK balance for the year ended December 31, 2022:

Year Ended December 31,
2022
PIK balance at beginning of period	$—
PIK income capitalized	5,333
Adjustments due to investments exited or written off	—
PIK income received in cash	—
PIK balance at end of period	$5,333

Note 5. Derivative Instruments

In the normal course of business, the Company enters into derivative financial instruments in the normal course of business to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures.

Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2022.

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value	Balance Sheet Location of Net Amounts
State Street Bank and Trust Company	$3,440	₣	3,160	3/15/2023	$(5)	Unrealized appreciation on foreign currency forward contracts
State Street Bank and Trust Company	1,903		€1,790	3/15/2023	(8)	Unrealized appreciation on foreign currency forward contracts
State Street Bank and Trust Company	10,562		€9,820	3/31/2023	(22)	Unrealized appreciation on foreign currency forward contracts
State Street Bank and Trust Company	14,813		£12,010	3/15/2023	283	Unrealized appreciation on foreign currency forward contracts
					249

* Totals may not foot due to rounding.

Certain information related to the Company’s interest rate swaps is presented below as of December 31, 2022.

Counterparty	Notional Amount	Maturity Date	Fair Value	Financial Statement Location of Net Amounts
Goldman Sachs International	$62,000	12/21/2025	$(36)	Other liabilities and accrued expenses
Goldman Sachs International	38,000	1/19/2026	(105)	Other liabilities and accrued expenses
Goldman Sachs International	82,000	12/21/2027	(231)	Other liabilities and accrued expenses
Goldman Sachs International	18,000	1/19/2028	(88)	Other liabilities and accrued expenses
			$(460)

* Totals may not foot due to rounding.

The Company’s foreign currency forward contracts are not designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the year ended December 31, 2022, for the Company’s foreign currency forward contracts, are in the following locations in the Consolidated Statement of Operations:

		Year Ended December 31,
Derivative Instrument	Financial Statement Location	2022
Foreign currency forward contracts	Net realized gain(loss) on foreign currency forward contracts	$489
		489

		Year Ended December 31,
Derivative Instrument	Financial Statement Location	2022
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$249
		249

The Company’s interest rate swaps have been designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the year ended December 31, 2022, for the Company’s interest rate swaps, are in the following locations in the Consolidated Statement of Operations:

	Year Ended December 31,	Financial Statement Location
	2022
Interest rate swaps	$506	Interest and other debt expenses
Hedged items	(460)	Interest and other debt expenses

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported net in the Consolidated Statements of Assets and Liabilities. The Company does not have any collateral available for netting as of December 31, 2022.

Note 6. Debt and Foreign Currency Transactions and Translations

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2022, the Company’s asset coverage was 199.2%.

The Company’s outstanding debt obligations were as follows:

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (4)	Fair Value (3)	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$2,085,000	976,462	976,462	971,776	1,108,538	722,012
Cardinal Funding LLC	800,000	498,731	498,731	495,510	301,269	163,459
Mallard Funding LLC	500,000	416,395	416,395	416,012	83,605	82,813
Grouse Funding LLC	250,000	158,000	158,000	158,000	92,000	42,157
2025 Notes	62,000	62,000	61,964	61,964	—	—
2026 Notes	38,000	—	(105)	—	38,000	—
2027 Notes	82,000	82,000	81,769	81,769	—	—
2028 Notes	18,000	—	(88)	—	18,000	—
Total Debt Obligations	$3,835,000	$2,193,588	$2,193,128	$2,185,031	$1,641,412	$1,010,441
Deferred Financing Costs and Debt Discount			(20,508)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount			2,172,620

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2022. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
(4)
Negative values represent adjustments to debt valuation in connection with gain/losses on interest rate swap valuation on qualifying hedge accounting relationships. Please see Note 5 for additional details.

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the year ended December 31, 2022:

Year Ended December 31,
2022
Average debt outstanding	$1,454,755
Maximum amount of debt outstanding	2,426,186

Weighted average annualized interest cost (1)	4.57%
Annualized amortized debt issuance cost	0.27%
Total annualized interest cost	4.84%

Average 1-month SOFR rate	2.36%

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the year ended December 31, 2022 were $6,746.

The components of interest expense were as follows:

Year Ended December 31,
2022
Borrowing interest expense	$58,951
Facility unused fees	6,746
Amortization of financing costs and debt issuance costs	3,907
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items
Interest rate swaps	506
Hedged items	(460)
Total interest expense	$69,650

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

As of December 31, 2022, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

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

As of December 31, 2022, the Company was in compliance with all covenants and other requirements of the SPV Financing Facilities.

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

On April 7, 2022, Cardinal Funding, entered into Amendment No. 1 (the “First Cardinal Funding Amendment”), by and among Cardinal Funding, as borrower, the Company, in its capacity as collateral manager and in its capacity as equity holder, the lenders from time to time parties thereto, Citibank, N.A., as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, custodian and collateral administrator.

The First Cardinal Funding Amendment amends the Cardinal Funding Secured Credit Facility to (i) increase the additional aggregate commitment size which Cardinal Funding can request from the lenders under the Cardinal Funding Secured Credit Facility from $750,000,000 to $1,350,000,000, (ii) add a new revolving lender to the Cardinal Funding Secured Credit Facility and (iii) allow Cardinal Funding to finance bonds under the Cardinal Funding Secured Credit Facility. Advances used to finance bonds under the Cardinal Funding Secured Credit Facility initially bear interest at the Applicable Reference Rate plus a spread of 2.0%.

On December 9, 2022, Cardinal Funding entered into Amendment No. 4 (the “Forth Cardinal Funding Amendment”) by and among Cardinal Funding, as borrower, the Company, in its capacity as collateral manager and in its capacity as equity holder, the lenders from time to time parties thereto, Citibank, N.A., as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, custodian and collateral administrator.

The Fourth Cardinal Funding Amendment amends the Cardinal Funding Secured Credit Facility to (i) increase the aggregate commitment under the Cardinal Funding Secured Credit Facility from $500,000,000 to $800,000,000 and (ii) modify the interest rate charged under the Cardinal Funding Secured Credit Facility. Advances made with respect to “Private Credit Loans” (as defined in the Cardinal Funding Secured Credit Facility) will, prior to the Commitment Termination Date, bear interest at the Applicable Reference Rate plus a spread of 2.75% and, following the Commitment Termination Date, bear interest at the Applicable Reference Rate plus a spread of 3.25%.

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

On March 18, 2022, Mallard Funding entered into Amendment No. 1 (the “First Mallard Funding Amendment”), by and among Mallard Funding, as borrower, the Company, in its capacity as servicer and as transferor, each lender party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, account bank and collateral custodian. The First Mallard Funding Amendment amends the Mallard Funding Loan and Servicing Agreement to (i) allow Mallard Funding to borrow amounts in Australian dollars and (ii) allow amounts drawn to bear interest at the BBSY Rate.

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

Private Placement Bonds

On November 15, 2022, the Company priced an offering of $200 million in aggregate principal amount of Senior Unsecured Notes (the “Notes”) to institutional investors in a private placement. The Notes are comprised of $62 million Senior Unsecured Notes due 2025 (the “2025 Notes”), $38 million Senior Unsecured Notes due 2026 (the “2026 Notes”), $82 million Senior Unsecured Notes due 2027 (the “2027 Notes”), and $18 million Senior Unsecured Notes due 2028 (the “2028 Notes”). The issuances of the Notes are expected to close in two installments on December 21, 2022 and January 19, 2023. The 2025 and 2026 Notes have a fixed interest rate of 8.21% per annum and are due on December 21, 2025 or January 19, 2026, respectively. The 2027 and 2028 Notes have a fixed interest rate of 8.31% per annum and are due on December 21, 2027 or January 19, 2028, respectively. Interest on the Notes is due and payable semiannually. These interest rates are subject to increase (up to a maximum increase of 1.00% above the stated rate for each of the 2025 Notes, 2026 Notes, 2027 Notes and the 2028 Notes) in the event that, subject to certain exceptions, the Notes cease to have an investment grade rating. There is no guarantee of the successful placement of the Notes or that the closing of the Notes will occur as anticipated.

In connection with the Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans.

Under the interest rate swap agreement related to the 2025 Notes, the Company receives a fixed interest rate of 4.02% per annum and pays a floating interest rate at a rate determined by three-month SOFR per annum on $62 million of the 2025 Notes.

Under the interest rate swap agreement related to the 2026 Notes, the Company receives a fixed interest rate of 3.97% per annum and pays a floating interest rate at a rate determined by three-month SOFR per annum on $38 million of the 2026 Notes.

Under the interest rate swap agreement related to the 2027 Notes, the Company receives a fixed interest rate of 3.67% per annum and pays a floating interest rate at a rate determined by three-month SOFR per annum on $82 million of the 2027 Notes.

Under the interest rate swap agreement related to the 2028 Notes, the Company receives a fixed interest rate of 3.65% per annum and pays a floating interest rate at a rate determined by three-month SOFR per annum on $18 million of the 2028 Notes.

The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt obligations outstanding on its Senior Secured Facility and SPV Financing Facilities as of December 31, 2022:

	December 31, 2022
	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound		£76,000	92,180	91,880	300	1/31/2023
British Pound		£6,200	8,408	7,495	913	2/1/2023
British Pound		£3,500	4,747	4,231	516	1/31/2023
Australian Dollar	A$	10,000	7,402	6,809	593	1/31/2023
European Euro		€277,000	282,015	296,515	(14,500)	1/31/2023
Swedish Krona	kr	34,000	3,237	3,258	(21)	1/31/2023
Total			397,989	410,188	(12,199)

Note 7. Net Assets

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

The following table summarizes transactions in common shares of beneficial interest during the year ended December 31, 2022:

	Year Ended December 31,
	2022
	Shares	Amount
Class S:
Proceeds from shares sold	10,647,136	$254,686
Repurchase of common shares	(10,696)	(246)
Early repurchase deduction	—	5
Distributions reinvested	191,299	4,463
Net increase (decrease)	10,827,739	$258,908
Class D:
Proceeds from shares sold	106,799	$2,495
Repurchase of common shares	—	—
Early repurchase deduction	—	—
Distributions reinvested	144	3
Net increase (decrease)	106,943	$2,498
Class I:
Proceeds from shares sold	82,003,196	$2,012,264
Repurchase of common shares	(2,103,502)	(48,721)
Early repurchase deduction	—	587
Distributions reinvested	2,041,377	48,127
Net increase (decrease)	81,941,071	$2,012,257
Total net increase (decrease)	92,875,753	$2,273,663

Net Asset Value per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class S, Class D and Class I common shares during the year ended December 31, 2022:

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2022	$—	$—	$25.04
February 28, 2022	24.74	—	24.74
March 31, 2022	24.71	—	24.71
April 30, 2022	24.63	—	24.63
May 31, 2022	23.72	—	23.72
June 30, 2022	22.87	—	22.87
July 31, 2022	23.43	23.43	23.43
August 31, 2022	23.55	23.55	23.55
September 30, 2022	22.97	22.97	22.97
October 31, 2022	23.07	23.07	23.07
November 30, 2022	23.13	23.13	23.13
December 31, 2022	23.20	23.20	23.20

Distributions

The Board authorizes and declares monthly distribution amounts per share of Class S, Class D and Class I common shares. The following table presents distributions that were declared during the year ended December 31, 2022:

			Class S Distributions		Class D Distributions		Class I Distributions
Declaration Date	Record Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2022	January 31, 2022	March 7, 2022	$—	$—	$—	$—	$0.1045	$2,744
February 28, 2022	February 28, 2022	April 1, 2022	0.1245	22	—	—	0.1408	6,096
March 29, 2022	March 29, 2022	April 29, 2022	0.1229	225	—	—	0.1408	7,472
April 21, 2022	April 30, 2022	May 26, 2022	0.1235	426	—	—	0.1408	8,388
May 20, 2022	May 31, 2022	June 28, 2022	0.1230	576	—	—	0.1408	9,105
June 22, 2022	June 30, 2022	July 28, 2022	0.1242	717	—	—	0.1408	9,404
July 25, 2022	July 29, 2022	August 29, 2022	0.1243	842	0.1359	1	0.1408	10,013
August 23, 2022	August 31, 2022	September 28, 2022	0.1239	955	0.1358	2	0.1408	10,373
September 22, 2022	September 30, 2022	October 28, 2022	0.1243	1,119	0.1360	11	0.1408	10,767
October 21, 2022	October 31, 2022	November 25, 2022	0.1242	1,214	0.1359	11	0.1408	11,435
November 16, 2022	November 30, 2022	December 27, 2022	0.1439	1,473	0.1553	13	0.1600	13,174
December 15, 2022	December 30, 2022	January 27, 2023	0.1433	1,552	0.1551	16	0.1600	13,395
			$1.4021	$9,121	$0.8540	$54	$1.6917	$112,366

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

Through December 31, 2022, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the year ended December 31, 2022:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.4021	$9,121	$0.8540	$54	$1.6917	$112,366
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—
	$1.4021	$9,121	$0.8540	$54	$1.6917	$112,366

Share Repurchase Program

At the discretion of our Board of Trustees, the Company has commenced a share repurchase program in which it intends to repurchase the Company’s common shares outstanding as of the close of the previous calendar quarter. The Board of Trustees may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. Should the Board of Trustees suspend the share repurchase program, the Board of Trustees will consider whether the continued suspension of the program is in the best interests of the Company and shareholders on a quarterly basis. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

The following table further summarizes the share repurchases completed during the year ended December 31, 2022:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased	Maximum number of shares that were available for purchase under the repurchase plan
June 17, 2022	5.00%	$22.87	June 30, 2022	1,822	81,278	0.15%	2,745,085
September 13, 2022	5.00%	22.97	September 30, 2022	5,699	252,255	0.35%	3,623,806
December 14, 2022	5.00%	23.20	December 31, 2022	40,854	1,780,665	2.09%	4,264,898

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2022, the Company had the following unfunded commitments to its portfolio companies:

December 31, 2022
Unfunded revolver obligations, bridge loan and backstop commitments (1)	$181,974
Standby letters of credit issued and outstanding (2)	880
Unfunded delayed draw loan commitments (3)	252,210
Total Unfunded Commitments (4)	$435,064

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2022, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of December 31, 2022, the bridge loan and backstop commitments included in the balances was $93,000.
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

Organizational and Offering Costs

The Adviser agreed to bear all of the Company’s organization and offering expenses through the date on which the Company broke escrow for the initial offering of its common shares. The Company is obligated to reimburse the Adviser for such expenses incurred upon breaking escrow for our offering. The total organization and offering costs incurred through December 31, 2022 were $2,901, which was recognized by the Company when it broke escrow for the initial offering of its common shares.

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

Effective January 7, 2022, the Company had a contractual obligation to acquire all assets under the Facility Agreement through forward purchase agreement on or before December 31, 2022. The mark-to-market gain/loss of all investments held by the Financing Provider, in addition to other economic rights and obligations held by the Company, are recognized in the Company’s consolidated financial statements. These gains (losses) are realized at the time the Company settles on the purchases of each underlying asset from the Financing Provider.

For the year ended December 31, 2022, the Company purchased debt investments from the Financing Provider with an aggregate principal amount of $436 million (excluding unfunded revolvers and delayed draw positions of $0.2 million), at a purchase price of $412 million, resulting in an unrealized gain of approximately $3 million.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2022, management is not aware of any pending or threatened material litigation.

Note 9. Income Taxes

For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The final determination of the tax character of distributions will not be made until we file our tax return for each tax year and the tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of each calendar year. The tax character of distributions paid to stockholders during the tax year ended December 31, 2022 was as follow:

Year Ended December 31,
2022
Ordinary income	$121,540
Capital gains	—
Return of capital	—
Total distributions paid to stockholders	$121,540

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

The following table reconciles the net increase in net assets resulting from operations to taxable income for the tax year ended December 31, 2022:

Year Ended December 31,
2022
Net increase (decrease) in net assets resulting from operations	$2,761
Adjustments:
Net realized losses (gains)	14,894
Net change in unrealized losses (gains)	130,208
Income not currently taxable	—
Income (loss) recognized for tax but not book	190
Expenses not currently deductible	2,130
Expenses incurred for tax but not book	—
Realized gain/loss differences (1)	—
Taxable income before deductions for distributions	$150,183

____________________

(1)
These pertain to book income/losses treated as capital gains/losses for tax purposes or book realized gains/losses treated as ordinary income/losses for tax purposes.

The following table shows the components of accumulated losses on a tax basis for the year ended December 31, 2022:

Year Ended December 31,
2022
Undistributed ordinary income	$28,642
Capital loss carryforward	(18,256)
Unrealized appreciation (depreciation)	(127,038)
Total accumulated under-distributed (over-distributed) earnings	$(116,652)

On December 22, 2010, the Regulated Investment Company Modernization Act (the “Act”) was enacted which changed various technical rules governing the tax treatment of RICs. The changes are generally effective for taxable years beginning after the date of enactment. Under the Act, the Company will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital losses that are carried forward will retain their character as either short-term or long-term losses rather than being considered all short-term as under previous law.

As of December 31, 2022, the Company had a post-enactment short-term capital loss carryforward of $18,256, and did not have any long-term capital loss carryforward. As of December 31, 2021, the Company did not have any post-enactment net capital loss carryforward.

As of December 31, 2022, the Company had no pre-enactment net capital loss carryforward. None of the pre-enactment net capital loss carryforwards were utilized in the past one year and none of the pre-enactment net capital loss carryforwards expired on December 31, 2022.

For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year.

As of December 31, 2022, the Company deferred no late-year ordinary losses which are deemed to arise on January 1, 2023. As of December 31, 2021, the Company deferred no late-year ordinary losses which are deemed to arise on January 1, 2022.

As of December 31, 2022, the Company did not defer any post-October capital loss deemed to arise on January 1, 2023. As of December 31, 2021, the Company deferred no post-October capital losses deemed to arise on January 1, 2022.

Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that no provision for income tax is required in the Company’s consolidated financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.

In general, we may make certain reclassifications to the components of net assets as a result of permanent book-to-tax differences and book-to-tax differences relating to stockholder distributions. As of December 31, 2022, we adjusted accumulated net realized loss by ($4,516) to $32,968, under-distributed net investment income by $6,645 to ($19,411), and paid-in capital in excess of par by ($2,130) to $2,270,655. Total earnings and net asset value were not affected. As of December 31, 2021, we did not adjust accumulated net realized loss or overdistributed net investment income. Total earnings and net asset value were not affected.

To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the year ended December 31, 2022, $783 was recorded for U.S. federal excise tax.

Note 10. Financial Highlights

The following are the financial highlights for the year ended December 31, 2022:

	Year Ended December 31, 2022

	Class S (6)	Class D (7)	Class I (8)
Per Share Data:
Net asset value at beginning of period	$25.04	$22.87	$25.00
Net investment income (1)	1.83	1.15	2.06
Net unrealized and realized gains (losses) (2)	(2.27)	0.03	(2.17)
Net increase (decrease) in net assets resulting from operations	(0.44)	1.18	(0.11)
Distribution declared (3)	(1.40)	(0.85)	(1.69)
Net asset value at end of period	$23.20	$23.20	$23.20

Total return (4)	(1.67)%	5.23%	(0.34)%
Shares outstanding, end of period	10,827,739	106,943	81,943,071
Weighted average shares outstanding	6,431,670	61,570	65,940,873

Ratio/Supplemental Data
Net assets at end of period	$251,223	$2,481	$1,901,229
Annualized ratio of net expenses to average net assets (5)	8.14%	9.19%	6.06%
Annualized ratio of net investment income to average net assets (5)	8.54%	9.86%	8.85%
Portfolio turnover rate	48.93%	48.93%	48.93%
Asset coverage per unit (9)	1,992	1,992	1,992
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
(3)
The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 7).
(4)
An investment in the Company is subject to maximum upfront sales load of 3.5% and 1.5% for Class S and Class D shares, respectively, of the offering price, which will reduce the amount of capital available for investment. Class I shares is not subject to upfront sales load.
(5)
For the year ended December 31, 2022, amounts are annualized except for organizational costs and management fee and income based incentive fee waivers by the Adviser. For the year ended December 31, 2022, the total operating expenses to average net assets were 8.04%, 4.69%, and 7.07%, for Class S, Class D and Class I shares, respectively, prior to management fee waivers and expense support provided by the Adviser. Past performance is not a guarantee of future results. Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables.
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

Note 11. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

January Financial Update and Dividend Declaration

On January 1, 2023, the Company issued and sold 2,203,298 shares (consisting of 512,110 Class S shares, 7,543 Class D shares, and 1,683,645 Class I shares at an offering price of $23.20 per share for the Class S, Class D, and Class I shares), and the Company received approximately $51.1 million as payment for such shares.

On January 20, 2023, the Company’s Board declared distributions of $0.1433 per Class S share, $0.1551 per Class D share, and $0.1600 per Class I share which is payable on February 24, 2023 to shareholders of record as of January 31, 2022.

February Financial Update and Dividend Declaration

On February 1, 2023, the Company issued and sold 1,705,835 shares (consisting of 357,215 Class S shares, 2,327 Class D shares, and 1,346,293 Class I shares at an offering price of $23.64 per share for the Class S, Class D, and Class I shares), and the Company received approximately $40.3 million as payment for such shares.

On February 17, 2023, the Company’s Board declared distributions of $0.1446 per Class S share, $0.1555 per Class D share, and $0.1600 per Class I share which is payable on or about March 29, 2023 to shareholders of record as of February 28, 2023.

In addition to the regular distributions discussed above, on January 20, 2023, the Company announced that its Board of Trustees declared special distributions totaling $0.06 per share to be distributed in three consecutive monthly payments of $0.02 per share. Payments will be made on or around March 29, 2023, April 26, 2023 and May 26, 2023 for shareholders of record as of February 28, 2023, March 31, 2023 and April 28, 2023, respectively.

March Subscriptions

The Company received approximately $89.7 million of net proceeds relating to the issuance of Class S shares, Class D shares, and Class I shares for subscriptions effective March 1, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this annual report:

(1)
Financial Statements—Financial statements are included in Item 8. See the Index to the consolidated financial statements on page 72 of this annual report on Form 10-K.
(2)
Financial Statement Schedules—None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the statements or notes to the consolidated financial statements.
(3)
Exhibits—The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference

Exhibit Number	Description of Exhibits
3.1	Declaration of Trust of the Registrant (1)
3.2	First Amended and Restated Declaration of Trust of the Registrant (2)
3.3	Second Amended and Restated Declaration of Trust of the Registrant (3)
3.4	Amended and Restated Agreement and Declaration of Trust of the Registrant (4)
3.5	Amended and Restated Agreement and Declaration of Trust of the Registrant (5)
3.6	Second Amended and Restated Agreement and Declaration of Trust of the Registrant (6)
3.7	Bylaws of the Registrant (7)
4.1	Form of Subscription Agreement (8)
4.3	Description of Common Shares of Beneficial Interest (9)
10.1	Investment Advisory Agreement between the Company and the Adviser, dated October 29, 2021 (10)
10.2	Intermediary Manager Agreement between the Company and the Intermediary Manager, dated November 10, 2021 (11)
10.3	Form of Selected Intermediary Agreement (12)
10.4	Amended and Restated Distribution and Shareholder Servicing Plan of the Registrant, dated November 14, 2021.*
10.5	Custodian Agreement between the Company and State Street Bank and Trust Company, dated November 3, 2021 (13)
10.6	Administration Agreement between the Company and the Administrator, dated October 29, 2021 (14)
10.7	Escrow Agreement by and among the Company, Apollo Global Securities, LLC, and UMB Bank, N.A., dated October 14, 2021 (15)
10.8	Agency Agreement between the Company and DST Systems, Inc., dated September 29, 2021 (16)
10.9	Expense Support and Conditional Reimbursement Agreement by and among the Registrant and Adviser, dated October 29, 2021 (17)
10.10	Subscription Agreement for Seed Capital (18)
10.11	Facility Agreement between the Company and Goldman Sachs Bank USA (19)
10.12	Multi-Class Plan, dated July 22, 2021 (20)
10.13	Distribution Reinvestment Plan, dated July 22, 2021 (21)
10.14

Loan and Servicing Agreement, dated as of January 7, 2022, by and between Mallard Funding LLC, a subsidiary of Apollo Debt Solutions BDC, with Morgan Stanley Senior Funding, Inc., as administrative agent (24)

10.15	Purchase and Sale Agreement, dated as of January 7, 2022, by and between Mallard Funding LLC and Apollo Debt Solutions BDC (25)
10.16	Credit and Security Agreement, dated as of January 7, 2022, by and between Cardinal Funding LLC, a subsidiary of Apollo Debt Solutions BDC, with Citibank, N.A., as administrative agent (26)
10.17	Sale and Contribution Agreement, dated January 7, 2022, by and between Cardinal Funding LLC and Apollo Debt Solutions BDC (27)
10.18	Senior Secured Revolving Credit Agreement between Apollo Debt Solutions, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, dated March 11, 2022 (28)
10.19

Amendment No. 1 to the Credit and Security Agreement, dated as of April 7, 2022, by and between Cardinal Funding LLC, a subsidiary of Apollo Debt Solutions BDC, with Citibank, N.A., as administrative agent (29)

10.20

Senior Credit Facility Agreement dated July 7, 2022, between Grouse Funding LLC, as borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent, State Street Bank and Trust Company, as collateral agent and collateral custodian, and Virtus Group, LP, as collateral administrator. (30)

10.21	Sale and Contribution Agreement dated July 7, 2022, between Apollo Debt Solutions BDC, as seller, and Grouse Funding LLC, as purchaser. (31)
10.22

Non-Recourse Carveout Guaranty Agreement dated July 7, 2022, by Apollo Debt Solutions BDC in favor of (a) State Street Bank and Trust Company as collateral agent for and on behalf of the Secured Parties and (b) Goldman Sachs Bank USA as lender, administrative agent and calculation agent. (32)

10.23

Amendment No. 4 to the Credit and Security Agreement, dated as of December 9, 2022, by and between Cardinal Funding LLC, a subsidiary of Apollo Debt Solutions BDC, with Citibank, N.A., as administrative agent. (33)

14.1	Code of Ethics (22)
21.1	Subsidiaries*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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
(7)
Incorporated by reference to Exhibit (b) to the Company’s Registration Statement on Form N-2 (File No. 333-258155), filed on July 23, 2021.
(8)
Incorporated by reference to Exhibit (d) to the Company’s Registration Statement on Form N-2 (File No. 333-258155), filed on July 23, 2021.
(9)
Incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K (File No. 814-01424), for the year ended December 31, 2021, filed on March 30, 2022.
(10)
Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K (File No. 814-01424), for the year ended December 31, 2021, filed on March 30, 2022.
(11)
Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K (File No. 814-01424), for the year ended December 31, 2021, filed on March 30, 2022.
(12)
Incorporated by reference to Exhibit (h)(2) to the Company’s Registration Statement on Form N-2 (File No. 333-258155), filed on July 23, 2021.
(13)
Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K (File No. 814-01424), for the year ended December 31, 2021, filed on March 30, 2022.
(14)
Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K (File No. 814-01424), for the year ended December 31, 2021, filed on March 30, 2022.
(15)
Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K (File No. 814-01424), for the year ended December 31, 2021, filed on March 30, 2022.
(16)
Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K (File No. 814-01424), for the year ended December 31, 2021, filed on March 30, 2022.
(17)
Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K (File No. 814-01424), for the year ended December 31, 2021, filed on March 30, 2022.
(18)
Incorporated by reference to Exhibit (p) to the Company’s Registration Statement on Form N-2 (File No. 333-258155), filed on October 26, 2021.
(19)
Incorporated by references to Exhibit (k)(6) to the Company’s Registration Statement on Form N-2 (File No. 333-258155), filed on July 23, 2021.
(20)
Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K (File No. 814-01424), for the year ended December 31, 2021, filed on March 30, 2022
(21)
Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K (File No. 814-01424), for the year ended December 31, 2021, filed on March 30, 2022.
(22)
Incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K (File No. 814-01424), for the year ended December 31, 2021, filed on March 30, 2022.
(23)
Incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K (File No. 814-01424), for the year ended December 31, 2021, filed on March 30, 2022.
(24)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 11, 2022.
(25)
Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on January 11, 2022.
(26)
Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on January 11, 2022.
(27)
Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on January 11, 2022.
(28)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 15, 2022.
(29)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 20, 2022.
(30)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 11, 2022.

(31)
Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on July 11, 2022.
(32)
Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on July 11, 2022.
(33)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 12, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2023.

APOLLO DEBT SOLUTIONS BDC

By:	/s/ Earl Hunt
Name:	Earl Hunt
Title:	Chairperson, Chief Executive Officer and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated on March 16, 2023.

Signature	Title	Date

/s/ Earl Hunt Earl Hunt	Chairperson, Chief Executive Officer and Trustee	March 16, 2023

/s/ Amit Joshi Amit Joshi	Chief Financial Officer	March 16, 2023

/s/ Kristin Hester Kristin Hester	Chief Legal Officer and Secretary	March 16, 2023

/s/ Meredith Coffey Meredith Coffey	Trustee	March 16, 2023

/s/ Christine Gallagher Christine Gallagher	Trustee	March 16, 2023

/s/ Michael Porter Michael Porter	Trustee	March 16, 2023

/s/ Carl J. Rickertsen Carl J. Rickertsen	Trustee	March 16, 2023