Form 10-Q
period 2023-03-31
Apollo Debt Solutions BDC
filed 2023-05-11
CIK 1837532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).

The number of shares of the Registrant’s Common Shares, $0.01 par value per share, outstanding as of May 11, 2023 was 13,697,979 Class S common shares, 143,428 Class D common shares and 89,657,344 Class I common shares. Common shares outstanding exclude May 1, 2023 subscriptions since the issuance price is not yet finalized at this time

APOLLO DEBT SOLUTIONS BDC

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,”, “ADS,” “we,” “us,” and “our” refer to Apollo Debt Solutions BDC unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost —$4,313,137 and $4,427,510 at March 31, 2023 and December 31, 2022, respectively)	$4,252,936	$4,308,892
Cash and cash equivalents	58,808	47,322
Foreign currencies (cost — $5,133 and $4,312 at March 31, 2023 and December 31, 2022, respectively)	5,133	4,336
Receivable for investments sold	136,910	107,868
Interest receivable	30,645	27,753
Unrealized appreciation on foreign currency forward contracts	—	249
Other assets	32,466	9,800
Total assets	$4,516,898	$4,506,220

Liabilities
Debt (net of deferred financing costs of $20,260 and $20,508 at March 31, 2023 and December 31, 2022, respectively)	$1,994,654	$2,172,620
Payable for investments purchased	53,147	88,788
Payable for share repurchases (Note 7)	131,283	40,854
Distributions payable	18,146	14,964
Interest payable	14,370	8,611
Management and performance-based incentive fees payable	11,167	10,451
Accrued administrative services expense payable	195	2,101
Unrealized depreciation on foreign currency forward contracts	449	—
Other liabilities and accrued expenses	8,275	12,898
Total Liabilities	$2,231,686	$2,351,287
Commitments and contingencies (Note 8)
Total Net Assets	$2,285,212	$2,154,933

Net Assets
Common shares, $0.01 par value (95,950,219 and 92,877,753 shares issued and outstanding, respectively)	$960	$929
Capital in excess of par value	2,323,635	2,270,655
Accumulated distributed earnings (losses)	(39,383)	(116,651)
Total Net Assets	$2,285,212	$2,154,933

Net Asset Value Per Share
Class S Shares:
Net assets	$299,879	$251,223
Common shares outstanding ($0.01 par value, unlimited shares authorized)	12,591,142	10,827,739
Net asset value per share	$23.82	$23.20
Class D Shares:
Net assets	$3,067	$2,481
Common shares outstanding ($0.01 par value, unlimited shares authorized)	128,797	106,943
Net asset value per share	$23.82	$23.20
Class I Shares:
Net assets	$1,982,266	$1,901,229
Common shares outstanding ($0.01 par value, unlimited shares authorized)	83,230,281	81,943,071
Net asset value per share	$23.82	$23.20

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$116,771	$19,276
Payment-in-kind interest income	916	904
Dividend income	—	4
Other income	725	88
Total Investment Income	$118,412	$20,272
Operating Expenses
Management fees	$7,115	$2,335
Performance-based incentive fees	8,562	1,366
Interest and other debt expenses	38,201	3,510
Organization costs	—	934
Offering costs	38	456
Trustees' fees	108	102
Shareholder servicing fees	590	36
Administrative service expenses	655	571
Other general and administrative expenses	2,364	1,441
Total expenses	57,633	10,751
Management and performance-based incentive fees waived	—	(3,701)
Expense support	—	(2,655)
Expense support reimbursement	1,461	—
Net Expenses	$59,094	$4,395
Net Investment Income	$59,318	$15,877
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(2,181)	$(251)
Foreign currency transactions	(266)	471
Foreign currency forward contracts	353	—
Net realized gains (losses)	(2,094)	220
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	58,417	(13,328)
Foreign currency forward contracts	(698)	(55)
Foreign currency translations	(5,264)	290
Net unrealized gains (losses)	52,455	(13,093)
Net Realized and Change in Unrealized Gains (Losses)	$50,361	$(12,873)
Net Increase (Decrease) in Net Assets Resulting from Operations	$109,679	$3,004

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Operations
Net investment income	$59,318	$15,877
Net realized gains (losses)	(2,094)	220
Net change in unrealized gains (losses)	52,455	(13,093)
Net Increase (Decrease) in Net Assets Resulting from Operations	$109,679	$3,004

Distributions to Stockholders
Class S	$(5,623)	$(247)
Class D	(61)	—
Class I	(44,772)	(16,313)
Net Decrease in Net Assets Resulting from Distributions to Stockholders	$(50,456)	$(16,560)

Capital Share Transactions
Class S:
Proceeds from shares sold	$39,419	$45,363
Repurchase of common shares, net of early repurchase deduction	(822)	—
Distributions reinvested	2,950	9
Class D:
Proceeds from shares sold	508	—
Repurchase of common shares, net of early repurchase deduction	—	—
Distributions reinvested	7	—
Class I:
Proceeds from shares sold	141,301	1,320,935
Repurchase of common shares, net of early repurchase deduction	(130,462)	—
Distributions reinvested	18,155	3,905
Net Increase (Decrease) from Capital Share Transactions	$71,056	$1,370,212

Net Assets
Total increase (decrease) in net assets during the period	130,279	1,356,656
Net Assets, beginning of period	2,154,933	50
Net Assets at End of Period	$2,285,212	$1,356,706

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net increase (decrease) in net assets resulting from operations	$109,679	$3,004
Net realized (gain) loss on investments	2,181	251
Net change in unrealized (gains) losses on investments	(58,417)	13,328
Net unrealized (appreciation) depreciation on foreign currency forward contracts	698	55
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	5,264	(290)
Payment-in-kind interest capitalized	(980)	(904)
Net accretion of discount and amortization of premium	(2,972)	(392)
Amortization of deferred financing costs	1,400	493
Amortization of offering costs	38	456
Purchases of investments	(619,410)	(3,039,594)
Proceeds from sale of investments and principal repayments	736,033	407,945
Changes in operating assets and liabilities:
Interest receivable	(2,892)	(10,859)
Receivable for investments sold	(29,042)	(264,827)
Other assets	(22,666)	(3,724)
Payable for investments purchased	(35,641)	1,078,986
Management and performance-based incentive fees payable	716	—
Accrued administrative services expense payable	(1,906)	571
Interest payable	5,759	2,184
Other liabilities and accrued expenses	(4,623)	6,263
Net Cash Used in/Provided by Operating Activities	$83,218	$(1,807,054)

Financing Activities
Issuances of debt	$435,043	$726,634
Payments of debt	(619,074)	—
Financing costs paid and deferred	(1,074)	(19,197)
Proceeds from issuance of common shares	181,228	1,366,298
Repurchased shares, net of early repurchase deduction paid	(40,854)	—
Distributions paid	(26,162)	(4,949)
Offering costs paid and deferred	(38)	(2,007)
Net Cash Used in/Provided by Financing Activities	$(70,931)	$2,066,779

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash and cash equivalents and foreign currencies during the period	$12,287	$259,725
Effect of foreign exchange rate changes on cash and cash equivalents	(4)	(3)
Cash, cash equivalents and foreign currencies at beginning of period	51,658	50
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$63,941	$259,772

Supplemental Disclosure and Non-Cash Information
Cash interest paid	$31,042	$833
Distributions payable	$18,146	$7,697
Reinvestment of distributions during the period	$21,112	$3,914
PIK income	$916	$904

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)

Aerospace & Defense
MRO Holdings
MRO Holdings, Inc.	First Lien Secured Debt	L+625, 0.50% Floor	12/18/2028	$5,000	$5,000	$5,000	(4)(8)(14)
Transdigm
Transdigm Inc.	First Lien Secured Debt	S+325, 0.00% Floor	8/24/2028	17,500	17,456	17,474	(8)(17)
		Total Aerospace & Defense			$22,456	$22,474

Asset Backed Securities
Roaring Fork III-B
Roaring Fork III-B, LLC	First Lien Secured Debt	S+540, 0.00% Floor	7/16/2026	$48,000	$25,748	$25,366	(4)(8)(9) (11)(17)(26)
	First Lien Secured Debt	S+525, 0.00% Floor	7/16/2026	2,000	2,000	1,968	(4)(8)(9) (17)
		Total Asset Backed Securities			$27,748	$27,334

Auto Components
Mavis Tire Express Services
Mavis Tire Express Services Corp.	First Lien Secured Debt	S+400, 0.75% Floor	5/4/2028	$22,443	$22,468	$22,061	(17)
		Total Auto Components			$22,468	$22,061

Automobile Components
Truck Hero
RealTruck Group, Inc.	First Lien Secured Debt	L+375, 0.75% Floor	1/31/2028	$19,949	$19,780	$17,826	(14)
		Total Automobile Components			$19,780	$17,826

Biotechnology
Azurity Pharmaceuticals
Azurity Pharmaceuticals, Inc.	First Lien Secured Debt	L+600, 0.75% Floor	9/20/2027	$44,879	$43,793	$43,495	(14)
		Total Biotechnology			$43,793	$43,495

Building Products
Cornerstone Building Brands
Cornerstone Building Brands, Inc.	First Lien Secured Debt	S+563, 0.50% Floor	8/1/2028	$55,766	$55,218	$52,420	(17)
Oldcastle Building
Oscar Acquisitionco, LLC	First Lien Secured Debt	S+450, 0.50% Floor	4/29/2029	4,987	4,826	4,820	(17)
US LBM
LBM Acquisition, LLC	First Lien Secured Debt	L+375, 0.75% Floor	12/17/2027	39,898	39,561	37,710	(14)
		Total Building Products			$99,605	$94,950
Capital Markets
Arrowhead Engineered Products
Arrowhead Holdco Company	First Lien Secured Debt	S+450, 0.75% Floor	8/31/2028	$9,900	$9,900	$9,652	(4)(17)
Edelman Financial Services
The Edelman Financial Engines Centre, LLC	First Lien Secured Debt	L+375, 0.75% Floor	4/7/2028	24,937	24,942	24,099	(14)
		Total Capital Markets			$34,842	$33,751

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Chemicals
AkzoNobel
Nouryon USA LLC	First Lien Secured Debt	S+400, 0.00% Floor	4/3/2028	$4,972	$4,923	$4,966	(8)(17)
AOC
LSF11 A5 HoldCo LLC	First Lien Secured Debt	S+425, 0.50% Floor	10/15/2028	8,148	7,931	8,005	(16)
	First Lien Secured Debt	S+350, 0.50% Floor	10/15/2028	5,838	5,851	5,670	(17)
					13,782	13,675
Heubach
SK Neptune Husky Group Sarl	First Lien Secured Debt	S+500, 0.50% Floor	1/3/2029	9,540	9,492	7,739	(8)(17)
Solenis
Olympus Water US Holding Corporation	First Lien Secured Debt	L+375, 0.50% Floor	11/9/2028	10,118	9,936	9,612	(14)
	First Lien Secured Debt	S+450, 0.50% Floor	11/9/2028	6,839	6,764	6,571	(10)(17)
					16,700	16,183
Vita Global
Vita Global FinCo Limited	First Lien Secured Debt	SONIA+700, 0.00% Floor	7/6/2027	£17,500	23,691	21,048	(3)(4)(8) (19)
W.R. Grace
W.R. Grace Holdings LLC	First Lien Secured Debt	L+375, 0.50% Floor	9/22/2028	5,967	5,963	5,936	(14)
		Total Chemicals			$74,551	$69,547

Commercial Services & Supplies
Beeline
IQN Holding Corp.	First Lien Secured Debt	S+525, 0.75% Floor	5/2/2029	$62,689	$62,130	$62,065	(4)(17)
	First Lien Secured Debt	S+550, 0.75% Floor	5/2/2029	11,867	(4)	(119)	(4)(5)(11) (26)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	5/2/2028	5,134	(44)	(51)	(4)(5)(11) (26)
					62,082	61,895
Calypso
AxiomSL Group, Inc.	First Lien Secured Debt	L+575, 1.00% Floor	12/3/2027	14,562	14,219	14,562	(4)(14)
	First Lien Secured Debt	L+600, 1.00% Floor	12/3/2027	956	(11)	—	(4)(11)(26)
	First Lien Secured Debt - Revolver	L+600, 1.00% Floor	12/3/2025	1,043	(29)	—	(4)(11)(26)
					14,179	14,562
GardaWorld
Garda World Security Corporation	First Lien Secured Debt	S+425, 0.00% Floor	10/30/2026	24,543	24,514	24,344	(8)(17)
	First Lien Secured Debt	S+425, 0.00% Floor	2/1/2029	10,404	10,313	10,111	(8)(17)
					34,827	34,455
HKA
Mount Olympus Bidco Limited	First Lien Secured Debt	S+575, 0.50% Floor	8/9/2029	18,465	17,247	17,173	(4)(8)(9) (18)(26)
LABL, Inc.
LABL, Inc.	First Lien Secured Debt	L+500, 0.50% Floor	10/29/2028	24,937	25,094	24,212	(14)
Liberty Tire Recycling
LTR Intermediate Holdings, Inc.	First Lien Secured Debt	L+450, 1.00% Floor	5/5/2028	9,099	9,055	8,246	(14)
Profile Products LLC
Profile Products LLC	First Lien Secured Debt	L+550, 0.75% Floor	11/12/2027	4,950	4,950	4,950	(4)(14)
R.R. Donnelley
R. R. Donnelley & Sons Company	First Lien Secured Debt	S+725, 0.75% Floor	3/17/2028	150,000	145,518	148,750	(9)(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
SAVATREE
CI (Quercus) Intermediate Holdings, LLC	First Lien Secured Debt	L+525, 0.75% Floor	10/12/2028	17,535	16,067	16,017	(4)(11)(14) (26)
	First Lien Secured Debt - Revolver	L+550, 0.75% Floor	10/12/2028	2,273	(47)	(40)	(4)(5)(11) (26)
					16,020	15,977
Tranzonic
TZ Buyer LLC	First Lien Secured Debt	S+600, 0.75% Floor	8/14/2028	9,306	9,087	9,073	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+600, 0.75% Floor	8/14/2028	606	(14)	(15)	(4)(5)(9) (11)(26)
TZ Parent LLC	Common Equity - Equity Unit	N/A	N/A	50 Shares	50	53	(4)(9)
					9,123	9,111
TravelCenters of America Inc
TravelCenters of America Inc	First Lien Secured Debt	L+600, 1.00% Floor	12/14/2027	19,550	19,721	19,550	(4)(8)(14)
United Site Services
PECF USS Intermediate Holding III Corporation	First Lien Secured Debt	L+425, 0.50% Floor	12/15/2028	22,443	22,519	19,015	(14)
Version 1
Investment Company 24 Bidco Limited	First Lien Secured Debt	SONIA+575, 0.00% Floor	7/11/2029	£6,559	7,604	7,848	(3)(4)(8) (9)(19)
	First Lien Secured Debt	E+575, 0.00% Floor	7/11/2029	€5,406	4,646	4,976	(3)(4)(8) (9)(22)(26)
					12,250	12,824
		Total Commercial Services & Supplies			$392,585	$390,720
Communications Equipment
Mitel Networks
MLN US Holdco LLC	First Lien Secured Debt	S+644, 1.00% Floor	10/18/2027	$6,395	$6,172	$6,171	(4)(8)(17)
	Second Lien Secured Debt	S+670, 1.00% Floor	10/18/2027	38,156	39,679	32,815	(4)(8)(17)
					45,851	38,986
Ufinet
Zacapa S.a r.l.	First Lien Secured Debt	S+400, 0.50% Floor	3/22/2029	12,469	12,412	12,230	(8)(18)
		Total Communications Equipment			$58,263	$51,216

Construction & Engineering
Trench Plate Rental Co.
Trench Plate Rental Co.	First Lien Secured Debt	S+550, 1.00% Floor	12/3/2026	$45,114	$44,497	$44,437	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	12/3/2026	4,545	1,149	1,136	(4)(9)(11) (17)(26)
Trench Safety Solutions Holdings, LLC	Common Equity - Equity Unit	N/A	N/A	331 Shares	50	43	(4)(9)
		Total Construction & Engineering			$45,696	$45,616

Consumer Finance
American Express GBT
GBT Group Services B.V.	First Lien Secured Debt	S+675, 1.00% Floor	12/16/2026	$31,000	$31,045	$30,914	(4)(8)(17)
		Total Consumer Finance			$31,045	$30,914

Containers & Packaging
Berlin Packaging
Berlin Packaging L.L.C.	First Lien Secured Debt	L+375, 0.50% Floor	3/11/2028	$26,932	$26,984	$26,585	(14)
BOX Partners
Bp Purchaser LLC	First Lien Secured Debt	L+550, 0.75% Floor	12/11/2028	7,425	7,425	7,425	(4)(14)
Tekni-Plex
Trident TPI Holdings, Inc.	First Lien Secured Debt	L+400, 0.50% Floor	9/15/2028	35,818	35,860	34,715	(14)
		Total Containers & Packaging			$70,269	$68,725

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date		Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Diversified Consumer Services
2U
2U, Inc.	First Lien Secured Debt	S+650, 0.75% Floor	12/28/2026		$16,473	$15,651	$15,897	(8)(17)
Accelerate Learning
Eagle Purchaser, Inc.	First Lien Secured Debt	S+675, 1.00% Floor	3/22/2030		26,053	19,830	19,745	(4)(9)(11) (17)(26)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	3/22/2029		3,947	672	671	(4)(9)(11) (17)(26)
						20,502	20,416
Greencross
Vermont Aus Pty Ltd	First Lien Secured Debt	S+550, 0.75% Floor	3/23/2028		102,779	100,559	100,210	(4)(8)(9) (17)
	First Lien Secured Debt	BBSW+575, 0.75% Floor	3/23/2028	A$	9,900	7,184	6,452	(3)(4)(8) (9)(20)
						107,743	106,662
Houghton Mifflin
Houghton Mifflin Harcourt Company	First Lien Secured Debt	S+525, 0.50% Floor	4/9/2029		49,757	47,524	44,744	(17)
		Total Diversified Consumer Services				$191,420	$187,719

Diversified Financial Services
Acuity
Trident Bidco Limited	First Lien Secured Debt	S+525, 0.00% Floor	6/7/2029		$61,619	$60,395	$60,387	(4)(8)(9) (15)
PIB
Paisley Bidco Limited	First Lien Secured Debt	SONIA+700, 0.00% Floor	3/17/2028		£22,500	6,890	6,852	(3)(4)(8) (11)(19)(26)
		Total Diversified Financial Services				$67,285	$67,239

Diversified Telecommunication Services
ORBCOMM
ORBCOMM, Inc.	First Lien Secured Debt	L+425, 0.75% Floor	9/1/2028		$3,995	$4,004	$3,314	(14)
		Total Diversified Telecommunication Services				$4,004	$3,314

Electric Utilities
Congruex Group LLC
Congruex Group LLC	First Lien Secured Debt	S+575, 0.75% Floor	5/3/2029		$29,775	$29,099	$29,105	(4)(9)(17)
		Total Electric Utilities				$29,099	$29,105

Electrical Equipment
Antylia Scientific
CPI Buyer, LLC	First Lien Secured Debt	S+550, 0.75% Floor	11/1/2028		$31,301	$31,301	$30,831	(4)(16)
	First Lien Secured Debt	L+550, 0.75% Floor	11/1/2028		6,475	3,129	3,032	(4)(14)(26)
	First Lien Secured Debt - Revolver	L+550, 0.75% Floor	10/30/2026		3,346	—	(50)	(4)(5)(11) (26)
		Total Electrical Equipment				$34,430	$33,813
Entertainment
Chernin Entertainment
Jewel Purchaser, Inc.	First Lien Secured Debt	S+550, 0.50% Floor	7/1/2027		$92,247	$90,126	$91,786	(4)(9)(17)
		Total Entertainment				$90,126	$91,786

Equity Real Estate Investment Trusts (REITs)
Oak View Group
OVG Business Services, LLC	First Lien Secured Debt	L+625, 1.00% Floor	11/20/2028		$7,425	$7,425	$7,239	(14)
		Total Equity Real Estate Investment Trusts (REITs)				$7,425	$7,239

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Financial Services
Pave America
Pavement Partners Interco, LLC	First Lien Secured Debt	S+675, 1.00% Floor	2/7/2028	$27,395	$23,217	$23,200	(4)(9)(11) (17)(26)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	2/7/2028	2,605	792	790	(4)(9)(11) (17)(26)
					24,009	23,990
VEPF VII
VEPF VII Holdings, L.P.	First Lien Secured Debt	S+450, 0.00% Floor	2/28/2028	18,000	17,911	17,910	(4)(8)(17)
		Total Financial Services			$41,920	$41,900

Financing
Transportation Insight
TI Intermediate Holdings, LLC	First Lien Secured Debt	L+425, 1.00% Floor	12/18/2024	$7,443	$7,443	$7,406	(4)(14)
		Total Financing			$7,443	$7,406

Food & Staples Retailing
Rise and Brill
Ultimate Baked Goods Midco LLC	First Lien Secured Debt	S+650, 1.00% Floor	8/13/2027	$8,279	$8,052	$8,011	(4)(9)(16)
	First Lien Secured Debt - Revolver	L+650, 1.00% Floor	8/13/2027	1,016	88	94	(4)(9)(11) (14)(26)
		Total Food & Staples Retailing			$8,140	$8,105

Food Products
Tate & Lyle
Primary Products Finance LLC	First Lien Secured Debt	S+400, 0.50% Floor	4/1/2029	$4,216	$4,198	$4,162	(17)
		Total Food Products			$4,198	$4,162
Ground Transportation
PODS
PODS, LLC	First Lien Secured Debt	S+300, 0.75% Floor	3/31/2028	$10,569	$10,579	$10,290	(17)
	First Lien Secured Debt	S+400, 0.75% Floor	3/31/2028	5,237	5,081	5,158	(17)
		Total Ground Transportation			$15,660	$15,448

Health Care Equipment & Supplies
Embecta Corp.
Embecta Corp.	First Lien Secured Debt - Corporate Bond	5.00%	2/15/2030	$7,500	$6,877	$6,459
Treace Medical Concepts
Treace Medical Concepts, Inc.	First Lien Secured Debt	S+600, 1.00% Floor	4/1/2027	17,500	7,261	7,203	(4)(8)(9) (16)(26)
	First Lien Secured Debt - Revolver	S+400, 1.00% Floor	4/1/2027	1,500	200	185	(4)(8)(9) (11)(16)(26)
					7,461	7,388
Zest Dental Solutions
Zest Acquisition Corp.	First Lien Secured Debt	S+550, 0.00% Floor	2/8/2028	11,970	11,372	11,566	(17)
		Total Health Care Equipment & Supplies			$25,710	$25,413

Health Care Providers & Services
Advarra
Advarra Holdings, Inc.	First Lien Secured Debt	S+575, 0.75% Floor	8/24/2029	$199,541	$179,773	$180,970	(4)(9)(11) (17)(26)
Affordable Care
ACI Group Holdings, Inc.	First Lien Secured Debt	L+550, 0.75% Floor	8/2/2028	4,960	4,960	4,910	(4)(14)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Athenahealth
Athenahealth Group Inc.	First Lien Secured Debt	S+350, 0.50% Floor	2/15/2029	46,895	40,472	38,892	(11)(17) (26)
CoreTrust
Coretrust Purchasing Group LLC	First Lien Secured Debt	S+675, 0.75% Floor	10/1/2029	37,182	31,454	31,330	(4)(11)(17) (26)
	First Lien Secured Debt - Revolver	S+675, 0.75% Floor	10/1/2029	4,737	(132)	(142)	(4)(5)(11) (26)
					31,322	31,188
Dental Care Alliance
DCA Investment Holding LLC	First Lien Secured Debt	S+641, 0.75% Floor	4/3/2028	2,472	2,472	2,472	(4)(17)
Eating Recovery Center
ERC Topco Holdings, LLC	First Lien Secured Debt	L+550, 0.75% Floor	11/10/2028	35,205	35,205	34,677	(4)(14)
	First Lien Secured Debt - Revolver	L+550, 0.75% Floor	11/10/2027	3,195	1,278	1,214	(4)(11)(14) (26)
					36,483	35,891
Gateway Services
Gateway US Holdings, Inc.	First Lien Secured Debt	S+650, 0.75% Floor	9/22/2026	89,227	84,913	84,289	(4)(11)(17) (26)
	First Lien Secured Debt	S+550, 0.75% Floor	9/22/2026	3,402	2,827	2,797	(4)(11)(17) (26)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	9/22/2026	2,629	1,430	1,407	(4)(11)(17) (26)
					89,170	88,493
Medical Solutions Holdings
Medical Solutions Holdings, Inc.	First Lien Secured Debt	S+325, 0.50% Floor	11/1/2028	4,987	4,996	4,860	(17)
Practice Plus Group
Practice Plus Group Bidco Limited / Practice Plus Group Holdings Limited	First Lien Secured Debt	SONIA+650, 0.50% Floor	11/18/2029	£10,000	11,575	12,028	(3)(4)(8) (9)(19)
Public Partnerships
PPL Acquisition LLC	First Lien Secured Debt	S+625, 0.75% Floor	7/1/2028	8,780	8,571	8,604	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+625, 0.75% Floor	7/1/2028	1,000	(17)	(20)	(4)(5)(9) (11)(26)
PPL Equity LP	Preferred Equity - Preferred Stocks	N/A	N/A	50,000 Shares	50	50	(4)(9)
	Preferred Equity - Equity Unit	N/A	N/A	50,000 Shares	50	—	(4)(9)
					8,654	8,634
Smile Brands
Smile Brands Inc.	First Lien Secured Debt	S+450, 0.75% Floor	10/12/2025	7,424	7,424	7,387	(4)(17)
Thrive Pet Healthcare
Pathway Vet Alliance LLC	First Lien Secured Debt	L+375, 0.00% Floor	3/31/2027	27,430	27,386	24,161	(14)
Tivity Health
Tivity Health, Inc.	First Lien Secured Debt	S+600, 0.75% Floor	6/28/2029	114,425	112,827	113,281	(4)(9)(17)
		Total Health Care Providers & Services			$557,514	$553,167

Health Care Technology
Clario
eResearchTechnology, Inc.	First Lien Secured Debt	L+450, 1.00% Floor	2/4/2027	$26,931	$26,428	$25,483	(14)
Wellsky
Project Ruby Ultimate Parent Corp.	First Lien Secured Debt	S+575, 0.75% Floor	3/10/2028	53,233	51,777	51,902	(4)(17)
		Total Health Care Technology			$78,205	$77,385

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Hotels, Restaurants & Leisure
Delivery Hero
Delivery Hero Finco Germany GmbH	First Lien Secured Debt	E+575, 0.00% Floor	8/12/2027	€79,000	$82,060	$83,962	(3)(8)(9) (21)
Delivery Hero SE	First Lien Secured Debt	S+575, 0.50% Floor	8/12/2027	17,825	17,485	17,527	(8)(9)(17)
					99,545	101,489
Fertitta Entertainment
Fertitta Entertainment LLC/NV	First Lien Secured Debt	S+400, 0.50% Floor	1/27/2029	9,975	10,017	9,843	(17)
Norwegian Cruise Line
NCL Corporation Ltd.	First Lien Secured Debt - Corporate Bond	9.75%	2/22/2028	19,223	19,033	20,173	(4)(8)(9)
PARS
PARS Group LLC	First Lien Secured Debt	S+675, 1.50% Floor	4/3/2028	10,000	8,921	8,898	(4)(9)(16) (26)
		Total Hotels, Restaurants & Leisure			$137,516	$140,403
Household Durables
Ergotron
Ergotron Acquisition, LLC	First Lien Secured Debt	S+575, 0.75% Floor	7/6/2028	$9,900	$9,721	$9,702	(4)(17)
Ergotron Investments, LLC	Common Equity - Equity Unit	N/A	N/A	500 Shares	50	48	(4)
		Total Household Durables			$9,771	$9,750

Household Products
Advantice Health
Jazz AH Holdco, LLC	First Lien Secured Debt	S+500, 0.75% Floor	4/3/2028	$9,164	$7,164	$6,911	(4)(11)(17) (26)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	4/3/2028	800	367	358	(4)(11)(17) (26)
		Total Household Products			$7,531	$7,269

Insurance
Alera Group, Inc.
Alera Group, Inc.	First Lien Secured Debt	S+650, 0.75% Floor	10/2/2028	$39,843	$33,710	$34,000	(4)(9)(11) (17)(26)
	First Lien Secured Debt	S+600, 0.75% Floor	10/2/2028	16,563	16,187	16,361	(4)(9)
					49,897	50,361
Asurion
Asurion, LLC	First Lien Secured Debt	L+325, 0.00% Floor	12/23/2026	15,355	15,277	14,285	(14)
	First Lien Secured Debt	L+325, 0.00% Floor	7/31/2027	7,587	7,579	6,980	(14)
					22,856	21,265
Howden Group
Hyperion Refinance Sarl	First Lien Secured Debt	S+525, 0.75% Floor	11/12/2027	103,000	100,982	103,000	(4)(8)(17)
	First Lien Secured Debt	S+400, 0.50% Floor	3/24/2030	9,890	9,546	9,853	(8)(16)
					110,528	112,853
Patriot Growth Insurance Services
Patriot Growth Insurance Services, LLC	First Lien Secured Debt	L+550, 0.75% Floor	10/16/2028	32,387	32,387	32,387	(4)(14)
	First Lien Secured Debt - Revolver	L+550, 0.75% Floor	10/16/2028	2,311	—	—	(4)(11)(26)
					32,387	32,387
Risk Strategies
RSC Acquisition Inc	First Lien Secured Debt	S+550, 0.75% Floor	10/30/2026	26,950	14,097	14,137	(4)(11)(17) (26)
		Total Insurance			$229,765	$231,003

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
IT Services
Anaplan
Anaplan, Inc.	First Lien Secured Debt	S+650, 0.75% Floor	6/21/2029	$146,692	$143,989	$144,491	(4)(17)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	6/21/2028	9,073	(158)	(136)	(4)(5)(11) (26)
					143,831	144,355
Genesys Cloud
Greeneden U.S. Holdings II, LLC	First Lien Secured Debt	L+400, 0.75% Floor	12/1/2027	16,396	16,387	16,187	(14)
Peraton Corp.
Peraton Corp.	First Lien Secured Debt	L+375, 0.75% Floor	2/1/2028	24,935	24,934	24,676	(14)
Virtusa
Virtusa Corporation	First Lien Secured Debt	S+375, 0.75% Floor	2/15/2029	10,972	10,868	10,869	(17)
Wood Mackenzie
Planet US Buyer LLC	First Lien Secured Debt	S+675, 0.75% Floor	2/1/2030	63,111	61,247	61,218	(4)(8)(9) (17)
	First Lien Secured Debt - Revolver	S+675, 0.75% Floor	2/1/2028	5,049	(147)	(151)	(4)(5)(8) (9)(11)(26)
					61,100	61,067
		Total IT Services			$257,120	$257,154

Machinery
Charter Next Generation
Charter Next Generation, Inc.	First Lien Secured Debt	S+375, 0.75% Floor	12/1/2027	$10,000	$10,033	$9,893	(16)
Pro Mach Group, Inc.
Pro Mach Group, Inc.	First Lien Secured Debt	L+400, 1.00% Floor	8/31/2028	21,687	21,748	21,615	(14)
	First Lien Secured Debt	S+500, 0.50% Floor	8/31/2028	2,514	2,388	2,526	(17)
					24,136	24,141
SPX Flow
SPX Flow, Inc.	Unsecured Debt - Corporate Bond	8.75%	4/1/2030	6,255	5,980	5,411
		Total Machinery			$40,149	$39,445
Media
Accelerate360
Accelerate360 Holdings, LLC	First Lien Secured Debt	S+550, 1.00% Floor	2/11/2027	$74,661	$74,661	$74,661	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	2/11/2027	26,908	15,696	15,696	(4)(9)(11) (17)(26)
					90,357	90,357
Advantage Sales
Advantage Sales & Marketing Inc.	First Lien Secured Debt	L+450, 0.75% Floor	10/28/2027	27,618	27,688	23,843	(8)(14)
Associa
Associations Inc.	First Lien Secured Debt	S+400 Cash plus 2.50% PIK	7/2/2027	15,322	15,193	15,246	(4)(16)(17)
	First Lien Secured Debt	S+625 Cash plus 2.50% PIK	7/2/2027	985	976	980	(4)(16)
					16,169	16,226
Charter Communications
CCO Holdings LLC / CCO Holdings Capital Corp	Unsecured Debt - Corporate Bond	4.75%	2/1/2032	10,500	9,419	8,833
Gannett
Gannett Holdings, LLC	First Lien Secured Debt	L+500, 0.50% Floor	10/15/2026	59,606	59,417	58,674	(8)(13)
Gannett Co., Inc.
Gannett Holdings, LLC	First Lien Secured Debt - Corporate Bond	6.00%	11/1/2026	16,000	12,702	13,510	(8)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Material+
Material Holdings, LLC	First Lien Secured Debt	S+575, 0.75% Floor	8/19/2027	7,425	7,425	7,313	(4)(16)
McGraw Hill
McGraw-Hill Education, Inc.	First Lien Secured Debt	L+475, 0.50% Floor	7/28/2028	34,911	33,898	32,712	(14)
		Total Media			$257,075	$251,468

Paper & Forest Products
Ahlstrom-Munksjö
Ahlstrom Holding 3 Oy	First Lien Secured Debt	L+375, 0.75% Floor	2/4/2028	$8,461	$8,504	$8,270	(8)(14)
		Total Paper & Forest Products			$8,504	$8,270

Personal Products
Heat Makes Sense
Heat Makes Sense Shared Services, LLC	First Lien Secured Debt	S+550, 0.75% Floor	7/1/2029	$8,292	$8,135	$8,209	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	7/1/2029	1,617	710	723	(4)(9)(17) (26)
Ishtar Co-Invest-B LP	Common Equity - Stock	N/A	N/A	38,889 Shares	39	43	(4)(9)
Oshun Co-Invest-B LP	Common Equity - Stock	N/A	N/A	11,111 Shares	11	12	(4)(9)
					8,895	8,987
VFS Global
Speed Midco 3 S.A R.L.	First Lien Secured Debt	E+700, 0.00% Floor	5/16/2029	€111,776	114,194	118,797	(3)(4)(8) (9)(22)
	First Lien Secured Debt	SONIA+750, 0.00% Floor	5/16/2029	£22,059	26,537	26,804	(3)(4)(8) (9)(19)
					140,731	145,601
		Total Personal Products			$149,626	$154,588
Pharmaceuticals
Bausch Health
Bausch Health Companies Inc.	First Lien Secured Debt	S+525, 0.50% Floor	2/1/2027	$41,391	$39,716	$30,963	(8)(17)
CNSI
CNSI Holdings, LLC	First Lien Secured Debt	S+650, 0.50% Floor	12/17/2028	35,910	34,703	34,653	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+650, 0.50% Floor	12/17/2027	4,000	(131)	(140)	(4)(5)(9) (11)(26)
		Total Pharmaceuticals			$74,288	$65,476

Professional Services
Kroll
Deerfield Dakota Holding, LLC	First Lien Secured Debt	S+375, 1.00% Floor	4/9/2027	$19,949	$19,986	$19,367	(17)
		Total Professional Services			$19,986	$19,367

Real Estate Management & Development
3Phase Elevator
Polyphase Elevator Holding Company	First Lien Secured Debt	S+550, 1.00% Floor	6/23/2027	$3,465	$3,465	$3,465	(4)(16)
Pritchard Industries
Pritchard Industries, LLC	First Lien Secured Debt	S+550, 0.75% Floor	10/13/2027	6,435	6,435	6,338	(4)(18)
		Total Real Estate Management & Development			$9,900	$9,803

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Software
Access Group
Armstrong Bidco Limited	First Lien Secured Debt	SONIA+550, 0.00% Floor	6/28/2029	£42,000	$46,194	$46,797	(3)(4)(8) (11)(19)(26)
Avalara
Avalara, Inc.	First Lien Secured Debt	S+725, 0.75% Floor	10/19/2028	136,364	133,138	133,636	(4)(17)
	First Lien Secured Debt - Revolver	S+725, 0.75% Floor	10/19/2028	13,636	(316)	(273)	(4)(5)(11) (26)
					132,822	133,363
BMC Software
Boxer Parent Company Inc.	First Lien Secured Debt	L+375, 0.00% Floor	10/2/2025	11,965	11,965	11,834	(14)
Citrix
Cloud Software Group, Inc.	First Lien Secured Debt	S+450, 0.50% Floor	9/29/2028	45,000	39,378	40,797	(17)
	First Lien Secured Debt	S+450, 0.50% Floor	3/30/2029	22,307	20,368	20,355	(17)
					59,746	61,152
Coupa Software
Coupa Software Incorporated	First Lien Secured Debt	S+750, 0.75% Floor	2/27/2030	60,220	53,853	53,840	(4)(9)(11) (17)(26)
	First Lien Secured Debt - Revolver	S+750, 0.75% Floor	2/27/2029	3,780	(93)	(94)	(4)(5)(9) (11)(26)
					53,760	53,746
DigiCert
Dcert Buyer, Inc.	First Lien Secured Debt	S+400, 0.00% Floor	10/16/2026	27,928	27,902	27,409	(16)
Duck Creek Technologies
Disco Parent, LLC	First Lien Secured Debt	S+750, 1.00% Floor	3/30/2029	21,392	20,858	20,857	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+750, 1.00% Floor	3/30/2029	2,139	(53)	(53)	(4)(5)(9) (11)(26)
					20,805	20,804
Flexera
Flexera Software LLC	First Lien Secured Debt	L+375, 0.75% Floor	3/3/2028	22,442	22,468	22,162	(14)
Imperva
Imperva, Inc.	First Lien Secured Debt	L+400, 1.00% Floor	1/12/2026	44,883	44,866	39,520	(14)
Infoblox
Delta Topco, Inc.	First Lien Secured Debt	S+375, 0.75% Floor	12/1/2027	26,000	25,972	24,169	(17)
Medallia
Medallia, Inc.	First Lien Secured Debt	L+600 Cash plus 0.75% PIK	10/29/2028	36,933	36,184	36,748	(4)(9)(14)
Ping Identity
Ping Identity Holding Corp.	First Lien Secured Debt	S+700, 0.75% Floor	10/17/2029	22,727	22,185	22,159	(4)(16)
	First Lien Secured Debt - Revolver	S+700, 0.75% Floor	10/17/2028	2,273	(53)	(57)	(4)(5)(11) (26)
					22,132	22,102
Relativity
Relativity ODA LLC	First Lien Secured Debt	L+650 Cash plus 1.00% PIK	5/12/2027	28,930	27,990	27,773	(4)(14)
	First Lien Secured Debt - Revolver	L+650 Cash plus 1.00% PIK	5/12/2027	2,500	(55)	(100)	(4)(5)(11) (26)
					27,935	27,673
Solera
Polaris Newco, LLC	First Lien Secured Debt	L+400, 0.50% Floor	6/2/2028	49,818	49,881	45,569	(14)
Sovos Compliance
Sovos Compliance, LLC	First Lien Secured Debt	L+450, 0.50% Floor	8/11/2028	5,174	5,166	4,912	(14)
Stamps.com
Auctane, Inc.	First Lien Secured Debt	L+575, 0.75% Floor	10/5/2028	32,175	31,650	32,175	(4)(9)(14)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date		Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Zendesk
Zendesk, Inc.	First Lien Secured Debt	S+700, 0.75% Floor	11/22/2028		142,059	139,310	139,928	(4)(9)(17)
	First Lien Secured Debt	S+650, 0.75% Floor	11/22/2028		35,515	(339)	(533)	(4)(5)(9) (11)(26)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	11/22/2028		14,624	(279)	(219)	(4)(5)(9) (11)(26)
						138,692	139,176
		Total Software				$758,140	$749,311

Special Purpose Entity
48forty Solutions
Alpine Acquisition Corp II	First Lien Secured Debt	S+550, 1.00% Floor	11/30/2026		$7,444	$7,444	$7,407	(4)(17)
		Total Special Purpose Entity				$7,444	$7,407

Specialty Retail
Carvana
Carvana Co.	Unsecured Debt - Corporate Bond	10.25%	5/1/2030		$56,858	$51,893	$32,705	(8)
	Unsecured Debt - Corporate Bond	4.88%	9/1/2029		3,300	2,074	1,384	(8)
						53,967	34,089
PetSmart
PetSmart LLC	First Lien Secured Debt	S+375, 0.75% Floor	2/11/2028		9,850	9,855	9,786	(16)
		Total Specialty Retail				$63,822	$43,875
Technology Hardware, Storage & Peripherals
Forterro
Yellow Castle AB	First Lien Secured Debt	E+500, 0.00% Floor	7/9/2029		€9,802	$9,736	$10,417	(3)(4)(8)(22)
	First Lien Secured Debt	SARON+550, 0.00% Floor	7/9/2029	₣	3,296	3,306	3,530	(3)(4)(8)(23)
	First Lien Secured Debt	E+550, 0.00% Floor	7/7/2029		€8,445	3,097	3,328	(3)(4)(8)(22) (26)
	First Lien Secured Debt	STIBOR+550, 0.00% Floor	7/9/2029	kr	34,792	3,228	3,285	(3)(4)(8)(24)
		Total Technology Hardware, Storage & Peripherals				$19,367	$20,560

Textiles, Apparel & Luxury Goods
Authentic Brands
ABG Intermediate Holdings 2 LLC	First Lien Secured Debt	S+400, 0.00% Floor	12/21/2028		$6,778	$6,676	$6,715	(17)
	First Lien Secured Debt	S+325, 0.00% Floor	12/21/2028		2,222	(22)	(21)	(5)(16)(26)
						6,654	6,694
Claire's
Claire's Stores, Inc.	First Lien Secured Debt	L+650, 0.00% Floor	12/18/2026		11,988	11,824	10,809	(14)
Iconix Brand Group
IBG Borrower LLC	First Lien Secured Debt	S+600, 1.00% Floor	8/22/2029		42,538	41,541	41,688	(4)(9)(17)
		Total Textiles, Apparel & Luxury Goods				$60,019	$59,191

Transportation Infrastructure
Alliance Ground International
AGI-CFI Holdings, Inc.	First Lien Secured Debt	S+575, 0.75% Floor	6/11/2027		$9,925	$9,749	$9,925	(4)(17)
	First Lien Secured Debt	S+550, 0.75% Floor	6/11/2027		7,424	7,424	7,424	(4)(17)
						17,173	17,349
Swissport
Radar Bidco S.a.r.l.	First Lien Secured Debt	E+725, 0.00% Floor	9/30/2027		€85,000	80,261	89,417	(3)(4)(8)(9) (22)
		Total Transportation Infrastructure				$97,434	$106,766

		Total Investments before Cash Equivalents				$4,313,137	$4,252,936
State Street Institutional US Government Money Market Fund						2	2	(7)
		Total Investments after Cash Equivalents				$4,313,139	4,252,938

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

Derivative Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Footnote Reference
Interest rate swap (a)	4.02%	3-month SOFR	12/21/2025	$62,000	Note 5
Interest rate swap (a)	3.97%	3-month SOFR	1/19/2026	38,000	Note 5
Interest rate swap (a)	3.67%	3-month SOFR	12/21/2027	82,000	Note 5
Interest rate swap (a)	3.65%	3-month SOFR	1/19/2028	18,000	Note 5

(a) Bears interest at a rate determined by three-month SOFR. The interest rate locked two business days prior to settlement of the interest rate swaps. The three-month SOFR is 4.91% on March 31, 2023.

Derivative Instrument	Settlement Date	Notional amount to be purchased		Notional amount to be sold		Footnote Reference
Foreign currency forward contract	6/21/2023		$3,518	₣	3,168	Note 5
Foreign currency forward contract	6/21/2023	₣	50		$55	Note 5
Foreign currency forward contract	6/21/2023		$3,690		€3,462	Note 5
Foreign currency forward contract	6/21/2023		€3,462		$3,765	Note 5
Foreign currency forward contract	6/21/2023		$15,830		£13,160	Note 5
Foreign currency forward contract	6/21/2023		£13,160		$16,223	Note 5

(1)
Fair value is determined in good faith by or under the direction of the Board of Trustees of the Company (See Note 2 to the consolidated financial statements).
(2)
Aggregate gross unrealized gain and loss for federal income tax purposes is $20,553 and $(94,506), respectively. Net unrealized loss is $(73,953) based on a tax cost of $4,325,981.
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
(8)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of March 31, 2023, non-qualifying assets represented approximately 27.77% of the total assets of the Company.
(9)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so (see to the consolidated financial statements for discussion of the exemptive order from the SEC).
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

March 31, 2023

(In thousands, except share data)

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
(13)
The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2023 was 4.86%
(14)
The interest rate on these loans is subject to 3 months LIBOR, which as of March 31, 2023 was 5.19%
(15)
The interest rate on these loans is subject to SOFR, which as of March 31, 2023 was 4.87%
(16)
The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2023 was 4.80%
(17)
The interest rate on these loans is subject to 3 months SOFR, which as of March 31, 2023 was 4.91%
(18)
The interest rate on these loans is subject to 6 months SOFR, which as of March 31, 2023 was 4.90%
(19)
The interest rate on these loans is subject to SONIA, which as of March 31, 2023 was 4.18%
(20)
The interest rate on these loans is subject to 3 months BBSW, which as of March 31, 2023 was 3.72%
(21)
The interest rate on these loans is subject to 3 months EURIBOR, which as of March 31, 2023 was 3.04%
(22)
The interest rate on these loans is subject to 6 months EURIBOR, which as of March 31, 2023 was 3.34%
(23)
The interest rate on these loans is subject to Swiss Average Rate Overnight (SARON), which as of March 31, 2023 was 1.42%
(24)
The interest rate on these loans is subject to 6 months Stockholm Interbank Offered Rate (STIBOR), which as of March 31, 2023 was 3.78%
(25)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of March 31, 2023, all of the company's investments were non-controlled, non-affiliated.

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

(26)
As of March 31, 2023, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
ABG Intermediate Holdings 2 LLC	$2,222	$—	$2,222	$—	$—	$2,222
Accelerate360 Holdings, LLC	26,908	(15,696)	11,212	—	—	11,212
Advarra Holdings, Inc.	16,576	—	16,576	—	—	16,576
Alera Group, Inc.	5,400	—	5,400	—	—	5,400
Anaplan, Inc.	9,073	—	9,073	—	—	9,073
Armstrong Bidco Limited*	3,978	—	3,978	—	—	3,978
Athenahealth Group Inc.	5,131	—	5,131	—	—	5,131
Avalara, Inc.	13,636	—	13,636	—	—	13,636
AxiomSL Group, Inc.	2,000	—	2,000	—	—	2,000
CI (Quercus) Intermediate Holdings, LLC	3,486	—	3,486	—	—	3,486
CNSI Holdings, LLC	4,000	—	4,000	—	—	4,000
Coretrust Purchasing Group LLC (HPG Enterprises LLC)	9,474	—	9,474	—	—	9,474
Coupa Software Incorporated	8,716	—	8,716	—	—	8,716
CPI Buyer, LLC	6,692	—	6,692	—	—	6,692
Disco Parent, LLC	2,139	—	2,139	—	—	2,139
Eagle Purchaser, Inc.	9,474	(789)	8,684	—	(5,526)	3,158
ERC Topco Holdings, LLC	3,195	(1,278)	1,917	—	—	1,917
Gateway US Holdings, Inc.	6,783	(1,446)	5,337	—	(4,154)	1,183
Heat Makes Sense Shared Services, LLC	1,617	(739)	878	—	—	878
Investment Company 24 Bidco Limited*	711	—	711	—	—	711

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
IQN Holding Corp.	17,001	—	17,001	—	—	17,001
Jazz AH Holdco, LLC	2,800	(380)	2,420	—	—	2,420
Mount Olympus Bidco Limited	831	—	831	—	—	831
Paisley Bidco Limited*	20,488	—	20,488	—	—	20,488
PARS Group LLC	952	—	952	—	—	952
Patriot Growth Insurance Services, LLC	2,311	—	2,311	—	—	2,311
Pavement Partners Interco, LLC	6,030	(868)	5,161	—	—	5,161
Ping Identity Holding Corp.	2,273	—	2,273	—	—	2,273
Planet US Buyer LLC	5,049	—	5,049	—	—	5,049
PPL Acquisition LLC	1,000	—	1,000	—	—	1,000
Relativity ODA LLC	2,500	—	2,500	—	—	2,500
Roaring Fork III-B, LLC	21,871	—	21,871	—	—	21,871
RSC Acquisition Inc	12,733	—	12,733	—	—	12,733
Treace Medical Concepts, Inc.	11,708	(200)	11,508	—	(5,833)	5,675
Trench Plate Rental Co.	4,545	(1,205)	3,341	—	—	3,341
TZ Buyer LLC	606	—	606	—	—	606
Ultimate Baked Goods Midco LLC	1,016	(127)	889	—	—	889
Yellow Castle AB*	5,648	—	5,648	—	—	5,648
Zendesk, Inc.	50,138	—	50,138	—	—	50,138
Total	$310,710	$(22,729)	$287,981	$—	$(15,513)	$272,468

* These investments are in a foreign currency and the total commitment has been converted to USD using the March 31, 2023 exchange rate.

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

(27)
The following shows the composition of the Company’s portfolio at cost by investment type and industry as of March 31, 2023:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total
Aerospace & Defense	$22,456	$—	$—	$—	$—	$22,456
Asset Backed Securities	27,748	—	—	—	—	27,748
Auto Components	22,468	—	—	—	—	22,468
Automobile Components	19,780	—	—	—	—	19,780
Biotechnology	43,793	—	—	—	—	43,793
Building Products	99,605	—	—	—	—	99,605
Capital Markets	34,842	—	—	—	—	34,842
Chemicals	74,551	—	—	—	—	74,551
Commercial Services & Supplies	392,535	—	—	—	50	392,585
Communications Equipment	18,584	39,679	—	—	—	58,263
Construction & Engineering	45,646	—	—	—	50	45,696
Consumer Finance	31,045	—	—	—	—	31,045
Containers & Packaging	70,269	—	—	—	—	70,269
Diversified Consumer Services	191,420	—	—	—	—	191,420
Diversified Financial Services	67,285	—	—	—	—	67,285
Diversified Telecommunication Services	4,004	—	—	—	—	4,004
Electric Utilities	29,099	—	—	—	—	29,099
Electrical Equipment	34,430	—	—	—	—	34,430
Entertainment	90,126	—	—	—	—	90,126
Equity Real Estate Investment Trusts (REITs)	7,425	—	—	—	—	7,425
Financial Services	41,920	—	—	—	—	41,920
Financing	7,443	—	—	—	—	7,443
Food & Staples Retailing	8,140	—	—	—	—	8,140
Food Products	4,198	—	—	—	—	4,198
Ground Transportation	15,660	—	—	—	—	15,660
Health Care Equipment & Supplies	25,710	—	—	—	—	25,710
Health Care Providers & Services	557,415	—	—	99	—	557,514
Health Care Technology	78,205	—	—	—	—	78,205
Hotels, Restaurants & Leisure	137,516	—	—	—	—	137,516
Household Durables	9,721	—	—	—	50	9,771
Household Products	7,531	—	—	—	—	7,531
Insurance	229,765	—	—	—	—	229,765
IT Services	257,120	—	—	—	—	257,120
Machinery	34,170	—	5,979	—	—	40,149
Media	247,656	—	9,419	—	—	257,075
Paper & Forest Products	8,504	—	—	—	—	8,504
Personal Products	149,576	—	—	—	50	149,626
Pharmaceuticals	74,288	—	—	—	—	74,288
Professional Services	19,986	—	—	—	—	19,986
Real Estate Management & Development	9,900	—	—	—	—	9,900
Software	758,140	—	—	—	—	758,140
Special Purpose Entity	7,444	—	—	—	—	7,444
Specialty Retail	9,855	—	53,967	—	—	63,822
Technology Hardware, Storage & Peripherals	19,367	—	—	—	—	19,367
Textiles, Apparel & Luxury Goods	60,019	—	—	—	—	60,019
Transportation Infrastructure	97,434	—	—	—	—	97,434
Total	$4,203,794	$39,679	$69,365	$99	$200	$4,313,137

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

(28)
The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of March 31, 2023:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total	% of Net Assets
Aerospace & Defense	$22,474	$—	$—	$—	$—	$22,474	1.0%
Asset Backed Securities	27,334	—	—	—	—	27,334	1.2%
Auto Components	22,061	—	—	—	—	22,061	1.0%
Automobile Components	17,826	—	—	—	—	17,826	0.8%
Biotechnology	43,495	—	—	—	—	43,495	1.9%
Building Products	94,950	—	—	—	—	94,950	4.2%
Capital Markets	33,751	—	—	—	—	33,751	1.5%
Chemicals	69,547	—	—	—	—	69,547	3.0%
Commercial Services & Supplies	390,667	—	—	—	53	390,720	17.1%
Communications Equipment	18,401	32,815	—	—	—	51,216	2.2%
Construction & Engineering	45,573	—	—	—	43	45,616	2.0%
Consumer Finance	30,914	—	—	—	—	30,914	1.4%
Containers & Packaging	68,725	—	—	—	—	68,725	3.0%
Diversified Consumer Services	187,719	—	—	—	—	187,719	8.2%
Diversified Financial Services	67,239	—	—	—	—	67,239	2.9%
Diversified Telecommunication Services	3,314	—	—	—	—	3,314	0.1%
Electric Utilities	29,105	—	—	—	—	29,105	1.3%
Electrical Equipment	33,813	—	—	—	—	33,813	1.5%
Entertainment	91,786	—	—	—	—	91,786	4.0%
Equity Real Estate Investment Trusts (REITs)	7,239	—	—	—	—	7,239	0.3%
Financial Services	41,900	—	—	—	—	41,900	1.8%
Financing	7,406	—	—	—	—	7,406	0.3%
Food & Staples Retailing	8,105	—	—	—	—	8,105	0.4%
Food Products	4,162	—	—	—	—	4,162	0.2%
Ground Transportation	15,448	—	—	—	—	15,448	0.7%
Health Care Equipment & Supplies	25,413	—	—	—	—	25,413	1.1%
Health Care Providers & Services	553,117	—	—	50	—	553,167	24.2%
Health Care Technology	77,385	—	—	—	—	77,385	3.4%
Hotels, Restaurants & Leisure	140,403	—	—	—	—	140,403	6.1%
Household Durables	9,702	—	—	—	48	9,750	0.4%
Household Products	7,269	—	—	—	—	7,269	0.3%
Insurance	231,003	—	—	—	—	231,003	10.1%
IT Services	257,154	—	—	—	—	257,154	11.3%
Machinery	34,034	—	5,411	—	—	39,445	1.7%
Media	242,636	—	8,832	—	—	251,468	11.0%
Paper & Forest Products	8,270	—	—	—	—	8,270	0.4%
Personal Products	154,533	—	—	—	55	154,588	6.8%
Pharmaceuticals	65,476	—	—	—	—	65,476	2.9%
Professional Services	19,367	—	—	—	—	19,367	0.8%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total	% of Net Assets
Real Estate Management & Development	9,803	—	—	—	—	9,803	0.4%
Software	749,311	—	—	—	—	749,311	32.8%
Special Purpose Entity	7,407	—	—	—	—	7,407	0.3%
Specialty Retail	9,786	—	34,089	—	—	43,875	1.9%
Technology Hardware, Storage & Peripherals	20,560	—	—	—	—	20,560	0.9%
Textiles, Apparel & Luxury Goods	59,191	—	—	—	—	59,191	2.6%
Transportation Infrastructure	106,766	—	—	—	—	106,766	4.7%
Total	$4,171,540	$32,815	$48,332	$50	$199	$4,252,936	186.1%
% of Net Assets	182.5%	1.4%	2.1%	0.0%	0.0%	186.1%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of March 31, 2023
Software	17.6%
Health Care Providers & Services	13.0%
Commercial Services & Supplies	9.2%
IT Services	6.0%
Media	5.9%
Insurance	5.5%
Diversified Consumer Services	4.4%
Personal Products	3.7%
Hotels, Restaurants & Leisure	3.3%
Transportation Infrastructure	2.5%
Building Products	2.3%
Entertainment	2.2%
Health Care Technology	1.8%
Chemicals	1.6%
Containers & Packaging	1.6%
Diversified Financial Services	1.6%
Pharmaceuticals	1.5%
Textiles, Apparel & Luxury Goods	1.4%
Communications Equipment	1.2%
Construction & Engineering	1.1%
Specialty Retail	1.0%
Biotechnology	1.0%
Financial Services	1.0%
Machinery	0.9%
Electrical Equipment	0.8%
Capital Markets	0.8%
Consumer Finance	0.7%
Electric Utilities	0.7%
Asset Backed Securities	0.6%
Health Care Equipment & Supplies	0.6%
Aerospace & Defense	0.5%
Auto Components	0.5%
Technology Hardware, Storage & Peripherals	0.5%
Professional Services	0.5%
Automobile Components	0.4%
Ground Transportation	0.4%
Real Estate Management & Development	0.2%
Household Durables	0.2%
Paper & Forest Products	0.2%
Food & Staples Retailing	0.2%
Special Purpose Entity	0.2%
Financing	0.2%
Household Products	0.2%
Equity Real Estate Investment Trusts (REITs)	0.2%
Food Products	0.1%
100.0%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2023

(In thousands, except share data)

Geographic Region	March 31, 2023
United States	80.1%
Europe	9.4%
United Kingdom	6.8%
Australia	2.5%
Canada	0.8%
Asia	0.4%

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

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Medical Solutions Holdings, Inc.
Medical Solutions Holdings, Inc.	First Lien Secured Debt	L+350, 0.50% Floor	11/1/2028	8,906	8,917	8,372	(14)
Practice Plus Group
Practice Plus Group Bidco Limited / Practice Plus Group Holdings Limited	First Lien Secured Debt	SONIA+650, 0.50% Floor	11/18/2029	£10,000	11,562	11,757	(3)(4)(8) (9)(19)
Smile Brands Inc.
Smile Brands Inc.	First Lien Secured Debt	L+475, 1.00% Floor	10/12/2024	7,443	7,443	7,332	(4)(14)
Thrive Pet Healthcare
Pathway Vet Alliance LLC	First Lien Secured Debt	L+375, 0.00% Floor	3/31/2027	29,207	29,163	24,643	(14)
Tivity Health, Inc.
Tivity Health, Inc.	First Lien Secured Debt	S+600, 0.75% Floor	6/28/2029	114,713	113,066	112,992	(4)(9)(17)
		Total Health Care Providers & Services			$559,058	$548,769

Health Care Technology
eResearchTechnology, Inc.
eResearchTechnology, Inc.	First Lien Secured Debt	L+450, 1.00% Floor	2/4/2027	$29,636	$29,103	$26,242	(14)
Wellsky
Project Ruby Ultimate Parent Corp.	First Lien Secured Debt	S+575, 0.75% Floor	3/10/2028	53,366	51,851	51,365	(4)(17)
		Total Health Care Technology			$80,954	$77,607

Hotels, Restaurants & Leisure
Fertitta Entertainment LLC/NV
Fertitta Entertainment LLC/NV	First Lien Secured Debt	S+400, 0.50% Floor	1/27/2029	$18,168	$18,233	$17,313	(17)
PARS Group LLC
PARS Group LLC	First Lien Secured Debt	S+675, 1.50% Floor	4/3/2028	10,000	8,916	8,898	(4)(9)(16) (26)
		Total Hotels, Restaurants & Leisure			$27,149	$26,211

Household Durables
Ergotron
Ergotron Acquisition, LLC	First Lien Secured Debt	S+575, 0.75% Floor	7/6/2028	$9,925	$9,739	$9,727	(4)(17)
Ergotron Investments, LLC	Common Equity - Equity Unit	N/A	N/A	500 Shares	50	54	(4)
		Total Household Durables			$9,789	$9,781

Household Products
Advantice Health
Jazz AH Holdco, LLC	First Lien Secured Debt	S+500, 0.75% Floor	4/3/2028	$9,182	$7,182	$6,901	(4)(11)(17) (26)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	4/3/2028	800	286	275	(4)(11)(17) (26)
					7,468	7,176
Vita Global
Vita Global FinCo Limited	First Lien Secured Debt	SONIA+700, 0.00% Floor	7/6/2027	£17,857	24,170	21,049	(3)(4)(8) (19)
		Total Household Products			$31,638	$28,225

Insurance
Alera Group, Inc.
Alera Group, Inc.	First Lien Secured Debt	S+650, 0.75% Floor	10/2/2028	$39,929	$27,438	$27,449	(4)(9)(11) (17)(26)
	First Lien Secured Debt	S+600, 0.75% Floor	10/2/2028	16,605	16,213	16,275	(4)(9)
					43,651	43,724

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

(In thousands, except share data)

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
(2)
Aggregate gross unrealized gain and loss for federal income tax purposes is $9,946 and $(135,828), respectively. Net unrealized loss is $125,882 based on a tax cost of $4,433,623.
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

(In thousands, except share data)

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

(In thousands, except share data)

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

(In thousands, except share data)

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

* These investments are in a foreign currency and the total commitment has been converted to USD using the December 31, 2022 exchange rate.

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

(In thousands, except share data)

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

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except share data)

(28)
The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of December 31, 2022:

Industry	First Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total	% of Net Assets
Aerospace & Defense	$11,474	$—	$—	$—	$11,474	0.5%
Asset Backed Securities	27,204	—	—	—	27,204	1.3%
Auto Components	51,033	—	—	—	51,033	2.4%
Biotechnology	36,546	—	—	—	36,546	1.7%
Building Products	106,570	—	—	—	106,570	4.9%
Capital Markets	41,197	—	—	—	41,197	1.9%
Chemicals	62,324	—	—	—	62,324	2.9%
Commercial Services & Supplies	437,169	—	56	50	437,275	20.3%
Communications Equipment	59,907	—	—	—	59,907	2.8%
Construction & Engineering	45,685	—	—	51	45,736	2.1%
Consumer Finance	24,906	—	—	—	24,906	1.2%
Containers & Packaging	75,423	—	—	—	75,423	3.5%
Diversified Consumer Services	72,077	—	—	—	72,077	3.3%
Diversified Financial Services	72,267	—	—	—	72,267	3.4%
Diversified Telecommunication Services	3,441	—	—	—	3,441	0.2%
Electric Utilities	29,178	—	—	—	29,178	1.4%
Electrical Equipment	32,895	—	—	—	32,895	1.5%
Entertainment	91,439	—	—	—	91,439	4.2%
Equity Real Estate Investment Trusts (REITs)	7,332	—	—	—	7,332	0.3%
Financing	7,369	—	—	—	7,369	0.3%
Food & Staples Retailing	8,251	—	—	—	8,251	0.4%
Food Products	10,853	—	—	—	10,853	0.5%
Health Care Equipment & Supplies	13,525	—	—	—	13,525	0.6%
Health Care Providers & Services	548,769	—	—	—	548,769	25.5%
Health Care Technology	77,607	—	—	—	77,607	3.6%
Hotels, Restaurants & Leisure	26,211	—	—	—	26,211	1.2%
Household Durables	9,727	—	—	54	9,781	0.5%
Household Products	28,225	—	—	—	28,225	1.3%
Insurance	136,745	—	—	—	136,745	6.3%
Internet & Direct Marketing Retail	131,996	—	—	—	131,996	6.1%
IT Services	232,210	—	—	—	232,210	10.8%
Machinery	63,045	4,941	—	—	67,986	3.2%
Media	263,111	8,536	—	—	271,647	12.6%
Paper & Forest Products	21,561	—	—	—	21,561	1.0%
Personal Products	258,299	—	—	50	258,349	12.0%
Pharmaceuticals	85,327	—	—	—	85,327	4.0%
Professional Services	25,549	—	—	—	25,549	1.2%

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(In thousands, except share data)

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

(In thousands, except share data)

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

APOLLO DEBT SOLUTIONS BDC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1. Organization

Apollo Debt Solutions BDC (the “Company,” “ADS,” “we,” “us,” or “our”), a Delaware statutory trust formed on December 4, 2020, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). The Company has elected to be treated for federal income tax purposes as a regulated investment company (“RIC”), and intends to qualify annually thereafter, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

These financial statements should be read in conjunction with the audited financial statement and accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

As of March 31, 2023, the Company's consolidated subsidiaries were Cardinal Funding LLC, Mallard Funding LLC, Grouse Funding LLC, ADS Alpine SPV LLC, ADS Jewel SPV LLC, ADS Mantle SPV LLC, ADS WW SPV LLC and ADS Zorro SPV LLC.

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

Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of March 31, 2023 was $58,808. Cash and cash equivalents held as of December 31, 2022 was $47,322.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the three months ended March 31, 2023, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts to reduce the Company's exposure to fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts are recorded within derivative assets or derivative liabilities on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting with respect to foreign currency forward contracts and as such, the Company recognizes its foreign currency forward contracts at fair value with changes included in the net unrealized appreciation (depreciation) on the Consolidated Statements of Operations.

Interest Rate Swaps

The Company uses interest rate swaps to hedge some or all of the Company's fixed rate debt. The Company designated the interest rate swaps as the hedging instrument in an effective hedge accounting relationship, and therefore the periodic payments and receipts are recognized as components of interest expense in the Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a derivative asset or derivative liability on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt. Any amounts paid to the counterparty to cover collateral obligations under the terms of the interest rate swap agreement are included in other assets on the Company's Consolidated Statements of Assets and Liabilities.

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

PIK Income

The Company may have loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.

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

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through March 31, 2023 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file Form 1099s for the tax year ending December 31, 2023. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of March 31, 2023, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

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

For the three months ended March 31, 2023 and 2022, the Company recognized $7,115 and $2,335 respectively, of management fees, and $8,562 and $1,366, respectively, of incentive fees before impact of waived fees. For the three months ended March 31, 2023 and 2022, $0 and $2,335 respectively, of management fees, were waived and $0 and $1,366, of incentive fees, were waived.

As of March 31, 2023 and December 31, 2022, management and performance-based incentive fees payable were $11,167 and $10,451.

Fees From Affiliates

From time-to-time various affiliates of Adviser are involved in transactions whereby certain fees, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution” services) are earned and rebated back to the funds. For the three months ended March 31, 2023 and 2022, the Company did not receive any fee rebates from affiliates related to Capital Solution services.

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

The shareholder servicing and/or distribution fees is paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month and subject to FINRA and other limitations on underwriting compensation. For the three months ended March 31, 2023, the Company accrued distribution and shareholder servicing fees of $588, $2 and $0 for Class S, Class D and Class I shares, respectively. For the three months ended March 31, 2022, the Company accrued distribution and shareholder servicing fees of $36, $0 and $0 for Class S, Class D and Class I shares, respectively.

The shareholder servicing and/or distribution fees are similar to sales commissions. The distribution and servicing expenses borne by the participating brokers may be different from and substantially less than the amount of shareholder servicing and/or distribution fees charged. The Intermediary Manager will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. All or a portion of the shareholder servicing and/or distribution fee may be used to pay for sub-transfer agency, sub-accounting and certain other administrative services that are not required to be paid pursuant to the shareholder servicing and/or distribution fees under FINRA rules. The Fund also may pay for these sub-transfer agency, sub- accounting and certain other administrative services outside of the shareholder servicing and/or distribution fees and its Distribution and Servicing Plan. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under the Company’s distribution reinvestment plan.

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

The following table presents a summary of all expenses supported, and recouped, by the Adviser:

For the Month Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Reimbursement Eligibility Expiration	Effective Rate of Distribution per Share	Operating Expense Ratio
January 31, 2022	$1,677	$1,461	$216	January 31, 2025	5.12%	1.36%
February 28, 2022	867	—	867	February 28, 2025	7.42%	0.86%
March 31, 2022	111	—	111	March 31, 2025	6.71%	0.68%
April 30, 2022	1,778	—	1,778	April 30, 2025	6.96%	0.60%
	$4,433	$1,461	$2,971

For the three months ended March 31, 2023 and 2022, the Company accrued Expense Support amounting to $0 and $2,655, respectively. For the three months ended March 31, 2023 and 2022, Reimbursement Payments were paid to the Adviser in the amount of $1,461 and $0, respectively.

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

As of March 31, 2023, the Company’s co-investment holdings were 43.7% of the portfolio or $1,858,760, measured at fair value. On a cost basis, 42.5% of the portfolio or $1,833,831 were co-investments. As of December 31, 2022, the Company’s co-investment holdings were 39.1% of the portfolio or $1,682,724, measured at fair value. On a cost basis, 37.8% of the portfolio or $1,672,524 were co-investments.

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

Note 4. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investment as of March 31, 2023, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$4,203,794	$4,171,540	$—	$1,483,505	$2,688,035
Second Lien Secured Debt	39,679	32,815	—	—	32,815
Unsecured Debt	69,365	48,332	—	48,332	—
Common Equity/Interests	200	199	—	—	199
Preferred Equity	99	50	—	—	50
Total Investments before Cash Equivalents	$4,313,137	$4,252,936	$—	$1,531,837	$2,721,099
Money Market Fund	$2	$2	$2	$—	$—
Total Cash Equivalents	$2	$2	$2	$—	$—
Total Investments after Cash Equivalents	$4,313,139	$4,252,938	$2	$1,531,837	$2,721,099
Interest rate swaps	$—	$1,912	$—	$1,912	$—
Foreign currency forward transactions	—	(449)	—	(449)	—
Total Assets and Liabilities at Fair Value	$4,313,139	$4,254,401	$2	$1,533,300	$2,721,099

The following table shows the composition of our investment as of December 31, 2022, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$4,357,934	$4,266,966	$—	$1,436,996	$2,829,970
Unsecured Debt	69,276	41,665	—	41,665	—
Common Equity/Interests	200	205	—	—	205
Preferred Equity	100	56	—	—	56
Total Investments before Cash Equivalents	$4,427,510	$4,308,892	$—	$1,478,661	$2,830,231
Money Market Fund	$4	$4	$4	$—	$—
Total Cash Equivalents	$4	$4	$4	$—	$—
Total Investments after Cash Equivalents	$4,427,514	$4,308,896	$4	$1,478,661	$2,830,231
Interest rate swaps	$—	$(460)	$—	$(460)	$—
Foreign currency forward transactions	—	249	—	249	—
Total Assets and Liabilities at Fair Value	$4,427,514	$4,308,685	$4	$1,478,450	$2,830,231

The following tables shows changes in the fair value of our Level 3 investments during the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
	First Lien Secured Debt	Second Lien Secured Debt	Unsecured Debt	Common Equity/Interests	Preferred Equity	Total
Fair value as of December 31, 2022	$2,829,970	$—	$—	$205	$56	$2,830,231
Net realized gains (losses)	1,213	—	—	—	—	1,213
Net change in unrealized gains (losses)	18,788	(794)	—	(6)	(6)	17,982
Net amortization on investments	1,980	(64)	—	—	—	1,916
Purchases, including capitalized PIK (2)(3)	304,347	33,673	—	—	—	338,020
Sales (3)	(333,566)	—	—	—	—	(333,566)
Transfers out of Level 3 (1)	(134,697)	—	—	—	—	(134,697)
Transfers into Level 3 (1)	—	—	—	—	—	—
Fair value as of March 31, 2023	$2,688,035	$32,815	$—	$199	$50	$2,721,099

Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2023	$16,188	$(794)	$—	$(6)	$(6)	$16,176

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
(2)
Includes unfunded commitments measured at fair value of $(4,673).
(3)
Includes reorganizations and restructuring of investments.

The following tables shows changes in the fair value of our Level 3 investments during the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
	First Lien Secured Debt	Second Lien Secured Debt	Unsecured Debt	Common Equity/Interests	Preferred Equity	Total
Fair value as of December 31, 2021	$—	$—	$—	$—	$—	$—
Net realized gains (losses)	(2)	—	—	—	—	(2)
Net change in unrealized gains (losses)	(2)	—		—	—	(2)
Net amortization on investments	316	—	—	—	—	316
Purchases, including capitalized PIK (2)(3)	429,033	—	—	—	—	429,033
Sales	(1,637)	—	—	—	—	(1,637)
Transfers out of Level 3 (1)	—	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—	—
Fair value as of March 31, 2022	$427,708	$—	$—	$—	$—	$427,708

Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2023	$(2)	$—	$—	$—	$—	$(2)
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
(3)
Includes reorganizations and restructuring of investments.

The following table summarizes the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of March 31, 2023 and December 31, 2022. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2023 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range			Weighted Average (1)
First Lien Secured Debt	$2,345,108	Yield Analysis	Discount Rate	8.2%	-	12.6%	10.9%
	342,928	Cost Approach	Cost Approach	N/A		N/A	N/A
Second Lien Secured Debt	32,815	Yield Analysis	Discount Rate	15.2%	-	15.2%	15.2%
Common Equity/Interests	199	Market Comparable Technique	Comparable Multiple	8.0x	-	22.0x	15.0x
Preferred Equity	50	Market Comparable Technique	Comparable Multiple	14.0x	-	14.0x	14.0x
Total Level 3 Investments	$2,721,099
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

Investment Transactions

For the three months ended March 31, 2023 and 2022 purchases of investments on a trade date basis were $619,409 and $3,039,594, respectively. For the three months ended March 31, 2023 and 2022, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $736,033 and $407,945, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three months ended March 31, 2023 and 2022, PIK income earned was $916 and $904 , respectively.

The following table shows the change in capitalized PIK balance for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
PIK balance at beginning of period	$5,333	$—
PIK income capitalized	980	904
Adjustments due to investments exited or written off	—	—
PIK income received in cash	—	—
PIK balance at end of period	$6,313	$904

Note 5. Derivative Instruments

In the normal course of business, the Company enters into derivative financial instruments in the normal course of business to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures.

Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2023.

Counterparty	Notional amount to be purchased		Notional amount to be sold		Settlement Date	Fair Value	Balance Sheet Location of Net Amounts
State Street Bank and Trust Company		$3,518	₣	3,168	6/21/2023	$19	Unrealized depreciation on foreign currency forward contracts
State Street Bank and Trust Company	₣	50		$55	6/21/2023	0	Unrealized depreciation on foreign currency forward contracts
State Street Bank and Trust Company		$3,690		€3,462	6/21/2023	(90)	Unrealized depreciation on foreign currency forward contracts
State Street Bank and Trust Company		€3,462		$3,765	6/21/2023	15	Unrealized depreciation on foreign currency forward contracts
State Street Bank and Trust Company		$15,830		£13,160	6/21/2023	(470)	Unrealized depreciation on foreign currency forward contracts
State Street Bank and Trust Company		£13,160		$16,223	6/21/2023	78	Unrealized depreciation on foreign currency forward contracts
						(449)

* Totals may not foot due to rounding.

Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2022.

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value	Balance Sheet Location of Net Amounts
State Street Bank and Trust Company	$3,440	₣	3,160	3/15/2023	$(5)	Unrealized appreciation on foreign currency forward contracts
State Street Bank and Trust Company	1,903		€1,790	3/15/2023	(8)	Unrealized appreciation on foreign currency forward contracts
State Street Bank and Trust Company	10,562		€9,820	3/31/2023	(22)	Unrealized appreciation on foreign currency forward contracts
State Street Bank and Trust Company	14,813		£12,010	3/15/2023	283	Unrealized appreciation on foreign currency forward contracts
					249

Certain information related to the Company’s interest rate swaps is presented below as of March 31, 2023.

Counterparty	Notional Amount	Maturity Date	Fair Value	Financial Statement Location of Net Amounts
Goldman Sachs International	$62,000	12/21/2025	$437	Other assets
Goldman Sachs International	38,000	1/19/2026	213	Other assets
Goldman Sachs International	82,000	12/21/2027	1,057	Other assets
Goldman Sachs International	18,000	1/19/2028	205	Other assets
			$1,912

* Totals may not foot due to rounding.

Certain information related to the Company’s interest rate swaps is presented below as of December 31, 2022.

Counterparty	Notional Amount	Maturity Date	Fair Value	Financial Statement Location of Net Amounts
Goldman Sachs International	$62,000	12/21/2025	$(36)	Other liabilities and accrued expenses
Goldman Sachs International	38,000	1/19/2026	(105)	Other liabilities and accrued expenses
Goldman Sachs International	82,000	12/21/2027	(231)	Other liabilities and accrued expenses
Goldman Sachs International	18,000	1/19/2028	(88)	Other liabilities and accrued expenses
			$(460)

The Company’s foreign currency forward contracts are not designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three months ended March 31, 2023 and 2022, for the Company’s foreign currency forward contracts, are in the following locations in the Consolidated Statements of Operations:

		Three Months Ended March 31,
Derivative Instrument	Financial Statement Location	2023	2022
Foreign currency forward contracts	Net realized gain(loss) on foreign currency forward contracts	$353	$—
		353	—

		Three Months Ended March 31,
Derivative Instrument	Financial Statement Location	2023	2022
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$(698)	$—
		(698)	—

The Company’s interest rate swaps have been designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three months ended March 31, 2023 and 2022, for the Company’s interest rate swaps, are in the following locations in the Consolidated Statements of Operations:

	Three Months Ended March 31,		Financial Statement Location
	2023	2022
Interest rate swaps	$(1,533)	$—	Interest and other debt expenses
Hedged items	1,912	—	Interest and other debt expenses

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported net in the Consolidated Statements of Assets and Liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2023:

	As of March 31, 2023
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Goldman Sachs International	$1,912	$—	$—	$(1,180)	$732
Total	$1,912	$—	$—	$(1,180)	$732

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
Goldman Sachs International	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

(1)
In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)
Net amount of derivative assets represents the net amount due from the counterparty to the Company.
(3)
Net amount of derivative liabilities represents the net amount due from the Company to the counterparty.

Note 6. Debt and Foreign Currency Transactions and Translations

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2023, the Company’s asset coverage was 214.6%.

The Company’s outstanding debt obligations as of March 31, 2023 were as follows:

	March 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (4)	Fair Value (3)	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$2,085,000	561,136	561,136	557,198	1,523,864	1,255,231
Cardinal Funding LLC	800,000	647,818	647,818	641,462	152,182	2,249
Mallard Funding LLC	500,000	416,548	416,548	415,523	83,452	32,563
Grouse Funding LLC	250,000	187,500	187,500	187,246	62,500	49,000
2025 Notes	62,000	62,000	62,437	62,437	—	—
2026 Notes	38,000	38,000	38,213	38,213	—	—
2027 Notes	82,000	82,000	83,057	83,057	—	—
2028 Notes	18,000	18,000	18,205	18,205	—	—
Total Debt Obligations	$3,835,000	$2,013,002	$2,014,914	$2,003,341	$1,821,998	$1,339,043
Deferred Financing Costs and Debt Discount			(20,260)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount			1,994,654

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2023. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
(4)
Negative values (if any) represent adjustments to debt valuation in connection with gain/losses on interest rate swap valuation on qualifying hedge accounting relationships. Please see Note 5 for additional details.

The Company’s outstanding debt obligations as of December 31, 2022 were as follows:

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
(4)
Negative values (if any) represent adjustments to debt valuation in connection with gain/losses on interest rate swap valuation on qualifying hedge accounting relationships. Please see Note 5 for additional details.

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Average debt outstanding	$1,995,625	$327,387
Maximum amount of debt outstanding	2,157,600	726,363

Weighted average annualized interest cost (1)	7.29%	3.94%
Annualized amortized debt issuance cost	0.28%	0.65%
Total annualized interest cost	7.58%	4.59%

Average 1-month SOFR rate	4.5%	0.3%

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three months ended March 31, 2023 and 2022 were $1,875 and $1,459.

The components of interest expense for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Borrowing interest expense	$34,547	$1,558
Facility unused fees	1,875	1,459
Amortization of financing costs and debt issuance costs	1,400	493
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items
Interest rate swaps	(1,533)	—
Hedged items	1,912	—
Total interest expense	$38,201	$3,510

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

As of March 31, 2023, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

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

As of March 31, 2023, the Company was in compliance with all covenants and other requirements of the SPV Financing Facilities.

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

On December 9, 2022, Cardinal Funding entered into Amendment No. 4 (the “Fourth Cardinal Funding Amendment”) by and among Cardinal Funding, as borrower, the Company, in its capacity as collateral manager and in its capacity as equity holder, the lenders from time to time parties thereto, Citibank, N.A., as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, custodian and collateral administrator.

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

Grouse Funding LLC

On July 7, 2022 (the “Closing Date”), Grouse Funding LLC (“Grouse Funding”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Credit Agreement (the “Grouse Funding Secured Credit Facility”), with Grouse Funding, as borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent, State Street Bank and Trust Company, as collateral agent and collateral custodian, and Virtus Group, LP, as collateral administrator.

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

Private Placement Bonds

On November 15, 2022, the Company priced an offering of $200 million in aggregate principal amount of Senior Unsecured Notes (the “Notes”) to institutional investors in a private placement. The Notes are comprised of $62 million Senior Unsecured Notes due 2025 (the “2025 Notes”), $38 million Senior Unsecured Notes due 2026 (the “2026 Notes”), $82 million Senior Unsecured Notes due 2027 (the “2027 Notes”), and $18 million Senior Unsecured Notes due 2028 (the “2028 Notes”). The issuances of the Notes occurred in two installments on December 21, 2022 and January 19, 2023. The 2025 and 2026 Notes have a fixed interest rate of 8.21% per annum and are due on December 21, 2025 and January 19, 2026, respectively. The 2027 and 2028 Notes have a fixed interest rate of 8.31% per annum and are due on December 21, 2027 and January 19, 2028, respectively. Interest on the Notes is due and payable semiannually. These interest rates are subject to increase (up to a maximum increase of 1.00% above the stated rate for each of the 2025 Notes, 2026 Notes, 2027 Notes and the 2028 Notes) in the event that, subject to certain exceptions, the Notes cease to have an investment grade rating. There is no guarantee of the successful placement of the Notes or that the closing of the Notes will occur as anticipated.

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

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt obligations outstanding on its Senior Secured Facility and SPV Financing Facilities as of March 31, 2023:

	March 31, 2023
	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound		£89,000	108,225	109,790	(1,565)	4/30/2023
British Pound		£6,200	8,408	7,648	760	5/1/2023
British Pound		£3,500	4,747	4,318	429	4/30/2023
Australian Dollar	A$	10,000	7,402	6,685	717	4/30/2023
European Euro		€294,500	301,067	319,385	(18,318)	4/30/2023
Swedish Krona	kr	34,000	3,237	3,276	(39)	4/30/2023
Total			433,086	451,102	(18,016)

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

The following table summarizes transactions in common shares of beneficial interest during the three months ended March 31, 2023 and 2022:

	Three Months Ended		Three Months Ended
	March 31, 2023		March 31, 2022
	Shares	Amount	Shares	Amount
Class S:
Proceeds from shares sold	1,672,966	$39,419	1,831,176	$45,363
Repurchase of common shares	(34,780)	(829)	—	—
Early repurchase deduction	—	7	—	—
Distributions reinvested	125,217	2,950	357	9
Net increase (decrease)	1,763,403	$41,547	1,831,533	$45,372
Class D:
Proceeds from shares sold	21,549	$508	—	$—
Repurchase of common shares	—	—	—	—
Early repurchase deduction	—	—	—	—
Distributions reinvested	305	7	—	—
Net increase (decrease)	21,854	$515	—	$—
Class I:
Proceeds from shares sold	5,993,897	$141,301	52,912,842	$1,320,935
Repurchase of common shares	(5,477,979)	(130,467)	—	—
Early repurchase deduction	—	5	—	—
Distributions reinvested	771,135	18,155	157,315	3,905
Net increase (decrease)	1,287,054	$28,994	53,070,157	$1,324,840
Total net increase (decrease)	3,072,311	$71,056	54,901,690	$1,370,212

Net Asset Value per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class S, Class D and Class I common shares during the three months ended March 31, 2023 and 2022:

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2023	$23.64	$23.64	$23.64
February 28, 2023	23.76	23.76	23.76
March 31, 2023	23.82	23.82	23.82

	NAV Per Share(1)
For the Month Ended	Class S	Class D	Class I
January 31, 2022	$—	$—	$25.04
February 28, 2022	24.74	—	24.74
March 31, 2022	24.71	—	24.71
(1)
Class D shares were first issued on July 1, 2022.

Distributions

The Board authorizes and declares monthly distribution amounts per share of Class S, Class D and Class I common shares. The following table presents distributions that were declared during the three months ended March 31, 2023:

			Class S Distributions		Class D Distributions		Class I Distributions
Declaration Date	Record Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 20, 2023	January 31, 2023	February 24, 2023	$0.1433	$1,630	$0.1551	$18	$0.1600	$13,421
February 17, 2023	February 28, 2023	March 29, 2023	0.1446	1,703	0.1555	18	0.1600	13,675
February 17, 2023	February 28, 2023	March 29, 2023	0.0200	235	0.0200	2	0.0200	1,709	(1)
March 24, 2023	March 31, 2023	April 26, 2023	0.1428	1,803	0.1550	20	0.1600	14,193
March 24, 2023	March 31, 2023	April 26, 2023	0.0200	252	0.0200	3	0.0200	1,774	(1)
			$0.4707	$5,623	$0.5056	$61	$0.5200	$44,772

* Totals may not foot due to rounding.

(1)
Represents a special distribution.

The following table presents distributions that were declared during the three months ended March 31, 2022:

			Class S Distributions		Class I Distributions
Declaration Date	Record Date	Payment Date	Per Share	Amount*	Per Share	Amount*
January 31, 2022	January 31, 2022	March 7, 2022	$—	$—	$0.1045	$2,744
February 28, 2022	February 28, 2022	April 1, 2022	0.1245	22	0.1408	6,096
March 29, 2022	March 29, 2022	April 29, 2022	0.1229	225	0.1408	7,472
			$0.2474	$247	$0.3861	$16,313

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

Through March 31, 2023, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the three months ended March 31, 2023:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.4707	$5,623	$0.5056	$61	$0.5200	$44,772
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—
	$0.4707	$5,623	$0.5056	$61	$0.5200	$44,772

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the three months ended March 31, 2022:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.2474	$247	$—	$—	$0.3861	$16,313
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—
	$0.2474	$247	$—	$—	$0.3861	$16,313

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

The following table presents information with respect to the Company’s purchases of its common stock during the three months ended March 31, 2023:

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 15, 2023	5,512,759	5.94%	$23.82	March 31, 2023	$131,284	—

(1) Percentage is based on total shares as of the close of the previous calendar quarter

(2) All repurchase requests were satisfied in full

(3) Amounts shown net of Early Repurchase Deduction

There were no share repurchases during the three months ended March 31, 2022.

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2023 and December 31, 2022, the Company had the following unfunded commitments to its portfolio companies:

	March 31, 2023	December 31, 2022
Unfunded revolver obligations, bridge loan and backstop commitments (1)	$133,146	$181,974
Standby letters of credit issued and outstanding (2)	1,188	880
Unfunded delayed draw loan commitments (3)	184,424	252,210
Total Unfunded Commitments (4)	$318,758	$435,064
(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2023, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of March 31, 2023 and December 31, 2022, the bridge loan and backstop commitments included in the balances were $30,777 and $93,000.
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

Organizational and Offering Costs

The Adviser agreed to bear all of the Company’s organization and offering expenses through the date on which the Company broke escrow for the initial offering of its common shares. The Company is obligated to reimburse the Adviser for such expenses incurred upon breaking escrow for our offering. The organization and offering costs incurred for the three months ended March 31, 2023 were $39. The total organization and offering costs incurred through December 31, 2022 were $2,901, which were recognized by the Company when it broke escrow for the initial offering of its common shares.

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

For the year ended December 31, 2022, the Company purchased debt investments from the Financing Provider with an aggregate principal amount of $436 million (excluding unfunded revolvers and delayed draw positions of $0.2 million), at a purchase price of $412 million, resulting in an unrealized gain of approximately $3 million. During the three months ended March 31, 2023, no additional transactions with the Financing Provider as it relates to the warehousing transactions had occurred.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2023, management is not aware of any pending or threatened material litigation.

Note 9. Financial Highlights

The following are the financial highlights for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023

	Class S (6)	Class D (7)	Class I (8)
Per Share Data:
Net asset value at beginning of period	$23.20	$23.20	$23.20
Net investment income (1)	0.56	0.60	0.61
Net unrealized and realized gains (losses) (2)	0.53	0.53	0.53
Net increase (decrease) in net assets resulting from operations	1.09	1.13	1.14
Distribution declared (3)	(0.47)	(0.51)	(0.52)
Net asset value at end of period	$23.82	$23.82	$23.82

Total return (4)	4.70%	4.85%	4.91%
Shares outstanding, end of period	12,591,142	128,797	83,230,281
Weighted average shares outstanding	11,931,443	120,230	85,977,441

Ratio/Supplemental Data
Net assets at end of period	$299,879	$3,067	$1,982,266
Annualized ratio of net expenses to average net assets (5)	11.12%	10.47%	10.28%
Annualized ratio of net investment income to average net assets (5)	9.68%	10.32%	10.53%
Portfolio turnover rate	14.37%	14.37%	14.37%
Asset coverage per unit (9)	2,146	2,146	2,146

The following are the financial highlights for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022

	Class S (6)	Class I (8)
Per Share Data:
Net asset value at beginning of period	$25.04	$25.00
Net investment income (1)	0.24	0.37
Net unrealized and realized gains (losses) (2)	(0.32)	(0.27)
Net increase (decrease) in net assets resulting from operations	(0.08)	0.10
Distribution declared (3)	(0.25)	(0.39)
Net asset value at end of period	$24.71	$24.71

Total return (4)	(0.31)%	0.39%
Shares outstanding, end of period	1,831,533	53,070,157
Weighted average shares outstanding	1,045,259	41,833,273

Ratio/Supplemental Data
Net assets at end of period	$45,260	$1,311,446
Annualized ratio of net expenses to average net assets (5)	4.48%	3.35%
Annualized ratio of net investment income to average net assets (5)	4.53%	4.95%
Portfolio turnover rate	18.79%	18.79%
Asset coverage per unit (9)	2,868	2,868

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
(5)
For the three months ended March 31, 2023 and 2022, amounts are annualized except for organizational costs and management fee and income based incentive fee waivers by the Adviser. For the three months ended March 31, 2023, the total operating expenses to average net assets were 11.11%, 10.47% and 10.28%, for Class S, Class D and Class I shares, respectively, prior to management fee waivers and expense support provided by the Adviser. For the three months ended March 31, 2022, the total operating expenses to average net assets were 4.89% and 4.10%, for Class S and Class I shares, respectively, prior to management fee waivers and expense support provided by the Adviser. Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables.
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

Note 10. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

April Financial Update and Dividend Declaration

On April 3, 2023, the Company issued and sold 7,188,365 shares (consisting of 6,115,226 Class I shares, 1,058,629 Class S shares, and 14,511 Class

D shares at an offering price of $23.82 per share for the Class I, Class S, and Class D shares), and the Company received approximately $171.2 million as payment for such shares.

On April 20, 2023, the Company’s Board declared distributions including special distribution of $0.02 per share of $0.1634 per Class S share, $0.1751 per Class D share, and $0.1800 per Class I share which is payable on May 26, 2023 to shareholders of record as of April 28, 2023.

May Subscriptions

The Company received approximately $89.8 million of net proceeds relating to the issuance of Class S shares, Class D shares, and Class I shares for subscriptions effective May 1, 2023.

Report of Independent Registered Public Accounting Firm

To the shareholders and Board of Trustees of Apollo Debt Solutions BDC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, of Apollo Debt Solutions BDC and subsidiaries (the “Company”) as of March 31, 2023, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in accordance with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2022, the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein), and the financial highlights for the year then ended (not presented herein); and in our report dated March 16, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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

May 11, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in "Risk Factors" in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2022 and Part II, Item 1A of and elsewhere in this Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements. The three months ended March 31, 2023 represents the period from January 1, 2023 to March 31, 2023.

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

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support Agreement with the Adviser. For additional information see “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions”.

Recent Developments

See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 10. Subsequent Events” for a summary of recent developments.

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

Portfolio and Investment Activity

Our portfolio and investment activity during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
(in thousands)*	2023	2022
Investments made in portfolio companies	$619,409	$3,039,594
Investments sold	(507,673)	(397,712)
Net activity before repaid investments	$111,736	$2,641,882
Investments repaid	(228,360)	(10,233)
Net investment activity	$(116,624)	$2,631,649

Portfolio companies at beginning of period	128	—
Number of new portfolio companies	13	104
Number of exited portfolio companies	(8)	(18)
Portfolio companies at end of period	133	86

Number of investments made in existing portfolio companies	4	—

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Portfolio composition, at fair value:
First lien secured debt	98.0%	99.0%
Second lien secured debt	1.0%	0.0%
Unsecured debt and other	1.0%	1.0%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	10.8%	10.0%
Second lien secured debt (2)	10.0%	—
Unsecured debt and other (2)	11.2%	11.1%
Total portfolio (3)	10.8%	10.1%
Interest rate type, at fair value:
Fixed rate amount	$0.1 billion	$0.1 billion
Floating rate amount	$4.2 billion	$4.2 billion
Fixed rate, as percentage of total	2.0%	1.5%
Floating rate, as percentage of total	98.0%	98.5%
Interest rate type, at amortized cost:
Fixed rate amount	$0.1 billion	$0.1 billion
Floating rate amount	$4.2 billion	$4.3 billion
Fixed rate, as percentage of total	2.0%	2.1%
Floating rate, as percentage of total	98.0%	97.9%
Weighted average spread over reference rate of all floating rate investments	5.6%	5.5%

(1)
An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.
(2)
Exclusive of investments on non-accrual status. As of March 31, 2023 there were no investments on non-accrual status.
(3)
Inclusive of all income generating investments, non-income generating investments and investments on non-accrual status. As of March 31, 2023 there were no investments on non-accrual status.

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
Investment Ranking	Fair Value	Percentage	Fair Value	Percentage
(in thousands)
1	$8,833	0.2%	$8,536	0.2%
2	4,132,460	97.2%	4,220,721	98.0%
3	111,643	2.6%	79,635	1.8%
4	—	0.0%	—	0.0%
5	—	0.0%	—	0.0%
Total	$4,252,936	100.0%	$4,308,892	100.0%

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the three months ended March 31, 2023, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

PIK Income

The Company may have loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.

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

Fee Waivers

The Adviser agreed to waive the management fee and incentive fee based on income through July 7, 2022. Commencing on July 7, 2022, the Adviser is entitled to management fees and performance-based incentive fees as described in“Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions”

Expense Support

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

Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through December 31, 2022 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending December 31, 2023. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of March 31, 2023, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

Results of Operations

Operating results for the three months ended March 31, 2023 and 2022 were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2023	2022
Total investment income	$118.4	$20.3
Net expenses	59.1	4.4
Net investment income	59.3	15.9
Net realized gain (loss)	(2.1)	0.2
Net unrealized appreciation (depreciation)	52.5	(13.1)
Net increase (decrease) in net assets resulting from operations	$109.7	$3.0

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

Investment Income

Investment income, for the three months ended March 31, 2023 and 2022 were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2023	2022
Investment Income
Interest income	$116.8	$19.3
Dividend income	—	0.0
PIK interest income	0.9	0.9
Other income	0.7	0.1
Total investment income	$118.4	$20.3

* Totals may not foot due to rounding.

For the three months ended March 31, 2023, total investment income increased to $118.4 million from $20.3 million for the same period in the prior year primarily driven by our deployment of capital, rising interest rates, and the increased balance of our investments. The size of our investment portfolio at fair value increased to $4.3 billion at March 31, 2023 from $2.6 billion at March 31, 2022. Additionally, our weighted average yield on debt and income producing investments (at fair market value) increased to 11.2% from 5.3% in the same period in the prior year.

For the three months ended March 31, 2023 and 2022 payment-in-kind income represented 0.8% and 4.4% of total investment income, respectively.

Expenses

Expenses for the three months ended March 31, 2023 and 2022 were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2023	2022
Management fees	$7.1	$2.3
Performance-based incentive fees	8.6	1.4
Interest and other debt expenses	38.2	3.5
Organization costs	—	0.9
Offering costs	0.0	0.5
Trustees' fees	0.1	0.1
Shareholder servicing fees	0.6	0.0
Administrative service expenses	0.7	0.6
Other general and administrative expenses	2.4	1.4
Total expenses	$57.6	$10.8
Management and performance-based incentive fees waived	—	(3.7)
Expense support	—	(2.7)
Expense support reimbursement	1.5	—
Net Expenses	$59.1	$4.4

* Totals may not foot due to rounding.

For the three months ended March 31, 2023, net expenses were $59.1 million, primarily attributable to interest and other debt expenses.

Interest and other debt expenses

For the three months ended March 31, 2023, interest and other debt expenses increased to $38.2 million from $3.5 million for the same period in the prior year, primarily driven by increased borrowings under our existing and new credit facilities and unsecured notes. The average principal debt outstanding increased to $2.0 billion for the three months ended March 31, 2023 from $0.3 million for the same period in the prior year, and total annualized cost of debt increased to 7.58% for the three months ended March 31, 2023 from 4.59% for the same period in the prior year.

Management fees

For the three months ended March 31, 2023, gross management fees increased to $7.1 million from $2.3 million for the same period in the prior year, primarily due to an increase in average net assets. Our average net assets increased to $2.2 billion at March 31, 2023 from $1.0 billion for the three months ended March 31, 2022. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. The Adviser had waived management fees through July 7, 2022, which resulted in a waiver of $2.3 million for the three months ended March 31, 2022.

Incentive fees

For the three months ended March 31, 2023, incentive fees increased to $8.6 million from $1.4 million for the same period in the prior year primarily due to our deployment of capital and increase in net investment income. The Adviser had waived incentive fees through July 7, 2022, which resulted in a waiver of $1.4 million for the three months ended March 31, 2022.

Expense support

For the three months ended March 31, 2023, the Company did not receive expense support from the Adviser, and repaid the Adviser $1.4 million for expenses previously paid by the Adviser on behalf of the Company. For the three months ended March 31, 2022, the Company received $4.4 million in expense support from the Adviser and did not make any repayments. All expense support received and not yet repaid may be subject to reimbursement from the Company in the future.

Net Realized Gain (Loss)

Net realized gains (losses) for the three months ended March 31, 2023 and 2022 were comprised of the following (dollar amounts in millions):

	Three Months Ended March 31,
	2023	2022
Non-controlled/non-affiliated investments	$(2.2)	$(0.3)
Foreign currency transactions	(0.3)	0.5
Foreign currency forward contracts	0.4	—
Net realized gains (losses)	$(2.1)	$0.2

* Totals may not foot due to rounding.

For the three months ended March 31, 2023, we recognized gross realized gains on investments of $16.0 million, and gross realized losses on investments of $18.2 million, resulting in net realized losses on investments of $2.2 million, primarily from full or partial sales of our liquid debt investments.

For the three months ended March 31, 2022, we recognized gross realized gains on investments of $3.1 million and gross realized losses on investments of $3.4 million, resulting in net realized losses on investments of $0.3 million in our first quarter of operations.

Net Unrealized Gain (Loss)

Net unrealized gains (losses) for the three months ended March 31, 2023 and 2022 were comprised of the following (dollar amounts in millions):

	Three Months Ended March 31,
	2023	2022
Non-controlled/non-affiliated investments	$58.4	$(13.3)
Foreign currency forward contracts	(0.7)	(0.1)
Foreign currency translations	(5.3)	0.3
Net unrealized gains (losses)	$52.5	$(13.1)

* Totals may not foot due to rounding.

For three months ended March 31, 2023, we recognized gross unrealized gains on investments of $67.1 million and gross unrealized losses on investments of $8.7 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains of $58.4 million on investments year-to-date. The capital appreciation noted in the portfolio was primarily driven by strong financial results of portfolio companies and reduced recessionary risks.

For three months ended March 31, 2022, we recognized gross unrealized gains on investments of $5.0 million and gross unrealized losses on investments of $18.3 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $13.3 million on investments in our first quarter of operations. The capital depreciation noted on the investment portfolio was primarily driven by volatility driven by inflationary concerns and the Russia/Ukraine conflict.

Interest Rate Swaps

The Company uses interest rate swaps to mitigate interest rate risk associated with the Company's fixed rate liabilities, and has designated certain interest rate swaps to be in a hedge accounting relationship. See “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 2. Significant Accounting Policies” for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship. See our schedule of investments for additional disclosure regarding these derivative instruments. See “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 6. Debt and Foreign Currency Transactions and Translations” for additional disclosure regarding the carrying value of our debt.

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

As of March 31, 2023, we had three asset based leverage facilities, four unsecured debt issuances and one revolving credit facility outstanding. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%.

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

Debt

See Note 6 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of March 31, 2023:

	Payments Due by Period*
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$561	$—	$—	$561	$—
SPV Financing Facilities	1,252	—	—	1,252	—
Unsecured Notes	200	—	100	100	—
Total Debt Obligations	$2,013	$—	$100	$1,913	$—

* Totals may not foot due to rounding.

(1)
As of March 31, 2023, aggregate lender commitments under the Senior Secured Facility totaled $1,523.9 million of unused capacity.

Net Assets

See Note 7 to the consolidated financial statements for information on the Company’s common shares and related capital activities.

Distributions

The following table summarizes our distributions declared and payable for the three months ended March 31, 2023 (dollar amounts in thousands, except per share amounts):

			Class S Distributions		Class D Distributions		Class I Distributions
Declaration Date	Record Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 20, 2023	January 31, 2023	February 24, 2023	$0.1433	$1,630	$0.1551	$18	$0.1600	$13,421
February 17, 2023	February 28, 2023	March 29, 2023	0.1446	1,703	0.1555	18	0.1600	13,675
February 17, 2023	February 28, 2023	March 29, 2023	0.0200	235	0.0200	2	0.0200	1,709	(1)
March 24, 2023	March 31, 2023	April 26, 2023	0.1428	1,803	0.1550	20	0.1600	14,193
March 24, 2023	March 31, 2023	April 26, 2023	0.0200	252	0.0200	3	0.0200	1,774	(1)
			$0.4707	$5,623	$0.5056	$61	$0.5200	$44,772

* Totals may not foot due to rounding.

(1)
Represents a special distribution.

The following table presents distributions that were declared during the three months ended March 31, 2022:

			Class S Distributions		Class I Distributions
Declaration Date	Record Date	Payment Date	Per Share	Amount*	Per Share	Amount*
January 31, 2022	January 31, 2022	March 7, 2022	$—	$—	$0.1045	$2,744
February 28, 2022	February 28, 2022	April 1, 2022	0.1245	22	0.1408	6,096
March 29, 2022	March 29, 2022	April 29, 2022	0.1229	225	0.1408	7,472
			$0.2474	$247	$0.3861	$16,313

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the three months ended March 31, 2023:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.4707	$5,623	$0.5056	$61	$0.5200	$44,772
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—
	$0.4707	$5,623	$0.5056	$61	$0.5200	$44,772

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the three months ended March 31, 2022:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.2474	$247	$—	$—	$0.3861	$16,313
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—
	$0.2474	$247	$—	$—	$0.3861	$16,313

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

The following table presents information with respect to the Company’s purchases of its common stock during the three months ended March 31, 2023 (dollar amounts in thousands, except per share amounts):

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 15, 2023	5,512,759	5.94%	$23.82	March 31, 2023	$131,284	—

(1) Percentage is based on total shares as of the close of the previous calendar quarter

(2) All repurchase requests were satisfied in full

(3) Amounts shown net of Early Repurchase Deduction

There were no share repurchases during the three months ended March 31, 2022.

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

Off-Balance Sheet Arrangements

The Adviser has agreed to bear all expenses incurred prior to us breaking escrow for the offering, including our organization and offering expenses, through the date on which we break escrow for the initial offering of its common shares. We will be obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for the offering. The total organization and offering costs incurred through March 31, 2023 were $2.9 million.

We entered into a warehousing transaction (the “Warehousing Transaction”) whereby we agreed, subject to certain conditions, to purchase certain assets from parties unaffiliated with the Adviser. The warehousing transaction, i.e. the Facility Agreement, was designed to assist us in deploying capital upon receipt of subscriptions, and related primarily to originated or anchor investments in middle market loans. For additional information see “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Commitments and Contingencies.”

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At March 31, 2023, management is not aware of any pending or threatened litigation.

Related-Party Transactions

We entered into a number of business relationships with affiliated or related parties, including the following:

•
Investment Advisory Agreement;
•
Administration Agreement

•
Intermediary Manager Agreement; and
•
Expense Support and Conditional Reimbursement Agreement.

In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions.”

Recent Developments

See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 10. Subsequent Events” for a summary of recent developments.

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

Investment valuation risk

Because there is not a readily available market value for most of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by our Board of Trustees based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board of Trustees to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Notes 2 and 4 to our consolidated financial statements for the three months ended March 31, 2023, for more information relating to our investment valuation.

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

As of March 31, 2023, 98% of our debt portfolio investments bore interest at variable rates, which generally are SOFR based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Our Senior Secured Facility and SPV Financing Facilities bear interest at SOFR rates with no interest rate floor. Our Unsecured Notes, which bear interest at fixed rates, are hedged by entering into fixed to floating interest rate swaps, in order to align the interest rates of our liabilities in our investment portfolio. As of March 31, 2023, all non-U.S. dollar LIBOR publications have been phased out. The phase out of a majority of the U.S. dollar publications is delayed until June 30, 2023. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities, or the cost of our borrowings. Please see “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies". Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities in our portfolio or the cost of our borrowings.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of March 31, 2023, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
(in millions)
Up 200 basis points	$43.5	$0.453
Up 150 basis points	32.6	0.340
Up 100 basis points	21.7	0.226
Up 50 basis points	10.9	0.113
Down 50 basis points	(10.9)	(0.113)
Down 100 basis points	(21.7)	(0.226)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report and as provided below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Refer to our Current Reports on Form 8-K filed with SEC on January 20, 2023, February 17, 2023, and March 24, 2023 for information about unregistered sales of our equity securities during the quarter.

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

The following table presents information with respect to the Company’s purchases of its common stock during the three months ended March 31, 2023 (dollar amounts in thousands, except per share amounts):

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 15, 2023	5,512,759	5.94%	$23.82	March 31, 2023	$131,284	—

(1) Percentage is based on total shares as of the close of the previous calendar quarter

(2) All repurchase requests were satisfied in full

(3) Amounts shown net of Early Repurchase Deduction

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibits
3.1	Declaration of Trust of the Registrant (1)
3.2	First Amended and Restated Declaration of Trust of the Registrant (2)
3.3	Second Amended and Restated Declaration of Trust of the Registrant (3)
3.4	Amended and Restated Agreement and Declaration of Trust of the Registrant (4)
3.5	Amended and Restated Agreement and Declaration of Trust of the Registrant (5)
3.6	Second Amended and Restated Agreement and Declaration of Trust of the Registrant (6)
3.7	Third Amended and Restarted Declaration of Trust of the Registrant (8)
3.8	Second Amended and Restated Bylaws of the Registrant (7)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)*
*	Filed Herewith

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
(5)
Incorporated by reference to Exhibit (a)(5) to the Company’s Registration Statement on Form N-2 (File No. 333-258155), filed on October 26, 2021.
(6)
Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 814-01424), filed on December 21, 2021.
(7)
Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 814-01424), filed on April 20, 2023.
(8)
Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on April 20, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Earl Hunt Earl Hunt	Chairperson, Chief Executive Officer and Trustee	May 11, 2023

/s/ Amit Joshi Amit Joshi	Chief Financial Officer	May 11, 2023