Form 10-Q
period 2023-06-30
Apollo Debt Solutions BDC
filed 2023-08-11
CIK 1837532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 11, 2023, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).

The number of shares of the Registrant’s Common Shares, $0.01 pars value per share, outstanding as of August 11, 2023 was 19,050,974 Class S common shares, 144,144 Class D common shares and 97,229,095 Class I common shares. Common shares outstanding exclude August 1, 2023 subscriptions since the issuance price is not yet finalized at this time

APOLLO DEBT SOLUTIONS BDC

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,”, “ADS,” “we,” “us,” and “our” refer to Apollo Debt Solutions BDC unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost —$4,794,979 and $4,427,510 at June 30, 2023 and December 31, 2022, respectively)	$4,770,043	$4,308,892
Cash and cash equivalents	161,329	47,322
Foreign currencies (cost — $4,834 and $4,312 at June 30, 2023 and December 31, 2022, respectively)	4,841	4,336
Receivable for investments sold	97,889	107,868
Interest receivable	29,874	27,753
Unrealized appreciation on foreign currency forward contracts	—	249
Other assets	3,147	9,800
Total assets	$5,067,123	$4,506,220

Liabilities
Debt (net of deferred financing costs of $18,939 and $20,508 at June 30, 2023 and December 31, 2022, respectively)	$2,174,577	$2,172,620
Payable for investments purchased	109,095	88,788
Payable for share repurchases (Note 7)	87,781	40,854
Distributions payable	19,996	14,964
Interest payable	20,182	8,611
Management and performance-based incentive fees payable	12,793	10,451
Accrued administrative services expense payable	567	2,101
Unrealized depreciation on foreign currency forward contracts	32	-
Other liabilities and accrued expenses	6,304	12,898
Total Liabilities	$2,431,327	$2,351,287
Commitments and contingencies (Note 8)
Total Net Assets	$2,635,796	$2,154,933

Net Assets
Common shares, $0.01 par value (109,008,824 and 92,877,753 shares issued and outstanding, respectively)	$1,090	$929
Capital in excess of par value	2,576,704	2,270,655
Accumulated distributed earnings (losses)	58,002	(116,651)
Total Net Assets	$2,635,796	$2,154,933

Net Asset Value Per Share
Class S Shares:
Net assets	$402,043	$251,223
Common shares outstanding ($0.01 par value, unlimited shares authorized)	16,627,313	10,827,739
Net asset value per share	$24.18	$23.20
Class D Shares:
Net assets	$3,379	$2,481
Common shares outstanding ($0.01 par value, unlimited shares authorized)	139,758	106,943
Net asset value per share	$24.18	$23.20
Class I Shares:
Net assets	$2,230,374	$1,901,229
Common shares outstanding ($0.01 par value, unlimited shares authorized)	92,241,753	81,943,071
Net asset value per share	$24.18	$23.20

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$125,083	$41,369	$241,855	$60,715
Payment-in-kind interest income	2,830	1,115	3,745	1,948
Dividend income	—	11	—	15
Other income	2,288	4,378	3,013	4,466
Total Investment Income	$130,201	$46,873	$248,613	$67,144
Operating Expenses
Management fees	$8,035	$5,895	$15,150	$8,230
Performance-based incentive fees	10,026	3,375	18,588	4,742
Interest and other debt expenses	37,485	11,176	75,686	14,686
Organization costs	—	—	—	934
Offering costs	—	500	38	956
Trustees' fees	110	112	218	213
Shareholder servicing fees	772	238	1,362	274
Administrative service expenses	663	626	1,318	1,196
Other general and administrative expenses	2,249	1,579	4,613	3,021
Total expenses	59,340	23,501	116,973	34,252
Management and performance-based incentive fees waived	—	(9,270)	—	(12,971)
Expense support	—	(1,778)	—	(4,433)
Expense support reimbursement	1,478	—	2,939	—
Net Expenses	$60,818	$12,453	$119,912	$16,848
Net Investment Income	$69,383	$34,420	$128,701	$50,296
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(2,448)	$(13,205)	$(4,629)	$(13,458)
Foreign currency transactions	(253)	(990)	(519)	(761)
Foreign currency forward contracts	(575)	809	(222)	1,053
Net realized gains (losses)	(3,276)	(13,386)	(5,370)	(13,166)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	35,247	(126,769)	93,664	(140,097)
Foreign currency forward contracts	416	155	(282)	100
Foreign currency translations	(4,386)	4,317	(9,649)	4,607
Net unrealized gains (losses)	31,277	(122,297)	83,733	(135,390)
Net Realized and Change in Unrealized Gains (Losses)	$28,001	$(135,683)	$78,363	$(148,556)
Net Increase (Decrease) in Net Assets Resulting from Operations	$97,384	$(101,263)	$207,064	$(98,260)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operations
Net investment income	$69,383	$34,420	$128,701	$50,296
Net realized gains (losses)	(3,276)	(13,386)	(5,370)	(13,166)
Net change in unrealized gains (losses)	31,277	(122,297)	83,733	(135,390)
Net Increase (Decrease) in Net Assets Resulting from Operations	$97,384	$(101,263)	$207,064	$(98,260)

Distributions to Stockholders
Class S	$(7,438)	$(1,719)	$(13,062)	$(1,966)
Class D	(75)	—	(136)	—
Class I	(49,988)	(26,885)	(94,760)	(43,196)
Net Decrease in Net Assets Resulting from Distributions to Stockholders	$(57,501)	$(28,604)	$(107,958)	$(45,162)

Capital Share Transactions
Class S:
Proceeds from shares sold	$94,305	$95,420	$133,724	$140,783
Repurchase of common shares, net of early repurchase deduction	(1,622)	(114)	(2,443)	(114)
Distributions reinvested	3,758	744	6,707	752
Class D:
Proceeds from shares sold	252	—	760	—
Repurchase of common shares, net of early repurchase deduction	—	—	—	—
Distributions reinvested	9	—	16	—
Class I:
Proceeds from shares sold	278,711	324,529	420,012	1,645,464
Repurchase of common shares, net of early repurchase deduction	(86,160)	(1,707)	(216,621)	(1,707)
Distributions reinvested	21,448	11,914	39,602	15,819
Net Increase (Decrease) from Capital Share Transactions	$310,701	$430,786	$381,757	$1,800,997

Net Assets
Total increase (decrease) in net assets during the period	350,584	300,919	480,863	1,657,575
Net Assets, beginning of period	2,285,212	1,356,706	2,154,933	50
Net Assets at End of Period	$2,635,796	$1,657,625	$2,635,796	$1,657,625

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands, except share and per share data)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net increase (decrease) in net assets resulting from operations	$207,064	$(98,260)
Net realized (gain) loss on investments	4,629	13,458
Net change in unrealized (gains) losses on investments	(93,664)	140,097
Net unrealized (appreciation) depreciation on foreign currency forward contracts	282	(100)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	9,649	(4,607)
Payment-in-kind interest capitalized	(3,517)	(1,893)
Net accretion of discount and amortization of premium	(6,738)	(1,494)
Amortization of deferred financing costs	2,718	1,508
Amortization of offering costs	38	956
Purchases of investments	(1,426,147)	(5,066,734)
Proceeds from sale of investments and principal repayments	1,065,351	1,220,350
Changes in operating assets and liabilities:
Interest receivable	(2,121)	(13,991)
Receivable for investments sold	9,979	(253,145)
Other assets	6,653	(7,009)
Payable for investments purchased	20,307	679,098
Management and performance-based incentive fees payable	2,342	—
Accrued administrative services expense payable	(1,534)	1,196
Interest payable	11,571	3,405
Other liabilities and accrued expenses	(6,594)	9,116
Net Cash Used in/Provided by Operating Activities	$(199,732)	$(3,378,049)

Financing Activities
Issuances of debt	$936,769	$2,693,970
Payments of debt	(947,074)	(806,910)
Financing costs paid and deferred	(1,149)	(20,546)
Proceeds from issuance of common shares	554,495	1,786,247
Repurchased shares, net of early repurchase deduction paid	(172,138)	—
Distributions paid	(56,603)	(18,482)
Offering costs paid and deferred	(38)	(2,006)
Net Cash Used in/Provided by Financing Activities	$314,262	$3,632,273

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash and cash equivalents and foreign currencies during the period	$114,530	$254,224
Effect of foreign exchange rate changes on cash and cash equivalents	(18)	(154)
Cash, cash equivalents and foreign currencies at beginning of period	51,658	50
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$166,170	$254,120

Supplemental Disclosure and Non-Cash Information
Cash interest paid	$84,539	$9,773
Distributions payable	$19,996	$10,109
Reinvestment of distributions during the period	$46,325	$16,571
PIK income	$3,745	$1,948

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)

Aerospace & Defense
MRO Holdings
MRO Holdings, Inc.	First Lien Secured Debt	L+625, 0.50% Floor	12/18/2028	$4,984	$4,984	$4,984	(4)(8)(14)
		Total Aerospace & Defense			$4,984	$4,984

Asset Backed Securities
Roaring Fork III-B
Roaring Fork III-B, LLC	First Lien Secured Debt	S+540, 0.00% Floor	7/16/2026	$49,667	$27,441	$26,733	(4)(8)(9) (11)(17)(26)
		Total Asset Backed Securities			$27,441	$26,733

Automobile Components
Mavis Tire Express Services
Mavis Tire Express Services Corp.	First Lien Secured Debt	S+400, 0.75% Floor	5/4/2028	$31,363	$31,269	$31,138	(17)
		Total Automobile Components			$31,269	$31,138

Biotechnology
Azurity Pharmaceuticals
Azurity Pharmaceuticals, Inc.	First Lien Secured Debt	S+611, 0.75% Floor	9/20/2027	$44,280	$43,252	$42,841	(10)(17)
		Total Biotechnology			$43,252	$42,841

Building Products
Cornerstone Building Brands
Cornerstone Building Brands, Inc.	First Lien Secured Debt	S+563, 0.50% Floor	8/1/2028	$43,489	$43,068	$41,858	(17)
US LBM
LBM Acquisition, LLC	First Lien Secured Debt	S+375, 0.75% Floor	12/17/2027	39,797	39,478	38,325	(10)(16)
		Total Building Products			$82,546	$80,183

Capital Markets
Arrowhead Engineered Products
Arrowhead Holdco Company	First Lien Secured Debt	S+450, 0.75% Floor	8/31/2028	$9,875	$9,875	$9,677	(4)(17)
Edelman Financial Services
The Edelman Financial Engines Centre, LLC	First Lien Secured Debt	L+375, 0.75% Floor	4/7/2028	24,873	24,879	24,296	(14)
True Potential
Kane Bidco Limited	First Lien Secured Debt - Corporate Bond	6.50%	2/15/2027	£2,000	2,294	2,291	(3)(8)
		Total Capital Markets			$37,048	$36,265

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Chemicals
AOC
LSF11 A5 HoldCo LLC	First Lien Secured Debt	S+435, 0.50% Floor	10/15/2028	$8,148	$7,942	$8,100	(16)
	First Lien Secured Debt	S+361, 0.50% Floor	10/15/2028	5,823	5,836	5,749	(17)
					13,778	13,849
Heubach
SK Neptune Husky Group Sarl	First Lien Secured Debt	S+500, 0.50% Floor	1/3/2029	9,540	9,494	7,101	(8)(17)
Solenis
Olympus Water US Holding Corporation	First Lien Secured Debt	S+401, 0.50% Floor	11/9/2028	13,085	12,751	12,602	(17)
	First Lien Secured Debt	S+460, 0.50% Floor	11/9/2028	11,138	10,884	10,770	(17)
	First Lien Secured Debt	S+500, 0.50% Floor	11/9/2028	6,818	6,477	6,609	(16)
	First Lien Secured Debt - Corporate Bond	9.75%	11/15/2028	15,000	15,000	14,639
					45,112	44,621
Vita Global
Vita Global FinCo Limited	First Lien Secured Debt	SONIA+700, 0.00% Floor	7/6/2027	£17,500	23,697	21,669	(3)(4)(8) (19)
W.R. Grace
W.R. Grace Holdings LLC	First Lien Secured Debt	L+375, 0.50% Floor	9/22/2028	5,952	5,948	5,927	(14)
		Total Chemicals			$98,029	$93,167

Commercial Services & Supplies
Allied Universal
Allied Universal Holdco LLC	First Lien Secured Debt	S+475, 0.50% Floor	5/12/2028	$20,000	$19,397	$19,583	(17)
	First Lien Secured Debt	S+375, 0.50% Floor	5/12/2028	4,987	4,822	4,857	(16)
					24,219	24,440
Beeline
IQN Holding Corp.	First Lien Secured Debt	S+525, 0.75% Floor	5/2/2029	71,834	61,994	62,175	(4)(11)(17) (26)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	5/2/2028	5,134	814	830	(4)(11)(17) (26)
					62,808	63,004
Calypso
AxiomSL Group, Inc.	First Lien Secured Debt	S+586, 1.00% Floor	12/3/2027	14,525	14,197	14,525	(4)(16)
	First Lien Secured Debt	S+611, 1.00% Floor	12/3/2027	956	(11)	—	(4)(11)(26)
	First Lien Secured Debt - Revolver	S+611, 1.00% Floor	12/3/2025	1,043	(26)	—	(4)(11)(26)
					14,160	14,525

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
GardaWorld
Garda World Security Corporation	First Lien Secured Debt	S+435, 0.00% Floor	10/30/2026	9,543	9,568	9,507	(8)(17)
HKA
Mount Olympus Bidco Limited	First Lien Secured Debt	S+575, 0.50% Floor	8/9/2029	18,465	17,870	17,789	(4)(8)(9) (18)(26)
	First Lien Secured Debt	S+650, 0.50% Floor	8/9/2029	2,015	(30)	(50)	(4)(5)(8) (9)(11)(26)
					17,840	17,738
LABL
LABL, Inc.	First Lien Secured Debt	S+510, 0.50% Floor	10/29/2028	20,431	20,564	20,263	(16)
Liberty Tire Recycling
LTR Intermediate Holdings, Inc.	First Lien Secured Debt	S+450, 1.00% Floor	5/5/2028	9,076	9,033	8,107	(16)
Profile Products
Profile Products LLC	First Lien Secured Debt	S+575, 0.75% Floor	11/12/2027	4,938	4,938	4,938	(4)(16)
R.R. Donnelley
R. R. Donnelley & Sons Company	First Lien Secured Debt	S+725, 0.75% Floor	3/17/2028	130,255	126,523	129,766	(9)(17)
SAVATREE
CI (Quercus) Intermediate Holdings, LLC	First Lien Secured Debt	S+525, 0.75% Floor	10/12/2028	16,280	16,057	15,994	(4)(17)
	First Lien Secured Debt	S+525, 0.75% Floor	10/12/2028	1,214	(19)	(21)	(4)(5)(11) (26)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	10/12/2028	2,273	(45)	(40)	(4)(5)(11) (26)
					15,993	15,933
Tranzonic
TZ Buyer LLC	First Lien Secured Debt	S+585, 0.75% Floor	8/14/2028	9,283	9,058	9,051	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+585, 0.75% Floor	8/14/2028	606	(13)	(15)	(4)(5)(9) (11)(26)
TZ Parent LLC	Common Equity - Equity Unit	N/A	N/A	50 Shares	50	58	(4)(9)
					9,095	9,093
United Site Services
PECF USS Intermediate Holding III Corporation	First Lien Secured Debt	L+425, 0.50% Floor	12/15/2028	22,386	22,459	18,449	(14)
		Total Commercial Services & Supplies			$337,200	$335,765

Communications Equipment
Mitel Networks
MLN US Holdco LLC	First Lien Secured Debt	S+644, 1.00% Floor	10/18/2027	$6,395	$6,181	$6,171	(4)(8)(17)
	Second Lien Secured Debt	S+670, 1.00% Floor	10/18/2027	38,156	39,612	32,528	(4)(8)(17)
					45,793	38,700
Ufinet
Zacapa S.a r.l.	First Lien Secured Debt	S+400, 0.50% Floor	3/22/2029	12,437	12,383	12,141	(8)(18)
		Total Communications Equipment			$58,176	$50,840

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Construction & Engineering
Trench Plate Rental Co.
Trench Plate Rental Co.	First Lien Secured Debt	S+560, 1.00% Floor	12/3/2026	$45,000	$44,420	$44,325	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+560, 1.00% Floor	12/3/2026	4,545	1,426	1,409	(4)(9)(11) (17)(26)
Trench Safety Solutions Holdings, LLC	Common Equity - Equity Unit	N/A	N/A	331 Shares	50	43	(4)(9)
		Total Construction & Engineering			$45,896	$45,777

Consumer Finance
American Express GBT
GBT Group Services B.V.	First Lien Secured Debt	S+685, 1.00% Floor	12/16/2026	$31,000	$31,043	$31,116	(8)(17)
		Total Consumer Finance			$31,043	$31,116

Consumer Staples Distribution & Retail
ASDA
Bellis Acquisition Company PLC	First Lien Secured Debt	E+275, 0.00% Floor	2/16/2026	€5,000	$5,178	$5,251	(3)(8)(22)
	First Lien Secured Debt - Corporate Bond	3.25%	2/16/2026	£2,000	2,135	2,133	(3)(8)
					7,313	7,385
Golden Hippo
Altern Marketing, LLC	First Lien Secured Debt	S+600, 2.00% Floor	6/13/2028	$65,328	64,032	64,021	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+600, 2.00% Floor	6/13/2028	9,422	4,392	4,391	(4)(9)(11) (17)(26)
					68,424	68,412
Rise and Brill
Ultimate Baked Goods Midco LLC	First Lien Secured Debt	S+635, 1.00% Floor	8/13/2027	8,258	8,042	8,001	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+635, 1.00% Floor	8/13/2027	1,016	(37)	(32)	(4)(5)(9) (11)(26)
					8,005	7,970
		Total Consumer Staples Distribution & Retail			$83,742	$83,766

Containers & Packaging
BOX Partners
Bp Purchaser LLC	First Lien Secured Debt	S+576, 0.75% Floor	12/11/2028	$7,406	$7,406	$7,406	(4)(16)
Tekni-Plex
Trident TPI Holdings, Inc.	First Lien Secured Debt	L+400, 0.50% Floor	9/15/2028	35,728	35,769	35,243	(14)
	First Lien Secured Debt	S+450, 0.50% Floor	9/15/2028	6,347	6,162	6,274	(17)
					41,931	41,517
		Total Containers & Packaging			$49,337	$48,923

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date		Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Diversified Consumer Services
2U
2U, Inc.	First Lien Secured Debt	S+650, 0.75% Floor	12/28/2026		$16,432	$15,681	$15,867	(8)(17)
Accelerate Learning
Eagle Purchaser, Inc.	First Lien Secured Debt	S+675, 1.00% Floor	3/22/2030		26,001	19,800	20,215	(4)(9)(11) (17)(26)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	3/22/2029		3,947	676	720	(4)(9)(11) (17)(26)
						20,476	20,935
Greencross
Vermont Aus Pty Ltd	First Lien Secured Debt	S+565, 0.75% Floor	3/23/2028		112,494	110,120	109,682	(4)(8)(9) (17)
	First Lien Secured Debt	BBSW+575, 0.75% Floor	3/23/2028	A$	9,875	7,171	6,414	(3)(4)(8) (9)(20)
						117,291	116,096
Houghton Mifflin
Houghton Mifflin Harcourt Company	First Lien Secured Debt	S+535, 0.50% Floor	4/9/2029		49,632	47,479	42,622	(17)
		Total Diversified Consumer Services				$200,927	$195,520

Diversified Telecommunication Services
ORBCOMM
ORBCOMM, Inc.	First Lien Secured Debt	L+425, 0.75% Floor	9/1/2028		$3,984	$3,994	$3,224	(14)
		Total Diversified Telecommunication Services				$3,994	$3,224

Electric Utilities
Congruex
Congruex Group LLC	First Lien Secured Debt	S+590, 0.75% Floor	5/3/2029		$29,700	$29,045	$29,032	(4)(9)(17)
		Total Electric Utilities				$29,045	$29,032

Electrical Equipment
Antylia Scientific
CPI Buyer, LLC	First Lien Secured Debt	S+576, 0.75% Floor	11/1/2028		$34,343	$34,338	$33,999	(4)(17)
	First Lien Secured Debt - Revolver	S+576, 0.75% Floor	10/30/2026		3,346	—	(50)	(4)(5)(11) (26)
						34,338	33,949
International Wire Group
IW Buyer LLC	First Lien Secured Debt	S+675, 1.00% Floor	6/28/2029		16,854	16,349	16,348	(4)(17)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	6/28/2029		3,146	130	130	(4)(11)(17) (26)
						16,479	16,479

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Trescal
Ruler Bidco S.A R.L.	First Lien Secured Debt	E+650, 0.00% Floor	5/2/2030	€39,482	30,000	29,752	(3)(4)(8) (9)(11)(22)(26)
	First Lien Secured Debt	S+650, 0.50% Floor	5/2/2030	11,498	11,159	11,153	(4)(8)(9) (18)
					41,159	40,905
		Total Electrical Equipment			$91,976	$91,333

Entertainment
Chernin Entertainment
Jewel Purchaser, Inc.	First Lien Secured Debt	S+550, 0.50% Floor	7/1/2027	$91,664	$89,618	$90,747	(4)(9)(17)
		Total Entertainment			$89,618	$90,747

Financial Services
Acuity
Trident Bidco Limited	First Lien Secured Debt	S+525, 0.00% Floor	6/7/2029	$61,619	$60,432	$60,387	(4)(8)(9) (15)
Pave America
Pavement Partners Interco, LLC	First Lien Secured Debt	S+690, 1.00% Floor	2/7/2028	27,335	23,188	23,227	(4)(9)(11) (17)(26)
	First Lien Secured Debt - Revolver	S+690, 1.00% Floor	2/7/2028	2,605	1,664	1,672	(4)(9)(11) (17)(26)
					24,852	24,899
PIB
Paisley Bidco Limited	First Lien Secured Debt	SONIA+700, 0.00% Floor	3/17/2028	£22,500	6,906	7,483	(3)(4)(8) (11)(19)(26)
VEPF VII
VEPF VII Holdings, L.P.	First Lien Secured Debt	S+450 PIK	2/28/2028	18,361	18,275	18,322	(4)(8)(17)
		Total Financial Services			$110,465	$111,090

Financing
Transportation Insight
TI Intermediate Holdings, LLC	First Lien Secured Debt	L+425, 1.00% Floor	12/18/2024	$7,406	$7,406	$7,369	(4)(14)
		Total Financing			$7,406	$7,369

Ground Transportation
Boasso
Channelside AcquisitionCo, Inc.	First Lien Secured Debt	S+675, 1.00% Floor	6/30/2028	$28,384	$27,577	$27,532	(4)(9)(17)
	First Lien Secured Debt	S+675, 1.00% Floor	7/1/2028	3,628	(62)	(54)	(4)(5)(9) (11)(26)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	7/1/2026	2,917	(83)	(88)	(4)(5)(9) (11)(26)
					27,432	27,390

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
PODS
PODS, LLC	First Lien Secured Debt	S+311, 0.75% Floor	3/31/2028	10,542	10,552	10,365	(17)
	First Lien Secured Debt	S+411, 0.75% Floor	3/31/2028	5,224	5,078	5,145	(17)
					15,630	15,510
		Total Ground Transportation			$43,062	$42,900

Health Care Equipment & Supplies
Corpuls
Heartbeat BidCo GmbH	First Lien Secured Debt	E+700, 0.50% Floor	6/30/2030	€20,000	$21,390	$21,388	(3)(4)(8) (22)
Embecta
Embecta Corp.	First Lien Secured Debt - Corporate Bond	5.00%	2/15/2030	7,500	6,896	6,232
Medline
Medline Borrower LP	First Lien Secured Debt	S+325, 0.50% Floor	10/23/2028	9,975	9,693	9,872	(16)
TerSera Therapeutics
TerSera Therapeutics LLC	First Lien Secured Debt	S+675, 1.00% Floor	4/4/2029	13,860	13,456	13,445	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	4/4/2029	1,140	(33)	(34)	(4)(5)(9) (11)(26)
					13,423	13,410
Treace Medical Concepts
Treace Medical Concepts, Inc.	First Lien Secured Debt	S+610, 1.00% Floor	4/1/2027	17,500	7,263	6,854	(4)(8)(9) (16)(26)
	First Lien Secured Debt - Revolver	S+410, 1.00% Floor	4/1/2027	1,500	200	155	(4)(8)(9) (11)(16)(26)
					7,463	7,009
Zest Dental Solutions
Zest Acquisition Corp.	First Lien Secured Debt	S+550, 0.00% Floor	2/8/2028	11,970	11,411	11,551	(17)
		Total Health Care Equipment & Supplies			$70,276	$69,462

Health Care Providers & Services
Advarra
Advarra Holdings, Inc.	First Lien Secured Debt	S+575, 0.75% Floor	8/24/2029	$199,083	$179,413	$180,516	(4)(9)(11) (17)(26)
Affordable Care
ACI Group Holdings, Inc.	First Lien Secured Debt	S+460 plus 1.25% PIK	8/2/2028	4,969	4,969	4,919	(4)(16)
Athenahealth
Athenahealth Group Inc.	First Lien Secured Debt	S+350, 0.50% Floor	2/15/2029	49,783	42,940	42,582	(11)(17) (26)
CoreTrust
Coretrust Purchasing Group LLC	First Lien Secured Debt	S+675, 0.75% Floor	10/1/2029	37,101	31,401	31,251	(4)(11)(17) (26)
	First Lien Secured Debt - Revolver	S+675, 0.75% Floor	10/1/2029	4,737	(127)	(142)	(4)(5)(11) (26)
					31,274	31,109

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Dental Care Alliance
DCA Investment Holding LLC	First Lien Secured Debt	S+641, 0.75% Floor	4/3/2028	2,466	2,466	2,466	(4)(17)
Eating Recovery Center
ERC Topco Holdings, LLC	First Lien Secured Debt	S+576, 0.75% Floor	11/10/2028	35,112	35,112	34,761	(4)(17)
	First Lien Secured Debt - Revolver	S+561, 0.75% Floor	11/10/2027	3,195	905	857	(4)(11)(17) (26)
					36,017	35,619
Gainwell
Gainwell Acquisition Corp.	First Lien Secured Debt	S+410, 0.75% Floor	10/1/2027	22,941	22,341	22,626	(17)
Gateway Services
Gateway US Holdings, Inc.	First Lien Secured Debt	S+665, 0.75% Floor	9/22/2026	89,227	85,003	84,289	(4)(11)(17) (26)
	First Lien Secured Debt	S+665, 0.75% Floor	9/22/2026	3,402	2,831	2,797	(4)(11)(17) (26)
	First Lien Secured Debt - Revolver	S+665, 0.75% Floor	9/22/2026	2,629	(14)	(39)	(4)(5)(11) (26)
					87,820	87,047
Medical Solutions
Medical Solutions Holdings, Inc.	First Lien Secured Debt	S+335, 0.50% Floor	11/1/2028	9,962	9,715	9,385	(17)
Practice Plus Group
Practice Plus Group Bidco Limited / Practice Plus Group Holdings Limited	First Lien Secured Debt	SONIA+650, 0.50% Floor	11/18/2029	£10,000	11,587	12,382	(3)(4)(8) (9)(19)
Public Partnerships
PPL Acquisition LLC	First Lien Secured Debt	S+635, 0.75% Floor	7/1/2028	8,724	8,522	8,549	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+635, 0.75% Floor	7/1/2028	1,000	(17)	(20)	(4)(5)(9) (11)(26)
PPL Equity LP	Preferred Equity - Preferred Stocks	N/A	N/A	50,000 Shares	50	26	(4)(9)
	Preferred Equity - Equity Unit	N/A	N/A	50,000 Shares	50	—	(4)(9)
					8,605	8,555
Smile Brands
Smile Brands Inc.	First Lien Secured Debt	S+450, 0.75% Floor	10/12/2025	7,406	7,406	7,294	(4)(17)
Team Select
TS Investors, LLC	First Lien Secured Debt	S+660, 1.00% Floor	5/4/2029	9,261	7,534	7,509	(4)(9)(11) (17)(26)
	First Lien Secured Debt - Revolver	S+660, 1.00% Floor	5/4/2029	739	(22)	(24)	(4)(5)(9) (11)(26)
					7,512	7,485
Thrive Pet Healthcare
Pathway Vet Alliance LLC	First Lien Secured Debt	L+375, 0.00% Floor	3/31/2027	25,720	25,678	22,784	(14)
Tivity Health
Tivity Health, Inc.	First Lien Secured Debt	S+600, 0.75% Floor	6/28/2029	114,138	112,589	112,996	(4)(9)(17)
US Fertility
US Fertility Enterprises, LLC	First Lien Secured Debt	S+660, 1.00% Floor	12/21/2027	10,000	9,755	9,750	(4)(9)(17)
		Total Health Care Providers & Services			$600,087	$597,514

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Health Care Technology
Clario
eResearchTechnology, Inc.	First Lien Secured Debt	S+461, 1.00% Floor	2/4/2027	$29,854	$29,234	$28,787	(16)
Wellsky
Project Ruby Ultimate Parent Corp.	First Lien Secured Debt	S+586, 0.75% Floor	3/10/2028	53,099	51,704	51,240	(4)(17)
		Total Health Care Technology			$80,938	$80,027

Hotels, Restaurants & Leisure
Delivery Hero
Delivery Hero Finco Germany GmbH	First Lien Secured Debt	E+575, 0.00% Floor	8/12/2027	€79,000	$82,225	$85,774	(3)(4)(8) (9)(21)
Delivery Hero SE	First Lien Secured Debt	S+575, 0.50% Floor	8/12/2027	7,713	7,585	7,671	(8)(9)(17)
					89,810	93,445
Fertitta Entertainment
Fertitta Entertainment LLC/NV	First Lien Secured Debt	S+400, 0.50% Floor	1/27/2029	9,950	9,991	9,839	(17)
Norwegian Cruise Line
NCL Corporation Ltd.	First Lien Secured Debt - Corporate Bond	9.75%	2/22/2028	19,223	19,041	20,417	(4)(8)(9)
PARS
PARS Group LLC	First Lien Secured Debt	S+685, 1.50% Floor	4/3/2028	9,977	8,904	8,850	(4)(9)(16) (26)
		Total Hotels, Restaurants & Leisure			$127,746	$132,551

Household Durables
Ergotron
Ergotron Acquisition, LLC	First Lien Secured Debt	S+586, 0.75% Floor	7/6/2028	$9,875	$9,703	$9,727	(4)(17)
Ergotron Investments, LLC	Common Equity - Equity Unit	N/A	N/A	500 Shares	50	52	(4)
		Total Household Durables			$9,753	$9,780

Household Products
Advantice Health
Jazz AH Holdco, LLC	First Lien Secured Debt	S+510, 0.75% Floor	4/3/2028	$9,146	$7,146	$6,840	(4)(11)(17) (26)
	First Lien Secured Debt - Revolver	S+510, 0.75% Floor	4/3/2028	800	308	293	(4)(11)(17) (26)
		Total Household Products			$7,454	$7,133

Insurance
Alera Group
Alera Group, Inc.	First Lien Secured Debt	S+660, 0.75% Floor	10/2/2028	$39,756	$33,651	$33,931	(4)(9)(11) (17)(26)
	First Lien Secured Debt	S+610, 0.75% Floor	10/2/2028	16,521	16,159	16,328	(4)(9)(17)
					49,810	50,259

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
April
Athena Bidco S.A.S.	First Lien Secured Debt	E+650, 0.00% Floor	4/18/2030	€30,000	28,549	28,409	(3)(4)(8) (9)(11)(22)(26)
Asurion
Asurion, LLC	First Lien Secured Debt	L+325, 0.00% Floor	12/23/2026	22,504	22,104	21,722	(14)
	First Lien Secured Debt	L+325, 0.00% Floor	7/31/2027	7,567	7,560	7,174	(14)
					29,664	28,896
Howden Group
Hyperion Refinance Sarl	First Lien Secured Debt	S+525, 0.75% Floor	11/12/2027	103,000	101,127	103,000	(4)(8)(17)
Hub International
Hub International Limited	First Lien Secured Debt	S+425, 0.75% Floor	6/20/2030	11,299	11,186	11,337	(17)
Patriot Growth Insurance Services
Patriot Growth Insurance Services, LLC	First Lien Secured Debt	S+590, 0.75% Floor	10/16/2028	32,306	32,306	32,306	(4)(17)
	First Lien Secured Debt - Revolver	S+565, 0.75% Floor	10/16/2028	2,311	—	—	(4)(11)(26)
					32,306	32,306
Risk Strategies
RSC Acquisition Inc	First Lien Secured Debt	S+565, 0.75% Floor	10/30/2026	26,899	24,197	24,096	(4)(11)(17) (26)
Safe-Guard
SG Acquisition, Inc.	First Lien Secured Debt	S+600, 0.50% Floor	1/27/2027	103,085	101,088	101,023	(4)(9)(10)(17)
		Total Insurance			$377,927	$379,327

IT Services
Anaplan
Anaplan, Inc.	First Lien Secured Debt	S+650, 0.75% Floor	6/21/2029	$146,692	$144,066	$145,958	(4)(17)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	6/21/2028	9,073	(151)	(45)	(4)(5)(11) (26)
					143,915	145,913
Genesys Cloud
Greeneden U.S. Holdings II, LLC	First Lien Secured Debt	L+400, 0.75% Floor	12/1/2027	16,354	16,359	16,333	(14)
Peraton
Peraton Corp.	First Lien Secured Debt	S+385, 0.75% Floor	2/1/2028	24,870	24,869	24,484	(17)
Version 1
Investment Company 24 Bidco Limited	First Lien Secured Debt	SONIA+565, 0.00% Floor	7/11/2029	£6,559	7,626	8,080	(3)(4)(8) (9)(19)
	First Lien Secured Debt	E+565, 0.00% Floor	7/11/2029	€4,029	3,958	4,265	(3)(4)(8) (9)(22)
	First Lien Secured Debt	E+575, 0.00% Floor	7/11/2029	€1,377	694	742	(3)(4)(8) (9)(22)(26)
					12,278	13,086
Virtusa
Virtusa Corporation	First Lien Secured Debt	S+375, 0.75% Floor	2/15/2029	10,945	10,844	10,835	(17)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Wood Mackenzie
Planet US Buyer LLC	First Lien Secured Debt	S+675, 0.75% Floor	2/1/2030	62,953	61,140	61,065	(4)(8)(9) (17)
	First Lien Secured Debt - Revolver	S+675, 0.75% Floor	2/1/2028	5,049	(139)	(151)	(4)(5)(8) (9)(11)(26)
					61,001	60,913
		Total IT Services			$269,266	$271,564

Leisure Products
Peloton
Peloton Interactive, Inc.	First Lien Secured Debt	S+700, 0.50% Floor	5/25/2027	$4,987	$4,959	$4,982	(8)(17)
		Total Leisure Products			$4,959	$4,982

Machinery
Charter Next Generation
Charter Next Generation, Inc.	First Lien Secured Debt	S+375, 0.75% Floor	12/1/2027	$9,949	$9,984	$9,884	(16)
ProMach
Pro Mach Group, Inc.	First Lien Secured Debt	L+400, 1.00% Floor	8/31/2028	21,632	21,691	21,608	(14)
	First Lien Secured Debt	S+510, 0.50% Floor	8/31/2028	2,514	2,398	2,523	(17)
					24,089	24,131
SPX Flow
SPX Flow, Inc.	Unsecured Debt - Corporate Bond	8.75%	4/1/2030	6,255	5,987	5,663
		Total Machinery			$40,060	$39,678

Media
Accelerate360
Accelerate360 Holdings, LLC	First Lien Secured Debt	S+626, 1.00% Floor	2/11/2027	$72,988	$72,988	$72,988	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+626, 1.00% Floor	2/11/2027	26,908	11,212	11,212	(4)(9)(11) (17)(26)
					84,200	84,199
Advantage Sales
Advantage Sales & Marketing Inc.	First Lien Secured Debt	S+476, 0.75% Floor	10/28/2027	27,545	27,613	25,979	(8)(17)
Associa
Associations Inc.	First Lien Secured Debt	S+400 Cash plus 2.50% PIK	7/2/2027	16,409	16,296	16,409	(4)(16)(17)
Charter Communications
CCO Holdings LLC / CCO Holdings Capital Corp	Unsecured Debt - Corporate Bond	4.75%	2/1/2032	10,500	9,442	8,562
Escalent
M&M OPCO, LLC	First Lien Secured Debt	S+810, 1.00% Floor	4/7/2029	9,500	9,222	9,215	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+810, 1.00% Floor	4/7/2029	476	(14)	(14)	(4)(5)(9) (11)(26)
					9,208	9,201

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Gannett
Gannett Holdings, LLC	First Lien Secured Debt	S+500, 0.50% Floor	10/15/2026	57,393	57,218	56,625	(8)(16)
	First Lien Secured Debt - Corporate Bond	6.00%	11/1/2026	16,000	12,886	13,597	(8)
					70,104	70,223
Material+
Material Holdings, LLC	First Lien Secured Debt	S+610, 0.75% Floor	8/19/2027	7,406	7,406	7,295	(4)(16)
McGraw Hill
McGraw-Hill Education, Inc.	First Lien Secured Debt	S+475, 0.50% Floor	7/28/2028	33,989	32,907	31,950	(16)
		Total Media			$257,176	$253,818

Paper & Forest Products
Ahlstrom-Munksjö
Ahlstrom Holding 3 Oy	First Lien Secured Debt	L+375, 0.75% Floor	2/4/2028	$3,582	$3,595	$3,365	(8)(14)
		Total Paper & Forest Products			$3,595	$3,365

Personal Care Products
Heat Makes Sense
Heat Makes Sense Shared Services, LLC	First Lien Secured Debt	S+565, 0.75% Floor	7/1/2029	$8,271	$8,119	$8,188	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+565, 0.75% Floor	7/1/2028	1,617	(28)	(16)	(4)(5)(9) (11)(26)
Ishtar Co-Invest-B LP	Common Equity - Stock	N/A	N/A	38,889 Shares	39	56	(4)(9)
Oshun Co-Invest-B LP	Common Equity - Stock	N/A	N/A	11,111 Shares	11	16	(4)(9)
					8,141	8,244
Revlon
Revlon Intermediate Holdings IV LLC	First Lien Secured Debt - Revolver	S+476, 1.75% Floor	5/2/2026	110,000	29,574	29,488	(4)(9)(11) (17)(26)
VFS Global
Speed Midco 3 S.A R.L.	First Lien Secured Debt	E+640, 0.00% Floor	5/16/2029	€111,776	114,262	120,751	(3)(4)(8) (9)(22)
	First Lien Secured Debt	SONIA+690, 0.00% Floor	5/16/2029	£22,059	26,551	27,805	(3)(4)(8) (9)(19)
					140,813	148,556
		Total Personal Care Products			$178,528	$186,288

Pharmaceuticals
Bausch Health
Bausch Health Companies Inc.	First Lien Secured Debt	S+525, 0.50% Floor	2/1/2027	$40,853	$39,270	$30,979	(8)(17)
	First Lien Secured Debt - Corporate Bond	5.50%	11/1/2025	1,000	862	884	(8)
					40,132	31,863

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
CNSI
CNSI Holdings, LLC	First Lien Secured Debt	S+650, 0.50% Floor	12/17/2028	35,820	34,654	34,566	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+650, 0.50% Floor	12/17/2027	4,000	(124)	(140)	(4)(5)(9) (11)(26)
					34,530	34,426
		Total Pharmaceuticals			$74,662	$66,289

Professional Services
Ingenovis Health
Ingenovis Health, Inc.	First Lien Secured Debt	S+425, 0.50% Floor	3/6/2028	$4,987	$4,808	$4,825	(17)
	First Lien Secured Debt	S+375, 0.75% Floor	3/6/2028	3,990	3,843	3,850	(16)
					8,651	8,676
Kroll
Deerfield Dakota Holding, LLC	First Lien Secured Debt	S+375, 1.00% Floor	4/9/2027	19,897	19,932	19,361	(17)
		Total Professional Services			$28,583	$28,036

Real Estate Management & Development
3Phase Elevator
Polyphase Elevator Holding Company	First Lien Secured Debt	S+550, 1.00% Floor	6/23/2027	$3,456	$3,456	$3,456	(4)(16)
Pritchard Industries
Pritchard Industries, LLC	First Lien Secured Debt	S+575, 0.75% Floor	10/13/2027	6,419	6,419	6,322	(4)(18)
		Total Real Estate Management & Development			$9,875	$9,778

Semiconductors & Semiconductor Equipment
Wolfspeed
Wolfspeed, Inc.	First Lien Secured Debt - Corporate Bond	9.88%	6/23/2030	$120,000	$115,210	$115,200	(4)(8)
		Total Semiconductors & Semiconductor Equipment			$115,210	$115,200

Software
Access Group
Armstrong Bidco Limited	First Lien Secured Debt	SONIA+525, 0.00% Floor	6/28/2029	£42,000	$47,985	$49,784	(3)(4)(8) (19)(26)
Avalara
Avalara, Inc.	First Lien Secured Debt	S+725, 0.75% Floor	10/19/2028	136,364	133,242	134,318	(4)(17)
	First Lien Secured Debt - Revolver	S+725, 0.75% Floor	10/19/2028	13,636	(302)	(205)	(4)(5)(11) (26)
					132,940	134,114
BMC Software
Boxer Parent Company Inc.	First Lien Secured Debt	S+375, 0.00% Floor	10/2/2025	11,930	11,930	11,849	(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Citrix
Cloud Software Group, Inc.	First Lien Secured Debt	S+461, 0.75% Floor	9/29/2028	44,874	39,548	42,122	(17)
	First Lien Secured Debt	S+461, 0.75% Floor	3/30/2029	22,251	20,377	20,865	(17)
					59,925	62,987
Coupa Software
Coupa Software Incorporated	First Lien Secured Debt	S+750, 0.75% Floor	2/27/2030	60,220	53,888	53,779	(4)(9)(11)(17) (26)
	First Lien Secured Debt - Revolver	S+750, 0.75% Floor	2/27/2029	3,780	(89)	(94)	(4)(5)(9)(11) (26)
					53,799	53,684
DigiCert
Dcert Buyer, Inc.	First Lien Secured Debt	S+400, 0.00% Floor	10/16/2026	27,856	27,832	27,660	(10)(16)
Duck Creek Technologies
Disco Parent, LLC	First Lien Secured Debt	S+750, 1.00% Floor	3/30/2029	21,392	20,874	20,964	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+750, 1.00% Floor	3/30/2029	2,139	(51)	(43)	(4)(5)(9)(11) (26)
					20,823	20,922
Flexera
Flexera Software LLC	First Lien Secured Debt	S+386, 0.75% Floor	3/3/2028	22,292	22,316	22,007	(16)
GTreasury
G Treasury SS LLC	First Lien Secured Debt	S+600, 1.00% Floor	6/29/2029	17,857	8,307	8,214	(4)(11)(17)(26)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	6/29/2029	2,143	(43)	(43)	(4)(5)(11)(26)
					8,264	8,171
Imperva
Imperva, Inc.	First Lien Secured Debt	L+400, 1.00% Floor	1/12/2026	45,216	44,872	41,061	(14)
Infoblox
Delta Topco, Inc.	First Lien Secured Debt	S+375, 0.75% Floor	12/1/2027	25,934	25,907	25,156	(17)
Medallia
Medallia, Inc.	First Lien Secured Debt	L+650 Cash (includes 5.83% PIK)	10/29/2028	37,473	36,751	37,473	(4)(9)(14)
Ping Identity
Ping Identity Holding Corp.	First Lien Secured Debt	S+700, 0.75% Floor	10/17/2029	22,727	22,199	22,159	(4)(16)
	First Lien Secured Debt - Revolver	S+700, 0.75% Floor	10/17/2028	2,273	(50)	(57)	(4)(5)(11)(26)
					22,149	22,102
Relativity
Relativity ODA LLC	First Lien Secured Debt	S+650, 1.00% Floor	5/12/2027	29,262	28,364	28,092	(4)(17)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	5/12/2027	2,500	(52)	(100)	(4)(5)(11)(26)
					28,312	27,992
Solera
Polaris Newco, LLC	First Lien Secured Debt	L+400, 0.50% Floor	6/2/2028	49,691	49,752	45,881	(10)(14)
Sovos Compliance
Sovos Compliance, LLC	First Lien Secured Debt	S+450, 0.75% Floor	8/11/2028	10,149	9,992	9,818	(16)
Stamps.com
Auctane, Inc.	First Lien Secured Debt	L+575, 0.75% Floor	10/5/2028	32,094	31,588	32,094	(4)(9)(14)
Zendesk
Zendesk, Inc.	First Lien Secured Debt	S+700 Cash plus 3.50% PIK	11/22/2028	143,302	140,674	141,152	(4)(9)(17)
	First Lien Secured Debt	S+650, 0.75% Floor	11/22/2028	35,515	(320)	(533)	(4)(5)(9)(11) (26)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	11/22/2028	14,624	(263)	(219)	(4)(5)(9)(11) (26)
					140,091	140,400
		Total Software			$775,228	$773,155

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date		Par/Shares (3)	Cost (27)	Fair Value (1)(28)
Special Purpose Entity
48forty Solutions
Alpine Acquisition Corp II	First Lien Secured Debt	S+575, 1.00% Floor	11/30/2026		$7,425	$7,425	$7,351	(4)(17)
		Total Special Purpose Entity				$7,425	$7,351

Specialty Retail
Carvana
Carvana Co.	Unsecured Debt - Corporate Bond	10.25%	5/1/2030		$56,858	$52,008	$43,496	(8)
	Unsecured Debt - Corporate Bond	4.88%	9/1/2029		2,550	1,626	1,403	(8)
						53,634	44,899
PetSmart
PetSmart LLC	First Lien Secured Debt	S+375, 0.75% Floor	2/11/2028		9,825	9,830	9,823	(16)
		Total Specialty Retail				$63,464	$54,722

Technology Hardware, Storage & Peripherals
Forterro
Yellow Castle AB	First Lien Secured Debt	E+475, 0.00% Floor	7/9/2029		€9,802	$9,743	$10,482	(3)(4)(8)(22)
	First Lien Secured Debt	SARON+475, 0.00% Floor	7/9/2029	₣	3,296	3,309	3,608	(3)(4)(8)(23)
	First Lien Secured Debt	E+475, 0.00% Floor	7/7/2029		€8,445	3,104	3,348	(3)(4)(8)(11) (22)(26)
	First Lien Secured Debt	STIBOR+475, 0.00% Floor	7/9/2029	kr	34,792	3,230	3,161	(3)(4)(8)(24)
		Total Technology Hardware, Storage & Peripherals				$19,386	$20,600
Textiles, Apparel & Luxury Goods
Authentic Brands
ABG Intermediate Holdings 2 LLC	First Lien Secured Debt	S+410, 0.75% Floor	12/21/2028		$22,000	$16,269	$16,549	(11)(17)(26)
Claire's
Claire's Stores, Inc.	First Lien Secured Debt	S+660, 0.00% Floor	12/18/2026		11,957	11,802	11,000	(16)
Iconix Brand Group
IBG Borrower LLC	First Lien Secured Debt	S+615, 1.00% Floor	8/22/2029		42,269	41,305	41,424	(4)(9)(17)
		Total Textiles, Apparel & Luxury Goods				$69,376	$68,973

Transportation Infrastructure
Alliance Ground International
AGI-CFI Holdings, Inc.	First Lien Secured Debt	S+575, 0.75% Floor	6/11/2027		$17,306	$17,139	$17,306	(4)(17)
						17,139	17,306
Swissport
Radar Bidco S.a.r.l.	First Lien Secured Debt	E+725, 0.00% Floor	9/30/2027		€85,000	80,410	90,433	(3)(4)(8)(9) (22)
		Total Transportation Infrastructure				$97,549	$107,739

		Total Investments before Cash Equivalents				$4,794,979	$4,770,043	(2)(6)(25)
State Street Institutional US Government Money Market Fund						2	2	(7)
		Total Investments after Cash Equivalents				$4,794,981	$4,770,045

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

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

(a) Bears interest at a rate determined by three-month SOFR. The interest rate locked two business days prior to settlement of the interest rate swaps. The three-month SOFR is 5.27% on June 30, 2023.

Derivative Instrument	Settlement Date	Notional amount to be purchased		Notional amount to be sold	Footnote Reference
Foreign currency forward contract	9/20/2023	₣	3,442	$3,078	Note 5
Foreign currency forward contract	9/20/2023		€2,976	$2,720	Note 5
Foreign currency forward contract	9/20/2023		£2,828	$2,226	Note 5

(1)
Fair value is determined in good faith by or under the direction of the Board of Trustees of the Company (See Note 2 to the consolidated financial statements).
(2)
Aggregate gross unrealized gain and loss for federal income tax purposes is $28,454 and $72,463, respectively. Net unrealized loss is $44,009 based on a tax cost of $4,812,886.
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
(8)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2023, non-qualifying assets represented approximately 27.72% of the total assets of the Company.
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

June 30, 2023

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
(13)
The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2023 was 5.22%
(14)
The interest rate on these loans is subject to 3 months LIBOR, which as of June 30, 2023 was 5.55%
(15)
The interest rate on these loans is subject to SOFR, which as of June 30, 2023 was 5.09%
(16)
The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2023 was 5.14%
(17)
The interest rate on these loans is subject to 3 months SOFR, which as of June 30, 2023 was 5.27%
(18)
The interest rate on these loans is subject to 6 months SOFR, which as of June 30, 2023 was 5.39%
(19)
The interest rate on these loans is subject to SONIA, which as of June 30, 2023 was 4.93%
(20)
The interest rate on these loans is subject to 3 months BBSW, which as of June 30, 2023 was 4.35%
(21)
The interest rate on these loans is subject to 3 months EURIBOR, which as of June 30, 2023 was 3.58%
(22)
The interest rate on these loans is subject to 6 months EURIBOR, which as of June 30, 2023 was 3.90%
(23)
The interest rate on these loans is subject to Swiss Average Rate Overnight (SARON), which as of June 30, 2023 was 1.71%
(24)
The interest rate on these loans is subject to 6 months Stockholm Interbank Offered Rate (STIBOR), which as of June 30, 2023 was 4.08%
(25)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of June 30, 2023, all of the company's investments were non-controlled, non-affiliated.

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

(26)
As of June 30, 2023, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
ABG Intermediate Holdings 2 LLC	$5,432	$—	$5,432	$—	$—	$5,432
Accelerate360 Holdings, LLC	26,908	(11,212)	15,696	—	—	15,696
Advarra Holdings, Inc.	16,576	—	16,576	—	—	16,576
Alera Group, Inc.	5,400	—	5,400	—	—	5,400
Altern Marketing, LLC	9,422	(4,579)	4,843	—	—	4,843
Anaplan, Inc.	9,073	—	9,073	—	—	9,073
Armstrong Bidco Limited*	2,223	—	2,223	—	—	2,223
Athena Bidco S.A.S.*	3,448	—	3,448	—	—	3,448
Athenahealth Group Inc.	5,459	—	5,459	—	—	5,459
Avalara, Inc.	13,636	—	13,636	—	—	13,636
AxiomSL Group, Inc.	2,000	—	2,000	—	—	2,000
Channelside AcquisitionCo, Inc. (fka Gruden Acquisition, Inc.)	6,545	—	6,545	—	—	6,545
CI (Quercus) Intermediate Holdings, LLC	3,486	—	3,486	—	—	3,486
CNSI Holdings, LLC	4,000	—	4,000	—	—	4,000
Coretrust Purchasing Group LLC (HPG Enterprises LLC)	9,474	—	9,474	—	—	9,474
Coupa Software Incorporated	8,716	—	8,716	—	—	8,716
CPI Buyer, LLC	3,346	—	3,346	—	—	3,346
Disco Parent, LLC	2,139	—	2,139	—	—	2,139
Eagle Purchaser, Inc.	9,474	(789)	8,684	—	5,526	3,158
ERC Topco Holdings, LLC	3,195	(905)	2,290	—	—	2,290
G Treasury SS LLC	11,429	—	11,429	—	—	11,429
Gateway US Holdings, Inc.	6,783	—	6,783	—	4,154	2,629
Heat Makes Sense Shared Services, LLC	1,617	—	1,617	—	—	1,617
Investment Company 24 Bidco Limited*	716	—	716	—	—	716
IQN Holding Corp.	14,434	(856)	13,579	—	—	13,579

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
IW Buyer LLC	3,146	(225)	2,921	—	—	2,921
Jazz AH Holdco, LLC	2,800	(320)	2,480	—	—	2,480
M&M OPCO, LLC	476	—	476	—	—	476
Mount Olympus Bidco Limited	2,230	—	2,230	—	—	2,230
Paisley Bidco Limited*	21,092	—	21,092	—	—	21,092
PARS Group LLC	952	—	952	—	—	952
Patriot Growth Insurance Services, LLC	2,311	—	2,311	—	—	2,311
Pavement Partners Interco, LLC	6,030	(1,737)	4,293	—	—	4,293
Ping Identity Holding Corp.	2,273	—	2,273	—	—	2,273
Planet US Buyer LLC	5,049	—	5,049	—	—	5,049
PPL Acquisition LLC	1,000	—	1,000	—	—	1,000
Relativity ODA LLC	2,500	—	2,500	—	—	2,500
Revlon Intermediate Holdings IV LLC	110,000	(31,138)	78,862	—	—	78,862
Roaring Fork III-B, LLC	21,871	—	21,871	—	—	21,871
RSC Acquisition Inc	2,622	—	2,622	—	—	2,622
Ruler Bidco S.A R.L.*	12,221	—	12,221	—	—	12,221
TerSera Therapeutics LLC	1,140	—	1,140	—	—	1,140
Treace Medical Concepts, Inc.	11,708	(200)	11,508	—	5,833	5,675
Trench Plate Rental Co.	4,545	(1,477)	3,068	—	—	3,068
TS Investors, LLC	2,216		2,216	—	—	2,216
TZ Buyer LLC	606	—	606	—	—	606
Ultimate Baked Goods Midco LLC	1,016	—	1,016	—	—	1,016
Yellow Castle AB*	5,683	—	5,683	—	—	5,683
Zendesk, Inc.	50,138	—	50,138	—	—	50,138
Total	$458,555	$(53,439)	$405,116	$—	$15,513	$389,603

* These investments are in a foreign currency and the total commitment has been converted to USD using the June 30, 2023 exchange rate.

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

(27)
The following shows the composition of the Company’s portfolio at cost by investment type and industry as of June 30, 2023:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total
Aerospace & Defense	$4,984	$—	$—	$—	$—	$4,984
Asset Backed Securities	27,441	—	—	—	—	27,441
Automobile Components	31,269	—	—	—	—	31,269
Biotechnology	43,252	—	—	—	—	43,252
Building Products	82,546	—	—	—	—	82,546
Capital Markets	37,048	—	—	—	—	37,048
Chemicals	98,029	—	—	—	—	98,029
Commercial Services & Supplies	337,150	—	—	—	50	337,200
Communications Equipment	18,564	39,612	—	—	—	58,176
Construction & Engineering	45,846	—	—	—	50	45,896
Consumer Finance	31,043	—	—	—	—	31,043
Consumer Staples Distribution & Retail	83,742	—	—	—	—	83,742
Containers & Packaging	49,337	—	—	—	—	49,337
Diversified Consumer Services	200,927	—	—	—	—	200,927
Diversified Telecommunication Services	3,994	—	—	—	—	3,994
Electric Utilities	29,045	—	—	—	—	29,045
Electrical Equipment	91,976	—	—	—	—	91,976
Entertainment	89,618	—	—	—	—	89,618
Financial Services	110,465	—	—	—	—	110,465
Financing	7,406	—	—	—	—	7,406
Ground Transportation	43,062	—	—	—	—	43,062
Health Care Equipment & Supplies	70,276	—	—	—	—	70,276
Health Care Providers & Services	599,987	—	—	100	—	600,087
Health Care Technology	80,938	—	—	—	—	80,938
Hotels, Restaurants & Leisure	127,746	—	—	—	—	127,746
Household Durables	9,703	—	—	—	50	9,753
Household Products	7,454	—	—	—	—	7,454
Insurance	377,927	—	—	—	—	377,927
IT Services	269,266	—	—	—	—	269,266
Leisure Products	4,959	—	—	—	—	4,959
Machinery	34,073	—	5,987	—	—	40,060
Media	247,734	—	9,442	—	—	257,176
Paper & Forest Products	3,595	—	—	—	—	3,595
Personal Care Products	178,478	—	—	—	50	178,528
Pharmaceuticals	74,662	—	—	—	—	74,662
Professional Services	28,583	—	—	—	—	28,583
Real Estate Management & Development	9,875	—	—	—	—	9,875
Semiconductors & Semiconductor Equipment	115,210	—	—	—	—	115,210
Software	775,228	—	—	—	—	775,228
Special Purpose Entity	7,425	—	—	—	—	7,425
Specialty Retail	9,830	—	53,634	—	—	63,464
Technology Hardware, Storage & Peripherals	19,386	—	—	—	—	19,386
Textiles, Apparel & Luxury Goods	69,376	—	—	—	—	69,376
Transportation Infrastructure	97,549	—	—	—	—	97,549
Total	$4,686,004	$39,612	$69,063	$100	$200	$4,794,979

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

(28)
The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of June 30, 2023:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total	% of Net Assets
Aerospace & Defense	$4,984	$—	$—	$—	$—	$4,984	0.2%
Asset Backed Securities	26,733	—	—	—	—	26,733	1.0%
Automobile Components	31,138	—	—	—	—	31,138	1.2%
Biotechnology	42,841	—	—	—	—	42,841	1.6%
Building Products	80,183	—	—	—	—	80,183	3.0%
Capital Markets	36,265	—	—	—	—	36,265	1.4%
Chemicals	93,167	—	—	—	—	93,167	3.5%
Commercial Services & Supplies	335,707	—	—	—	58	335,765	12.8%
Communications Equipment	18,312	32,528	—	—	—	50,840	1.9%
Construction & Engineering	45,734	—	—	—	43	45,777	1.7%
Consumer Finance	31,116	—	—	—	—	31,116	1.2%
Consumer Staples Distribution & Retail	83,766	—	—	—	—	83,766	3.2%
Containers & Packaging	48,923	—	—	—	—	48,923	1.9%
Diversified Consumer Services	195,520	—	—	—	—	195,520	7.4%
Diversified Telecommunication Services	3,224	—	—	—	—	3,224	0.1%
Electric Utilities	29,032	—	—	—	—	29,032	1.1%
Electrical Equipment	91,333	—	—	—	—	91,333	3.5%
Entertainment	90,747	—	—	—	—	90,747	3.4%
Financial Services	111,090	—	—	—	—	111,090	4.2%
Financing	7,369	—	—	—	—	7,369	0.3%
Ground Transportation	42,900	—	—	—	—	42,900	1.6%
Health Care Equipment & Supplies	69,462	—	—	—	—	69,462	2.6%
Health Care Providers & Services	597,488	—	—	26	—	597,514	22.7%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total	% of Net Assets
Health Care Technology	80,027	—	—	—	—	80,027	3.0%
Hotels, Restaurants & Leisure	132,551	—	—	—	—	132,551	5.0%
Household Durables	9,727	—	—	—	52	9,779	0.4%
Household Products	7,133	—	—	—	—	7,133	0.3%
Insurance	379,327	—	—	—	—	379,327	14.4%
IT Services	271,564	—	—	—	—	271,564	10.3%
Leisure Products	4,982	—	—	—	—	4,982	0.2%
Machinery	34,014	—	5,663	—	—	39,677	1.5%
Media	245,256	—	8,562	—	—	253,818	9.6%
Paper & Forest Products	3,365	—	—	—	—	3,365	0.1%
Personal Care Products	186,216	—	—	—	72	186,288	7.1%
Pharmaceuticals	66,289	—	—	—	—	66,289	2.5%
Professional Services	28,036	—	—	—	—	28,036	1.1%
Real Estate Management & Development	9,778	—	—	—	—	9,778	0.4%
Semiconductors & Semiconductor Equipment	115,200	—	—	—	—	115,200	4.4%
Software	773,155	—	—	—	—	773,155	29.3%
Special Purpose Entity	7,351	—	—	—	—	7,351	0.3%
Specialty Retail	9,823	—	44,899	—	—	54,722	2.1%
Technology Hardware, Storage & Peripherals	20,600	—	—	—	—	20,600	0.8%
Textiles, Apparel & Luxury Goods	68,973	—	—	—	—	68,973	2.6%
Transportation Infrastructure	107,739	—	—	—	—	107,739	4.1%
Total	$4,678,140	$32,528	$59,124	$26	$225	$4,770,043	181.0%
% of Net Assets	177.6%	1.2%	2.2%	0.0%	0.0%	181.0%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of June 30, 2023
Software	16.2%
Health Care Providers & Services	12.5%
Insurance	7.9%
Commercial Services & Supplies	7.0%
IT Services	5.7%
Media	5.3%
Diversified Consumer Services	4.1%
Personal Care Products	3.9%
Hotels, Restaurants & Leisure	2.8%
Semiconductors & Semiconductor Equipment	2.4%
Financial Services	2.3%
Transportation Infrastructure	2.2%
Chemicals	1.9%
Electrical Equipment	1.9%
Entertainment	1.9%
Consumer Staples Distribution & Retail	1.8%
Building Products	1.7%
Health Care Technology	1.7%
Health Care Equipment & Supplies	1.5%
Textiles, Apparel & Luxury Goods	1.5%
Pharmaceuticals	1.4%
Specialty Retail	1.1%
Communications Equipment	1.0%
Containers & Packaging	1.0%
Construction & Engineering	1.0%
Ground Transportation	0.9%
Biotechnology	0.9%
Machinery	0.8%
Capital Markets	0.8%
Automobile Components	0.7%
Consumer Finance	0.7%
Electric Utilities	0.6%
Professional Services	0.6%
Asset Backed Securities	0.6%
Technology Hardware, Storage & Peripherals	0.4%
Household Durables	0.2%
Real Estate Management & Development	0.2%
Financing	0.2%
Special Purpose Entity	0.2%
Household Products	0.1%
Aerospace & Defense	0.1%
Leisure Products	0.1%
Paper & Forest Products	0.1%
Diversified Telecommunication Services	0.1%
100.0%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2023

(In thousands, except share data)

Geographic Region	June 30, 2023
United States	80.7%
Europe	10.3%
United Kingdom	6.2%
Australia	2.4%
Canada	0.2%
Asia	0.2%

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

As of June 30, 2023, the Company's consolidated subsidiaries were Cardinal Funding LLC, Mallard Funding LLC, Grouse Funding LLC, ADS Alpine SPV LLC, ADS Jewel SPV LLC, ADS Mantle SPV LLC, ADS WW SPV LLC, ADS Zorro SPV LLC and ADS Germantown SPV LLC.

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

Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of June 30, 2023 was $161,329. Cash and cash equivalents held as of December 31, 2022 was $47,322.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the three months ended June 30, 2023, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through June 30, 2023 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file Form 1099s for the tax year ending December 31, 2023. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of June 30, 2023, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

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

The Advisory Agreement is effective for an initial two-year term and thereafter will continue for successive annual periods provided that such continuance is specifically approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations. On July 20, 2023, the Advisory Agreement was renewed and continued for an additional one-year period ending on July 22, 2024.

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

For the three and six months ended June 30, 2023, the Company recognized $8,035 and $15,150 respectively, of management fees, and $10,026 and $18,588, respectively, of incentive fees before impact of waived fees. For the three and six months ended June 30, 2023, $0 and $0 respectively, of management fees, were waived and $0 and $0, of incentive fees, were waived.

For the three and six months ended June 30, 2022, the Company recognized $5,895 and $8,230 respectively, of management fees, and $3,375 and $4,742, respectively, of incentive fees before impact of waived fees. For the three and six months ended June 30, 2022, $5,895 and $8,230 respectively, of management fees, were waived and $3,375 and $4,742, of incentive fees, were waived.

As of June 30, 2023 and December 31, 2022, management and performance-based incentive fees payable were $12,793 and $10,451.

Fees From Affiliates

From time-to-time various affiliates of Adviser are involved in transactions whereby certain fees, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution” services) are earned and rebated back to the funds. For the three and six months ended June 30, 2023 the Company received $343 and $468 in fee rebates from affiliates related to Capital Solution services. For the three and six months ended June 30, 2022 the Company received $3,413 and $3,413 in fee rebates from affiliates related to Capital Solution services.

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

Distribution and Servicing Plan

On July 22, 2021, the Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). On November 14, 2022, the Board approved amending the Distribution and Servicing Plan to update the effective date to October 29, 2021, the Registration Statement effective date. The following table shows the shareholder servicing and/or distribution fees the Company will pay the Intermediary Manager with respect to the Class S, Class D and Class I on an annualized basis as a percentage of the Company’s NAV for such class. No shareholder servicing and/or distribution fees will be paid with respect to Class I. The shareholder servicing and/or distribution monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

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

For the three and six months ended June 30, 2023, the Company accrued distribution and shareholder servicing fees of $770 and $1,358, which were attributable to Class S shares, respectively. For the three and six months ended June 30, 2023, the Company accrued distribution and shareholder servicing fees of $2 and $4, which were attributable to Class D shares, respectively.

For the three and six months ended June 30, 2022, the Company accrued distribution and shareholder servicing fees of $238 and $274, which were attributable to Class S shares, respectively. No distribution fees were attributable to Class D shares as there were no shares outstanding for the three and six months ended June 30, 2022.

The shareholder servicing and/or distribution fees are similar to sales commissions. The distribution and servicing expenses borne by the participating brokers may be different from and substantially less than the amount of shareholder servicing and/or distribution fees charged. The Intermediary Manager will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. All or a portion of the shareholder servicing and/or distribution fee may be used to pay for sub-transfer agency, sub-accounting and certain other administrative services that are not required to be paid pursuant to the shareholder servicing and/or distribution fees under FINRA rules. The Company also may pay for these sub-transfer agency, sub- accounting and certain other administrative services outside of the shareholder servicing and/or distribution fees and its Distribution and Servicing Plan. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under the Company’s distribution reinvestment plan.

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

The following table presents a summary of all expenses supported, and recouped, by the Adviser:

For the Month Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Reimbursement Eligibility Expiration	Effective Rate of Distribution per Share	Operating Expense Ratio
January 31, 2022	$1,677	$1,677	$—	January 31, 2025	5.12%	1.36%
February 28, 2022	867	867	—	February 28, 2025	7.42%	0.86%
March 31, 2022	111	111	—	March 31, 2025	6.71%	0.68%
April 30, 2022	1,778	284	1,494	April 30, 2025	6.96%	0.60%
	$4,433	$2,939	$1,494

For the three and six months ended June 30, 2023, the Company did not accrue Expense Support amounts. For the three and six months ended June 30, 2022, the Company accrued Expense Support amounting to $1,778 and $4,433, respectively.

For the three and six months ended June 30, 2023, Reimbursement Payments were paid to the Adviser in the amount of $1,478 and $2,939, respectively. For the three and six months ended June 30, 2022, there was no Reimbursement Payments made to the Adviser.

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

As of June 30, 2023, the Company’s co-investment holdings were 45.6% of the portfolio or $2,174,932, measured at fair value. On a cost basis, 44.7% of the portfolio or $2,145,592 were co-investments. As of December 31, 2022, the Company’s co-investment holdings were 39.1% of the portfolio or $1,682,724, measured at fair value. On a cost basis, 37.8% of the portfolio or $1,672,524 were co-investments.

Escrow Agreement

On October 14, 2021, the Company entered into an escrow agreement (the “Escrow Agreement”) with UMB Bank, N.A. The Company received purchase orders and held investors’ funds in an interest-bearing escrow account until it received purchase orders for at least $100 million (excluding any shares purchased by the Adviser, its affiliates and the Company’s trustees and officers but including any shares purchased in any rings), and the Board authorized the release of the escrowed purchase order proceeds to the Company, which occurred on January 7, 2022. The Company continues to engage UMB Bank, N.A. for monthly subscription proceeds received as part of the public offering of the Company’s shares.

Note 4. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investment as of June 30, 2023, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$4,686,005	$4,678,140	$—	$1,409,577	$3,268,563
Second Lien Secured Debt	39,612	32,528	—	—	32,528
Unsecured Debt	69,063	59,124	—	59,124	—
Common Equity/Interests	200	225	—	—	225
Preferred Equity	99	26	—	—	26
Total Investments before Cash Equivalents	$4,794,979	$4,770,043	$—	$1,468,701	$3,301,342
Money Market Fund	$2	$2	$2	$—	$—
Total Cash Equivalents	$2	$2	$2	$—	$—
Total Investments after Cash Equivalents	$4,794,981	$4,770,045	$2	$1,468,701	$3,301,342
Interest rate swaps	$—	$(2,376)	$—	$(2,376)	$—
Foreign currency forward transactions	—	(32)	—	(32)	—
Total Assets and Liabilities at Fair Value	$4,794,981	$4,767,637	$2	$1,466,293	$3,301,342

The following table shows the composition of our investment as of December 31, 2022, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$4,357,934	$4,266,966	$—	$1,436,996	$2,829,970
Unsecured Debt	69,276	41,665	—	41,665	—
Common Equity/Interests	200	205	—	—	205
Preferred Equity	100	56	—	—	56
Total Investments before Cash Equivalents	$4,427,510	$4,308,892	$—	$1,478,661	$2,830,231
Money Market Fund	$4	$4	$4	$—	$—
Total Cash Equivalents	$4	$4	$4	$—	$—
Total Investments after Cash Equivalents	$4,427,514	$4,308,896	$4	$1,478,661	$2,830,231
Interest rate swaps	$—	$(460)	$—	$(460)	$—
Foreign currency forward transactions	—	249	—	249	—
Total Assets and Liabilities at Fair Value	$4,427,514	$4,308,685	$4	$1,478,450	$2,830,231

The following tables shows changes in the fair value of our Level 3 investments during the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023
	First Lien Secured Debt	Second Lien Secured Debt	Unsecured Debt	Common Equity/Interests	Preferred Equity	Total
Fair value as of March 31, 2023	$2,688,035	$32,815	$—	$199	$50	$2,721,099
Net realized gains (losses)	200	—	—	—	—	200
Net change in unrealized gains (losses)	7,227	(221)	—	26	(24)	7,008
Net amortization on investments	2,238	(66)	—	—	—	2,172
Purchases, including capitalized PIK (2)(3)	592,677	—	—	—	—	592,677
Sales (3)	(101,565)	—	—	—	—	(101,565)
Transfers out of Level 3 (1)	(6,023)	—	—	—	—	(6,023)
Transfers into Level 3 (1)	85,774	—	—	—	—	85,774
Fair value as of June 30, 2023	$3,268,563	$32,528	$—	$225	$26	$3,301,342

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2023	$7,088	$(220)	$—	$26	$(25)	$6,870

	Six Months Ended June 30, 2023
	First Lien Secured Debt	Second Lien	Unsecured Debt	Common Equity/Interests	Preferred Equity	Total
Fair value as of December 31, 2022	$2,829,970	$—	$—	$205	$56	$2,830,231
Net realized gains (losses)	1,604	—	—	—	—	1,604
Net change in unrealized gains (losses)	27,548	(1,013)	—	20	(30)	26,525
Net amortization on investments	4,405	(132)	—	—	—	4,273
Purchases, including capitalized PIK	904,703	33,673	—	—	—	938,376
Sales	(456,826)	—	—	—	—	(456,826)
Transfers out of Level 3 (1)	(42,841)	—	—	—	—	(42,841)
Transfers into Level 3 (1)	—	—	—	—	—	—
Fair value as of June 30, 2023	$3,268,563	$32,528	$—	$225	$26	$3,301,342

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2023	$26,353	$(1,013)	$—	$20	$(30)	$25,330
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
(2)
Includes unfunded commitments measured at fair value of $(6,219).
(3)
Includes reorganizations and restructuring of investments.

The following tables shows changes in the fair value of our Level 3 investments during the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022
	First Lien Secured Debt	Second Lien Secured Debt	Unsecured Debt	Common Equity/Interests	Preferred Equity	Total
Fair value as of March 31, 2022	$427,708	$—	$—	$—	$—	$427,708
Net realized gains (losses)	3,507	—	182	—	—	3,689
Net change in unrealized gains (losses)	(18,333)	—	—	—	—	(18,333)
Net amortization on investments	853	—	—	—	—	853
Purchases, including capitalized PIK (2)(3)	1,466,139	—	19,958	50	—	1,486,147
Sales	(177,606)	—	(20,140)	—	—	(197,746)
Transfers out of Level 3 (1)	—	—	—	—	—	—
Transfers into Level 3 (1)	262,950	—	—	—	—	262,950
Fair value as of June 30, 2022	$1,965,218	$—	$—	$50	$—	$1,965,268

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2022	$(17,747)	$—	$—	$—	$—	$(17,747)

	Six Months Ended June 30, 2022
	First Lien Secured Debt	Second Lien Secured Debt	Unsecured Debt	Common Equity/Interests	Preferred Equity	Total
Fair value as of December 31, 2021	$—	$—	$—	$—	$—	$—
Net realized gains (losses)	3,505	—	182	—	—	3,687
Net change in unrealized gains (losses)	(18,335)	—	—	—	—	(18,335)
Net amortization on investments	1,169	—	—	—	—	1,169
Purchases, including capitalized PIK (2)(3)	2,158,122	—	19,958	50	—	2,178,130
Sales	(179,243)	—	(20,140)	—	—	(199,383)
Transfers out of Level 3 (1)	—	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—	—
Fair value as of June 30, 2022	$1,965,218	$—	$—	$50	$—	$1,965,268

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2022	$(18,284)	$—	$—	$—	$—	$(18,284)
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
(3)
Includes reorganizations and restructuring of investments.

The following tables summarizes the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of June 30, 2023 and December 31, 2022. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2023 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range			Weighted Average (1)
First Lien Secured Debt	$2,771,851	Discounted Cash Flow	Discount Rate	7.5%	-	13.5%	10.4%
	496,712	Transactional Value	Cost	N/A		N/A	N/A
Second Lien Secured Debt	32,528	Discounted Cash Flow	Discount Rate	16.3%	-	16.3%	16.3%
Common Equity/Interests	225	Market Comparable Technique	Comparable Multiple	7.50x	-	22.00x	14.50x
Preferred Equity	26	Market Comparable Technique	Comparable Multiple	13.75x	-	13.75x	13.75x
Total Level 3 Investments	$3,301,342
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

Investment Transactions

For the three and six months ended June 30, 2023, purchases of investments on a trade date basis were $806,738 and $1,426,147, respectively. For the three and six months ended June 30, 2022, purchases of investments on a trade date basis were $2,027,140 and $5,066,734, respectively.

For the three and six months ended June 30, 2023, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $329,318 and $1,065,351, respectively. For the three and six months ended June 30, 2022, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $812,405 and $1,220,350, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three and six months ended June 30, 2023, PIK income earned was $2,830 and $3,745, respectively. During the three and six months ended June 30, 2022, PIK income earned was $1,115 and $1,948, respectively.

The following table shows the change in capitalized PIK balance for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
PIK balance at beginning of period	$6,313	$904	$5,333	$—
PIK income capitalized	2,537	989	3,517	1,893
Adjustments due to investments exited or written off	—	—	—	—
PIK income received in cash	—	—	—	—
PIK balance at end of period	$8,850	$1,893	$8,850	$1,893

Note 5. Derivative Instruments

In the normal course of business, the Company enters into derivative financial instruments in the normal course of business to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures.

Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2023.

Counterparty	Notional amount to be purchased		Notional amount to be sold	Settlement Date	Fair Value	Balance Sheet Location of Net Amounts
State Street Bank and Trust Company	₣	3,442	$3,078	9/20/2023	$(25)	Unrealized depreciation on foreign currency forward contracts
State Street Bank and Trust Company		€2,976	2,720	9/20/2023	(5)	Unrealized depreciation on foreign currency forward contracts
State Street Bank and Trust Company		£2,828	2,226	9/20/2023	(2)	Unrealized depreciation on foreign currency forward contracts
					$(32)

* Totals may not foot due to rounding.

Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2022.

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value	Balance Sheet Location of Net Amounts
State Street Bank and Trust Company	$3,440	₣	3,160	3/15/2023	$(5)	Unrealized appreciation on foreign currency forward contracts
State Street Bank and Trust Company	1,903		€1,790	3/15/2023	(8)	Unrealized appreciation on foreign currency forward contracts
State Street Bank and Trust Company	10,562		€9,820	3/31/2023	(22)	Unrealized appreciation on foreign currency forward contracts
State Street Bank and Trust Company	14,813		£12,010	3/15/2023	283	Unrealized appreciation on foreign currency forward contracts
					$249

* Totals may not foot due to rounding.

Certain information related to the Company’s interest rate swaps is presented below as of June 30, 2023.

Counterparty	Notional Amount	Maturity Date	Fair Value	Financial Statement Location of Net Amounts
Goldman Sachs International	$62,000	12/21/2025	$(729)	Other liabilities and accrued expenses
Goldman Sachs International	38,000	1/19/2026	(472)	Other liabilities and accrued expenses
Goldman Sachs International	82,000	12/21/2027	(956)	Other liabilities and accrued expenses
Goldman Sachs International	18,000	1/19/2028	(219)	Other liabilities and accrued expenses
			$(2,376)

* Totals may not foot due to rounding.

Certain information related to the Company’s interest rate swaps is presented below as of December 31, 2022.

Counterparty	Notional Amount	Maturity Date	Fair Value	Financial Statement Location of Net Amounts
Goldman Sachs International	$62,000	12/21/2025	$(36)	Other liabilities and accrued expenses
Goldman Sachs International	38,000	1/19/2026	(105)	Other liabilities and accrued expenses
Goldman Sachs International	82,000	12/21/2027	(231)	Other liabilities and accrued expenses
Goldman Sachs International	18,000	1/19/2028	(88)	Other liabilities and accrued expenses
			$(460)

* Totals may not foot due to rounding.

The Company’s foreign currency forward contracts are not designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three and six months ended June 30, 2023 and 2022, for the Company’s foreign currency forward contracts, are in the following locations in the Consolidated Statements of Operations:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Financial Statement Location	2023	2022	2023	2022
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$(575)	$809	$(222)	$1,053
		(575)	809	(222)	1,053

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Financial Statement Location	2023	2022	2023	2022
Foreign currency forward contracts	Net change in unrealized gain (loss) on foreign currency forward contracts	$416	$155	$(282)	$100
		416	155	(282)	100

The Company’s interest rate swaps have been designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three and six months ended June 30, 2023 and 2022, for the Company’s interest rate swaps, are in the following locations in the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,		Financial Statement Location
	2023	2022	2023	2022
Interest rate swaps	$4,880	$—	$3,347	$—	Interest and other debt expenses
Hedged items	(4,288)	—	(2,376)	—	Interest and other debt expenses

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported net in the Consolidated Statements of Assets and Liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2023:

	As of June 30, 2023
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Goldman Sachs International	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
Goldman Sachs International	$(2,376)	$—	$—	$3,310	$934
Total	$(2,376)	$—	$—	$3,310	$934

(1)
In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)
Net amount of derivative assets represents the net amount due from the counterparty to the Company.
(3)
Net amount of derivative liabilities represents the net amount due from the Company to the counterparty.

There were no offsetting derivatives as of December 31, 2022.

Note 6. Debt and Foreign Currency Transactions and Translations

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2023 and December 31, 2022, the Company’s asset coverage was 221.2% and 199.2%, respectively.

The Company’s outstanding debt obligations as of June 30, 2023 were as follows:

	June 30, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (4)	Fair Value (3)	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$2,085,000	819,677	819,677	814,982	1,265,323	1,193,390
Cardinal Funding LLC	800,000	601,945	601,945	598,808	198,055	70,917
Grouse Funding LLC	250,000	187,500	187,500	187,500	62,500	22,664
Mallard Funding LLC	500,000	386,774	386,774	386,734	113,226	113,384
2025 Notes	62,000	62,000	61,270	61,270	—	—
2026 Notes	38,000	38,000	37,527	37,527	—	—
2027 Notes	82,000	82,000	81,043	81,043	—	—
2028 Notes	18,000	18,000	17,781	17,781	—	—
Total Debt Obligations	$3,835,000	$2,195,896	$2,193,517	$2,185,645	$1,639,104	$1,400,355
Deferred Financing Costs and Debt Discount			(18,940)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount			2,174,577

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2023. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Average debt outstanding	$1,776,467	$1,189,709	$1,885,441	$783,616
Maximum amount of debt outstanding	1,995,945	1,884,906	2,157,600	1,884,906

Weighted average annualized interest cost (1)	8.05%	3.38%	7.69%	3.52%
Annualized amortized debt issuance cost	0.29%	0.34%	0.29%	0.40%
Total annualized interest cost	8.34%	3.72%	7.98%	3.92%

Average 1-month SOFR rate	5.0%	0.9%	4.7%	0.8%
(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility and SPV Financing Facilities, and net interest on interest rate swaps entered into qualifying hedge accounting relationships . Commitment fees for the three and six months ended June 30, 2023 were $2,098 and $3,973, respectively. Commitment fees for the three and six months ended June 30, 2022 were $1,985 and $3,443, respectively.

The components of interest expense for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Borrowing interest expense	$33,475	$8,177	$68,022	$9,735
Facility unused fees	2,098	1,985	3,973	3,443
Amortization of financing costs and debt issuance costs	1,320	1,014	2,720	1,508
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items
Interest rate swaps	4,880	—	3,347	—
Hedged items	(4,288)	—	(2,376)	—
Total interest expense	$37,485	$11,176	$75,686	$14,686

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

As of June 30, 2023, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

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

As of June 30, 2023, the Company was in compliance with all covenants and other requirements of the SPV Financing Facilities.

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

The First Cardinal Funding Amendment amends the Cardinal Funding Secured Credit Facility to (i) increase the additional aggregate commitment size which Cardinal Funding can request from the lenders under the Cardinal Funding Secured Credit Facility from $750 million to $1.350 billion, (ii) add a new revolving lender to the Cardinal Funding Secured Credit Facility and (iii) allow Cardinal Funding to finance bonds under the Cardinal Funding Secured Credit Facility. Advances used to finance bonds under the Cardinal Funding Secured Credit Facility initially bear interest at the Applicable Reference Rate plus a spread of 2.0%.

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

The Fourth Cardinal Funding Amendment amends the Cardinal Funding Secured Credit Facility to (i) increase the aggregate commitment under the Cardinal Funding Secured Credit Facility from $500 million to $800 million and (ii) modify the interest rate charged under the Cardinal Funding Secured Credit Facility. Advances made with respect to “Private Credit Loans” (as defined in the Cardinal Funding Secured Credit Facility) will, prior to the Commitment Termination Date, bear interest at the Applicable Reference Rate plus a spread of 2.75% and, following the Commitment Termination Date, bear interest at the Applicable Reference Rate plus a spread of 3.25%.

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

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt obligations outstanding on its Senior Secured Facility and SPV Financing Facilities as of June 30, 2023:

	June 30, 2023
	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound		£90,500	110,090	114,938	(4,848)	7/30/2023
British Pound		£6,200	8,408	7,874	534	8/1/2023
British Pound		£3,500	4,747	4,445	302	7/30/2023
Australian Dollar	A$	10,000	7,402	6,662	740	7/30/2023
European Euro		€366,500	380,216	399,925	(19,709)	7/30/2023
Swedish Krona	kr	34,000	3,237	3,152	85	7/30/2023
Total			514,100	536,996	(22,896)

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

The following table summarizes transactions in common shares of beneficial interest during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class S:
Proceeds from shares sold	3,946,039	$94,305	3,908,397	$95,420	5,619,005	$133,724	5,739,573	$140,783
Repurchase of common shares	(67,157)	(1,624)	(5,103)	(116)	(101,938)	(2,452)	(5,103)	(116)
Early repurchase deduction	—	2	—	2	—	9	—	2
Distributions reinvested	157,289	3,758	30,743	744	282,507	6,707	31,100	752
Net increase (decrease)	4,036,171	$96,441	3,934,037	$96,050	5,799,574	$137,988	5,765,570	$141,421
Class D:
Proceeds from shares sold	10,596	$252	—	$—	32,145	$760	—	$—
Repurchase of common shares	—	—	—	—	—	—	—	—
Early repurchase deduction	—	—	—	—	—	—	—	—
Distributions reinvested	365	9	—	—	670	16	—	—
Net increase (decrease)	10,961	$261	—	$—	32,815	$776	—	$—
Class I:
Proceeds from shares sold	11,676,985	$278,711	13,227,259	$324,529	17,670,883	$420,012	66,140,100	$1,645,464
Repurchase of common shares	(3,563,305)	(86,160)	(76,174)	(1,741)	(9,041,284)	(216,626)	(76,174)	(1,741)
Early repurchase deduction	—	—	—	34	—	5	—	34
Distributions reinvested	897,792	21,448	489,313	11,914	1,668,927	39,602	646,629	15,819
Net increase (decrease)	9,011,472	$213,999	13,640,398	$334,736	10,298,526	$242,993	66,710,555	$1,659,576
Total net increase (decrease)	13,058,604	$310,701	17,574,435	$430,786	16,130,915	$381,757	72,476,125	$1,800,997

Net Asset Value per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class S, Class D and Class I common shares during the six months ended June 30, 2023 and 2022:

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2023	$23.64	$23.64	$23.64
February 28, 2023	23.76	23.76	23.76
March 31, 2023	23.82	23.82	23.82
April 30, 2023	23.95	23.95	23.95
May 31, 2023	23.91	23.91	23.91
June 30, 2023	24.18	24.18	24.18

	NAV Per Share(1)
For the Month Ended	Class S	Class D	Class I
January 31, 2022	$—	$—	$25.04
February 28, 2022	24.74	—	24.74
March 31, 2022	24.71	—	24.71
April 30, 2022	24.63	—	24.63
May 31, 2022	23.72	—	23.72
June 30, 2022	22.87	—	22.87
(1)
Class D shares were first issued on July 1, 2022.

Distributions

The Board authorizes and declares monthly distribution amounts per share of Class S, Class D and Class I common shares. The following table presents distributions that were declared during the six months ended June 30, 2023:

			Class S Distributions		Class D Distributions		Class I Distributions
Declaration Date	Record Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 20, 2023	January 31, 2023	February 24, 2023	$0.1433	$1,631	$0.1551	$18	$0.1600	$13,422
February 17, 2023	February 28, 2023	March 29, 2023	0.1446	1,703	0.1555	18	0.1600	13,675
February 17, 2023	February 28, 2023	March 29, 2023	0.0200	235	0.0200	2	0.0200	1,709	(1)
March 24, 2023	March 31, 2023	April 26, 2023	0.1428	1,803	0.1550	20	0.1600	14,193
March 24, 2023	March 31, 2023	April 26, 2023	0.0200	253	0.0200	3	0.0200	1,774	(1)
April 20, 2023	April 28, 2023	May 26, 2023	0.1434	1,964	0.1551	22	0.1600	14,345
April 20, 2023	April 28, 2023	May 26, 2023	0.0200	274	0.0200	3	0.0200	1,793	(1)
May 23, 2023	May 31, 2023	June 28, 2023	0.1427	2,169	0.1549	22	0.1600	14,759
May 23, 2023	May 31, 2023	June 28, 2023	0.0200	304	0.0200	3	0.0200	1,845	(1)
June 23, 2023	June 30, 2023	July 27, 2023	0.1433	2,392	0.1551	22	0.1600	15,329
June 23, 2023	June 30, 2023	July 27, 2023	0.0200	334	0.0200	3	0.0200	1,916	(1)
			$0.9601	$13,062	$1.0307	$136	$1.0600	$94,760

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

Through June 30, 2023, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2023:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.9601	$13,062	$1.0307	$136	$1.0600	$94,760
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—
	$0.9601	$13,062	$1.0307	$136	$1.0600	$94,760

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2022:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.6182	$1,966	$—	$—	$0.8085	$43,196
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—
	$0.6182	$1,966	$—	$—	$0.8085	$43,196

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

The following table presents information with respect to the Company’s share repurchases during the six months ended June 30, 2023:

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 15, 2023	5,512,759	5.94%	$23.82	March 31, 2023	$131,283	—
June 14, 2023	3,630,463	3.78%	$24.18	June 30, 2023	$87,781	1,167,048

(1) Percentage is based on total shares as of the close of the previous calendar quarter

(2) All repurchase requests were satisfied in full

(3) Amounts shown net of Early Repurchase Deduction

The following table presents information with respect to the Company’s share repurchases during the six months ended June 30, 2022:

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
June 17, 2022	81,278	0.11%	$22.87	June 30, 2022	$1,821	2,745,085

(1) Percentage is based on total shares as of the close of the previous calendar quarter

(2) All repurchase requests were satisfied in full

(3) Amounts shown net of Early Repurchase Deduction

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2023 and December 31, 2022, the Company had the following unfunded commitments to its portfolio companies:

	June 30, 2023	December 31, 2022
Unfunded revolver obligations, bridge loan and backstop commitments (1)	$232,011	$181,974
Standby letters of credit issued and outstanding (2)	1,595	880
Unfunded delayed draw loan commitments (3)	202,286	252,210
Total Unfunded Commitments (4)	$435,892	$435,064
(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2023, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of June 30, 2023 and December 31, 2022, the bridge loan and backstop commitments included in the balances were $30,777 and $93,000.
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

Organizational and Offering Costs

The Adviser agreed to bear all of the Company’s organization and offering expenses through the date on which the Company broke escrow for the initial offering of its common shares. The Company is obligated to reimburse the Adviser for such expenses incurred upon breaking escrow for our offering. The total organization and offering costs incurred for the three and six months ended June 30, 2023 were $0 and $38. The total organization and offering costs incurred three and six months ended June 30, 2022 were $500 and $2,940, which were recognized by the Company when it broke escrow for the initial offering of its common shares.

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

For the year ended December 31, 2022, the Company purchased debt investments from the Financing Provider with an aggregate principal amount of $436 million (excluding unfunded revolvers and delayed draw positions of $0.2 million), at a purchase price of $412 million, resulting in an unrealized gain of approximately $3 million. During the six months ended June 30, 2023, no additional transactions with the Financing Provider as it relates to the warehousing transactions had occurred.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business.

On March 14, 2023, certain First Lien and Second Lien holders of debt issued by Mitel filed a complaint in New York State Court captioned Ocean Trails CLO VII et al v. MLN TopCo Ltd., et al, Index No. 651327/2023, against certain other First Lien and Second Lien debt holders, including Apollo Debt Solutions BDC, alleging, among other things, that the defendant lenders breached the terms of their lending agreements and the New York Uniform Voidable Transfer Act in connection with certain amendments to the relevant documents governing the debt. Plaintiffs seek to have the amendments in question declared void. No reasonable estimate of possible loss, if any, can be made at this time.

Management is not aware of any pending or threatened material litigation as of June 30, 2023 other than the matter disclosed above.

Note 9. Financial Highlights

The following are the financial highlights for the six months ended June 30, 2023:

	Six Months Ended June 30, 2023

	Class S (6)	Class D (7)	Class I (8)
Per Share Data:
Net asset value at beginning of period	$23.20	$23.20	$23.20
Net investment income (1)	1.17	1.25	1.26
Net unrealized and realized gains (losses) (2)	0.77	0.76	0.78
Net increase (decrease) in net assets resulting from operations	1.94	2.01	2.04
Distribution declared (3)	(0.96)	(1.03)	(1.06)
Net asset value at end of period	$24.18	$24.18	$24.18

Total return (4)	8.48%	8.79%	8.93%
Shares outstanding, end of period	16,627,313	139,758	92,241,753
Weighted average shares outstanding	13,573,307	131,538	89,270,080

Ratio/Supplemental Data
Net assets at end of period	$402,043	$3,379	$2,230,374
Annualized ratio of net expenses to average net assets (5)	10.59%	9.91%	9.79%
Annualized ratio of net investment income to average net assets (5)	9.90%	10.59%	10.73%
Portfolio turnover rate	24.09%	24.09%	24.09%
Asset coverage per unit (9)	2,212	2,212	2,212

The following are the financial highlights for the six months ended June 30, 2022:

	Six Months Ended June 30, 2022

	Class S (6)	Class I (8)
Per Share Data:
Net asset value at beginning of period	$25.04	$25.00
Net investment income (1)	0.74	0.90
Net unrealized and realized gains (losses) (2)	(2.29)	(2.22)
Net increase (decrease) in net assets resulting from operations	(1.55)	(1.32)
Distribution declared (3)	(0.62)	(0.81)
Net asset value at end of period	$22.87	$22.87

Total return (4)	(6.28)%	(5.42)%
Shares outstanding, end of period	5,765,570	66,710,555
Weighted average shares outstanding	3,222,046	53,195,843

Ratio/Supplemental Data
Net assets at end of period	$131,866	$1,525,759
Annualized ratio of net expenses to average net assets (5)	3.85%	2.50%
Annualized ratio of net investment income to average net assets (5)	7.39%	7.66%
Portfolio turnover rate	44.51%	44.51%
Asset coverage per unit (9)	1,879	1,879

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
(5)
For the six months ended June 30, 2023, amounts are annualized except for organizational costs and management fee and income based incentive fee waivers by the Adviser. For the six months ended June 30, 2023, the total operating expenses to average net assets were 10.59%, 9.91% and 9.79%, for Class S, Class D and Class I shares, respectively, prior to management fee waivers and expense support provided by the Adviser. For the six months ended June 30, 2022, the total operating expenses to average net assets were 2.69% and 2.62%, for Class S and Class I shares, respectively, prior to management fee waivers and expense support provided by the Adviser. Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables.
(6)
Class S shares were first issued on February 1, 2022.
(7)
Class D shares were first issued on July 1, 2022.
(8)
Class I shares were first issued on January 7, 2022 (commencement of operations).
(9)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of June 30, 2023, the Company's asset coverage was 221%.

Note 10. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

July Financial Update and Distribution Declaration

On July 1, 2023, the Company issued and sold 7,048,727 shares (consisting of 4,682,526 Class I shares, 2,361,651 Class S shares, and 4,549 Class D shares at an offering price of $24.18 per share for the Class I, Class S, and Class D shares), and the Company received approximately $170.4 million as payment for such shares.

On July 20, 2023, the Company's Board declared distributions including a special distribution of $0.02 per share of $0.1625 per Class S Share, $0.1749 per Class D share, and $0.1800 per Class I share which is payable on or around August 29, 2023 to shareholders of record as of July 31, 2023.

August Subscriptions

The Company received approximately $150.0 million of net proceeds relating to the issuance of Class S shares, Class D shares, and Class I shares for subscriptions effective August 1, 2023.

Private Placement Bonds

On August 10, 2023, the Company priced an offering of $650 million in aggregate principal amount of Senior Unsecured Notes (the “Notes”) to institutional investors in a private placement. The Notes are comprised of $226 million Series A Senior Unsecured Notes due September 28, 2026 (the “September 2026 Notes”), $325 million Series B Senior Unsecured Notes due September 28, 2028 (the “September 2028 Notes”), and €90 million Series C Senior Unsecured Notes due September 28, 2026 (the “Euro 2026 Notes”) . The issuances are expected to close on September 28, 2023. The September 2026 Notes, September 2028 Notes and Euro 2026 Notes have fixed interest rates of 8.54%, 8.62%, and 7.02% per annum, respectively. Interest on the Notes is due and payable semiannually. These interest rates are subject to increase (up to a maximum increase of 1.00% above the stated rate for each of the September 2026 Notes, September 2028 Notes and Euro 2026 Notes) in the event that, subject to certain exceptions, the Notes cease to have an investment grade rating. These interest rates are subject to increase (up to a maximum increase of 1.50% above the stated rate for each of the September 2026 Notes, September 2028 Notes and Euro 2026 Notes) in the event that, subject to certain exceptions, the Company’s Secured Debt Ratio exceeds 60% up to August 31, 2024, and 55% subsequent to August 31, 2024. These interest rates are subject to increase (up to a maximum increase of 2.00% above the stated rate for each of the September 2026 Notes, September 2028 Notes and Euro 2026 Notes) in the event that, subject to certain exceptions, the Notes cease to have an investment grade rating and the Secured Debt Ratio event has occurred as disclosed above. There is no guarantee of the successful placement of the Notes or that the closing of the Notes will occur as anticipated.

In connection with the Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the September 2026 Notes, the Company receives a fixed interest rate of 8.54% per annum and pays a floating interest rate of SOFR + 4.18% per annum on $226 million of the 2026 Notes. Under the interest rate swap agreement related to the September 2028 Notes, the Company receives a fixed interest rate of 8.62% per annum and pays a floating interest rate of SOFR + 4.56% per annum on $325 million of the September 2028 Notes. Under the interest rate swap agreement related to the Euro 2026 Notes, the Fund receives a fixed interest rate of 7.02% per annum and pays a floating interest rate of ESTR + 3.72% per annum on €90 million of the Euro 2026 Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

Report of Independent Registered Public Accounting Firm

To the shareholders and Board of Trustees of Apollo Debt Solutions BDC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, of Apollo Debt Solutions BDC and subsidiaries (the “Company”) as of June 30, 2023, the related consolidated statements of operations and consolidated statements of changes in net assets for the three-month and six-month periods ended June 30, 2023 and 2022, the consolidated statements of cash flows and the financial highlights for the six-month periods ended June 30, 2023 and 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2022, the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein), and the financial highlights for the year then ended (not presented herein); and in our report dated March 16, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated statements of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

August 11, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in "Risk Factors" in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2022 and Part II, Item 1A of and elsewhere in this Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements. The six months ended June 30, 2023 represents the period from January 1, 2023 to June 30, 2023.

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
•
general economic and political trends and other external factors, including the COVID-19 pandemic and recent supply chain disruptions;
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
•
actual and potential conflicts of interest with the Adviser or any of its affiliates
•
the elevating levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;
•
the dependence of our future success on the general economy and its effect on the industries in which we may invest;
•
our use of financial leverage;
•
the ability of the Adviser to source suitable investments for us and to monitor and administer our investments;
•
the ability of the Adviser or its affiliates to attract and retain highly talented professionals;
•
our ability to qualify for and maintain our qualification as a regulated investment company and as a BDC;
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

Recent Developments

See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 10. Subsequent Events” for a summary of recent developments.

Portfolio and Investment Activity

Our portfolio and investment activity during the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)*	2023	2022	2023	2022
Investments made in portfolio companies	$806,738	$2,027,140	$1,426,147	$5,066,734
Investments sold	(210,471)	(615,216)	(718,144)	(1,012,928)
Net activity before repaid investments	$596,267	$1,411,924	$708,003	$4,053,806
Investments repaid	(118,847)	(197,189)	(347,207)	(207,422)
Net investment activity	$477,420	$1,214,735	$360,796	$3,846,384

Portfolio companies at beginning of period	133	86	128	—
Number of new portfolio companies	29	69	42	173
Number of exited portfolio companies	(16)	(27)	(24)	(45)
Portfolio companies at end of period	146	128	146	128

Number of investments made in existing portfolio companies	13	19	17	—

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Portfolio composition, at fair value:
First lien secured debt	98.1%	99.0%
Second lien secured debt	0.7%	0.0%
Unsecured debt and other	1.2%	1.0%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	11.2%	10.0%
Second lien secured debt (2)	10.6%	—
Unsecured debt and other (2)	11.1%	11.1%
Total portfolio (3)	11.2%	10.1%
Interest rate type, at fair value:
Fixed rate amount	$0.2 billion	$0.1 billion
Floating rate amount	$4.5 billion	$4.2 billion
Fixed rate, as percentage of total	4.9%	1.5%
Floating rate, as percentage of total	95.1%	98.5%
Interest rate type, at amortized cost:
Fixed rate amount	$0.2 billion	$0.1 billion
Floating rate amount	$4.6 billion	$4.3 billion
Fixed rate, as percentage of total	5.1%	2.1%
Floating rate, as percentage of total	94.9%	97.9%
Weighted average spread over reference rate of all floating rate investments	5.7%	5.5%

(1)
An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.
(2)
Exclusive of investments on non-accrual status. As of June 30, 2023 and December 31, 2022 there were no investments on non-accrual status.
(3)
Inclusive of all income generating investments, non-income generating investments and investments on non-accrual status. As of June 30, 2023 and December 31. 2022 there were no investments on non-accrual status.

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
Investment Ranking	Fair Value	Percentage	Fair Value	Percentage
(in thousands)
1	$8,562	0.2%	$8,536	0.2%
2	4,638,582	97.2%	4,220,721	98.0%
3	122,898	2.6%	79,635	1.8%
4	—	0.0%	—	0.0%
5	—	0.0%	—	0.0%
Total	$4,770,043	100.0%	$4,308,892	100.0%

Results of Operations

Operating results for the three and six months ended June 30, 2023 and 2022 were as follows (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total investment income	$130.2	$46.9	$248.6	$67.1
Net expenses	60.8	12.5	119.9	16.8
Net investment income	69.4	34.4	128.7	50.3
Net realized gain (loss)	(3.3)	(13.4)	(5.4)	(13.2)
Net unrealized appreciation (depreciation)	31.3	(122.3)	83.7	(135.4)
Net increase (decrease) in net assets resulting from operations	$97.4	$(101.3)	$207.1	$(98.3)

* Totals may not foot due to rounding.

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Additionally, as we commenced operations on January 7, 2022, many of the period over period changes resulted from our deployment of capital and increased balance of our investments. As a result, comparisons may not be meaningful.

Investment Income

Investment income, for the three and six months ended June 30, 2023 and 2022 were as follows (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment Income
Interest income	$125.1	$41.4	$241.9	$60.7
Dividend income	—	0.0	—	0.0
PIK interest income	2.8	1.1	3.7	1.9
Other income	2.3	4.4	3.0	4.5
Total investment income	$130.2	$46.9	$248.6	$67.1

* Totals may not foot due to rounding.

For the three months ended June 30, 2023, total investment income increased to $130.2 million from $46.9 million for the same period in the prior year primarily driven by our deployment of capital, rising interest rates, and the increased balance of our investments. The size of our investment portfolio at fair value increased to $4.8 billion at June 30, 2023 from $3.7 billion at June 30, 2022. Additionally, our weighted average yield on debt and income producing investments (at fair market value) increased to 11.4% on June 30, 2023 from 7.7% as of June 30, 2022 in the prior year. For the three months ended June 30, 2023 and 2022 payment-in-kind income represented 2.2% and 2.4% of total investment income, respectively.

For the six months ended June 30, 2023, total investment income increased to $248.6 million from $67.1 million for the same period in the prior year primarily driven by our deployment of capital, rising interest rates, and the increased balance of our investments. The size of our investment portfolio at fair value increased to $4.8 billion at June 30, 2023 from $3.7 billion at June 30, 2022. Additionally, our weighted average yield on debt and income producing investments (at fair market value) increased to 11.4% on June 30, 2023 from 7.7% as of June 30, 2022 in the prior year. For the six months ended June 30, 2023 and 2022 payment-in-kind income represented 1.5% and 2.9% of total investment income, respectively.

While rising interest rates have favorably impacted our investment income during the three and six months ended June 30, 2023, further interest rate increases and the resulting higher cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. If such interest rate increases occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and/or our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.

Expenses

Expenses for the three and six months ended June 30, 2023 and 2022 were as follows (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Management fees	$8.0	$5.9	$15.2	$8.2
Performance-based incentive fees	10.0	3.4	18.6	4.7
Interest and other debt expenses	37.5	11.2	75.7	14.7
Organization costs	—	—	—	0.9
Offering costs	—	0.5	0.0	1.0
Trustees' fees	0.1	0.1	0.2	0.2
Shareholder servicing fees	0.8	0.2	1.4	0.3
Administrative service expenses	0.7	0.6	1.3	1.2
Other general and administrative expenses	2.3	1.6	4.6	3.0
Total expenses	$59.3	$23.5	$117.0	$34.3
Management and performance-based incentive fees waived	—	(9.3)	—	(13.0)
Expense support	—	(1.8)	—	(4.4)
Expense support reimbursement	1.5	—	2.9	—
Net Expenses	$60.8	$12.5	$119.9	$16.8

* Totals may not foot due to rounding.

For the three and six months ended June 30, 2023, net expenses were $60.8 and $119.9 million, respectively, primarily attributable to interest and other debt expenses.

Interest and other debt expenses

For the three months ended June 30, 2023, interest and other debt expenses increased to $37.5 million from $11.2 million for the same period in the prior year, primarily driven by increased borrowings under our existing and new credit facilities, and unsecured notes. The average principal debt outstanding increased to $1.8 billion for the three months ended June 30, 2023 from $1.2 billion for the same period in the prior year, and total annualized cost of debt increased to 8.34% for the three months ended June 30, 2023 from 3.72% for the same period in the prior year.

For the six months ended June 30, 2023, interest and other debt expenses increased to $75.7 million from $14.7 million for the same period in the prior year, primarily driven by increased borrowings under our existing and new credit facilities, and unsecured notes. The average principal debt outstanding increased to $1.9 billion for the six months ended June 30, 2023 from $0.8 billion for the same period in the prior year, and total annualized cost of debt increased to 7.98% for the six months ended June 30, 2023 from 3.92% for the same period in the prior year.

Management fees

For the three months ended June 30, 2023, gross management fees increased to $8.0 million from $5.9 million for the same period in the prior year, primarily due to an increase in average net assets. Our average net assets increased to $2.6 billion for the three months ended June 30, 2023 from $1.7 billion for the three months ended June 30, 2022. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. The Adviser had waived management fees through July 7, 2022, which resulted in a waiver of $5.9 million for the three months ended June 30, 2022.

For the six months ended June 30, 2023, gross management fees increased to $15.2 million from $8.2 million for the same period in the prior year, primarily due to an increase in average net assets. Our average net assets increased to $2.4 billion for the six months ended June 30, 2023 from $1.4 billion for the six months ended June 30, 2022. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. The Adviser had waived management fees through July 7, 2022, which resulted in a waiver of $8.2 million for the six months ended June 30, 2022.

Incentive fees

For the three months ended June 30, 2023, incentive fees increased to $10.0 million from $3.4 million for the same period in the prior year primarily due to our deployment of capital and increase in net investment income. The Adviser had waived incentive fees through July 7, 2022, which resulted in a waiver of $3.4 million for the three months ended June 30, 2022.

For the six months ended June 30, 2023, incentive fees increased to $18.6 million from $4.7 million for the same period in the prior year primarily due to our deployment of capital and increase in net investment income. The Adviser had waived incentive fees through July 7, 2022, which resulted in a waiver of $4.7 million for the six months ended June 30, 2022.

Expense support

For the three months ended June 30, 2023, the Company did not receive expense support from the Adviser, and repaid the Adviser $1.5 million for expenses previously paid by the Adviser on behalf of the Company. For the three months ended June 30, 2022, the Company received $1.8 million in expense support from the Adviser and did not make any repayments.

For the six months ended June 30, 2023, the Company did not receive expense support from the Adviser, and repaid the Adviser $2.9 million for expenses previously paid by the Adviser on behalf of the Company. For the six months ended June 30, 2022, the Company received $4.4 million in expense support from the Adviser and did not make any repayments.

All expense support received and not yet repaid may be subject to reimbursement from the Company in the future.

Net Realized Gain (Loss)

Net realized gains (losses) for the three and six months ended June 30, 2023 and 2022 were comprised of the following (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Non-controlled/non-affiliated investments	$(2.4)	$(13.2)	$(4.6)	$(13.5)
Foreign currency transactions	(0.3)	(1.0)	(0.5)	(0.8)
Foreign currency forward contracts	(0.6)	0.8	(0.2)	1.1
Net realized gains (losses)	$(3.3)	$(13.4)	$(5.4)	$(13.2)

* Totals may not foot due to rounding.

For the three and six months ended June 30, 2023 we recognized gross realized gains on investments of $11.4 million and $27.4 million, respectively, and gross realized losses on investments of $13.8 million and $32.0 million, respectively, resulting in net realized losses on investments of $2.4 million and $4.6 million, respectively, primarily from full or partial sales of our liquid debt investments.

For the three and six months ended June 30, 2022, we recognized gross realized gains on investments of $102.4 million and $105.6 million, respectively, and gross realized losses on investments of $115.6 million and $119.1 million, respectively, resulting in net realized losses on investments of $13.2 million and $13.5 million, respectively, primarily from full or partial sales of our liquid debt investments.

Net Unrealized Gain (Loss)

Net unrealized gains (losses) for the three and six months ended June 30, 2023 and 2022 were comprised of the following (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Non-controlled/non-affiliated investments	$35.2	$(126.8)	$93.7	$(140.1)
Foreign currency forward contracts	0.4	0.2	(0.3)	0.1
Foreign currency translations	(4.4)	4.3	(9.6)	4.6
Net unrealized gains (losses)	$31.3	$(122.3)	$83.7	$(135.4)

* Totals may not foot due to rounding.

For the three months ended June 30, 2023, we recognized gross unrealized gains on investments of $48.7 million and gross unrealized losses on investments of $13.5, resulting in net change in unrealized gains of $35.2 million for the second fiscal quarter of 2023. The capital appreciation noted in the portfolio was primarily driven by strong performance of the syndicated loan market and the price appreciation of our investments in Carvana.

For the six months ended June 30, 2023, we recognized gross unrealized gains on investments of $105.4 million and gross unrealized losses on investments of $11.7 million, resulting in net change in unrealized gains of $93.7 million on investments year-to-date. The capital appreciation noted in the portfolio was primarily driven by strong performance of the syndicated loan market, the appreciation of the U.S. Dollar against the Euro, and the price appreciation of our investment in Carvana.

For the three months ended June 30, 2022, we recognized gross unrealized gains on investments of $6.6 million and gross unrealized losses on investments of $133.4 million, resulting in net change in unrealized losses of $126.8 million in the second fiscal quarter of 2022. The capital depreciation noted on the investment portfolio was primarily driven by volatility in the syndicated loan market, driven by inflationary concerns and the Russia/Ukraine conflict.

For the six months ended June 30, 2022, we recognized gross unrealized gains on investments of $4.2 million and gross unrealized losses on investments of $144.3 million, resulting in net change in unrealized losses of $140.1 million year-to-date. The capital depreciation noted on the investment portfolio was primarily driven by volatility in the syndicated loan market, driven by inflationary concerns and the Russia/Ukraine conflict.

The net unrealized gains (losses) amounts include the impact of transferring unrealized appreciation (depreciation) to realized gains (losses) due to sale and paydown activity.

Interest Rate Swaps

The Company uses interest rate swaps to mitigate interest rate risk associated with the Company's fixed rate liabilities, and has designated certain interest rate swaps to be in a hedge accounting relationship. See “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 2. Significant Accounting Policies” and "Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 5. Derivative Instruments" for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship, and our consolidated schedule of investments for additional disclosure regarding these derivative instruments. See “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 6. Debt and Foreign Currency Transactions and Translations” for additional disclosure regarding the carrying value of our debt.

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

As of June 30, 2023, we had three asset based leverage facilities, four unsecured debt issuances and one revolving credit facility outstanding. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%.

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

Debt

See Note 6 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of June 30, 2023:

	Payments Due by Period*
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$820	$—	$—	$820	$—
SPV Financing Facilities	1,176	—	—	1,176	—
Unsecured Notes	200	—	100	100	—
Total Debt Obligations	$2,196	$—	$100	$2,096	$—

* Totals may not foot due to rounding.

(1)
As of June 30, 2023, aggregate lender commitments under the Senior Secured Facility totaled $1,265.3 million of unused capacity.

Net Assets

See Note 7 to the consolidated financial statements for information on the Company’s common shares and related capital activities.

Distributions

The following table summarizes our distributions declared and payable for the six months ended June 30, 2023 (dollar amounts in thousands, except per share amounts):

			Class S Distributions		Class D Distributions		Class I Distributions
Declaration Date	Record Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 20, 2023	January 31, 2023	February 24, 2023	$0.1433	$1,631	$0.1551	$18	$0.1600	$13,422
February 17, 2023	February 28, 2023	March 29, 2023	0.1446	1,703	0.1555	18	0.1600	13,675
February 17, 2023	February 28, 2023	March 29, 2023	0.0200	235	0.0200	2	0.0200	1,709	(1)
March 24, 2023	March 31, 2023	April 26, 2023	0.1428	1,803	0.1550	20	0.1600	14,193
March 24, 2023	March 31, 2023	April 26, 2023	0.0200	253	0.0200	3	0.0200	1,774	(1)
April 20, 2023	April 28, 2023	May 26, 2023	0.1434	1,964	0.1551	22	0.1600	14,345
April 20, 2023	April 28, 2023	May 26, 2023	0.0200	274	0.0200	3	0.0200	1,793	(1)
May 23, 2023	May 31, 2023	June 28, 2023	0.1427	2,169	0.1549	22	0.1600	14,759
May 23, 2023	May 31, 2023	June 28, 2023	0.0200	304	0.0200	3	0.0200	1,845	(1)
June 23, 2023	June 30, 2023	July 27, 2023	0.1433	2,392	0.1551	22	0.1600	15,329
June 23, 2023	June 30, 2023	July 27, 2023	0.0200	334	0.0200	3	0.0200	1,916	(1)
			$0.9601	$13,062	$1.0307	$136	$1.0600	$94,760

* Totals may not foot due to rounding.

(1)
Represents a special distribution.

The following table presents distributions that were declared during the six months ended June 30, 2022 (dollar amounts in thousands, except per share amounts):

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2023 (dollar amounts in thousands, except per share amounts):

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.9601	$13,062	$1.0307	$136	$1.0600	$94,760
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—
	$0.9601	$13,062	$1.0307	$136	$1.0600	$94,760

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2022 (dollar amounts in thousands, except per share amounts):

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.6182	$1,966	$—	$—	$0.8085	$43,196
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—
	$0.6182	$1,966	$—	$—	$0.8085	$43,196

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

The following table presents information with respect to the Company’s share repurchases during the six months ended June 30, 2023 (dollar amounts in thousands, except per share amounts):

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 15, 2023	5,512,759	5.94%	$23.82	March 31, 2023	$131,283	—
June 14, 2023	3,630,463	3.78%	$24.18	June 30, 2023	$87,781	1,167,048

(1) Percentage is based on total shares as of the close of the previous calendar quarter

(2) All repurchase requests were satisfied in full

(3) Amounts shown net of Early Repurchase Deduction

The following table presents information with respect to the Company’s share repurchases during the six months ended June 30, 2022 (dollar amounts in thousands, except per share amounts):

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
June 17, 2022	81,278	0.11%	$22.87	June 30, 2022	$1,821	2,745,085

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

Off-Balance Sheet Arrangements

The Adviser has agreed to bear all expenses incurred prior to us breaking escrow for the offering, including our organization and offering expenses, through the date on which we break escrow for the initial offering of its common shares. We will be obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for the offering. The total organization and offering costs incurred through June 30, 2023 were $2.9 million.

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

On March 14, 2023, certain First Lien and Second Lien holders of debt issued by Mitel filed a complaint in New York State Court captioned Ocean Trails CLO VII et al v. MLN TopCo Ltd., et al, Index No. 651327/2023, against certain other First Lien and Second Lien debt holders, including Apollo Debt Solutions BDC, alleging, among other things, that the defendant lenders breached the terms of their lending agreements and the New York Uniform Voidable Transfer Act in connection with certain amendments to the relevant documents governing the debt. Plaintiffs seek to have the amendments in question declared void. No reasonable estimate of possible loss, if any, can be made at this time.

Management is not aware of any pending or threatened material litigation as of June 30, 2023 other than the matter disclosed above.

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

Critical Accounting Estimates

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates should be read in connection with our risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, and “Item 1. Consolidated Financial Statements —Notes to Consolidated Financial Statements—Note 2. Significant Accounting Policies.” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

Investments

Investment transactions are all recorded on a trade date basis. Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains and losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Investment transactions that have not yet settled as of the period-end date are reported as a receivable for investments sold and a payable for investments purchased, respectively, in the Consolidated Statements of Assets and Liabilities.

Realized gains or losses are measured by the difference between the net proceeds received and the amortized cost basis of the investment. The cost of investments is relieved using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

Pursuant to Rule 2a-5 under the 1940 Act, our Board of Trustees has designated the Adviser as its "valuation designee” to perform the fair value determinations for investments held by us without readily available market quotations. The Company's Board of Trustees continues to be responsible for overseeing the processes for determining fair valuation.

Investments for which market quotations are readily available are typically valued at such market quotations. In order to verify whether market quotations are deemed to represent fair value, the Adviser, looks at certain factors including the source and nature of the quotations. Market quotations may be deemed not to represent fair value in certain circumstances where the Adviser reasonably believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotes not to reflect the fair value of the security. Examples of these events could include cases in which material events are announced after the close of the market on which a security is primarily traded, when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a “fire sale” by a distressed seller.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the six months ended June 30, 2023, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant:

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
•
enterprise values, among other factors.

Because there is not a readily available market value for most of the investments in our portfolio, substantially all of our portfolio investments are valued at fair value as determined in good faith by our investment adviser, as the valuation designee, as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had an active market existed for such investments and may differ materially from the values that we may ultimately realize.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

Fair Value of Financial Instruments

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

See Notes 2 & 4 to our unaudited consolidated financial statements included herein for additional information regarding the fair value of our financial instruments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the economic effects of rising interest rates in response to inflation, the war in Russia and Ukraine and the COVID-19 pandemic introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below. For additional information concerning potential impact on our business and our operating results, see Part II - Other information, Item 1A. Risk Factors.

Investment valuation risk

Because there is not a readily available market value for most of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by our Board of Trustees based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board of Trustees to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Notes 2 and 4 to our consolidated financial statements for the three and six months ended June 30, 2023, for more information relating to our investment valuation.

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

As of June 30, 2023, 95% of our debt portfolio investments bore interest at variable rates, which generally are SOFR based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Our Senior Secured Facility and SPV Financing Facilities bear interest at SOFR rates with no interest rate floor. Our Unsecured Notes, which bear interest at fixed rates, are hedged by entering into fixed to floating interest rate swaps, in order to align the interest rates of our liabilities in our investment portfolio. As of June 30, 2023, all non-U.S. dollar LIBOR publications have been phased out. The phase out of a majority of the U.S. dollar publications is delayed until June 30, 2023. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities, or the cost of our borrowings. Please see “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies". Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities in our portfolio or the cost of our borrowings.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of June 30, 2023, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
(in millions)
Up 200 basis points	$43.1	$0.396
Up 150 basis points	32.3	0.297
Up 100 basis points	21.6	0.198
Up 50 basis points	10.8	0.099
Down 50 basis points	(10.8)	(0.099)
Down 100 basis points	(21.6)	(0.198)
Down 150 basis points	(32.3)	(0.297)
Down 200 basis points	(43.1)	(0.395)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

On March 14, 2023, certain First Lien and Second Lien holders of debt issued by Mitel filed a complaint in New York State Court captioned Ocean Trails CLO VII et al v. MLN TopCo Ltd., et al, Index No. 651327/2023, against certain other First Lien and Second Lien debt holders, including Apollo Debt Solutions BDC, alleging, among other things, that the defendant lenders breached the terms of their lending agreements and the New York Uniform Voidable Transfer Act in connection with certain amendments to the relevant documents governing the debt. Plaintiffs seek to have the amendments in question declared void. No reasonable estimate of possible loss, if any, can be made at this time.

Other than the matter disclosed above, we are not currently subject to any material legal proceedings, nor, to our knowledge are any material legal proceedings threatened against us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Refer to our Current Reports on Form 8-K filed with SEC on April 20, 2023, May 23, 2023, and June 23, 2023 for information about unregistered sales of our equity securities during the quarter.

Shares Repurchases

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

The following table presents information with respect to the Company’s share repurchases during the six months ended June 30, 2023 (dollar amounts in thousands, except per share amounts):

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 15, 2023	5,512,759	5.94%	$23.82	March 31, 2023	$131,283	—
June 14, 2023	3,630,463	3.78%	$24.18	June 30, 2023	$87,781	1,167,048

(1) Percentage is based on total shares as of the close of the previous calendar quarter

(2) All repurchase requests were satisfied in full

(3) Amounts shown net of Early Repurchase Deduction

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

On June 2, 2023, Amit Joshi, Chief Financial Officer of the Company, notified the Company of his intention to resign. Mr. Joshi has continued to serve as the Company’s Chief Financial Officer for a period of time to transition his responsibilities to other members of the Company’s finance department. Mr. Joshi’s decision to resign is not the result of any disagreement with the Company, the Adviser or their affiliates regarding their operations, policies, practices or otherwise.

On August 10, 2023, the Board of the Company appointed Gregory W. Hunt as the Company’s Interim Chief Financial Officer. Such appointment is effective as of September 1, 2023.

Mr. Hunt (i) was not appointed as the Company’s Interim Chief Financial Officer pursuant to any arrangement or understanding with any other person; (ii) does not have a family relationship with any of the Company’s trustees or other executive officers; (iii) has not engaged, since the beginning of the Company’s last fiscal year, nor proposes to engage, in any transaction in which the Company was or is a participant; and (iv) has not entered into, nor expects to enter into, any material plan, contract, arrangement, grant or award in connection with his appointment as the Company’s Interim Chief Financial Officer.

Mr. Hunt, born in 1956, is a Managing Director of Finance at Apollo Global Management, Inc. ("Apollo"), where he began his term as Chief Financial Officer and Treasurer of Midcap Financial Investment Corporation in 2012. Before joining Apollo, Mr. Hunt was the Executive Vice President and Chief Financial Officer for Yankee Candle from 2010 to 2012. Prior to that, Mr. Hunt was the Executive Vice President of Strategic and Commercial Development for Norwegian Cruise Lines from 2007 to 2009. Mr. Hunt also served as the Chief Financial Officer and Chief Restructuring Officer of Tweeter Home Entertainment Group, Inc. from 2006 to 2007 and from 2001 to 2006 he was the Chief Financial Officer and Co-Chief Executive of Syratech Corporation. He also held positions as the Chief Financial Officer of NRT Inc., Culligan Water Technologies, Inc. and Samsonite Corporation.

Mr. Hunt has also served as a Director and Chairman of the Audit Committee of Kymera International, a global manufacturer and supplier of metal products, since January 2020; and as Director and Chairman of the Audit Committee of Danimer Scientific (DNMR/NYSE), a leading developer and manufacturer of biodegradable plastic products, since June 2019. He is also the Co-Chair on the Board of Advisors for the University of Vermont School of Business. Mr. Hunt earned a bachelor’s degree in accounting and finance from the University of Vermont and is a Certified Public Accountant.

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

Signature	Title	Date

/s/ Earl Hunt Earl Hunt	Chairperson, Chief Executive Officer and Trustee	August 11, 2023

/s/ Amit Joshi Amit Joshi	Chief Financial Officer	August 11, 2023