Form 10-Q
period 2023-09-30
Apollo Debt Solutions BDC
filed 2023-11-09
CIK 1837532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).

The number of shares of the Registrant’s Common Shares, $0.01 par value per share, outstanding as of November 9, 2023 was 26,708,457 Class S common shares, 246,697 Class D common shares and 116,631,942 Class I common shares. Common shares outstanding exclude November 1, 2023 subscriptions since the issuance price is not yet finalized at this time.

APOLLO DEBT SOLUTIONS BDC

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,”, “ADS,” “we,” “us,” and “our” refer to Apollo Debt Solutions BDC unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $5,303,265 and $4,427,510 at September 30, 2023 and December 31, 2022, respectively)	$5,287,232	$4,308,892
Cash and cash equivalents	322,938	47,322
Foreign currencies (cost — $17,808 and $4,312 at September 30, 2023 and December 31, 2022, respectively)	17,808	4,336
Receivable for investments sold	159,567	107,868
Interest receivable	31,823	27,753
Unrealized appreciation on foreign currency forward contracts	1,072	249
Other assets	3,200	9,800
Total assets	$5,823,640	$4,506,220

Liabilities
Debt (net of deferred financing costs of $21,481 and $20,508 at September 30, 2023 and December 31, 2022, respectively)	$2,370,656	$2,172,620
Payable for investments purchased	100,779	88,788
Payable for share repurchases (Note 7)	48,895	40,854
Distributions payable	23,702	14,964
Interest payable	15,028	8,611
Management and performance-based incentive fees payable	14,901	10,451
Accrued administrative services expense payable	634	2,101
Other liabilities and accrued expenses	9,866	12,898
Total liabilities	$2,584,461	$2,351,287
Commitments and contingencies (Note 8)
Total Net Assets	$3,239,179	$2,154,933

Net Assets
Common shares, $0.01 par value (131,959,664 and 92,877,753 shares issued and outstanding, respectively)	$1,320	$929
Capital in excess of par value	3,069,460	2,270,655
Accumulated distributed earnings (losses)	168,399	(116,651)
Total Net Assets	$3,239,179	$2,154,933

Net Asset Value Per Share
Class S Shares:
Net assets	$583,245	$251,223
Common shares outstanding ($0.01 par value, unlimited shares authorized)	23,760,595	10,827,739
Net asset value per share	$24.55	$23.20
Class D Shares:
Net assets	$4,892	$2,481
Common shares outstanding ($0.01 par value, unlimited shares authorized)	199,307	106,943
Net asset value per share	$24.55	$23.20
Class I Shares:
Net assets	$2,651,042	$1,901,229
Common shares outstanding ($0.01 par value, unlimited shares authorized)	107,999,762	81,943,071
Net asset value per share	$24.55	$23.20

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$142,485	$73,654	$384,340	$134,369
Payment-in-kind interest income	2,983	1,679	6,728	3,627
Dividend income	115	—	115	15
Other income	2,530	3,135	5,543	7,601
Total Investment Income	$148,113	$78,468	$396,726	$145,612
Operating Expenses
Management fees	$9,543	$5,979	$24,693	$14,209
Performance-based incentive fees	11,529	5,884	30,117	10,625
Interest and other debt expenses	40,655	22,956	116,341	37,642
Organization costs	—	—	—	934
Offering costs	—	506	38	1,462
Trustees' fees	111	113	329	326
Shareholder servicing fees	1,106	391	2,465	665
Administrative service expenses	670	632	1,988	1,829
Other general and administrative expenses	3,438	1,597	8,054	4,619
Total expenses	67,052	38,058	184,025	72,311
Management and performance-based incentive fees waived	—	(752)	—	(13,723)
Expense support	—	—	—	(4,433)
Expense support reimbursement	1,494	—	4,433	—
Net Expenses	$68,546	$37,306	$188,458	$54,155
Net Investment Income	$79,567	$41,162	$208,268	$91,457
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$1,018	$(4,092)	$(3,611)	$(17,549)
Foreign currency transactions	3,589	4,008	3,069	3,247
Foreign currency forward contracts	1,960	1,076	1,738	2,129
Net realized gains (losses)	6,567	992	1,196	(12,173)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	8,921	(19,885)	102,585	(159,982)
Foreign currency forward contracts	1,105	482	823	582
Foreign currency translations	14,240	14,488	4,590	19,095
Net unrealized gains (losses)	24,266	(4,915)	107,998	(140,305)
Net Realized and Change in Unrealized Gains (Losses)	$30,833	$(3,923)	$109,194	$(152,478)
Net Increase (Decrease) in Net Assets Resulting from Operations	$110,400	$37,239	$317,462	$(61,021)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operations
Net investment income	$79,567	$41,162	$208,268	$91,457
Net realized gains (losses)	6,567	992	1,196	(12,173)
Net change in unrealized gains (losses)	24,266	(4,915)	107,998	(140,305)
Net Increase (Decrease) in Net Assets Resulting from Operations	$110,400	$37,239	$317,462	$(61,021)

Distributions to Stockholders
Class S	$(10,346)	$(2,911)	$(23,408)	$(4,876)
Class D	(89)	(27)	(224)	(27)
Class I	(55,655)	(31,150)	(150,414)	(74,347)
Net Decrease in Net Assets Resulting from Distributions to Stockholders	$(66,090)	$(34,088)	$(174,046)	$(79,250)

Capital Share Transactions
Class S:
Proceeds from shares sold	$171,574	$74,030	$305,297	$214,812
Repurchase of common shares, net of early repurchase deduction	(2,685)	(48)	(5,127)	(162)
Distributions reinvested	4,906	1,495	11,612	2,248
Class D:
Proceeds from shares sold	1,441	2,817	2,201	2,817
Repurchase of common shares, net of early repurchase deduction	—	—	—	—
Distributions reinvested	14	7	30	7
Class I:
Proceeds from shares sold	407,636	210,157	827,647	1,855,621
Repurchase of common shares, net of early repurchase deduction	(46,210)	(5,629)	(262,830)	(7,336)
Distributions reinvested	22,397	15,268	62,000	31,087
Net Increase (Decrease) from Capital Share Transactions	$559,073	$298,097	$940,830	$2,099,094

Net Assets
Total increase (decrease) in net assets during the period	603,383	301,248	1,084,246	1,958,823
Net Assets, beginning of period	2,635,796	1,657,625	2,154,933	50
Net Assets at End of Period	$3,239,179	$1,958,873	$3,239,179	$1,958,873

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands, except share and per share data)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net increase (decrease) in net assets resulting from operations	$317,462	$(61,021)
Net realized (gain) loss on investments	3,611	17,549
Net change in unrealized (gains) losses on investments	(102,585)	159,982
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(823)	(582)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(4,590)	(19,095)
Payment-in-kind interest capitalized	(5,909)	(3,627)
Net accretion of discount and amortization of premium	(10,914)	(3,221)
Amortization of deferred financing costs	4,098	2,693
Amortization of offering costs	38	1,462
Purchases of investments	(2,306,194)	(5,826,781)
Proceeds from sale of investments and principal repayments	1,441,363	1,674,871
Changes in operating assets and liabilities:
Interest receivable	(4,070)	(29,827)
Receivable for investments sold	(51,699)	(168,247)
Other assets	6,600	(5,675)
Payable for investments purchased	11,991	211,650
Management and performance-based incentive fees payable	4,450	7,561
Accrued administrative services expense payable	(1,467)	1,829
Interest payable	6,417	7,622
Other liabilities and accrued expenses	(3,032)	11,631
Net Cash Used in/Provided by Operating Activities	$(695,253)	$(4,021,226)

Financing Activities
Issuances of debt	$2,176,014	$3,770,462
Payments of debt	(1,970,099)	(1,683,910)
Financing costs paid and deferred	(5,071)	(22,823)
Proceeds from issuance of common shares	1,135,145	2,073,250
Repurchased shares, net of early repurchase deduction paid	(259,919)	(1,821)
Distributions paid	(91,666)	(34,019)
Offering costs paid and deferred	(38)	(2,006)
Net Cash Used in/Provided by Financing Activities	$984,366	$4,099,133

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash and cash equivalents and foreign currencies during the period	$289,113	$77,907
Effect of foreign exchange rate changes on cash and cash equivalents	(25)	40
Cash, cash equivalents and foreign currencies at beginning of period	51,658	50
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$340,746	$77,997

Supplemental Disclosure and Non-Cash Information
Cash interest paid	$105,826	$27,327
Distributions payable	$23,702	$11,889
Reinvestment of distributions during the period	$73,642	$33,342
PIK income	$6,728	$3,627

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)

Aerospace & Defense
MRO Holdings
MRO Holdings, Inc.	First Lien Secured Debt	S+625, 0.50% Floor	12/18/2028	$4,984	$4,984	$4,996	(4)(8)(17)
		Total Aerospace & Defense			$4,984	$4,996

Asset Backed Securities
Roaring Fork III-B
Roaring Fork III-B, LLC	First Lien Secured Debt	S+540, 0.00% Floor	7/16/2026	$49,667	$27,468	$27,130	(4)(8)(9) (11)(17)(27)
		Total Asset Backed Securities			$27,468	$27,130

Automobile Components
Mavis Tire Express Services
Mavis Tire Express Services Corp.	First Lien Secured Debt	S+411, 0.75% Floor	5/4/2028	$31,283	$31,191	$31,244	(16)
		Total Automobile Components			$31,191	$31,244

Biotechnology
Azurity Pharmaceuticals
Azurity Pharmaceuticals, Inc.	First Lien Secured Debt	S+673, 0.75% Floor	9/20/2027	$60,290	$58,830	$58,230	(10)(16)
		Total Biotechnology			$58,830	$58,230

Building Products
US LBM
LBM Acquisition, LLC	First Lien Secured Debt	S+385, 0.75% Floor	12/17/2027	$24,316	$24,207	$23,791	(16)
		Total Building Products			$24,207	$23,791

Capital Markets
Arrowhead Engineered Products
Arrowhead Holdco Company	First Lien Secured Debt	S+450, 0.75% Floor	8/31/2028	$9,850	$9,850	$9,603	(4)(18)
Edelman Financial Services
The Edelman Financial Engines Centre, LLC	First Lien Secured Debt	S+361, 0.75% Floor	4/7/2028	21,817	21,833	21,624	(16)
True Potential
Kane Bidco Limited	First Lien Secured Debt - Corporate Bond	SONIA+625, 0.00% Floor	2/15/2028	£45,000	56,201	53,806	(3)(4)(8) (9)(19)
	First Lien Secured Debt - Corporate Bond	6.50%	2/15/2027	£2,000	2,310	2,235	(3)(8)(9)
	First Lien Secured Debt - Corporate Bond	5.00%	2/15/2027	€1,000	1,072	1,003	(3)(8)(9)
					59,583	57,044
		Total Capital Markets			$91,266	$88,271

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Chemicals
AOC
LSF11 A5 HoldCo LLC	First Lien Secured Debt	S+435, 0.50% Floor	10/15/2028	$16,783	$16,478	$16,594	(16)
	First Lien Secured Debt	S+361, 0.50% Floor	10/15/2028	5,808	5,821	5,679	(16)
					22,299	22,273
Heubach
SK Neptune Husky Group Sarl	First Lien Secured Debt	S+515, 0.50% Floor	1/3/2029	9,540	9,495	7,012	(8)(17)
Rochester Midland Corporation
RMC Topco LLC	Common Equity - Equity Unit	N/A	N/A	100 Shares	100	100	(4)(9)
Rochester Midland Corporation	First Lien Secured Debt	S+600, 1.00% Floor	8/1/2029	17,910	4,696	4,689	(4)(9)(11) (16)(27)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	8/1/2029	1,990	(48)	(50)	(4)(5)(9) (11)(27)
					4,748	4,739
Solenis
Olympus Water US Holding Corporation	First Lien Secured Debt	S+460, 0.50% Floor	11/9/2028	17,094	16,758	17,059	(17)
	First Lien Secured Debt	S+401, 0.50% Floor	11/9/2028	13,052	12,730	12,898	(17)
	First Lien Secured Debt	S+500, 0.50% Floor	11/9/2028	6,818	6,489	6,822	(17)
					35,977	36,779
Vita Global
Vita Global FinCo Limited	First Lien Secured Debt	SONIA+700, 0.00% Floor	7/6/2027	£17,150	23,228	20,297	(3)(4)(8) (19)
W.R. Grace
W.R. Grace Holdings LLC	First Lien Secured Debt	S+401, 0.50% Floor	9/22/2028	5,937	5,933	5,897	(16)
		Total Chemicals			$101,680	$96,997

Commercial Services & Supplies
Allied Universal
Allied Universal Holdco LLC	First Lien Secured Debt	S+475, 0.50% Floor	5/12/2028	$25,000	$24,271	$24,688	(16)
	First Lien Secured Debt	S+385, 0.50% Floor	5/12/2028	7,980	7,776	7,721	(16)
					32,047	32,409
BDO USA
BDO USA, P.A.	First Lien Secured Debt	S+600, 2.00% Floor	8/31/2028	196,735	192,852	192,801	(4)(9)(16)
Beeline
IQN Holding Corp.	First Lien Secured Debt	S+525, 0.75% Floor	5/2/2029	71,673	64,419	64,939	(4)(11)(17) (27)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	5/2/2028	5,134	(39)	—	(4)(11)(27)
					64,380	64,939
Calypso
AxiomSL Group, Inc.	First Lien Secured Debt	S+586, 1.00% Floor	12/3/2027	14,488	14,176	14,488	(4)(16)
	First Lien Secured Debt - Revolver	S+586, 1.00% Floor	12/3/2025	1,043	(24)	—	(4)(11)(27)
					14,152	14,488

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Fortis Fire
Fortis Fire & Safety Holdings LP	Common Equity - Equity Unit	N/A	N/A	90,000 Shares	90	90	(4)(9)
Fortis Fire & Safety Inc.	First Lien Secured Debt	S+600, 1.00% Floor	7/21/2029	4,464	828	816	(4)(9)(11) (17)(27)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	7/21/2029	446	(11)	(11)	(4)(5)(9) (11)(27)
					907	895
HKA
Mount Olympus Bidco Limited	First Lien Secured Debt	S+575, 0.50% Floor	8/9/2029	18,465	18,095	18,004	(4)(8)(9) (17)
	First Lien Secured Debt	S+650, 0.50% Floor	8/9/2029	2,015	531	518	(4)(8)(9) (11)(18)(27)
					18,626	18,522
LABL
LABL, Inc.	First Lien Secured Debt	S+510, 0.50% Floor	10/29/2028	20,379	20,507	20,342	(16)
Liberty Tire Recycling
LTR Intermediate Holdings, Inc.	First Lien Secured Debt	S+461, 1.00% Floor	5/5/2028	12,901	12,588	12,230	(16)
Profile Products
Profile Products LLC	First Lien Secured Debt	S+575, 0.75% Floor	11/12/2027	4,925	4,925	4,925	(4)(17)
QA Group
Ichnaea UK Bidco Limited	First Lien Secured Debt	SONIA+600, 0.00% Floor	10/5/2029	£31,000	36,502	36,688	(3)(4)(8) (19)
R.R. Donnelley
R. R. Donnelley & Sons Company	First Lien Secured Debt	S+735, 0.75% Floor	3/17/2028	124,295	120,878	124,528	(9)(16)
SAVATREE
CI (Quercus) Intermediate Holdings, LLC	First Lien Secured Debt	S+540, 0.75% Floor	10/12/2028	17,453	16,772	16,713	(4)(11)(17) (27)
	First Lien Secured Debt - Revolver	S+540, 0.75% Floor	10/12/2028	2,273	70	77	(4)(11)(16) (17)(27)
					16,842	16,790
Tranzonic
TZ Buyer LLC	First Lien Secured Debt	S+610, 0.75% Floor	8/14/2028	29,259	28,246	28,674	(4)(9)(16) (17)
	First Lien Secured Debt - Revolver	S+610, 0.75% Floor	8/14/2028	606	(12)	(12)	(4)(5)(9) (11)(27)
TZ Parent LLC	Common Equity - Equity Unit	N/A	N/A	50 Shares	50	60	(4)(9)
					28,284	28,722
United Site Services
PECF USS Intermediate Holding III Corporation	First Lien Secured Debt	S+451, 0.50% Floor	12/15/2028	22,330	22,399	18,007	(17)
		Total Commercial Services & Supplies			$585,889	$586,286

Communications Equipment
Mitel Networks
MLN US Holdco LLC	First Lien Secured Debt	S+644, 1.00% Floor	10/18/2027	$6,395	$6,191	$6,123	(4)(8)(17)
	Second Lien Secured Debt	S+670, 1.00% Floor	10/18/2027	38,156	39,544	30,716	(4)(8)(17)
					45,735	36,839

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Ufinet
Zacapa S.a r.l.	First Lien Secured Debt	S+400, 0.50% Floor	3/22/2029	10,411	10,359	10,351	(8)(17)
		Total Communications Equipment			$56,094	$47,190

Construction & Engineering
Pave America
Pave America Interco, LLC	First Lien Secured Debt	S+690, 1.00% Floor	2/7/2028	$33,952	$33,018	$32,934	(4)(9)(17) (18)
	First Lien Secured Debt - Revolver	S+690, 1.00% Floor	2/7/2028	2,605	1,233	1,225	(4)(9)(11) (17)(18)(27)
					34,251	34,159
Trench Plate Rental Co.
Trench Plate Rental Co.	First Lien Secured Debt	S+560, 1.00% Floor	12/3/2026	44,886	44,344	44,213	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+560, 1.00% Floor	12/3/2026	4,273	1,159	1,140	(4)(9)(11) (17)(27)
	First Lien Secured Debt - Revolver	P+450	12/3/2026	273	270	269	(4)(9)(11) (25)(27)
Trench Safety Solutions Holdings, LLC	Common Equity - Equity Unit	N/A	N/A	331 Shares	50	46	(4)(9)
					45,823	45,668
		Total Construction & Engineering			$80,074	$79,827

Construction Materials
Volunteer Materials
Volunteer AcquisitionCo, LLC	First Lien Secured Debt	S+650, 1.00% Floor	9/1/2029	$4,242	$3,763	$3,761	(4)(9)(11) (17)(27)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	9/1/2029	758	(19)	(19)	(4)(5)(9) (11)(27)
		Total Construction Materials			$3,744	$3,742

Consumer Finance
American Express GBT
GBT Group Services B.V.	First Lien Secured Debt	S+685, 1.00% Floor	12/16/2026	$31,000	$31,055	$31,078	(8)(17)
		Total Consumer Finance			$31,055	$31,078

Consumer Staples Distribution & Retail
ASDA
Bellis Acquisition Company PLC	First Lien Secured Debt	E+275, 0.00% Floor	2/16/2026	€5,000	$5,187	$5,180	(3)(8)(22)
	First Lien Secured Debt - Corporate Bond	3.25%	2/16/2026	£2,000	2,166	2,127	(3)(8)
					7,353	7,307
Golden Hippo
Altern Marketing, LLC	First Lien Secured Debt	S+600, 2.00% Floor	6/13/2028	64,103	62,881	63,141	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+600, 2.00% Floor	6/13/2028	9,422	(178)	(118)	(4)(5)(9) (11)(27)
					62,703	63,023

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date		Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Rise and Brill
Ultimate Baked Goods Midco LLC	First Lien Secured Debt	S+635, 1.00% Floor	8/13/2027		8,237	8,032	8,057	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+635, 1.00% Floor	8/13/2027		1,016	(35)	(22)	(4)(5)(9) (11)(27)
						7,997	8,035
		Total Consumer Staples Distribution & Retail				$78,053	$78,365

Containers & Packaging
BOX Partners
Bp Purchaser LLC	First Lien Secured Debt	S+576, 0.75% Floor	12/11/2028		$7,388	$7,388	$7,388	(4)(17)
Tekni-Plex
Trident TPI Holdings, Inc.	First Lien Secured Debt	S+426, 0.50% Floor	9/15/2028		35,638	35,677	35,569	(17)
		Total Containers & Packaging				$43,065	$42,957

Diversified Consumer Services
2U
2U, Inc.	First Lien Secured Debt	S+650, 0.75% Floor	12/28/2026		$16,391	$15,686	$15,315	(8)(18)
Accelerate Learning
Eagle Purchaser, Inc.	First Lien Secured Debt	S+675, 1.00% Floor	3/22/2030		25,950	19,768	20,230	(4)(9)(11) (17)(27)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	3/22/2029		3,947	1,944	1,984	(4)(9)(11) (17)(27)
						21,712	22,214
Greencross
Vermont Aus Pty Ltd	First Lien Secured Debt	S+565, 0.75% Floor	3/23/2028		112,210	109,939	110,807	(4)(8)(9) (17)
	First Lien Secured Debt	BBSW+575, 0.75% Floor	3/23/2028	A$	9,850	7,159	6,286	(3)(4)(8) (9)(20)
						117,098	117,093
Houghton Mifflin
Houghton Mifflin Harcourt Company	First Lien Secured Debt	S+535, 0.50% Floor	4/9/2029		49,507	47,426	46,991	(16)
		Total Diversified Consumer Services				$201,922	$201,613

Diversified Telecommunication Services
ORBCOMM
ORBCOMM, Inc.	First Lien Secured Debt	S+425, 0.75% Floor	9/1/2028		$3,974	$3,983	$3,568	(16)(17)
		Total Diversified Telecommunication Services				$3,983	$3,568

Electric Utilities
Congruex
Congruex Group LLC	First Lien Secured Debt	S+590, 0.75% Floor	5/3/2029		$29,625	$28,992	$29,033	(4)(9)(17)
		Total Electric Utilities				$28,992	$29,033

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Electrical Equipment
Antylia Scientific
CPI Buyer, LLC	First Lien Secured Debt	S+576, 0.75% Floor	11/1/2028	$34,256	$34,251	$33,828	(4)(17)
	First Lien Secured Debt - Revolver	S+576, 0.75% Floor	10/30/2026	3,346	—	(50)	(4)(5)(11) (27)
					34,251	33,778
International Wire Group
IW Buyer LLC	First Lien Secured Debt	S+685, 1.00% Floor	6/28/2029	16,812	16,323	16,392	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+685, 1.00% Floor	6/28/2029	3,146	(90)	(79)	(4)(5)(9) (11)(27)
					16,233	16,313
Trescal
Ruler Bidco S.A R.L.	First Lien Secured Debt	E+650, 0.00% Floor	5/2/2030	€39,482	30,031	28,857	(3)(4)(8) (9)(11)(22)(27)
	First Lien Secured Debt	S+650, 0.50% Floor	5/2/2030	11,498	11,168	11,268	(4)(8)(9) (18)
					41,199	40,125
		Total Electrical Equipment			$91,683	$90,216

Entertainment
Chernin Entertainment
Jewel Purchaser, Inc.	First Lien Secured Debt	S+560, 0.50% Floor	7/1/2027	$91,080	$89,108	$89,258	(4)(9)(17)
Creative Artists Agency
Creative Artists Agency, LLC	First Lien Secured Debt	S+350, 0.00% Floor	11/27/2028	8,480	8,437	8,461	(17)
		Total Entertainment			$97,545	$97,719

Financial Services
Acuity
Trident Bidco Limited	First Lien Secured Debt	S+500, 0.00% Floor	6/7/2029	$61,619	$60,469	$60,541	(4)(8)(9) (17)
PIB
Paisley Bidco Limited	First Lien Secured Debt	E+675, 0.00% Floor	3/17/2028	£22,500	6,916	7,189	(3)(4)(8) (11)(21)(27)
VEPF VII
VEPF VII Holdings, L.P.	First Lien Secured Debt	S+450 PIK	2/28/2028	18,817	18,736	18,883	(4)(8)(17)
		Total Financial Services			$86,121	$86,613

Ground Transportation
Boasso
Channelside AcquisitionCo, Inc.	First Lien Secured Debt	S+675, 1.00% Floor	6/30/2028	$31,935	$29,984	$30,318	(4)(9)(11) (16)(27)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	7/1/2026	2,917	(79)	(44)	(4)(5)(9) (11)(27)
					29,905	30,274

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
PODS
PODS, LLC	First Lien Secured Debt	S+311, 0.75% Floor	3/31/2028	10,516	10,524	10,212	(16)
	First Lien Secured Debt	S+411, 0.75% Floor	3/31/2028	5,211	5,071	5,071	(16)
					15,595	15,283
Transportation Insight
TI Intermediate Holdings, LLC	First Lien Secured Debt	L+450, 1.00% Floor	12/18/2024	7,387	7,387	7,350	(4)(14)
	First Lien Secured Debt	P+350	12/18/2024	19	19	19	(4)(25)
					7,406	7,369
		Total Ground Transportation			$52,906	$52,926

Health Care Equipment & Supplies
Corpuls
Heartbeat BidCo GmbH	First Lien Secured Debt	E+700, 0.50% Floor	6/30/2030	€20,000	$21,402	$20,881	(3)(4)(8) (9)(21)
Embecta
Embecta Corp.	First Lien Secured Debt - Corporate Bond	5.00%	2/15/2030	7,500	6,914	5,910
TerSera Therapeutics
TerSera Therapeutics LLC	First Lien Secured Debt	S+675, 1.00% Floor	4/4/2029	13,860	13,469	13,549	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	4/4/2029	1,140	(31)	(26)	(4)(5)(9) (11)(27)
					13,438	13,523
Treace Medical Concepts
Treace Medical Concepts, Inc.	First Lien Secured Debt	S+610, 1.00% Floor	4/1/2027	17,500	7,264	6,854	(4)(8)(9) (16)(27)
	First Lien Secured Debt - Revolver	S+410, 1.00% Floor	4/1/2027	1,500	200	155	(4)(8)(9) (11)(16)(27)
					7,464	7,009
Zest Dental Solutions
Zest Acquisition Corp.	First Lien Secured Debt	S+550, 0.00% Floor	2/8/2028	11,910	11,377	11,717	(16)
		Total Health Care Equipment & Supplies			$60,595	$59,040

Health Care Providers & Services
Advarra
Advarra Holdings, Inc.	First Lien Secured Debt	S+525, 0.75% Floor	8/24/2029	$198,624	$179,057	$181,055	(4)(9)(11) (16)(27)
Affordable Care
ACI Group Holdings, Inc.	First Lien Secured Debt	S+560, 0.75% Floor	8/2/2028	4,962	4,962	4,900	(4)(16)
Athenahealth
Athenahealth Group Inc.	First Lien Secured Debt	S+325, 0.50% Floor	2/15/2029	35,235	34,187	34,673	(16)
CoreTrust
Coretrust Purchasing Group LLC	First Lien Secured Debt	S+675, 0.75% Floor	10/1/2029	37,019	31,350	31,172	(4)(11)(16) (27)
	First Lien Secured Debt - Revolver	S+675, 0.75% Floor	10/1/2029	4,737	(122)	(142)	(4)(5)(11) (27)
					31,228	31,030

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Dental Care Alliance
DCA Investment Holding LLC	First Lien Secured Debt	S+641, 0.75% Floor	4/3/2028	2,459	2,459	2,459	(4)(17)
Eating Recovery Center
ERC Topco Holdings, LLC	First Lien Secured Debt	S+576, 0.75% Floor	11/10/2028	34,928	34,928	34,317	(4)(17)
	First Lien Secured Debt	P+450	11/10/2028	92	92	90	(4)(25)
	First Lien Secured Debt - Revolver	S+576, 0.75% Floor	11/10/2027	3,195	1,278	1,214	(4)(11)(16) (17)(27)
					36,298	35,621
Gainwell
Gainwell Acquisition Corp.	First Lien Secured Debt	S+410, 0.75% Floor	10/1/2027	25,875	25,226	25,309	(17)
Gateway Services
Gateway US Holdings, Inc.	First Lien Secured Debt	S+665, 0.75% Floor	9/22/2026	92,630	87,931	88,012	(4)(11)(17) (27)
	First Lien Secured Debt - Revolver	S+665, 0.75% Floor	9/22/2026	2,629	(11)	(13)	(4)(5)(11) (27)
					87,920	87,999
Medical Solutions
Medical Solutions Holdings, Inc.	First Lien Secured Debt	S+335, 0.50% Floor	11/1/2028	13,357	12,997	12,957	(17)
Practice Plus Group
Practice Plus Group Bidco Limited / Practice Plus Group Holdings Limited	First Lien Secured Debt	SONIA+650, 0.50% Floor	11/18/2029	£10,000	11,599	11,987	(3)(4)(8) (9)(19)
Public Partnerships
PPL Acquisition LLC	First Lien Secured Debt	S+635, 0.75% Floor	7/1/2028	8,668	8,473	8,494	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+635, 0.75% Floor	7/1/2028	1,000	(16)	(20)	(4)(5)(9) (11)(27)
PPL Equity LP	Preferred Equity - Preferred Stocks	N/A	N/A	50,000 Shares	50	35	(4)(9)
	Preferred Equity - Equity Unit	N/A	N/A	50,000 Shares	50	—	(4)(9)
					8,557	8,509
Smile Brands
Smile Brands Inc.	First Lien Secured Debt	S+461, 0.75% Floor	10/12/2025	7,406	7,406	7,035	(4)(17)
Syneos
Star Parent, Inc.	First Lien Secured Debt	S+425, 0.00% Floor	9/19/2030	4,304	4,240	4,215	(16)
Team Select
TS Investors, LLC	First Lien Secured Debt	S+660, 1.00% Floor	5/4/2029	9,242	7,522	7,534	(4)(9)(11) (16)(27)
	First Lien Secured Debt - Revolver	S+660, 1.00% Floor	5/4/2029	739	(21)	(18)	(4)(5)(9) (11)(27)
					7,501	7,516
Thrive Pet Healthcare
Pathway Vet Alliance LLC	First Lien Secured Debt	S+386, 0.00% Floor	3/31/2027	25,654	25,614	24,047	(16)
Tivity Health
Tivity Health, Inc.	First Lien Secured Debt	S+600, 0.75% Floor	6/28/2029	113,850	112,352	112,427	(4)(9)(17)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
US Fertility
US Fertility Enterprises, LLC	First Lien Secured Debt	S+660, 1.00% Floor	12/21/2027	10,954	10,698	10,789	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+660, 1.00% Floor	12/21/2027	130	(2)	(2)	(4)(5)(9) (11)(27)
					10,696	10,787
		Total Health Care Providers & Services			$602,299	$602,526

Health Care Technology
Clario
eResearchTechnology, Inc.	First Lien Secured Debt	S+461, 1.00% Floor	2/4/2027	$27,527	$26,944	$27,065	(16)
Wellsky
Project Ruby Ultimate Parent Corp.	First Lien Secured Debt	S+586, 0.75% Floor	3/10/2028	52,965	51,632	52,833	(4)(16)
		Total Health Care Technology			$78,576	$79,898

Hotels, Restaurants & Leisure
Delivery Hero
Delivery Hero Finco Germany GmbH	First Lien Secured Debt	E+575, 0.00% Floor	8/12/2027	€79,000	$82,391	$83,105	(3)(4)(8) (9)(22)
Fertitta Entertainment
Fertitta Entertainment LLC/NV	First Lien Secured Debt	S+400, 0.50% Floor	1/27/2029	4,937	4,964	4,896	(16)
Norwegian Cruise Line
NCL Corporation Ltd.	First Lien Secured Debt - Corporate Bond	9.75%	2/22/2028	19,223	19,049	19,982	(4)(8)(9)
PARS
PARS Group LLC	First Lien Secured Debt	S+685, 1.50% Floor	4/3/2028	9,955	8,886	8,853	(4)(9)(16) (27)
Sky Zone
CircusTrix Holdings LLC	First Lien Secured Debt	S+675, 1.00% Floor	7/18/2028	14,194	12,257	12,246	(4)(9)(11) (16)(27)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	7/18/2028	806	(19)	(20)	(4)(5)(9) (11)(27)
					12,238	12,226
		Total Hotels, Restaurants & Leisure			$127,528	$129,062

Household Durables
Ergotron
Ergotron Acquisition, LLC	First Lien Secured Debt	S+586, 0.75% Floor	7/6/2028	$9,851	$9,686	$9,703	(4)(16)
Ergotron Investments, LLC	Common Equity - Equity Unit	N/A	N/A	500 Shares	50	53	(4)
		Total Household Durables			$9,736	$9,756

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Household Products
Advantice Health
Jazz AH Holdco, LLC	First Lien Secured Debt	S+510, 0.75% Floor	4/3/2028	$9,128	$7,128	$6,841	(4)(11)(18) (27)
	First Lien Secured Debt - Revolver	S+510, 0.75% Floor	4/3/2028	800	249	235	(4)(11)(18) (27)
		Total Household Products			$7,377	$7,076

Independent Power & Renewable Electricity Producers
Esdec
Esdec Solar Group B.V.	First Lien Secured Debt	E+600, 0.50% Floor	8/30/2028	€65,000	$53,447	$50,510	(3)(4)(8) (9)(21)(27)
		Total Independent Power & Renewable Electricity Producers			$53,447	$50,510

Insurance
Alera Group
Alera Group, Inc.	First Lien Secured Debt	S+660, 0.75% Floor	10/2/2028	$39,670	$33,591	$33,969	(4)(9)(11) (16)(27)
	First Lien Secured Debt	S+610, 0.75% Floor	10/2/2028	16,479	16,131	16,209	(4)(9)(16)
					49,722	50,178
April
Athena Bidco S.A.S.	First Lien Secured Debt	E+650, 0.00% Floor	4/18/2030	€30,000	28,572	27,822	(3)(4)(8) (9)(11)(21)(27)
	First Lien Secured Debt - Delayed Draw Note	E+625, 0.00% Floor	4/18/2030	€7,462	(83)	(138)	(3)(4)(5) (8)(9)(11)(27)
					28,489	27,684
Asurion
Asurion, LLC	First Lien Secured Debt	S+336, 0.00% Floor	12/23/2026	20,452	20,150	20,068	(16)
	First Lien Secured Debt	S+435, 0.00% Floor	8/19/2028	9,975	9,535	9,708	(16)
	First Lien Secured Debt	S+336, 0.00% Floor	7/31/2027	7,548	7,542	7,308	(16)
					37,227	37,084
Higginbotham
Higginbotham Insurance Agency, Inc.	First Lien Secured Debt	S+560, 1.00% Floor	11/24/2028	40,181	19,637	19,635	(4)(11)(16) (27)
	First Lien Secured Debt	S+560, 1.00% Floor	11/25/2026	5,754	5,754	5,754	(4)(17)
					25,391	25,389
Howden Group
Hyperion Refinance Sarl	First Lien Secured Debt	S+525, 0.75% Floor	11/12/2027	103,000	101,214	103,000	(4)(8)(16)
Patriot Growth Insurance Services
Patriot Growth Insurance Services, LLC	First Lien Secured Debt	S+590, 0.75% Floor	10/16/2028	32,224	32,224	32,224	(4)(17)
	First Lien Secured Debt - Revolver	S+590, 0.75% Floor	10/16/2028	2,311	—	—	(4)(11)(27)
					32,224	32,224
Risk Strategies
RSC Acquisition Inc	First Lien Secured Debt	S+565, 0.75% Floor	10/30/2026	33,831	26,674	26,470	(4)(11)(17) (27)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Safe-Guard
SG Acquisition, Inc.	First Lien Secured Debt	S+610, 0.50% Floor	1/27/2027	102,827	100,949	100,514	(4)(9)(16)
		Total Insurance			$401,890	$402,537

IT Services
Anaplan
Anaplan, Inc.	First Lien Secured Debt	S+650, 0.75% Floor	6/21/2029	$146,692	$144,145	$147,425	(4)(16)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	6/21/2028	9,073	(144)	—	(4)(11)(27)
					144,001	147,425
Genesys Cloud
Greeneden U.S. Holdings II, LLC	First Lien Secured Debt	S+411, 0.75% Floor	12/1/2027	11,213	11,235	11,235	(16)
Peraton
Peraton Corp.	First Lien Secured Debt	S+385, 0.75% Floor	2/1/2028	24,734	24,732	24,713	(16)
Version 1
Investment Company 24 Bidco Limited	First Lien Secured Debt	SONIA+540, 0.00% Floor	7/11/2029	£6,559	7,632	7,763	(3)(4)(8) (9)(19)
	First Lien Secured Debt	E+540, 0.00% Floor	7/11/2029	€5,406	4,656	4,850	(3)(4)(8) (9)(11)(21)(27)
	First Lien Secured Debt	E+625, 0.00% Floor	7/11/2029	€6,000	(98)	(190)	(3)(4)(5) (8)(9)(11)(27)
					12,190	12,423
Virtusa
Virtusa Corporation	First Lien Secured Debt	S+385, 0.75% Floor	2/15/2029	10,917	10,820	10,879	(16)
Wood Mackenzie
Planet US Buyer LLC	First Lien Secured Debt	S+675, 0.75% Floor	2/1/2030	62,796	61,033	61,226	(4)(8)(9) (17)
	First Lien Secured Debt - Revolver	S+675, 0.75% Floor	2/1/2028	5,049	(132)	(126)	(4)(5)(8) (9)(11)(27)
					60,901	61,100
		Total IT Services			$263,879	$267,775

Leisure Products
Peloton
Peloton Interactive, Inc.	First Lien Secured Debt	S+700, 0.50% Floor	5/25/2027	$4,975	$4,947	$4,992	(8)(17)
Varsity Brands
Varsity Brands Holding Co., Inc.	First Lien Secured Debt	S+511, 1.00% Floor	12/15/2026	997	969	978	(16)
		Total Leisure Products			$5,916	$5,970

Machinery
Charter Next Generation
Charter Next Generation, Inc.	First Lien Secured Debt	S+386, 0.75% Floor	12/1/2027	$11,846	$11,865	$11,754	(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Husky Technologies
Husky Injection Molding Systems Ltd.	First Lien Secured Debt	L+300, 0.00% Floor	3/28/2025	6,683	6,631	6,638	(8)(14)
ProMach
Pro Mach Group, Inc.	First Lien Secured Debt	S+411, 1.00% Floor	8/31/2028	17,983	18,041	18,022	(16)
SPX Flow
SPX Flow, Inc.	Unsecured Debt - Corporate Bond	8.75%	4/1/2030	6,255	5,994	5,799
		Total Machinery			$42,531	$42,213

Media
Accelerate360
Accelerate360 Holdings, LLC	First Lien Secured Debt	S+626, 1.00% Floor	2/11/2027	$71,315	$71,315	$71,671	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+626, 1.00% Floor	2/11/2027	26,908	17,938	18,028	(4)(9)(11) (17)(27)
					89,253	89,699
Advantage Sales
Advantage Sales & Marketing Inc.	First Lien Secured Debt	S+476, 0.75% Floor	10/28/2027	29,965	29,869	28,949	(8)(16)(17)
Associa
Associations Inc.	First Lien Secured Debt	S+426 Cash plus 2.50% PIK	7/2/2027	16,514	16,406	16,514	(4)(17)
Charter Communications
CCO Holdings LLC / CCO Holdings Capital Corp	Unsecured Debt - Corporate Bond	4.75%	2/1/2032	10,500	9,466	8,407
Escalent
M&M OPCO, LLC	First Lien Secured Debt	S+810, 1.00% Floor	4/7/2029	9,476	9,208	9,263	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+810, 1.00% Floor	4/7/2029	476	(13)	(11)	(4)(5)(9) (11)(27)
					9,195	9,252
Gannett
Gannett Holdings, LLC	First Lien Secured Debt	S+511, 0.50% Floor	10/15/2026	53,021	52,861	51,983	(8)(16)
	First Lien Secured Debt - Corporate Bond	6.00%	11/1/2026	1,000	815	863	(8)
					53,676	52,846
Material+
Material Holdings, LLC	First Lien Secured Debt	S+610, 0.75% Floor	8/19/2027	7,387	7,387	7,295	(4)(17)
McGraw Hill
McGraw-Hill Education, Inc.	First Lien Secured Debt	S+486, 0.50% Floor	7/28/2028	33,903	32,862	33,334	(16)
		Total Media			$248,114	$246,296

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Personal Care Products
Heat Makes Sense
Heat Makes Sense Shared Services, LLC	First Lien Secured Debt	S+540, 0.75% Floor	7/1/2029	$7,842	$7,703	$7,842	(4)(9)(18)
	First Lien Secured Debt - Revolver	S+540, 0.75% Floor	7/1/2028	1,617	(27)	—	(4)(9)(11) (27)
Ishtar Co-Invest-B LP	Common Equity - Stock	N/A	N/A	38,889 Shares	39	102	(4)(9)
Oshun Co-Invest-B LP	Common Equity - Stock	N/A	N/A	11,111 Shares	11	29	(4)(9)
					7,726	7,973
KDC
KDC/ONE Development Corporation, Inc.	First Lien Secured Debt	S+500, 0.00% Floor	8/15/2028	28,276	27,436	27,329	(8)(16)
Revlon
Revlon Intermediate Holdings IV LLC	First Lien Secured Debt - Revolver	S+461, 1.75% Floor	5/2/2026	106,277	30,770	30,825	(4)(9)(11) (16)(17)(27)
	First Lien Secured Debt - Revolver	P+350	5/2/2026	3,723	3,675	3,677	(4)(9)(11) (25)(27)
					34,445	34,502
VFS Global
Speed Midco 3 S.A R.L.	First Lien Secured Debt	E+640, 0.00% Floor	5/16/2029	€111,776	114,331	118,175	(3)(4)(8) (9)(21)
	First Lien Secured Debt	SONIA+690, 0.00% Floor	5/16/2029	£22,059	26,566	26,915	(3)(4)(8) (9)(19)
					140,897	145,090
		Total Personal Care Products			$210,504	$214,894

Pharmaceuticals
Bausch Health
Bausch Health Companies Inc.	First Lien Secured Debt	S+535, 0.50% Floor	2/1/2027	$45,680	$43,224	$37,299	(8)(16)
	First Lien Secured Debt - Corporate Bond	5.50%	11/1/2025	1,000	875	889	(8)
					44,099	38,188
CNSI
CNSI Holdings, LLC	First Lien Secured Debt	S+650, 0.50% Floor	12/15/2028	35,730	34,606	34,479	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+650, 0.50% Floor	12/17/2027	4,000	(117)	(140)	(4)(5)(9) (11)(27)
					34,489	34,339
		Total Pharmaceuticals			$78,588	$72,527

Professional Services
Ingenovis Health
Ingenovis Health, Inc.	First Lien Secured Debt	S+435, 0.50% Floor	3/6/2028	$4,975	$4,803	$4,776	(16)
	First Lien Secured Debt	S+386, 0.75% Floor	3/6/2028	3,980	3,839	3,810	(16)
					8,642	8,586
Kroll
Deerfield Dakota Holding, LLC	First Lien Secured Debt	S+375, 1.00% Floor	4/9/2027	21,841	21,810	21,345	(17)
		Total Professional Services			$30,452	$29,931

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Real Estate Management & Development
3Phase Elevator
Polyphase Elevator Holding Company	First Lien Secured Debt	S+560, 1.00% Floor	6/23/2027	$3,447	$3,447	$3,421	(4)(17)
Pritchard Industries
Pritchard Industries, LLC	First Lien Secured Debt	S+575, 0.75% Floor	10/13/2027	6,402	6,402	6,290	(4)(18)
		Total Real Estate Management & Development			$9,849	$9,711

Semiconductors & Semiconductor Equipment
Wolfspeed
Wolfspeed, Inc.	First Lien Secured Debt - Corporate Bond	9.88%	6/23/2030	$120,000	$115,322	$115,584	(4)(8)(9)
		Total Semiconductors & Semiconductor Equipment			$115,322	$115,584

Software
Accela
Accela, Inc.	First Lien Secured Debt	S+600, 0.75% Floor	9/3/2030	$18,286	$17,923	$17,920	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+600, 0.75% Floor	9/3/2030	1,714	(34)	(34)	(4)(5)(9)(11) (27)
					17,889	17,886
Access Group
Armstrong Bidco Limited	First Lien Secured Debt	SONIA+500, 0.00% Floor	6/28/2029	£42,000	50,108	50,347	(3)(4)(8)(19)
Avalara
Avalara, Inc.	First Lien Secured Debt	S+725, 0.75% Floor	10/19/2028	136,364	133,349	134,659	(4)(17)
	First Lien Secured Debt - Revolver	S+725, 0.75% Floor	10/19/2028	13,636	(288)	(170)	(4)(5)(11)(27)
					133,061	134,489
Certinia
Certinia Inc	First Lien Secured Debt	S+725, 1.00% Floor	8/3/2029	30,294	29,402	29,385	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+725, 1.00% Floor	8/4/2029	4,039	(118)	(121)	(4)(5)(9)(11) (27)
					29,284	29,264
Citrix
Cloud Software Group, Inc.	First Lien Secured Debt	S+461, 0.50% Floor	9/29/2028	44,748	39,620	43,051	(17)
	First Lien Secured Debt	S+461, 0.50% Floor	3/30/2029	16,195	14,842	15,600	(17)
					54,462	58,651
Consilio
Skopima Consilio Parent LLC	First Lien Secured Debt	S+450, 0.50% Floor	5/12/2028	25,000	24,505	24,573	(17)
Coupa Software
Coupa Software Incorporated	First Lien Secured Debt	S+750, 0.75% Floor	2/27/2030	60,220	53,923	53,628	(4)(9)(11)(16) (27)
	First Lien Secured Debt - Revolver	S+750, 0.75% Floor	2/27/2029	3,780	(85)	(104)	(4)(5)(9)(11) (27)
					53,838	53,524

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
DigiCert
Dcert Buyer, Inc.	First Lien Secured Debt	S+400, 0.00% Floor	10/16/2026	25,789	25,769	25,669	(16)
Duck Creek Technologies
Disco Parent, LLC	First Lien Secured Debt	S+750, 1.00% Floor	3/30/2029	21,392	20,890	21,018	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+750, 1.00% Floor	3/30/2029	2,139	(49)	(37)	(4)(5)(9)(11) (27)
					20,841	20,981
Flexera
Flexera Software LLC	First Lien Secured Debt	S+386, 0.75% Floor	3/3/2028	22,235	22,258	22,102	(16)
G2CI
Evergreen IX Borrower 2023, LLC	First Lien Secured Debt	S+600, 0.75% Floor	9/29/2030	91,272	88,992	88,991	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+600, 0.75% Floor	9/29/2029	10,071	(252)	(252)	(4)(5)(9)(11) (27)
					88,740	88,739
GTreasury
G Treasury SS LLC	First Lien Secured Debt	S+600, 1.00% Floor	6/29/2029	17,857	8,316	8,215	(4)(9)(11)(17) (27)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	6/29/2029	2,143	(41)	(43)	(4)(5)(9)(11) (27)
					8,275	8,172
Imperva
Imperva, Inc.	First Lien Secured Debt	S+426, 1.00% Floor	1/12/2026	33,395	33,050	33,499	(17)
Infoblox
Delta Topco, Inc.	First Lien Secured Debt	S+375, 0.75% Floor	12/1/2027	22,868	22,864	22,684	(18)
Medallia
Medallia, Inc.	First Lien Secured Debt	S+610 Cash (includes 5.97% PIK)	10/29/2028	38,037	37,342	38,037	(4)(9)(16)
Mitchell
Mitchell International, Inc.	First Lien Secured Debt	S+386, 0.50% Floor	10/15/2028	20,000	19,509	19,706	(16)
Ping Identity
Ping Identity Holding Corp.	First Lien Secured Debt	S+700, 0.75% Floor	10/17/2029	22,727	22,213	22,500	(4)(16)
	First Lien Secured Debt - Revolver	S+700, 0.75% Floor	10/17/2028	2,273	(48)	(23)	(4)(5)(11)(27)
					22,165	22,477
Relativity
Relativity ODA LLC	First Lien Secured Debt	S+660, 1.00% Floor	5/12/2027	29,262	28,409	28,823	(4)(16)
	First Lien Secured Debt - Revolver	S+660, 1.00% Floor	5/12/2027	2,500	(48)	(37)	(4)(5)(11)(27)
					28,361	28,786
Solera
Polaris Newco, LLC	First Lien Secured Debt	S+411, 0.50% Floor	6/2/2028	49,565	49,623	47,582	(16)
Stamps.com
Auctane, Inc.	First Lien Secured Debt	S+585, 0.75% Floor	10/5/2028	32,013	31,526	32,013	(4)(9)(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date		Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Zendesk
Zendesk, Inc.	First Lien Secured Debt	S+350 Cash plus 3.25% PIK	11/22/2028		180,073	141,723	144,559	(4)(9)(11)(17) (27)
	First Lien Secured Debt - Revolver	S+350 Cash plus 3.25% PIK	11/22/2028		14,624	(251)	—	(4)(9)(11)(27)
						141,472	144,559
		Total Software				$914,942	$923,740

Special Purpose Entity
48forty Solutions
Alpine Acquisition Corp II	First Lien Secured Debt	S+585, 1.00% Floor	11/30/2026		$7,406	$7,406	$7,258	(4)(16)
		Total Special Purpose Entity				$7,406	$7,258

Specialty Retail
Carvana
Carvana Co.	First Lien Secured Debt - Corporate Bond	14.00% PIK	6/1/2031		$21,781	$22,232	$16,908	(8)
	First Lien Secured Debt - Corporate Bond	13.00% PIK	6/1/2030		18,406	18,786	14,495	(8)
	First Lien Secured Debt - Corporate Bond	12.00% PIK	12/1/2028		12,270	12,665	9,636	(8)
						53,683	41,039
PetSmart
PetSmart LLC	First Lien Secured Debt	S+385, 0.75% Floor	2/11/2028		9,800	9,805	9,785	(16)
Village Pet Care
Village Pet Care, LLC	First Lien Secured Debt	S+650, 1.00% Floor	9/22/2029		4,545	855	855	(4)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	9/22/2029		455	(9)	(9)	(4)(5)(9)(11) (27)
						846	846
		Total Specialty Retail				$64,334	$51,670

Technology Hardware, Storage & Peripherals
Forterro
Yellow Castle AB	First Lien Secured Debt	E+475, 0.00% Floor	7/9/2029		€15,498	$11,258	$11,827	(3)(4)(8)(11) (21)(27)
	First Lien Secured Debt	SONIA+475, 0.00% Floor	7/9/2029		£2,749	2,729	2,863	(3)(4)(8)(19) (27)
	First Lien Secured Debt	SARON+475, 0.00% Floor	7/9/2029	₣	3,296	3,312	3,546	(3)(4)(8)(23)
	First Lien Secured Debt	STIBOR+475, 0.00% Floor	7/9/2029	kr	34,792	3,232	3,137	(3)(4)(8)(24)
		Total Technology Hardware, Storage & Peripherals				$20,531	$21,373

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Textiles, Apparel & Luxury Goods
Authentic Brands
ABG Intermediate Holdings 2 LLC	First Lien Secured Debt	S+410, 0.00% Floor	12/21/2028	$21,959	$18,179	$18,451	(11)(16)(27)
Claire's
Claire's Stores, Inc.	First Lien Secured Debt	S+660, 0.00% Floor	12/18/2026	11,926	11,781	11,061	(16)
Iconix Brand Group
IBG Borrower LLC	First Lien Secured Debt	S+615, 1.00% Floor	8/22/2029	42,000	41,070	41,475	(4)(9)(17)
		Total Textiles, Apparel & Luxury Goods			$71,030	$70,987

Transportation Infrastructure
Alliance Ground International
AGI-CFI Holdings, Inc.	First Lien Secured Debt	S+590, 0.75% Floor	6/11/2027	$17,262	$17,104	$17,262	(4)(17)
Swissport
Radar Bidco S.a.r.l.	First Lien Secured Debt	E+725, 0.00% Floor	9/30/2027	€85,000	80,563	87,844	(3)(4)(8)(9) (21)
		Total Transportation Infrastructure			$97,667	$105,106

		Total Investments before Cash Equivalents			$5,303,265	$5,287,232	(2)(6)(26)
State Street Institutional US Government Money Market Fund					240,002	240,002	(7)
		Total Investments after Cash Equivalents			$5,543,267	$5,527,234

Derivative Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Footnote Reference
Interest rate swap (a)	4.02%	3-month SOFR	12/21/2025	$62,000	Note 5
Interest rate swap (a)	3.97%	3-month SOFR	1/19/2026	$38,000	Note 5
Interest rate swap (a)	3.67%	3-month SOFR	12/21/2027	$82,000	Note 5
Interest rate swap (a)	3.65%	3-month SOFR	1/19/2028	$18,000	Note 5
Interest rate swap (b)	7.02%	ESTR+372	9/28/2026	€90,000	Note 5
Interest rate swap (a)	8.54%	S+418	9/28/2026	$226,000	Note 5
Interest rate swap (a)	8.62%	S+456	9/28/2028	$325,000	Note 5

(a) Bears interest at a rate determined by three-month SOFR. The interest rate locked two business days prior to settlement of the interest rate swaps. The three-month SOFR is 5.40% on September 30, 2023.

(b) Bears interest at a rate determined by 1 day Euro Short Term Rate. The interest rate locked two business days prior to settlement of the interest rate swaps. The 1 day Euro Short Term Rate is 3.89% on September 30, 2023.

Derivative Instrument	Settlement Date	Notional amount to be purchased	Notional amount to be sold		Footnote Reference
Foreign currency forward contract	12/20/2023	$6,466	A$	10,002	Note 5
Foreign currency forward contract	12/20/2023	4,615	₣	4,093	Note 5
Foreign currency forward contract	12/20/2023	26,299		€24,463	Note 5
Foreign currency forward contract	12/20/2023	125,650		£102,391	Note 5
Foreign currency forward contract	12/20/2023	3,040	kr	33,895	Note 5

(1)
Fair value is determined in good faith by or under the direction of the Board of Trustees of the Company (See Note 2 to the consolidated financial statements).
(2)
Aggregate gross unrealized gain and loss for federal income tax purposes is $43,738 and $55,729, respectively. Net unrealized loss is $11,991 based on a tax cost of $5,536,970.
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

September 30, 2023

(In thousands, except share data)

(7)
This security is included in Cash and Cash Equivalents on the Consolidated Statements of Assets and Liabilities.
(8)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2023, non-qualifying assets represented approximately 26.37% of the total assets of the Company.
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
(13)
The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2023 was 5.66%
(14)
The interest rate on these loans is subject to 6 months LIBOR, which as of September 30, 2023 was 5.90%
(15)
The interest rate on these loans is subject to SOFR, which as of September 30, 2023 was 5.31%
(16)
The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2023 was 5.31%
(17)
The interest rate on these loans is subject to 3 months SOFR, which as of September 30, 2023 was 5.40%
(18)
The interest rate on these loans is subject to 6 months SOFR, which as of September 30, 2023 was 5.47%
(19)
The interest rate on these loans is subject to SONIA, which as of September 30, 2023 was 5.19%
(20)
The interest rate on these loans is subject to 3 months BBSW, which as of September 30, 2023 was 4.20%
(21)
The interest rate on these loans is subject to 3 months EURIBOR, which as of September 30, 2023 was 3.95%
(22)
The interest rate on these loans is subject to 6 months EURIBOR, which as of September 30, 2023 was 4.13%
(23)
The interest rate on these loans is subject to Swiss Average Rate Overnight (SARON), which as of September 30, 2023 was 1.71%
(24)
The interest rate on these loans is subject to 6 months Stockholm Interbank Offered Rate (STIBOR), which as of September 30, 2023 was 4.20%
(25)
The interest rate on these loans is subject to Prime, which as of September 30, 2023 was 8.50%
(26)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of September 30, 2023, all of the company's investments were non-controlled, non-affiliated.

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

(27)
As of September 30, 2023, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
ABG Intermediate Holdings 2 LLC	$3,531	$—	$3,531	$—	$—	$3,531
Accela, Inc.	1,714	—	1,714	—	—	1,714
Accelerate360 Holdings, LLC	26,908	(17,938)	8,969	—	—	8,969
Advarra Holdings, Inc.	16,576	—	16,576	—	—	16,576
Alera Group, Inc.	5,400	—	5,400	—	—	5,400
Altern Marketing, LLC	9,422	—	9,422	—	—	9,422
Anaplan, Inc.	9,073	—	9,073	—	—	9,073
Athena Bidco S.A.S.*	11,230	—	11,230	—	—	11,230
Avalara, Inc.	13,636	—	13,636	—	—	13,636
AxiomSL Group, Inc.	1,043	—	1,043	—	—	1,043
Certinia Inc (FinancialForce.com)	4,039	—	4,039	—	—	4,039
Channelside AcquisitionCo, Inc. (fka Gruden Acquisition, Inc.)	4,054	—	4,054	—	—	4,054
CI (Quercus) Intermediate Holdings, LLC	2,732	(114)	2,618	—	459	2,159
CircusTrix Holdings LLC	2,419	—	2,419	—	—	2,419
CNSI Holdings, LLC	4,000	—	4,000	—	—	4,000
Coretrust Purchasing Group LLC (HPG Enterprises LLC)	9,474	—	9,474	—	—	9,474
Coupa Software Incorporated	8,716	—	8,716	—	—	8,716
CPI Buyer, LLC	3,346	—	3,346	—	—	3,346
Disco Parent, LLC	2,139	—	2,139	—	—	2,139
Eagle Purchaser, Inc.	9,474	(2,053)	7,421	—	5,526	1,895
ERC Topco Holdings, LLC	3,195	(1,278)	1,917	—	—	1,917
Esdec Solar Group B.V. (Enstall Group B.V.)*	17,180	—	17,180	—	—	17,180
Evergreen IX Borrower 2023, LLC	10,071	—	10,071	—	—	10,071
Fortis Fire & Safety Inc.	4,017	—	4,017	—	—	4,017
G Treasury SS LLC	11,429	—	11,429	—	—	11,429
Gateway US Holdings, Inc.	6,783	—	6,783	—	—	6,783

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Heat Makes Sense Shared Services, LLC	$1,617	$—	$1,617	$—	$—	$1,617
Higginbotham Insurance Agency, Inc.	20,444	—	20,444	—	—	20,444
Investment Company 24 Bidco Limited*	7,037	—	7,037	—	—	7,037
IQN Holding Corp.	11,867	—	11,867	—	—	11,867
IW Buyer LLC	3,146	—	3,146	—	—	3,146
Jazz AH Holdco, LLC	2,800	(260)	2,540	—	—	2,540
M&M OPCO, LLC	476	—	476	—	—	476
Mount Olympus Bidco Limited	1,447	—	1,447	—	—	1,447
Paisley Bidco Limited*	20,264	—	20,264	—	—	20,264
PARS Group LLC	952	—	952	—	—	952
Patriot Growth Insurance Services, LLC	2,311	—	2,311	—	—	2,311
Pave America Interco, LLC (f/k/a Pavement Partners Interco, LLC)	2,605	(1,303)	1,303	—	—	1,303
Ping Identity Holding Corp.	2,273	—	2,273	—	—	2,273
Planet US Buyer LLC	5,049	—	5,049	—	—	5,049
PPL Acquisition LLC	1,000	—	1,000	—	—	1,000
Relativity ODA LLC	2,500	—	2,500	—	—	2,500
Revlon Intermediate Holdings IV LLC	110,000	(35,877)	74,123	—	—	74,123
Roaring Fork III-B, LLC	21,871	—	21,871	—	—	21,871
Rochester Midland Corporation	14,925	—	14,925	—	—	14,925
RSC Acquisition Inc	7,000	—	7,000	—	—	7,000
Ruler Bidco S.A R.L.*	11,841	—	11,841	—	—	11,841
TerSera Therapeutics LLC	1,140	—	1,140	—	—	1,140
Treace Medical Concepts, Inc.	11,708	(200)	11,508	—	5,833	5,675
Trench Plate Rental Co.	4,545	(1,477)	3,068	—	—	3,068
TS Investors, LLC	2,216	—	2,216	—	—	2,216
TZ Buyer LLC	606	—	606	—	—	606
Ultimate Baked Goods Midco LLC	1,016	—	1,016	—	—	1,016
US Fertility Enterprises, LLC	130	—	130	—	—	130
Village Pet Care, LLC	4,091	—	4,091	—	—	4,091
Volunteer AcquisitionCo, LLC	1,136	—	1,136	—	—	1,136
Yellow Castle AB*	4,312	—	4,312	—	—	4,312
Zendesk, Inc.	50,138	—	50,138	—	—	50,138
Total	$534,064	$(60,500)	$473,564	$—	$11,818	$461,746

* These investments are in a foreign currency and the total commitment has been converted to USD using the September 30, 2023 exchange rate.

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

(28)
The following shows the composition of the Company’s portfolio at cost by investment type and industry as of September 30, 2023:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total
Aerospace & Defense	$4,984	$—	$—	$—	$—	$4,984
Asset Backed Securities	27,468	—	—	—	—	27,468
Automobile Components	31,191	—	—	—	—	31,191
Biotechnology	58,830	—	—	—	—	58,830
Building Products	24,207	—	—	—	—	24,207
Capital Markets	91,266	—	—	—	—	91,266
Chemicals	101,580	—	—	—	100	101,680
Commercial Services & Supplies	585,749	—	—	—	140	585,889
Communications Equipment	16,550	39,544	—	—	—	56,094
Construction & Engineering	80,024	—	—	—	50	80,074
Construction Materials	3,744	—	—	—	—	3,744
Consumer Finance	31,055	—	—	—	—	31,055
Consumer Staples Distribution & Retail	78,053	—	—	—	—	78,053
Containers & Packaging	43,065	—	—	—	—	43,065
Diversified Consumer Services	201,922	—	—	—	—	201,922
Diversified Telecommunication Services	3,983	—	—	—	—	3,983
Electric Utilities	28,992	—	—	—	—	28,992
Electrical Equipment	91,683	—	—	—	—	91,683
Entertainment	97,545	—	—	—	—	97,545
Financial Services	86,121	—	—	—	—	86,121
Ground Transportation	52,906	—	—	—	—	52,906
Health Care Equipment & Supplies	60,595	—	—	—	—	60,595
Health Care Providers & Services	602,199	—	—	100	—	602,299

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total
Health Care Technology	78,576	—	—	—	—	78,576
Hotels, Restaurants & Leisure	127,528	—	—	—	—	127,528
Household Durables	9,686	—	—	—	50	9,736
Household Products	7,377	—	—	—	—	7,377
Independent Power & Renewable Electricity Producers	53,447	—	—	—	—	53,447
Insurance	401,890	—	—	—	—	401,890
IT Services	263,879	—	—	—	—	263,879
Leisure Products	5,916	—	—	—	—	5,916
Machinery	36,537	—	5,994	—	—	42,531
Media	238,648	—	9,466	—	—	248,114
Personal Care Products	210,454	—	—	—	50	210,504
Pharmaceuticals	78,588	—	—	—	—	78,588
Professional Services	30,452	—	—	—	—	30,452
Real Estate Management & Development	9,849	—	—	—	—	9,849
Semiconductors & Semiconductor Equipment	115,322	—	—	—	—	115,322
Software	914,942	—	—	—	—	914,942
Special Purpose Entity	7,406	—	—	—	—	7,406
Specialty Retail	64,334	—	—	—	—	64,334
Technology Hardware, Storage & Peripherals	20,531	—	—	—	—	20,531
Textiles, Apparel & Luxury Goods	71,030	—	—	—	—	71,030
Transportation Infrastructure	97,667	—	—	—	—	97,667
Total	$5,247,771	$39,544	$15,460	$100	$390	$5,303,265

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

(29)
The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of September 30, 2023:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total	% of Net Assets
Aerospace & Defense	$4,996	$—	$—	$—	$—	$4,996	0.2%
Asset Backed Securities	27,130	—	—	—	—	27,130	0.8%
Automobile Components	31,244	—	—	—	—	31,244	1.0%
Biotechnology	58,230	—	—	—	—	58,230	1.8%
Building Products	23,791	—	—	—	—	23,791	0.7%
Capital Markets	88,271	—	—	—	—	88,271	2.7%
Chemicals	96,897	—	—	—	100	96,997	3.0%
Commercial Services & Supplies	586,136	—	—	—	150	586,286	18.1%
Communications Equipment	16,474	30,716	—	—	—	47,190	1.5%
Construction & Engineering	79,781	—	—	—	46	79,827	2.5%
Construction Materials	3,742	—	—	—	—	3,742	0.1%
Consumer Finance	31,078	—	—	—	—	31,078	1.0%
Consumer Staples Distribution & Retail	78,365	—	—	—	—	78,365	2.4%
Containers & Packaging	42,957	—	—	—	—	42,957	1.3%
Diversified Consumer Services	201,613	—	—	—	—	201,613	6.2%
Diversified Telecommunication Services	3,568	—	—	—	—	3,568	0.1%
Electric Utilities	29,033	—	—	—	—	29,033	0.9%
Electrical Equipment	90,216	—	—	—	—	90,216	2.8%
Entertainment	97,719	—	—	—	—	97,719	3.0%
Financial Services	86,613	—	—	—	—	86,613	2.7%
Ground Transportation	52,926	—	—	—	—	52,926	1.6%
Health Care Equipment & Supplies	59,040	—	—	—	—	59,040	1.8%
Health Care Providers & Services	602,491	—	—	35	—	602,526	18.6%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total	% of Net Assets
Health Care Technology	79,898	—	—	—	—	79,898	2.5%
Hotels, Restaurants & Leisure	129,062	—	—	—	—	129,062	4.0%
Household Durables	9,703	—	—	—	53	9,756	0.3%
Household Products	7,076	—	—	—	—	7,076	0.2%
Independent Power & Renewable Electricity Producers	50,510	—	—	—	—	50,510	1.6%
Insurance	402,537	—	—	—	—	402,537	12.4%
IT Services	267,775	—	—	—	—	267,775	8.3%
Leisure Products	5,970	—	—	—	—	5,970	0.2%
Machinery	36,414	—	5,799	—	—	42,213	1.3%
Media	237,889	—	8,407	—	—	246,296	7.6%
Personal Care Products	214,763	—	—	—	131	214,894	6.6%
Pharmaceuticals	72,527	—	—	—	—	72,527	2.2%
Professional Services	29,931	—	—	—	—	29,931	0.9%
Real Estate Management & Development	9,711	—	—	—	—	9,711	0.3%
Semiconductors & Semiconductor Equipment	115,584	—	—	—	—	115,584	3.6%
Software	923,740	—	—	—	—	923,740	28.5%
Special Purpose Entity	7,258	—	—	—	—	7,258	0.2%
Specialty Retail	51,670	—	—	—	—	51,670	1.6%
Technology Hardware, Storage & Peripherals	21,373	—	—	—	—	21,373	0.7%
Textiles, Apparel & Luxury Goods	70,987	—	—	—	—	70,987	2.2%
Transportation Infrastructure	105,106	—	—	—	—	105,106	3.2%
Total	$5,241,795	$30,716	$14,206	$35	$480	$5,287,232	163.2%
% of Net Assets	161.9%	0.9%	0.4%	0.0%	0.0%	163.2%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2023

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of September 30, 2023
Software	17.5%
Health Care Providers & Services	11.4%
Commercial Services & Supplies	11.1%
Insurance	7.6%
IT Services	5.1%
Media	4.7%
Personal Care Products	4.0%
Diversified Consumer Services	3.8%
Hotels, Restaurants & Leisure	2.5%
Semiconductors & Semiconductor Equipment	2.2%
Transportation Infrastructure	2.0%
Entertainment	1.8%
Chemicals	1.8%
Electrical Equipment	1.7%
Capital Markets	1.7%
Financial Services	1.7%
Health Care Technology	1.5%
Construction & Engineering	1.5%
Consumer Staples Distribution & Retail	1.5%
Pharmaceuticals	1.3%
Textiles, Apparel & Luxury Goods	1.3%
Health Care Equipment & Supplies	1.1%
Biotechnology	1.1%
Ground Transportation	1.0%
Specialty Retail	1.0%
Independent Power & Renewable Electricity Producers	1.0%
Communications Equipment	0.8%
Containers & Packaging	0.8%
Machinery	0.8%
Automobile Components	0.6%
Consumer Finance	0.6%
Professional Services	0.6%
Electric Utilities	0.6%
Asset Backed Securities	0.5%
Building Products	0.4%
Technology Hardware, Storage & Peripherals	0.4%
Household Durables	0.2%
Real Estate Management & Development	0.2%
Special Purpose Entity	0.1%
Household Products	0.1%
Leisure Products	0.1%
Aerospace & Defense	0.1%
Construction Materials	0.1%
Diversified Telecommunication Services	0.1%
100.0%

Geographic Region	September 30, 2023
United States	80.0%
Europe	9.9%
United Kingdom	7.3%
Australia	2.2%
Canada	0.6%

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

These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

As of September 30, 2023, the Company's consolidated subsidiaries were Cardinal Funding LLC, Mallard Funding LLC, Grouse Funding LLC, ADS Titan SPV LLC, ADS Albatross SPV LLC, ADS Mantle SPV LLC, ADS Zorro SPV LLC, ADS Germantown SPV LLC, ADS Newark SPV LLC, ADS Opera SPV LLC and ADS Lemon SPV LLC.

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

Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of September 30, 2023 was $322,938. Cash and cash equivalents held as of December 31, 2022 was $47,322.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the three months ended September 30, 2023, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

Derivative Instruments

The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements.

Derivative instruments are measured in terms of the notional contract amount and derive their value based upon one or more underlying instruments. Derivative instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity, interest rate, foreign currency and operational risks. The Company manages these risks on an aggregate basis as part of its risk management process. The derivatives may require the Company to pay or receive an upfront fee or premium. These upfront fees or premiums are carried forward as cost or proceeds to the derivatives.

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

Interest Rate Swaps

The Company uses interest rate swaps to hedge some or all of the Company's fixed rate debt. The Company has designated each interest rate swap held as the hedging instrument in an effective hedge accounting relationship, and therefore the periodic payments and receipts are recognized as components of interest expense in the Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a derivative asset or derivative liability on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt. Any amounts paid to the counterparty to cover collateral obligations under the terms of the interest rate swap agreement are included in other assets on the Company's Consolidated Statements of Assets and Liabilities.

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

Valuation of Other Financial Assets and Financial Liabilities

ASC 825, Financial Instruments, permits an entity to choose, at specified election dates, to measure certain assets and liabilities at fair value (the “Fair Value Option”). We have not elected the Fair Value Option to report selected financial assets and financial liabilities. Debt issued by the Company is reported at amortized cost adjusted for fair value fluctuations of interest rate swaps in qualifying hedge accounting relationships (see Notes 5 and 6 to the consolidated financial statements). The carrying value of all other financial assets and liabilities approximates fair value due to their short maturities or their close proximity of the originations to the measurement date.

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

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through September 30, 2023 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file Form 1099s for the tax year ending December 31, 2023. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of September 30, 2023, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

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

For the three and nine months ended September 30, 2023, the Company recognized $9,543 and $24,693 respectively, of management fees, and $11,529 and $30,117, respectively, of incentive fees before impact of waived fees. For the three and nine months ended September 30, 2023, no management fees and incentive fees were waived.

For the three and nine months ended September 30, 2022, the Company recognized $5,979 and $14,209 respectively, of management fees, and $5,884 and $10,625, respectively, of incentive fees before impact of waived fees. For the three and nine months ended September 30, 2022, $366 and $8,596 respectively, of management fees, were waived and $386 and $5,127, of incentive fees, were waived.

As of September 30, 2023 and December 31, 2022, management and performance-based incentive fees payable were $14,901 and $10,451.

Fees From Affiliates

From time-to-time various affiliates of Adviser are involved in transactions whereby certain fees, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution” services) are earned and rebated back to the funds. For the three and nine months ended September 30, 2023 the Company received $991 and $1,459 in fee rebates from affiliates related to Capital Solution services. For the three and nine months ended September 30, 2022 the Company received $2,355 and $5,768 in fee rebates from affiliates related to Capital Solution services.

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

For the three and nine months ended September 30, 2023, the Company accrued distribution and shareholder servicing fees of $1,105 and $2,462, which were attributable to Class S shares, respectively. For the three and nine months ended September 30, 2023, the Company accrued distribution and shareholder servicing fees of $1 and $3, which were attributable to Class D shares, respectively.

For the three and nine months ended September 30, 2022, the Company accrued distribution and shareholder servicing fees of $390 and $664, which were attributable to Class S shares, respectively. For the three and nine months ended September 30, 2022. the Company accrued distribution and shareholder servicing fees of $1 and $1, which were attributable to Class D shares, respectively.

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

The following table presents a summary of all expenses supported, and recouped, by the Adviser:

For the Month Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Reimbursement Eligibility Expiration	Effective Rate of Distribution per Share	Operating Expense Ratio
January 31, 2022	$1,677	$1,677	$—	January 31, 2025	5.12%	1.36%
February 28, 2022	867	867	—	February 28, 2025	7.42%	0.86%
March 31, 2022	111	111	—	March 31, 2025	6.71%	0.68%
April 30, 2022	1,778	1,778	—	April 30, 2025	6.96%	0.60%
	$4,433	$4,433	$—

For the three and nine months ended September 30, 2023, the Company did not accrue Expense Support amounts. For the three and nine months ended September 30, 2022, the Company accrued Expense Support amounting to $0 and $4,433, respectively.

For the three and nine months ended September 30, 2023, Reimbursement Payments were paid to the Adviser in the amount of $1,494 and $4,433, respectively. For the three and nine months ended September 30, 2022, there was no Reimbursement Payments made to the Adviser.

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

As of September 30, 2023, the Company’s co-investment holdings were 53.2% of the portfolio or $2,813,904, measured at fair value. On a cost basis, 52.7% of the portfolio or $2,795,926 were co-investments. As of December 31, 2022, the Company’s co-investment holdings were 39.1% of the portfolio or $1,682,724, measured at fair value. On a cost basis, 37.8% of the portfolio or $1,672,524 were co-investments.

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

Note 4. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investments as of September 30, 2023, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$5,247,771	$5,241,795	$—	$1,413,988	$3,827,807
Second Lien Secured Debt	39,544	30,716	—	—	30,716
Unsecured Debt	15,460	14,206	—	14,206	—
Common Equity/Interests	390	480	—	—	480
Preferred Equity	100	35	—	—	35
Total Investments before Cash Equivalents	$5,303,265	$5,287,232	$—	$1,428,194	$3,859,038
Money Market Fund	$240,002	$240,002	$240,002	$—	$—
Total Cash Equivalents	$240,002	$240,002	$240,002	$—	$—
Total Investments after Cash Equivalents	$5,543,267	$5,527,234	$240,002	$1,428,194	$3,859,038
Interest rate swaps	$—	$(13,621)	$—	$(13,621)	$—
Foreign currency forward transactions	—	1,072	—	1,072	—
Total Assets and Liabilities at Fair Value	$5,543,267	$5,514,685	$240,002	$1,415,645	$3,859,038

The following table shows the composition of our investments as of December 31, 2022, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$4,357,934	$4,266,966	$—	$1,436,996	$2,829,970
Unsecured Debt	69,276	41,665	—	41,665	—
Common Equity/Interests	200	205	—	—	205
Preferred Equity	100	56	—	—	56
Total Investments before Cash Equivalents	$4,427,510	$4,308,892	$—	$1,478,661	$2,830,231
Money Market Fund	$4	$4	$4	$—	$—
Total Cash Equivalents	$4	$4	$4	$—	$—
Total Investments after Cash Equivalents	$4,427,514	$4,308,896	$4	$1,478,661	$2,830,231
Interest rate swaps	$—	$(460)	$—	$(460)	$—
Foreign currency forward transactions	—	249	—	249	—
Total Assets and Liabilities at Fair Value	$4,427,514	$4,308,685	$4	$1,478,450	$2,830,231

The following tables show changes in the fair value of our Level 3 investments during the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023
	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Common Equity/Interests	Preferred Equity	Total
Fair value as of June 30, 2023	$3,268,563	$32,528	$—	$225	$26	$3,301,342
Net realized gains (losses)	234	—	—	—	—	234
Net change in unrealized gains (losses)	(9,764)	(1,744)	—	65	9	(11,434)
Net amortization on investments	2,828	(68)	—	—	—	2,760
Purchases, including capitalized PIK (3)	666,970	—	—	190	—	667,160
Sales (3)	(101,024)	—	—	—	—	(101,024)
Transfers out of Level 3 (1)	—	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—	—
Fair value as of September 30, 2023	$3,827,807	$30,716	$—	$480	$35	$3,859,038

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2023	$(3,404)	$(1,744)	$—	$51	$—	$(5,097)

	Nine Months Ended September 30, 2023
	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Common Equity/Interests	Preferred Equity	Total
Fair value as of December 31, 2022	$2,829,970	$—	$—	$205	$56	$2,830,231
Net realized gains (losses)	1,854	—	—	—	—	1,854
Net change in unrealized gains (losses)	17,596	(2,758)	—	85	(21)	14,902
Net amortization on investments	7,283	(199)	—	—	—	7,084
Purchases, including capitalized PIK (3)	1,568,260	33,673	—	190	—	1,602,123
Sales (3)	(538,926)	—	—	—	—	(538,926)
Transfers out of Level 3 (1)	(58,230)	—	—	—	—	(58,230)
Transfers into Level 3 (1)	—	—	—	—	—	—
Fair value as of September 30, 2023	$3,827,807	$30,716	$—	$480	$35	$3,859,038

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2023	$16,563	$(2,758)	$—	$85	$(21)	$13,869
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
(2)
Includes unfunded commitments measured at fair value of $(5,459).
(3)
Includes reorganizations and restructuring of investments.

The following tables show changes in the fair value of our Level 3 investments during the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022
	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Common Equity/Interests	Preferred Equity	Total
Fair value as of June 30, 2022	$1,965,218	$—	$—	$50	$—	$1,965,268
Net realized gains (losses)	389	—	—	—	—	389
Net change in unrealized gains (losses)	(14,209)	—	—	(6)	1	(14,214)
Net amortization on investments	1,334	—	—	—	—	1,334
Purchases, including capitalized PIK (3)	564,731	—	—	150	99	564,981
Sales (3)	(70,692)	—	—	—	—	(70,692)
Transfers out of Level 3 (1)	—	—	—	—	—	—
Transfers into Level 3 (1)	29,177	—	—	—	—	29,177
Fair value as of September 30, 2022	$2,475,948	$—	$—	$194	$100	$2,476,242
				—	—	—
Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2022	$(13,100)	$—	$—	$(6)	$1	$(13,100)

	Nine Months Ended September 30, 2022
	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Common Equity/Interests	Preferred Equity	Total
Fair value as of December 31, 2021	$—	$—	$—	$—	$—	$—
Net realized gains (losses)	3,894	—	182	—	—	4,076
Net change in unrealized gains (losses)	(32,544)	—	—	(6)	1	(32,549)
Net amortization on investments	2,503	—	—	—	—	2,503
Purchases, including capitalized PIK (3)	2,460,013	—	19,958	200	99	2,480,271
Sales (3)	(249,935)	—	(20,140)	—	—	(270,075)
Transfers out of Level 3 (1)	—	—	—	—	—	—
Transfers into Level 3 (1)	292,017	—	—	—	—	292,017
Fair value as of September 30, 2022	$2,475,948	$—	$—	$194	$100	$2,476,242
	—		—	—	—	—
Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2022	$(32,384)	$—	$—	$(6)	$1	$(32,389)
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
(3)
Includes reorganizations and restructuring of investments.

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of September 30, 2023 and December 31, 2022. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2023 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range			Weighted Average (1)
First Lien Secured Debt	$3,290,866	Discounted Cash Flow	Discount Rate	8.3%	-	13.9%	11.1%
	536,941	Transactional Value	Cost	N/A		N/A	N/A
Second Lien Secured Debt	30,716	Discounted Cash Flow	Discount Rate	19.1%	-	19.1%	19.1%
Common Equity/Interests	290	Market Comparable Technique	Comparable Multiple	7.8x	-	21.0x	14.2x
	190	Transactional Value	Cost	N/A	-	N/A	N/A
Preferred Equity	35	Market Comparable Technique	Comparable Multiple	13.3x	-	13.3x	13.3x
Total Level 3 Investments	$3,859,038
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

Investment Transactions

For the three and nine months ended September 30, 2023, purchases of investments on a trade date basis were $880,047 and $2,306,194, respectively. For the three and nine months ended September 30, 2022, purchases of investments on a trade date basis were $760,047 and $5,826,781, respectively.

For the three and nine months ended September 30, 2023, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $376,012 and $1,441,363, respectively. For the three and nine months ended September 30, 2022, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $454,521 and $1,674,871, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three and nine months ended September 30, 2023, PIK income earned was $2,983 and $6,728, respectively. During the three and nine months ended September 30, 2022, PIK income earned was $1,679 and $3,627, respectively.

The following table shows the change in capitalized PIK balance for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
PIK balance at beginning of period	$8,850	$1,893	$5,333	$—
PIK income capitalized	2,392	1,734	5,909	3,627
Adjustments due to investments exited or written off	—	—	—	—
PIK income received in cash	—	—	—	—
PIK balance at end of period	$11,242	$3,627	$11,242	$3,627

Note 5. Derivative Instruments

In the normal course of business, the Company enters into derivative financial instruments to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures.

Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2023.

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value	Balance Sheet Location of Net Amounts
State Street Bank and Trust Company	$6,466	A$	10,002	12/20/2023	$13	Unrealized appreciation on foreign currency forward contracts
State Street Bank and Trust Company	4,615	₣	4,093	12/20/2023	104	Unrealized appreciation on foreign currency forward contracts
State Street Bank and Trust Company	26,299		€24,463	12/20/2023	345	Unrealized appreciation on foreign currency forward contracts
State Street Bank and Trust Company	125,650		£102,391	12/20/2023	685	Unrealized appreciation on foreign currency forward contracts
State Street Bank and Trust Company	3,040	kr	33,895	12/20/2023	(75)	Unrealized appreciation on foreign currency forward contracts
					1,072

* Totals may not foot due to rounding.

Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2022.

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value	Balance Sheet Location of Net Amounts
State Street Bank and Trust Company	$3,440	₣	3,160	3/15/2023	$(5)	Unrealized appreciation on foreign currency forward contracts
State Street Bank and Trust Company	1,903		€1,790	3/15/2023	(8)	Unrealized appreciation on foreign currency forward contracts
State Street Bank and Trust Company	10,562		€9,820	3/31/2023	(22)	Unrealized appreciation on foreign currency forward contracts
State Street Bank and Trust Company	14,813		£12,010	3/15/2023	283	Unrealized appreciation on foreign currency forward contracts
					$249

* Totals may not foot due to rounding.

Certain information related to the Company’s interest rate swaps is presented below as of September 30, 2023.

Counterparty	Notional Amount	Maturity Date	Fair Value	Financial Statement Location of Net Amounts
Goldman Sachs International	$62,000	12/21/2025	$(1,068)	Other liabilities and accrued expenses
Goldman Sachs International	$38,000	1/19/2026	(693)	Other liabilities and accrued expenses
Goldman Sachs International	$82,000	12/21/2027	(2,327)	Other liabilities and accrued expenses
Goldman Sachs International	$18,000	1/19/2028	(528)	Other liabilities and accrued expenses
Goldman Sachs International	€90,000	9/28/2026	(291)	Other liabilities and accrued expenses
SMBC Capital Markets, Inc.	$226,000	9/28/2026	(2,395)	Other liabilities and accrued expenses
SMBC Capital Markets, Inc.	$325,000	9/28/2028	(6,319)	Other liabilities and accrued expenses
			$(13,621)

* Totals may not foot due to rounding.

Certain information related to the Company’s interest rate swaps is presented below as of December 31, 2022.

Counterparty	Notional Amount	Maturity Date	Fair Value	Financial Statement Location of Net Amounts
Goldman Sachs International	$62,000	12/21/2025	$(36)	Other liabilities and accrued expenses
Goldman Sachs International	38,000	1/19/2026	(105)	Other liabilities and accrued expenses
Goldman Sachs International	82,000	12/21/2027	(231)	Other liabilities and accrued expenses
Goldman Sachs International	18,000	1/19/2028	(88)	Other liabilities and accrued expenses
			$(460)

* Totals may not foot due to rounding.

The Company’s foreign currency forward contracts are not designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three and nine months ended September 30, 2023 and 2022, for the Company’s foreign currency forward contracts, are in the following locations in the Consolidated Statements of Operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Financial Statement Location	2023	2022	2023	2022
Foreign currency forward contracts	Net realized gain(loss) on foreign currency forward contracts	$1,960	$1,076	$1,738	$2,129
		1,960	1,076	1,738	2,129

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Financial Statement Location	2023	2022	2023	2022
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$1,105	$482	$823	$582
		1,105	482	823	582

The Company’s interest rate swaps have been designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three and nine months ended September 30, 2023 and 2022, for the Company’s interest rate swaps, are in the following locations in the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,		Financial Statement Location
	2023	2022	2023	2022
Interest rate swaps	$12,078	$—	$15,425	$—	Interest and other debt expenses
Hedged items	(11,245)	—	(13,621)	—	Interest and other debt expenses

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported net in the Consolidated Statements of Assets and Liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2023:

	As of September 30, 2023
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Goldman Sachs International	$—	$—	$—	$—	$—
SMBC Capital Markets, Inc.	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
Goldman Sachs International	$(4,907)	$—	$—	$5,800	$893
SMBC Capital Markets, Inc.	(8,714)	—	—	10,100	1,386
Total	$(13,621)	$—	$—	$15,900	$2,279

(1)
In some instances, the actual amount of the collateral received and/or pledged may be more than the derivative balance shown due to overcollateralization.
(2)
Net amount of derivative assets represents the net amount due from the counterparty to the Company.
(3)
Net amount of derivative liabilities represents the net amount due from the Company to the counterparty.

There were no offsetting derivatives as of December 31, 2022.

Note 6. Debt and Foreign Currency Transactions and Translations

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2023 and December 31, 2022, the Company’s asset coverage was 236.6% and 199.2%, respectively.

The Company’s outstanding debt obligations as of September 30, 2023 were as follows:

	September 30, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Fair Value (3)	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$2,085,000	383,871	383,871	382,588	1,701,129	1,701,129
Cardinal Funding LLC	800,000	601,770	601,770	599,782	198,230	64,736
Grouse Funding LLC	250,000	187,500	187,500	187,500	62,500	33,496
Mallard Funding LLC	500,000	386,465	386,465	386,448	113,535	113,535
December 2025 Notes	62,000	62,000	60,932	60,932	—	—
January 2026 Notes	38,000	38,000	37,307	37,307	—	—
December 2027 Notes	82,000	82,000	79,673	79,673	—	—
January 2028 Notes	18,000	18,000	17,472	17,472	—	—
September 2026 Notes	226,000	226,000	223,605	223,605	—	—
September 2028 Notes	325,000	325,000	318,680	318,680	—	—
September 2026 Euronotes	95,153	95,153	94,862	94,862	—	—
Total Debt Obligations	$4,481,153	$2,405,759	$2,392,137	$2,388,849	$2,075,394	$1,912,896
Deferred Financing Costs and Debt Discounts			(21,481)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount			2,370,656

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2023. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Average debt outstanding	$2,048,042	$1,965,705	$2,069,145	$1,195,556
Maximum amount of debt outstanding	2,745,659	2,202,477	2,745,659	2,202,477

Weighted average annualized interest cost (1)	7.53%	4.34%	7.16%	3.99%
Annualized amortized debt issuance cost	0.26%	0.24%	0.26%	0.31%
Total annualized interest cost	7.79%	4.58%	7.42%	4.30%

Average 1-month SOFR rate	5.2%	2.6%	4.9%	1.7%

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility and SPV Financing Facilities, and net interest on interest rate swaps entered into qualifying hedge accounting relationships . Commitment fees for the three and nine months ended September 30, 2023 were $2,066 and $6,039, respectively. Commitment fees for the three and nine months ended September 30, 2022 were $1,827 and $5,271, respectively.

The components of interest expense for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Borrowing interest expense	$36,375	$19,944	$104,400	$29,678
Facility unused fees	2,066	1,827	6,039	5,271
Amortization of financing costs and debt issuance costs	1,381	1,185	4,098	2,693
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items
Interest rate swaps	12,078	—	15,425	—
Hedged items	(11,245)	—	(13,621)	—
Total interest expense	$40,655	$22,956	$116,341	$37,642

Senior Secured Facility

On March 11, 2022, the Company entered into a senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”) with JPMorgan Chase Bank, N.A. The aggregate lender commitments under the Senior Secured Facility on March 11, 2022 were $1.835 billion. On June 7, 2022, the Company entered into an amendment to its Senior Secured Facility to increase the multicurrency commitments from $1.835 billion to $2.085 billion. The Company may seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed approximately $2.753 billion. The scheduled maturity date of the Senior Secured Facility is March 11, 2027.

Loans under the Senior Secured Facility denominated in US dollars will bear interest, at the Company’s option, at the base rate plus a spread of 0.75% to 0.875% or the term SOFR rate plus a credit spread adjustment of 0.10% and spread of 1.75% to 1.875%, in each case, with such spread being determined based on the total amount of the Gross Borrowing Base relative to the total Combined Debt Amount, as of the date of determination. Loans under the Senior Secured Facility denominated in currencies other than US dollars will bear interest at certain local rates consistent with market standards. Interest on loans denominated in dollars is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of the applicable interest period in the case of loans bearing interest at the term SOFR rate (or at each three month interval in the case of loans with interest periods greater than three months). Interest on loans denominated in currencies other than US dollars is due and payable in a manner consistent with market standards. The Company is also obligated to pay other customary closing fees, arrangement fees, administration fees, commitment fees and letter of credit fees for a credit facility of this size and type.

The Company’s obligations to the lenders under the Senior Secured Facility are secured by a first priority security interest in substantially all of the Company’s assets.

In connection with the Senior Secured Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition, the Company must comply with the following financial covenants: (a) the Company must maintain a minimum shareholders’ equity, measured as of each fiscal quarter end; and (b) the Company must maintain at all times a 150% asset coverage ratio.

The Senior Secured Facility contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, JPMorgan Chase Bank, N.A. may terminate the commitments and declare the outstanding advances and all other obligations under the Senior Secured Facility immediately due and payable.

As of September 30, 2023, the Company was in compliance with all covenants and other requirements of the Senior Secured Facility.

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

As of September 30, 2023, the Company was in compliance with all covenants and other requirements of the SPV Financing Facilities.

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

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt obligations outstanding on its Senior Secured Facility and SPV Financing Facilities as of September 30, 2023:

	September 30, 2023
	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound	£40,800	52,002	49,780	2,222	10/30/2023
British Pound	£6,200	8,408	7,565	843	11/1/2023
British Pound	£3,500	4,747	4,270	477	10/30/2023
European Euro	€316,000	325,253	334,091	(8,838)	10/30/2023
Total	366,500	390,410	395,706	(5,296)

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

Private Placement Bonds

2022 Series A Notes

On November 15, 2022, the Company priced an offering of $200 million in aggregate principal amount of Senior Unsecured Notes (the “2022 Series A Notes”) to institutional investors in a private placement. The Notes are comprised of $62 million Senior Unsecured Notes due 2025 (the “December 2025 Notes”), $38 million Senior Unsecured Notes due 2026 (the “January 2026 Notes”), $82 million Senior Unsecured Notes due 2027 (the “December 2027 Notes”), and $18 million Senior Unsecured Notes due 2028 (the “January 2028 Notes”). The issuances of the 2022 Series A Notes occurred in two installments on December 21, 2022 and January 19, 2023. The December 2025 and January 2026 Notes have a fixed interest rate of 8.21% per annum and are due on December 21, 2025 and January 19, 2026, respectively. The December 2027 and January 2028 Notes have a fixed interest rate of 8.31% per annum and are due on December 21, 2027 and January 19, 2028, respectively. Interest on the Notes is due and payable semiannually. These interest rates are subject to increase (up to a maximum increase of 1.00% above the stated rate for each of the 2022 Series A Notes) in the event that, subject to certain exceptions, the 2022 Series A Notes cease to have an investment grade rating. There is no guarantee of the successful placement of the 2022 Series A Notes or that the closing of the 2022 Series A Notes will occur as anticipated.

In connection with the 2022 Series A Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the December 2025 Notes, the Company receives a fixed interest rate of 4.02% per annum and pays a floating interest rate at a rate determined by three-month SOFR per annum on $62 million of the 2025 Notes. Under the interest rate swap agreement related to the January 2026 Notes, the Company receives a fixed interest rate of 3.97% per annum and pays a floating interest rate at a rate determined by three-month SOFR per annum on $38 million of the 2026 Notes. Under the interest rate swap agreement related to the December 2027 Notes, the Company receives a fixed interest rate of 3.67% per annum and pays a floating interest rate at a rate determined by three-month SOFR per annum on $82 million of the 2027 Notes. Under the interest rate swap agreement related to the January 2028 Notes, the Company receives a fixed interest rate of 3.65% per annum and pays a floating interest rate at a rate determined by three-month SOFR per annum on $18 million of the 2028 Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

2023 Series A Notes

On August 10, 2023, the Company priced an offering of $650 million in aggregate principal amount of Senior Unsecured Notes (the “2023 Series A Notes”) to institutional investors in a private placement. The 2023 Series A Notes are comprised of $226 million Senior Unsecured Notes due September 28, 2026 (the “September 2026 Notes”), $325 million Senior Unsecured Notes due September 28, 2028 (the “September 2028 Notes”), and €90 million Senior Unsecured Notes due September 28, 2026 (the “September 2026 Euronotes”) . The issuances are expected to close on September 28, 2023. The September 2026 Notes, September 2028 Notes and September 2026 Euronotes have fixed interest rates of 8.54%, 8.62%, and 7.02% per annum, respectively. Interest on the Notes is due and payable semiannually. These interest rates are subject to increase (up to a maximum increase of 1.00% above the stated rate for each of the September 2026 Notes, September 2028 Notes and September 2026 Euronotes) in the event that, subject to certain exceptions, the 2023 Series A Notes cease to have an investment grade rating. These interest rates are subject to increase (up to a maximum increase of 1.50% above the stated rate for each of the September 2026 Notes, September 2028 Notes and September 2026 Euronotes) in the event that, subject to certain exceptions, the Company’s Secured Debt Ratio exceeds 60% up to August 31, 2024, and 55% subsequent to August 31, 2024. These interest rates are subject to increase (up to a maximum increase of 2.00% above the stated rate for each of the September 2026 Notes, September 2028 Notes and September 2026 Euronotes) in the event that, subject to certain exceptions, the 2023 Series A Notes cease to have an investment grade rating and the Secured Debt Ratio event has occurred as disclosed above. There is no guarantee of the successful placement of the Notes or that the closing of the 2023 Series A Notes will occur as anticipated.

In connection with the 2023 Series A Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the September 2026 Notes, the Company receives a fixed interest rate of 8.54% per annum and pays a floating interest rate of SOFR + 4.18% per annum on $226 million of the 2026 Notes. Under the interest rate swap agreement related to the September 2028 Notes, the Company receives a fixed interest rate of 8.62% per annum and pays a floating interest rate of SOFR + 4.56% per annum on $325 million of the September 2028 Notes. Under the interest rate swap agreement related to the September 2026 Euronotes, the Fund receives a fixed interest rate of 7.02% per annum and pays a floating interest rate of ESTR + 3.72% per annum on €90 million of the September 2026 Euronotes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

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

The following table summarizes transactions in common shares of beneficial interest during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class S:
Proceeds from shares sold	7,041,291	$171,574	3,176,969	$74,030	12,660,297	$305,297	8,916,542	$214,812
Repurchase of common shares	(109,366)	(2,685)	(2,131)	(49)	(211,304)	(5,136)	(7,233)	(165)
Early repurchase deduction	—	—	—	1	—	9	—	3
Distributions reinvested	201,357	4,906	64,142	1,495	483,863	11,612	95,242	2,248
Net increase (decrease)	7,133,282	$173,795	3,238,980	$75,477	12,932,856	$311,782	9,004,551	$216,898
Class D:
Proceeds from shares sold	58,969	$1,441	120,416	$2,817	91,115	$2,201	120,416	$2,817
Repurchase of common shares	—	—	—	—	—	—	—	—
Early repurchase deduction	—	—	—	—	—	—	—	—
Distributions reinvested	579	14	319	7	1,249	30	319	7
Net increase (decrease)	59,548	$1,455	120,735	$2,824	92,364	$2,231	120,735	$2,824
Class I:
Proceeds from shares sold	16,720,864	$407,636	9,056,629	$210,157	34,391,746	$827,647	75,194,730	$1,855,621
Repurchase of common shares	(1,882,529)	(46,210)	(250,113)	(5,744)	(10,923,813)	(262,835)	(326,288)	(7,486)
Early repurchase deduction	—	—	—	115	—	5	—	150
Distributions reinvested	919,582	22,397	655,606	15,268	2,588,602	62,000	1,302,235	31,087
Net increase (decrease)	15,757,917	$383,823	9,462,122	$219,796	26,056,535	$626,817	76,170,677	$1,879,372
Total net increase (decrease)	22,950,747	$559,073	12,821,837	$298,097	39,081,755	$940,830	85,295,963	$2,099,094

Net Asset Value per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class S, Class D and Class I common shares during the nine months ended September 30, 2023 and 2022:

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2023	$23.64	$23.64	$23.64
February 28, 2023	23.76	23.76	23.76
March 31, 2023	23.82	23.82	23.82
April 30, 2023	23.95	23.95	23.95
May 31, 2023	23.91	23.91	23.91
June 30, 2023	24.18	24.18	24.18
July 31, 2023	24.38	24.38	24.38
August 31, 2023	24.50	24.50	24.50
September 30, 2023	24.55	24.55	24.55

	NAV Per Share (1)
For the Month Ended	Class S	Class D	Class I
January 31, 2022	$25.04	$—	$25.04
February 28, 2022	24.74	—	24.74
March 31, 2022	24.71	—	24.71
April 30, 2022	24.63	—	24.63
May 31, 2022	23.72	—	23.72
June 30, 2022	22.87	—	22.87
July 31, 2022	23.43	23.43	23.43
August 31, 2022	23.55	23.55	23.55
September 30, 2022	22.97	22.97	22.97
(1)
Class D shares were first issued on July 1, 2022.

Distributions

The Board authorizes and declares monthly distribution amounts per share of Class S, Class D and Class I common shares. The following table presents distributions that were declared during the nine months ended September 30, 2023:

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2023	January 20, 2023	February 24, 2023	$0.1433	$1,631	$0.1551	$18	$0.1600	$13,422
February 28, 2023	February 17, 2023	March 29, 2023	0.1446	1,703	0.1555	18	0.1600	13,675
February 28, 2023	January 20, 2023	March 29, 2023	0.0200	236	0.0200	2	0.0200	1,709	(1)
March 31, 2023	March 24, 2023	April 26, 2023	0.1428	1,803	0.1550	20	0.1600	14,193
March 31, 2023	January 20, 2023	April 26, 2023	0.0200	253	0.0200	3	0.0200	1,774	(1)
April 28, 2023	April 20, 2023	May 26, 2023	0.1434	1,964	0.1551	22	0.1600	14,345
April 28, 2023	January 20, 2023	May 26, 2023	0.0200	274	0.0200	3	0.0200	1,793	(1)
May 31, 2023	May 23, 2023	June 28, 2023	0.1427	2,169	0.1549	22	0.1600	14,759
May 31, 2023	April 20, 2023	June 28, 2023	0.0200	304	0.0200	3	0.0200	1,845	(1)
June 30, 2023	June 23, 2023	July 27, 2023	0.1433	2,392	0.1551	22	0.1600	15,329
June 30, 2023	May 23, 2023	July 27, 2023	0.0200	334	0.0200	3	0.0200	1,916	(1)
July 30, 2023	June 23, 2023	August 29, 2023	0.0200	381	0.0200	3	0.0200	1,945
July 31, 2023	July 20, 2023	August 29, 2023	0.1425	2,715	0.1549	22	0.1600	15,557	(1)
August 31, 2023	August 23, 2023	September 27, 2023	0.1424	2,948	0.1548	25	0.1600	16,333
August 31, 2023	July 20, 2023	September 27, 2023	0.0200	414	0.0200	3	0.0200	2,042	(1)
September 30, 2023	September 21, 2023	October 27, 2023	0.1629	3,888	0.1750	35	0.1800	19,779
			$1.4479	$23,409	$1.5554	$224	$1.6000	$150,416

* Totals may not foot due to rounding.

(1)
Represents a special distribution.

The following table presents distributions that were declared during the nine months ended September 30, 2022:

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2022	January 31, 2022	March 7, 2022	$—	$—	$—	$—	$0.1045	$2,744
February 28, 2022	February 28, 2022	April 1, 2022	0.1245	22	—	—	0.1408	6,096
March 29, 2022	March 29, 2022	April 29, 2022	0.1229	225	—	—	0.1408	7,472
April 30, 2022	April 21, 2022	May 26, 2022	0.1235	426	—	—	0.1408	8,388
May 31, 2022	May 20, 2022	June 28, 2022	0.1230	576	—	—	0.1408	9,105
June 30, 2022	June 22, 2022	July 28, 2022	0.1242	717	—	—	0.1408	9,404
July 29, 2022	July 25, 2022	August 29, 2022	0.1243	842	0.1359	3	0.1408	10,012
August 31, 2022	August 23, 2022	September 28, 2022	0.1239	956	0.1358	7	0.1408	10,366
September 30, 2022	September 22, 2022	October 28, 2022	0.1243	1,120	0.1360	16	0.1408	10,760
			$0.9907	$4,883	$0.4077	$27	$1.2309	$74,347

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

Through September 30, 2023, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the nine months ended September 30, 2023:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.4479	$23,409	$1.5554	$224	$1.6000	$150,416
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—
	$1.4479	$23,409	$1.5554	$224	$1.6000	$150,416

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the nine months ended September 30, 2022:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.9907	$4,884	$0.4077	$27	$1.2309	$74,347
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—
	$0.9907	$4,884	$0.4077	$27	$1.2309	$74,347

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

The following table presents information with respect to the Company’s share repurchases during the nine months ended September 30, 2023:

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 15, 2023	5,512,759	5.94%	$23.82	March 31, 2023	$131,283	—
June 14, 2023	3,630,463	3.78%	$24.18	June 30, 2023	87,781	1,167,048
September 14, 2023	1,991,895	1.83%	$24.55	September 30, 2023	48,894	3,458,546

(1) Percentage is based on total shares as of the close of the previous calendar quarter

(2) All repurchase requests were satisfied in full

(3) Amounts shown net of Early Repurchase Deduction

The following table presents information with respect to the Company’s share repurchases during the nine months ended September 30, 2022:

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
June 17, 2022	81,278	0.11%	$22.87	June 30, 2022	$1,821	2,745,085
September 13, 2022	252,244	0.01%	$22.97	September 30, 2022	5,677	3,623,806

(1) Percentage is based on total shares as of the close of the previous calendar quarter

(2) All repurchase requests were satisfied in full

(3) Amounts shown net of Early Repurchase Deduction

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2023 and December 31, 2022, the Company had the following unfunded commitments to its portfolio companies:

	September 30, 2023	December 31, 2022
Unfunded revolver obligations, bridge loan and backstop commitments (1)	$245,111	$181,974
Standby letters of credit issued and outstanding (2)	1,843	880
Unfunded delayed draw loan commitments (3)	257,387	252,210
Total Unfunded Commitments (4)	$504,341	$435,064
(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2023, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of September 30, 2023 and December 31, 2022, the bridge loan and backstop commitments included in the balances were $30,777 and $93,000.
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

Organizational and Offering Costs

The Adviser agreed to bear all of the Company’s organization and offering expenses through the date on which the Company broke escrow for the initial offering of its common shares. The Company is obligated to reimburse the Adviser for such expenses incurred upon breaking escrow for our offering. The Company did not incur organization and offering costs for the three and nine months ended September 30, 2023. The total organization and offering costs incurred three and nine months ended September 30, 2022 were $2,940 and $2,940, which were recognized by the Company when it broke escrow for the initial offering of its common shares.

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

For the year ended December 31, 2022, the Company purchased debt investments from the Financing Provider with an aggregate principal amount of $436 million (excluding unfunded revolvers and delayed draw positions of $0.2 million), at a purchase price of $412 million, resulting in an unrealized gain of approximately $3 million. During the nine months ended September 30, 2023, no additional transactions with the Financing Provider as it relates to the warehousing transactions had occurred.

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

Management is not aware of any pending or threatened material litigation as of September 30, 2023 other than the matter disclosed above.

Note 9. Financial Highlights

The following are the financial highlights for the nine months ended September 30, 2023:

	Nine Months Ended September 30, 2023

	Class S (6)	Class D (7)	Class I (8)
Per Share Data:
Net asset value at beginning of period	$23.20	$23.20	$23.20
Net investment income (1)	1.76	1.89	1.91
Net unrealized and realized gains (losses) (2)	1.04	1.02	1.04
Net increase (decrease) in net assets resulting from operations	2.80	2.91	2.95
Distribution declared (3)	(1.45)	(1.56)	(1.60)
Net asset value at end of period	$24.55	$24.55	$24.55

Total return (4)	12.33%	12.83%	13.04%
Shares outstanding, end of period	23,760,595	199,307	107,999,762
Weighted average shares outstanding	16,135,726	144,060	93,886,816

Ratio/Supplemental Data
Net assets at end of period	$583,245	$4,892	$2,651,042
Annualized ratio of net expenses to average net assets (5)	10.18%	9.50%	9.43%
Annualized ratio of net investment income to average net assets (5)	9.81%	10.54%	10.67%
Portfolio turnover rate	31.13%	31.13%	31.13%
Asset coverage per unit (9)	2,366	2,366	2,366

The following are the financial highlights for the nine months ended September 30, 2022:

	Nine Months Ended September 30, 2022

	Class S (6)	Class D (7)	Class I (8)
Per Share Data:
Net asset value at beginning of period	$25.04	$22.87	$25.00
Net investment income (1)	1.20	0.50	1.42
Net unrealized and realized gains (losses) (2)	(2.28)	0.01	(2.22)
Net increase (decrease) in net assets resulting from operations	(1.08)	0.51	(0.80)
Distribution declared (3)	(0.99)	(0.41)	(1.23)
Net asset value at end of period	$22.97	$22.97	$22.97

Total return (4)	(4.39)%	2.18%	(3.30)%
Shares outstanding, end of period	9,004,550	120,735	76,172,677
Weighted average shares outstanding	4,969,834	65,048	60,255,568

Ratio/Supplemental Data
Net assets at end of period	$206,789	$2,772	$1,749,312
Annualized ratio of net expenses to average net assets (5)	6.64%	8.13%	4.62%
Annualized ratio of net investment income to average net assets (5)	7.64%	8.49%	8.07%
Portfolio turnover rate	53.48%	53.48%	53.48%
Asset coverage per unit (9)	1,948	1,948	1,948

_________________________________________________________________

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
(5)
For the nine months ended September 30, 2023, amounts are annualized except for organizational costs and management fee and income based incentive fee waivers by the Adviser. For the nine months ended September 30, 2023, the total operating expenses to average net assets were 10.18%, 9.50% and 9.43%, for Class S, Class D and Class I shares, respectively, prior to management fee waivers and expense support provided by the Adviser. For the nine months ended September 30, 2022, the total operating expenses to average net assets were 7.72%, 8.11%, and 6.20% for Class S, Class D and Class I shares, respectively, prior to management fee waivers and expense support provided by the Adviser. Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables.
(6)
Class S shares were first issued on February 1, 2022.
(7)
Class D shares were first issued on July 1, 2022.
(8)
Class I shares were first issued on January 7, 2022 (commencement of operations).
(9)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of September 30, 2023, the Company's asset coverage was 236.6%.

_________________________________________________________________

Note 10. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

October Financial Update and Distribution Declaration

On October 1, 2023, the Company issued and sold 11,199,047 shares (consisting of 8,290,439 Class I shares, 2,861,620 Class S shares, and 46,988 Class D shares at an offering price of $24.55 per share for the Class I, Class S, and Class D shares), and the Company received approximately $274.9 million as payment for such shares.

On October 24, 2023, the Company's Board declared distributions of $0.1623 per Class S Share, $0.1748 per Class D share, and $0.1800 per Class I share which is payable on or around November 29, 2023 to shareholders of record as of October 31, 2023. Additionally, the Company will pay a special distribution of $0.02 per share on or around November 29, 2023 to all shareholders of record as of October 31, 2023.

November Subscriptions

The Company received approximately $220 million of net proceeds relating to the issuance of Class S shares, Class D shares, and Class I shares for subscriptions effective November 1, 2023.

Credit Facility Agreements

Merlin Funding LLC

On October 6, 2023, Merlin Funding LLC (“Merlin Funding”), a wholly owned, consolidated subsidiary of the Company, entered into a credit facility (the “Merlin Credit Facility”), among Merlin Funding as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent and as a lender, and Deutsche Bank National Trust Company, as collateral agent, account bank and collateral custodian. From time to time Merlin Funding expects to use amounts borrowed under the Merlin Credit Facility to acquire eligible assets from the secondary market, composed primarily of first priority broadly syndicated corporate loans. The Merlin Credit Facility provides for the ability to draw and re-draw revolving loans for a period of up to two years after the closing date unless the commitments are terminated sooner as provided in the Merlin Credit Facility credit agreement. Amounts drawn under the Merlin Credit Facility will bear interest at the 1-month secured overnight financing rate published by the Federal Reserve Bank of New York (the “Term SOFR”), in each case, plus a margin. Borrowings under the Merlin Funding Credit Agreement bear interest at Term SOFR plus a spread of (x) to and excluding October 6, 2025, 1.60%, (y) from October 6, 2025 and prior to April 6, 2026, 2.20% and (z) from April 6, 2026 and thereafter, 2.40%. The Company serves as warehouse collateral manager to Merlin Funding.

Amended and Restated Senior Secured Facility

On October 12, 2023, the Company amended and extended its Senior Secured Facility. Lender commitments under the Senior Secured Facility increased from $2.085 billion to $2.185 billion and the Senior Secured Facility’s “accordion” feature that allows the Company to increase the size of the Senior Secured Facility increased from approximately $2.753 billion to approximately $3.278 billion.

The final maturity date under the Senior Secured Facility was extended by over one year from March 11, 2027 to October 12, 2028. The covenants and representations and warranties the Company is required to comply with were also modified (including, among other things, that the minimum shareholders’ equity test was reset), but the remaining terms and conditions of the Senior Secured Facility remain substantially the same.

Terms used in the foregoing paragraphs have the meanings set forth in the Senior Secured Facility. The description above is only a summary of the material provisions of the Senior Secured Facility and does not purport to be complete and is qualified in its entirety by reference to the provisions in such Senior Secured Facility, which is attached as exhibits.

Report of Independent Registered Public Accounting Firm

To the shareholders and Board of Trustees of Apollo Debt Solutions BDC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Apollo Debt Solutions BDC and subsidiaries (the “Company”) as of September 30, 2023, the related consolidated statements of operations and consolidated statements of changes in net assets for the three-month and nine-month periods ended September 30, 2023 and 2022, the consolidated statements of cash flows and the financial highlights for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

November 9, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in "Risk Factors" in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2022 and Part II, Item 1A of and elsewhere in this Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements. The nine months ended September 30, 2023 represents the period from January 1, 2023 to September 30, 2023.

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

Recent Developments

Appointment of Chief Financial Officer

On June 2, 2023, Amit Joshi notified Apollo Debt Solutions BDC (the “Company”) of his intention to resign as Chief Financial Officer. Gregory Hunt has been serving as the Company’s Interim Chief Financial Officer while the Company completed its search for a permanent successor. On October 2, 2023, the Board of Trustees of the Company appointed Eric Rosenberg as the Company’s Chief Financial Officer, effective October 2, 2023.

Mr. Rosenberg (i) was not appointed as the Company’s Chief Financial Officer pursuant to any arrangement or understanding with any other person; (ii) does not have a family relationship with any of the Company’s trustees or other executive officers; (iii) has not engaged, since the beginning of the Company’s last fiscal year, nor proposes to engage, in any transaction in which the Company was or is a participant; and (iv) has not entered into, nor expects to enter into, any material plan, contract, arrangement, grant or award in connection with his appointment as the Company’s Chief Financial Officer.

Mr. Rosenberg, 55, joined Apollo Global Management, Inc. (“Apollo”), an affiliate of the Company’s investment adviser, in 2023 as a Managing Director. Prior to joining Apollo, Mr. Rosenberg was Chief Operating Officer and Chief Financial Officer for a family investment office from February 2022 to June 2023. Previously, Mr. Rosenberg was Chief Financial Officer and Managing Director for Anchorage Capital Group from 2016 to 2022. Also, he was Chief Financial Officer and Managing Director for Blackstone Credit (formerly known as GSO Capital Partners) from 2008 to 2016. Prior to Blackstone, Mr. Rosenberg held various positions at Goldman Sachs from 1998 to 2008. Mr. Rosenberg started his career in public accounting with Anchin Block & Anchin (1990-1994) followed by Goldstein Golub Kessler (1994-1998). Mr. Rosenberg earned a Bachelor of Business Administration with a concentration in Accounting from Boston University, School of Management. Mr. Rosenberg is a Certified Public Accountant (CPA).

Appointment of Chief Operating Officer

On October 2, 2023, the Board of Trustees of the Company appointed Adam Eling as the Company’s Chief Operating Officer, effective October 2, 2023.

Mr. Eling (i) was not appointed as the Company’s Chief Operating Officer pursuant to any arrangement or understanding with any other person; (ii) does not have a family relationship with any of the Company’s trustees or other executive officers; (iii) has not engaged, since the beginning of the Company’s last fiscal year, nor proposes to engage, in any transaction in which the Company was or is a participant; and (iv) has not entered into, nor expects to enter into, any material plan, contract, arrangement, grant or award in connection with his appointment as the Company’s Chief Operating Officer.

Mr. Eling, 41, joined Apollo in 2012 and is a member of Apollo’s Investment Chief Operating Officer’s team, which is responsible for evaluating and executing growth initiatives for Apollo’s credit platform (“Apollo Credit”). Mr. Eling’s responsibilities include developing and expanding Apollo’s credit investing capabilities from ideation through implementation and acting as an adviser to senior leadership of Apollo Credit in the evaluation and operation of all aspects of the platform with a strong emphasis on commercializing Apollo’s investment activities and “business building.” Since early 2023, Mr. Eling has served as Chief Operating Officer of Apollo’s Global Direct Lending business. Previously, Mr. Eling was involved in the development and execution of other strategic growth initiatives for Apollo, including the creation of Apollo’s dedicated efforts in Digital Assets, the development and expansion of Apollo’s Aviation Finance franchise, as well as the development of Apollo’s initial products for the wealth channel, including the creation and launch of Apollo Debt Solutions BDC. Prior to joining Apollo, Mr. Eling was an equity research analyst covering the financial services sector at Credit Suisse from 2006 to 2012. Mr. Eling graduated summa cum laude from University of Cincinnati with a BBA in Finance and International Business. He is a Chartered Financial Analyst (CFA).

In addition, see “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 10. Subsequent Events” for a summary of recent developments.

Portfolio and Investment Activity

Our portfolio and investment activity during the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)*	2023	2022	2023	2022
Investments made in portfolio companies	$880,047	$760,047	$2,306,194	$5,826,781
Investments sold	(341,086)	(423,540)	(1,059,230)	(1,436,468)
Net activity before repaid investments	$538,961	$336,507	$1,246,964	$4,390,313
Investments repaid	(34,926)	(30,981)	(382,133)	(238,403)
Net investment activity	$504,035	$305,526	$864,831	$4,151,910

Portfolio companies at beginning of period	146	128	128	—
Number of new portfolio companies	30	18	72	191
Number of exited portfolio companies	(18)	(19)	(42)	(64)
Portfolio companies at end of period	158	127	158	127

Number of investments made in existing portfolio companies	18	10	22	29

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Portfolio composition, at fair value:
First lien secured debt	99.1%	99.0%
Second lien secured debt	0.6%	0.0%
Unsecured debt and other	0.3%	1.0%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	11.5%	10.0%
Second lien secured debt (2)	11.0%	—
Unsecured debt and other (2)	7.6%	11.1%
Total portfolio (3)	11.5%	10.1%
Interest rate type, at fair value:
Fixed rate amount	$0.2 billion	$0.1 billion
Floating rate amount	$5.1 billion	$4.2 billion
Fixed rate, as percentage of total	3.9%	1.5%
Floating rate, as percentage of total	96.1%	98.5%
Interest rate type, at amortized cost:
Fixed rate amount	$0.2 billion	$0.1 billion
Floating rate amount	$5.1 billion	$4.3 billion
Fixed rate, as percentage of total	4.1%	2.1%
Floating rate, as percentage of total	95.9%	97.9%
Weighted average spread over reference rate of all floating rate investments	5.8%	5.5%

(1)
An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.
(2)
Exclusive of investments on non-accrual status. As of September 30, 2023 and December 31, 2022 there were no investments on non-accrual status.
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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
Investment Ranking	Fair Value	Percentage	Fair Value	Percentage
(in thousands)
1	$8,406	0.2%	$8,536	0.2%
2	5,103,489	96.5%	4,220,721	98.0%
3	175,337	3.3%	79,635	1.8%
4	—	0.0%	—	0.0%
5	—	0.0%	—	0.0%
Total	$5,287,232	100.0%	$4,308,892	100.0%

Results of Operations

Operating results for the three and nine months ended September 30, 2023 and 2022 were as follows (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total investment income	$148.1	$78.5	$396.7	$145.6
Net expenses	(68.5)	(37.3)	(188.5)	(54.2)
Net investment income	79.6	41.2	208.3	91.4
Net realized gain (loss)	6.6	1.0	1.2	(12.2)
Net unrealized appreciation (depreciation)	24.3	(4.9)	108.0	(140.3)
Net increase (decrease) in net assets resulting from operations	$110.4	$37.2	$317.5	$(61.1)

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

Investment Income

Investment income, for the three and nine months ended September 30, 2023 and 2022 were as follows (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Income
Interest income	$142.5	$73.7	$384.3	$134.4
PIK interest income	3.0	1.7	6.7	3.6
Dividend income	0.1	—	0.1	—
Other income	2.5	3.1	5.5	7.6
Total investment income	$148.1	$78.5	$396.7	$145.6

* Totals may not foot due to rounding.

For the three months ended September 30, 2023, total investment income increased to $148.1 million from $78.5 million for the same period in the prior year primarily driven by our continuing deployment of capital and rising interest rates. The size of our investment portfolio at fair value increased to $5.3 billion at September 30, 2023 from $4.0 billion at September 30, 2022. Additionally, our weighted average yield on debt and income producing investments increased to 11.3% for the three months ended September 30, 2023 from 9.3% for the three months ended September 30, 2022 in the prior year. For the three months ended September 30, 2023 and 2022 payment-in-kind income represented 2.0% and 2.2% of total investment income, respectively.

For the nine months ended September 30, 2023, total investment income increased to $396.7 million from $145.6 million for the same period in the prior year primarily driven by our deployment of capital and rising interest rates. The size of our investment portfolio at fair value increased to $5.3 billion at September 30, 2023 from $4.0 billion at September 30, 2022. Additionally, our weighted average yield on debt and income producing investments increased to 10.9% for the nine months ended September 30, 2023 from 9.3% for the nine months ended September 30, 2022 in the prior year. For the nine months ended September 30, 2023 and 2022 payment-in-kind income represented 1.7% and 2.5% of total investment income, respectively.

While rising interest rates have favorably impacted our investment income during the three and nine months ended September 30, 2023, further interest rate increases and the resulting higher cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. If such interest rate increases occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and/or our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.

Expenses

Expenses for the three and nine months ended September 30, 2023 and 2022 were as follows (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Management fees	$9.5	$6.0	$24.7	$14.2
Performance-based incentive fees	11.5	5.9	30.1	10.6
Interest and other debt expenses	40.7	23.0	116.3	37.6
Organization costs	—	—	—	0.9
Offering costs	—	0.5	0.0	1.5
Trustees' fees	0.1	0.1	0.3	0.3
Shareholder servicing fees	1.1	0.4	2.5	0.7
Administrative service expenses	0.7	0.6	2.0	1.8
Other general and administrative expenses	3.4	1.6	8.1	4.6
Total expenses	$67.1	$38.1	$184.0	$72.3
Management and performance-based incentive fees waived	—	(0.8)	—	(13.7)
Expense support	—	—	—	(4.4)
Expense support reimbursement	1.5	—	4.4	—
Net Expenses	$68.5	$37.3	$188.5	$54.2

* Totals may not foot due to rounding.

For the three and nine months ended September 30, 2023, net expenses were $68.5 and $188.5 million, respectively, primarily comprised of interest and other debt expenses.

Interest and other debt expenses

For the three months ended September 30, 2023, interest and other debt expenses increased to $40.7 million from $23.0 million for the same period in the prior year, primarily driven by increased borrowing expenses, due to rising interest rates, on our Senior Secured Facility, SPV Financing Facilities and Private Placements. The total annualized cost of debt increased to 7.8% for the three months ended September 30, 2023 from 4.6% for the same period in the prior year. The average principal debt outstanding remained flat, at $2.0 billion, for the three months ended September 30, 2023 compared to the same period in the prior year.

For the nine months ended September 30, 2023, interest and other debt expenses increased to $116.3 million from $37.6 million for the same period in the prior year, primarily driven by increased borrowings and borrowing expenses, due to rising interest rates, on our Senior Secured Facility, SPV Financing Facilities and Private Placements. The average principal debt outstanding increased to $2.1 billion for the nine months ended September 30, 2023 from $1.2 billion for the same period in the prior year, and total annualized cost of debt increased to 7.4% for the nine months ended September 30, 2023 from 4.3% for the same period in the prior year.

Management fees

For the three months ended September 30, 2023, gross management fees increased to $9.5 million from $6.0 million for the same period in the prior year, primarily due to an increase in average net assets. Our average net assets increased to $3.0 billion for the three months ended September 30, 2023 from $1.9 billion for the three months ended September 30, 2022. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. The Adviser had waived management fees through July 7, 2022, which resulted in a waiver of $0.4 million for the three months ended September 30, 2022. No management fees have been waived for the three months ended September 30, 2023.

For the nine months ended September 30, 2023, gross management fees increased to $24.7 million from $14.2 million for the same period in the prior year, primarily due to an increase in average net assets. Our average net assets increased to $2.6 billion for the nine months ended September 30, 2023 from $1.6 billion for the nine months ended September 30, 2022. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. The Adviser had waived management fees through July 7, 2022, which resulted in a waiver of $8.6 million for the nine months ended September 30, 2022. No management fees have been waived for the nine months ended September 30, 2023.

Incentive fees

For the three months ended September 30, 2023, incentive fees increased to $11.5 million from $5.9 million for the same period in the prior year primarily due to our deployment of capital and increase in net investment income. The Adviser had waived incentive fees through July 7, 2022, which resulted in a waiver of $0.4 million for the three months ended September 30, 2022. No incentive fees have been waived for the three months ended September 30, 2023.

For the nine months ended September 30, 2023, incentive fees increased to $30.1 million from $10.6 million for the same period in the prior year primarily due to our deployment of capital and increase in net investment income. The Adviser had waived incentive fees through July 7, 2022, which resulted in a waiver of $5.1 million for the nine months ended September 30, 2022. No incentive fees have been waived for the three months ended September 30, 2023.

Expense support

For the three months ended September 30, 2023, the Company did not receive expense support from the Adviser, and repaid the Adviser $1.5 million for expenses previously paid by the Adviser on behalf of the Company. For the three months ended September 30, 2022, the Company did not receive expense support from the Adviser and did not make any repayments.

For the nine months ended September 30, 2023, the Company did not receive expense support from the Adviser, and repaid the Adviser $4.4 million for expenses previously paid by the Adviser on behalf of the Company. For the nine months ended September 30, 2022, the Company received $4.4 million in expense support from the Adviser and did not make any repayments.

As of September 30, 2023, all expense support received by the Company has been repaid to the Adviser.

Net Realized Gain (Loss)

Net realized gains (losses) for the three and nine months ended September 30, 2023 and 2022 were comprised of the following (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Non-controlled/non-affiliated investments	$1.0	$(4.1)	$(3.6)	$(17.5)
Foreign currency transactions	3.6	4.0	3.1	3.2
Foreign currency forward contracts	2.0	1.1	1.7	2.1
Net realized gains (losses)	$6.6	$1.0	$1.2	$(12.2)

* Totals may not foot due to rounding.

For the three and nine months ended September 30, 2023, we recognized gross realized gains on investments of $8.0 million and $35.4 million, respectively, and gross realized losses on investments of $7.0 million and $39.0 million, respectively, resulting in net realized gains on investments of $1.0 million for the three months ended September 30, 2023, and net realized losses on investments of $3.6 million for the nine months ended September 30, 2023, primarily from full or partial sales of our liquid debt investments.

For the three and nine months ended September 30, 2022, we recognized gross realized gains on investments of $17.8 million and $123.4 million, respectively, and gross realized losses on investments of $21.9 million and $140.9 million, respectively, resulting in net realized losses on investments of $4.1 million and $17.5 million, respectively, primarily from full or partial sales of our liquid debt investments.

Net Unrealized Gain (Loss)

Net unrealized gains (losses) for the three and nine months ended September 30, 2023 and 2022 were comprised of the following (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Non-controlled/non-affiliated investments	$8.9	$(19.9)	$102.6	$(160.0)
Foreign currency forward contracts	1.1	0.5	0.8	0.6
Foreign currency translations	14.2	14.5	4.6	19.1
Net unrealized gains (losses)	$24.3	$(4.9)	$108.0	$(140.3)

* Totals may not foot due to rounding.

For the three months ended September 30, 2023, we recognized gross unrealized gains on investments of $43.2 million and gross unrealized losses on investments of $34.3 million, resulting in net change in unrealized gains of $8.9 million for the third fiscal quarter of 2023. The fair value of our debt investments as a percentage of principal increased from 95.4% as of June 30, 2023 to 97.9% as of September 30, 2023, driven by strong portfolio company fundamentals and performance of the syndicated loan market and changes in the economic outlook.

For the nine months ended September 30, 2023, we recognized gross unrealized gains on investments of $122.2 million and gross unrealized losses on investments of $19.6 million, resulting in net change in unrealized gains of $102.6 million on investments year-to-date. The fair value of our debt investments as a percentage of principal increased from 96.3% as of December 31, 2023 to 97.9% as of September 30, 2023, driven by strong portfolio company fundamentals and performance of the syndicated loan market and changes in the economic outlook.

For the three months ended September 30, 2022, we recognized gross unrealized gains on investments of $0.2 million and gross unrealized losses on investments of $20.1 million, resulting in net change in unrealized losses of $19.9 million in the third fiscal quarter of 2022. The capital depreciation noted on the investment portfolio was primarily driven by continued volatility in the syndicated loan market, primarily driven by inflationary concerns.

For the nine months ended September 30, 2022, we recognized gross unrealized gains on investments of $4.4 million and gross unrealized losses on investments of $164.4 million, resulting in net change in unrealized losses of $160.0 million year-to-date. The capital depreciation noted on the investment portfolio was primarily driven by volatility in the syndicated loan market, driven by inflationary concerns and the Russia/Ukraine conflict.

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

Liquidity and Capital Resources

The Company’s liquidity and capital resources are generated and generally available through our continuous offering of common shares and debt offerings, our Senior Secured Facility (as defined in Note 6 of the consolidated financial statements), investments in special purpose entities in which we may hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and repayments of senior and subordinated loans and income earned from investments.

As of September 30, 2023, we had three asset based leverage facilities, seven unsecured debt issuances and one revolving credit facility outstanding. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%.

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

Debt

See Note 6 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of September 30, 2023:

	Payments Due by Period*
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$384	$—	$—	$384	$—
SPV Financing Facilities (2)	1,176	—	315	861	—
Unsecured Notes	846	—	421	425	—
Total Debt Obligations	$2,406	$—	$736	$1,670	$—

* Totals may not foot due to rounding.

(1)
As of September 30, 2023, aggregate lender commitments under the Senior Secured Facility totaled $1,701.1 million of unused capacity.
(2)
As of September 30, 2023, aggregate lender commitments under the SPV Financing Facilities totaled $374.3 million of unused capacity.

Net Assets

See Note 7 to the consolidated financial statements for information on the Company’s common shares and related capital activities.

Distributions

The following table summarizes our distributions declared and payable for the nine months ended September 30, 2023 (dollar amounts in thousands, except per share amounts):

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2023	January 20, 2023	February 24, 2023	$0.1433	$1,631	$0.1551	$18	$0.1600	$13,422
February 28, 2023	February 17, 2023	March 29, 2023	0.1446	1,703	0.1555	18	0.1600	13,675
February 28, 2023	January 20, 2023	March 29, 2023	0.0200	236	0.0200	2	0.0200	1,709	(1)
March 31, 2023	March 24, 2023	April 26, 2023	0.1428	1,803	0.1550	20	0.1600	14,193
March 31, 2023	January 20, 2023	April 26, 2023	0.0200	253	0.0200	3	0.0200	1,774	(1)
April 28, 2023	April 20, 2023	May 26, 2023	0.1434	1,964	0.1551	22	0.1600	14,345
April 28, 2023	January 20, 2023	May 26, 2023	0.0200	274	0.0200	3	0.0200	1,793	(1)
May 31, 2023	May 23, 2023	June 28, 2023	0.1427	2,169	0.1549	22	0.1600	14,759
May 31, 2023	April 20, 2023	June 28, 2023	0.0200	304	0.0200	3	0.0200	1,845	(1)
June 30, 2023	June 23, 2023	July 27, 2023	0.1433	2,392	0.1551	22	0.1600	15,329
June 30, 2023	May 23, 2023	July 27, 2023	0.0200	334	0.0200	3	0.0200	1,916	(1)
July 30, 2023	June 23, 2023	August 29, 2023	0.0200	381	0.0200	3	0.0200	1,945
July 31, 2023	July 20, 2023	August 29, 2023	0.1425	2,715	0.1549	22	0.1600	15,557	(1)
August 31, 2023	August 23, 2023	September 27, 2023	0.1424	2,948	0.1548	25	0.1600	16,333
August 31, 2023	July 20, 2023	September 27, 2023	0.0200	414	0.0200	3	0.0200	2,042	(1)
September 30, 2023	September 21, 2023	October 27, 2023	0.1629	3,888	0.1750	35	0.1800	19,779
			$1.4479	$23,409	$1.5554	$224	$1.6000	$150,416

* Totals may not foot due to rounding.

(1)
Represents a special distribution.

The following table presents distributions that were declared during the nine months ended September 30, 2022 (dollar amounts in thousands, except per share amounts):

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2022	January 31, 2022	March 7, 2022	$—	$—	$—	$—	$0.1045	$2,744
February 28, 2022	February 28, 2022	April 1, 2022	0.1245	22	—	—	0.1408	6,096
March 29, 2022	March 29, 2022	April 29, 2022	0.1229	225	—	—	0.1408	7,472
April 30, 2022	April 21, 2022	May 26, 2022	0.1235	426	—	—	0.1408	8,388
May 31, 2022	May 20, 2022	June 28, 2022	0.1230	576	—	—	0.1408	9,105
June 30, 2022	June 22, 2022	July 28, 2022	0.1242	717	—	—	0.1408	9,404
July 29, 2022	July 25, 2022	August 29, 2022	0.1243	842	0.1359	3	0.1408	10,012
August 31, 2022	August 23, 2022	September 28, 2022	0.1239	956	0.1358	7	0.1408	10,366
September 30, 2022	September 22, 2022	October 28, 2022	0.1243	1,120	0.1360	16	0.1408	10,760
			$0.9907	$4,883	$0.4077	$27	$1.2309	$74,347

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the nine months ended September 30, 2023 (dollar amounts in thousands, except per share amounts):

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.4479	$23,409	$1.5554	$224	$1.6000	$150,416
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—
	$1.4479	$23,409	$1.5554	$224	$1.6000	$150,416

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the nine months ended September 30, 2022 (dollar amounts in thousands, except per share amounts):

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.9907	$4,884	$0.4077	$27	$1.2309	$74,347
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—
	$0.9907	$4,884	$0.4077	$27	$1.2309	$74,347

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

The following table presents information with respect to the Company’s share repurchases during the nine months ended September 30, 2023 (dollar amounts in thousands, except per share amounts):

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 15, 2023	5,512,759	5.94%	$23.82	March 31, 2023	$131,283	—
June 14, 2023	3,630,463	3.78%	$24.18	June 30, 2023	87,781	1,167,048
September 14, 2023	1,991,895	1.83%	$24.55	September 30, 2023	48,894	3,458,546

(1) Percentage is based on total shares as of the close of the previous calendar quarter

(2) All repurchase requests were satisfied in full

(3) Amounts shown net of Early Repurchase Deduction

The following table presents information with respect to the Company’s share repurchases during the nine months ended September 30, 2022 (dollar amounts in thousands, except per share amounts):

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
June 17, 2022	81,278	0.11%	$22.87	June 30, 2022	$1,821	2,745,085
September 13, 2022	252,244	0.01%	$22.97	September 30, 2022	5,677	3,623,806

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

Off-Balance Sheet Arrangements

The Adviser has agreed to bear all expenses incurred prior to us breaking escrow for the offering, including our organization and offering expenses, through the date on which we break escrow for the initial offering of its common shares. We will be obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for the offering. The total organization and offering costs incurred through September 30, 2023 were $2.9 million.

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

Management is not aware of any pending or threatened material litigation as of September 30, 2023 other than the matter disclosed above.

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

Critical Accounting Estimates

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates should be read in connection with our risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, and “Item 1. Consolidated Financial Statements —Notes to Consolidated Financial Statements—Note 2. Significant Accounting Policies.” of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the nine months ended September 30, 2023, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant:

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

Investment valuation risk

Because there is not a readily available market value for most of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by our Board of Trustees based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board of Trustees to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Notes 2 and 4 to our consolidated financial statements for the three and nine months ended September 30, 2023, for more information relating to our investment valuation.

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

As of September 30, 2023, 96% of our debt portfolio investments bore interest at variable rates, which generally are SOFR based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Our Senior Secured Facility and SPV Financing Facilities bear interest at SOFR rates with no interest rate floor. Our Unsecured Notes, which bear interest at fixed rates, are hedged by entering into fixed to floating interest rate swaps, in order to align the interest rates of our liabilities in our investment portfolio. As of September 30, 2023, all non-U.S. dollar LIBOR publications have been phased out. The phase out of a majority of the U.S. dollar publications was delayed until June 30, 2023. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities, or the cost of our borrowings. Please see “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies". Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities in our portfolio or the cost of our borrowings.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of September 30, 2023, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
(in millions)
Up 200 basis points	$48.6	$0.368
Up 150 basis points	36.4	0.276
Up 100 basis points	24.3	0.184
Up 50 basis points	12.1	0.092
Down 50 basis points	(12.1)	(0.092)
Down 100 basis points	(24.3)	(0.184)
Down 150 basis points	(36.4)	(0.276)
Down 200 basis points	(48.6)	(0.368)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Refer to our Current Reports on Form 8-K filed with SEC on July 20, 2023, August 23, 2023, and September 25, 2023 for information about unregistered sales of our equity securities during the quarter.

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

The following table presents information with respect to the Company’s share repurchases during the nine months ended September 30, 2023 (dollar amounts in thousands, except per share amounts):

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 15, 2023	5,512,759	5.94%	$23.82	March 31, 2023	$131,283	—
June 14, 2023	3,630,463	3.78%	$24.18	June 30, 2023	87,781	1,167,048
September 14, 2023	1,991,895	1.83%	$24.55	September 30, 2023	48,894	3,458,546

(1) Percentage is based on total shares as of the close of the previous calendar quarter

(2) All repurchase requests were satisfied in full

(3) Amounts shown net of Early Repurchase Deduction

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

Exhibit Number	Description of Exhibits
3.1	Declaration of Trust of the Registrant (1)
3.2	First Amended and Restated Declaration of Trust of the Registrant (2)
3.3	Second Amended and Restated Declaration of Trust of the Registrant (3)
3.4	Amended and Restated Agreement and Declaration of Trust of the Registrant (4)
3.5	Amended and Restated Agreement and Declaration of Trust of the Registrant (5)
3.6	Second Amended and Restated Agreement and Declaration of Trust of the Registrant (6)
3.7	Third Amended and Restarted Declaration of Trust of the Registrant (7)
3.8	Second Amended and Restated Bylaws of the Registrant (8)
10.1

Credit Agreement, dated October 6, 2023, Merlin Funding LLC, as borrower, Apollo Debt Solutions BDC, in its capacity as subordinated lender, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as Administrative Agent and as a lender, and Deutsche Bank National Trust Company, as Collateral Agent, account bank and collateral custodian. (9)

10.2

Security Agreement, dated October 6, 2023, by and among Merlin Funding LLC, as borrower, Morgan Stanley Senior Funding, Inc. as Administrative Agent and Deutsche Bank National Trust Company, as Collateral Agent. (10)

10.3	Warehouse Collateral Management Agreement, dated October 6, 2023, by and between Merlin Funding LLC, as borrower and Apollo Debt Solutions BDC, as warehouse collateral manager. (11)
10.4

Amended and Restated Senior Secured Revolving Credit Agreement dated October 12, 2023, between Apollo Debt Solutions BDC, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (12)

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
(7)
Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on April 20, 2023.
(8)
Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 814-01424), filed on April 20, 2023.
(9)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on October 12, 2023.
(10)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on October 12, 2023.

(11)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on October 12, 2023.
(12)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on October 17, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Earl Hunt Earl Hunt	Chairperson, Chief Executive Officer and Trustee	November 9, 2023

/s/ Eric Rosenberg Eric Rosenberg	Chief Financial Officer	November 9, 2023