Form 10-K
period 2023-12-31
Apollo Debt Solutions BDC
filed 2024-03-14
CIK 1837532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of December 31, 2023, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).

The number of shares of the Registrant’s Common Shares, $0.01 par value per share, outstanding as of March 14, 2024 was 41,725,534 Class S common shares, 468,050 Class D common shares and 156,827,711 Class I common shares. Common shares outstanding exclude March 1, 2024 subscriptions since the issuance price is not yet finalized at this time.

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

Risks Related to the Current Environment

•
Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
•
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, a misappropriation of funds, and/or damage to our business relationships, all of which could negatively impact our financial results.
•
We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.
•
Inflation and global supply chain issues may adversely affect our business.
•
The ongoing armed conflicts as a result of the Russian invasion of Ukraine and the war between Israel and Hamas may have a material adverse impact on us and our portfolio companies.
•
The current state of the economy and volatility in the global financial markets could have a material adverse effect on our business, financial condition and results of operations.

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
•
General economic conditions could adversely affect the performance of our investments.

Risks Related to Our Investments

•
Our investments in portfolio companies are risky, and we could lose all or part of our investment.
•
Investing primarily in large private U.S. borrowers may limit the Company’s ability to achieve high growth rates during times of economic expansion.
•
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
•
The NAV of our shares may fluctuate significantly.
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

Founded in 1990, Apollo is a high-growth, global alternative asset manager and retirement services provider. Its asset management businesses focuses on three investing strategies: credit, equity and real assets. Through its asset management business, Apollo raises, invests and manages funds, accounts and other vehicles, on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds and insurance companies, as well as other institutional and individual investors. Apollo’s retirement services business is conduct by Athene, a leading financial services company that specializes in issuing, reinsuring and acquiring retirement savings products for the increasing number of individuals and institutions seeking to fund retirement needs. As of December 31, 2023, Apollo had total assets under management (“AUM”) of $651 billion and a team of 4,879 employees, including 1,976 employees of Athene.

Apollo manages the leading alternative credit business with $480 billion in credit AUM and more than 360 investment professionals across an array of corporate, asset-backed and insurance-related investment strategies. The Company benefits from its affiliation with Apollo as a scaled direct lending platform with over $50 billion of dedicated direct lending AUM. Apollo’s corporate credit business dates back over twenty years, with a heritage as one of the largest managers of syndicated loans. Over the course of decades, Apollo has built incumbency with thousands of the leveraged loan issuers, many of which are backed by the largest blue-chip private equity sponsors. Today, Apollo has established relationships with approximately 500 sponsors and over 3,000 lending relationships. Incumbency and scale enable Apollo to source and deliver attractive lending opportunities for its investor clients. In 2023, Apollo and its affiliates originated $24 billion in direct lending transactions.

Apollo’s investment philosophy is centered on the ethos that “purchase price matters,” allocating capital to the best risk-reward investment opportunities throughout market and economic cycles. Apollo’s focus on alternative asset investing seeks to deliver excess return per unit of risk at all points across the investment spectrum. Investors in the Company’s shares also benefit from significant alignment of interest with Apollo since, through Athene, Apollo is often among the largest investors in its own funds, including direct lending funds which co-invest alongside the Company.

Our objective is to bring Apollo’s leading credit investment platform to the non-exchange traded BDC industry.

Market Opportunity

Apollo believes there is an ongoing structural shift to private financing alternatives for borrowers of all sizes, including large private U.S. corporations. This trend is being driven by ongoing shifts in public credit market structure that have given rise to periods of uncertainty, as well as changes in the banking industry driven by continued tightening of regulation.

Due to ongoing evolution in banks’ regulatory environment and increasing capital requirements, bank lending to many non-investment grade borrowers has moved toward an originate to distribute model, where banks often seek to retain minimal amounts of the loans on their own balance sheet. The buyer base for syndicated loans is primarily comprised of loan mutual funds and CLOs. Loan mutual funds are open-ended investment structures and therefore subject to outflows which can limit their reliability as a source of capital to borrowers. Similarly, formation patterns for CLOs are uncertain with finite reinvestment periods and various other structural limitations on the types of borrowers they will typically target. The result is that available capital in public credit markets may not always be reliable. In contrast, direct lending platforms such as Apollo are able to lead transactions and deliver financing solutions at all points through the cycle, regardless of market environment. For borrowers, negotiating with a single or only a small handful of lenders on a bilateral basis allows for more efficient execution and increased confidentiality versus a syndicated approach. Direct lenders are also able to tailor their financing solutions for borrowers’ specific circumstances or to address their specific needs, such as through the provision of revolving credit lines and delayed draw term loans, as unfunded commitments are often difficult for mutual funds and CLOs to hold.

While cyclical dynamics have accelerated growth in the opportunity, we believe the trend toward private lending solutions is a long-term trend, particularly among larger private corporate borrowers. Scaled direct lenders who are able to originate with speed and speak for size are able to act as solution providers to borrowers by addressing the challenges that have come to be associated with accessing the traditional avenues of public markets or bank lending. As the private debt market has grown in size and sophistication, firms such as Apollo have been able to bring these benefits to larger borrowers who traditionally would have had limited options away from syndicated bank loan markets. In exchange for providing these benefits, direct lending solutions are often able to command a yield premium over other sources of capital while taking top-of-the-capital structure, senior secured risk with significant subordination. Given its long-tenure as an institution, its expertise in credit investing broadly and incumbency with hundreds of sponsors or thousands of issuers, we believe that Apollo is well positioned to capitalize on this opportunity.

Significant Addressable Market Size. The global leveraged finance market is over $5 trillion in size as of late 2023. Private credit has become an increasingly significant part with estimates of its size generally in excess of $1.5 trillion. Historically there was a hard distinction between private and public credit markets, with the former largely synonymous with middle market lending. More recently, there has been a shift, with private lending becoming an increasingly favorable option versus public markets. Going forward, we believe the next phase of growth in private credit could be even more massive given the ongoing “privatization” of activities historically centered in the public markets. We believe this emerging private lending opportunity will be primarily associated with lending to larger private corporate borrowers who will increasingly rely on scaled direct lending platforms that are able to transact at the scale required to meet their needs. At its current size, the Company represents less than 1% of the aggregate global levered finance market, implying significant room for further expansion.

Burgeoning “Large Cap” Lending Opportunity. Apollo believes there is a dearth of available alternative financing solutions for large corporate issuers outside of the broadly syndicated and high yield markets, despite a growing demand for flexible solutions. Large companies historically utilized banks to tap the public high yield and leveraged loan markets in order to meet their financing needs. Historically, banks typically held these bonds and loans on their own balance sheets, but over the last 15 years moved to an originate-to-distribute model because of increased regulatory burdens and capital charges. Today, banks generally arrange the financing for a company for a fee and syndicate the debt out to institutional investors. This mechanism for raising capital became increasingly stressed over the past few years as unstable market conditions and the uncertain economic backdrop caused investors and arranging banks to retrench from the market. Primary public debt markets for sub-investment grade companies are sensitive to market conditions and bank appetite to provide funding to many large issuers falters in volatile markets, like we experienced during COVID-19 and across 2022. For example, in 2022, volatile market conditions led to sharp year-over-year declines in both leveraged loan and high yield primary issuance, leaving the private market as the only viable financing option for a swath of large borrowers. More recently, for much of 2023, the public leveraged loan markets were largely closed for new sponsor buyout activity. Apollo believes these dynamics will enable the Company to secure favorable pricing and more rigorous structural protections, driving value for the benefit of the Company. Apollo believes that this opportunity is only accessible to scaled alternative asset managers with significant relationships and cycle-tested investing expertise, and that the Company is therefore well-positioned to capitalize on the growing opportunity set.

Proprietary Sourcing Engine Drives Direct Origination. Across its global platform, Apollo has found that deal flow is often driven by relationships, and that having a strong reputation and an established network can ultimately lead to exclusive investment opportunities. Apollo’s corporate credit business maintains coverage of over 3,000 companies worldwide. As a result, members of the corporate credit team are in frequent dialogue with management teams and intermediaries, enabling visibility into a given company’s financing needs as well as opportunities to organically grow existing lending relationships. The size and scale of our liquid credit businesses have become increasingly important given the trend from public to private lending, particularly among larger corporate borrowers. Apollo believes that its ability to leverage its incumbency to source deals directly with large corporate borrowers creates a meaningful barrier to entry. We further augment these efforts with a dedicated sponsor coverage effort, that includes approximately three dozen professionals focused on origination and sourcing direct lending transactions. Today, Apollo funds loaned approximately $33 billion to portfolio companies of Apollo’s top 30 sponsors as of December 31, 2023. Importantly, Apollo’s credit business is one of the largest lending counterparties to Wall Street, with trading volume across credit products well in excess of $100 billion in recent years. This level of trading volume often results in Apollo being provided with an early or first look from the dealer community, which Apollo believes will put the Company in a position to access challenged syndications at attractive terms during periods of volatility. Through these various touchpoints, Apollo has established a combination of robust networks and proprietary relationships that it believes will enable the Company to source highly attractive opportunities, often on a proprietary basis.

Apollo’s Status as a Preferred Lending Counterparty. Apollo has developed a reputation as an attractive lending partner due to its scale and ability to design creative capital solutions across capital structures, particularly in complex situations. The Company will have the opportunity to participate alongside other Apollo funds and accounts when it underwrites and commits to large transactions, streamlining the execution process for borrowers and enabling them to only interface with a single counterparty, due to the breadth and scale of Apollo’s capital base, which for this purpose includes numerous long-standing co-investment relationships and syndication capabilities with credit market investors. Being the sole or primary lender in size also facilitates alignment and a partnership mentality that is differentiated from traditional lending relationships. Additionally, our underwriting and structuring ability coupled with company and sector-specific insights across the Apollo platform is expected to enable Apollo to embrace complexity and provide bespoke capital solutions tailored to borrowers’ unique financing needs, including greater certainty of funding at specified terms or within compressed timetables. Apollo believes that the Company augments Apollo’s ability to leverage its reputation as a preferred lending partner to selectively source proprietary opportunities in large corporate direct lending. Based on our experience in the large corporate direct lending market, we believe that the Company has an advantage in its ability to provide capital in scale with greater certainty of closing as well as to deliver strategic partner-like benefits.

Strong Alignment with Apollo Balance Sheet Capital. Since its merger with Athene, Apollo is often among the largest investors in its own funds, including direct lending funds which co-invest alongside the Company. As a result, the Company and Apollo will generally be aligned with similar exposure to underlying direct lending investments. Apollo balance sheet capital refers to the insurance company balance sheet of its retirement services business, Athene, as well as commitments directly from Apollo. Apollo is often among the largest investors in its own funds, including direct lending funds which co-invest alongside the Company.

Strong Apollo Sponsorship and Integrated Business Model. Apollo operates its global franchise as an integrated investment platform, leveraging the same monitoring and risk management capabilities across Apollo’s credit business. In the process of screening, executing and monitoring investments across businesses, Apollo has developed valuable relationships with well-regarded sponsors, leading management teams, consultants and other intermediaries, which further drives high-quality deals and thoughtful insights during the investment process. Apollo believes the Company will benefit from the wealth of knowledge, experience and capabilities across asset classes, industries and geographies at Apollo, which will widen the Company’s lens and enable the Company team to more successfully source, diligence and manage opportunities across market cycles.

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

Investment Selection

The Company employs a sophisticated and disciplined approach with respect to sourcing, evaluating and executing prospective investments, consistent with how Apollo manages its funds’ investments across the firm. Our process is defined by an emphasis on meaningful downside protection and the preservation of capital, which we will seek to achieve through extensive private equity-style due diligence, asset-level and market environment analysis, a systematic approach to identifying risk and structuring and a hands-on approach to driving value and managing investments throughout the ownership period. In this process, the Company will leverage the collective knowledge and resources of Apollo’s credit investment professionals as well as Apollo’s integrated platform more broadly.

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

Credit Selection and Enhanced Due Diligence. Consistent with Apollo’s value-orientation, the Company intends to take a conservative investment approach, employing a rigorous, bottom-up, private equity-style approach to underwriting prospective investment opportunities. Our approach to credit selection tends to emphasize investments in mature companies in defensive sectors which typically exhibit a lower degree of cyclicality than the broader economy. This focus includes backing experience managed teams and business models that have established a strong position within their respective markets. We seek to leverage insights from across the breadth of Apollo’s investing activities to drive better outcomes, drawing on the expertise and extensive network of relationships that our investment professionals have established in their respective industries. We seek to pursue investments in companies with strong market share, sufficient pricing power, commitment to de-leveraging, strong management teams and sufficient equity support from sponsors and management. Our analysis includes gathering relevant information regarding the company, its customers, suppliers and competitors, using a combination of legal, regulatory, accounting and industry reports, alongside the many resources of Apollo’s platform. Given the direct, bilateral nature of the relationship between lender and borrower, firms specializing in private credit such as Apollo are able to benefit from a comprehensive relationship with their portfolio companies that enables extensive due diligence and enhanced ongoing monitoring.

Emphasis on Downside Protection. The Company is focused on pursuing a senior secured investing strategy comprised primarily of first lien loans to corporate borrowers. These loans typically detach at a 35-45% loan-to-value against the borrower’s enterprise value. This approach is designed to maximize recovery of principal in the event of underperformance.

Robust Structural Protections. Apollo has significant structuring experience and believes the Company will be able to leverage the Apollo Credit platform’s incumbency and status as a preferred lending partner to bilaterally negotiate highly structured, senior secured loans that are tailored to address the unique risks of a given corporate borrower. In contrast with syndicated loan markets, private credit has the potential to produce better outcomes for lenders by allowing them to retain structural protections within the lending agreements with their borrowers. Direct lenders typically retain control of their credit documentation which is intended to limit their borrowers’ ability to incur additional indebtedness or to allow for value leakage ahead of senior debt. The Company intends to invest primarily in senior term loans that, coupled with robust covenant packages restricting incremental debt incurrence and restricting payments, are intended to provide downside protection in the form of a priority, undiluted claim on underlying collateral. Apollo believes that due to Apollo’s experience with its managed funds investing across the capital structure, the Company will be able to consider investment structures that are different, and oftentimes more complex, than other investors. Our disciplined approach to transaction structuring is intended to mitigate risk in the event of adverse outcomes.

Portfolio Construction. We also seek to minimize the risk of loss through portfolio construction. Our approach seeks to avoid outsized industry concentration, particularly to more cyclical industries. We also seek to avoid outsized exposure to any individual borrower. We believe that a more granular portfolio helps to mitigate the risk of loss.

High Degree of Selectivity. Apollo believes that credit selectivity in every market environment is a critical driver of performance. In recent years, Apollo has closed on just 5-10% of direct lending opportunities that it evaluated. By virtue of our value-driven investment approach emphasizing downside protection, Apollo’s corporate credit business has experienced a 0.1% annual average default rate, as compared to a 2.4% annual average default rate within the broader leveraged loan market. Even in an event of default, Apollo’s corporate credit business has seen substantially higher recovery rates as compared to the broader market, experiencing a 66% recovery rate as compared to 59% for the broader leveraged loan market. Given the size of the market opportunity in large corporate direct lending, Apollo believes that the Company is well-positioned to exercise quality credit selection in any market environment.

Institutionalized Monitoring and Risk Management Capabilities. Across its platform, Apollo employs a disciplined and rigorous approach to ongoing monitoring. Because Apollo is expected to be the sole or largest lender to a borrower, the Company expects to benefit from having driven the diligence process and structuring of covenants and loan documents. Direct lenders generally benefit from increased transparency, communication and coordination with borrowers. Apollo will seek to maintain active dialogue with the management team and/or sponsor throughout the life of the investment, reviewing financial information and other data in depth. Should such a deteriorating situation arise, the investment would be put on a watchlist and would undergo enhanced monitoring and an independent review. If the situation were to progress to a full workout, Apollo has an in-house distressed credit team that can assist in seeking to stabilize the situation. The Company will manage the risks associated with Company investments through portfolio construction, continued monitoring and evaluation. The Firm has devoted significant resources in the development of a sophisticated, integrated infrastructure designed to support the investment and risk management process. This includes proprietary systems for the monitoring, accounting and compliance aspects of the Firm’s portfolios, along with trading, clearing and settlement of assets.

Valuation Process. Each quarter, we will value investments in our portfolio, and such values will be disclosed each quarter in reports filed with the SEC. The Board of Trustees has designated the Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Company's Board of Trustees. Even though the Company's Board of Trustees designated the Company's Adviser as “valuation designee,” the Company's Board of Trustees continues to be responsible for overseeing the processes for determining fair valuation. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, the Adviser typically utilizes independent third party valuation firms to assist us in determining fair value of such investments in good faith, based on procedures adopted by and subject to the supervision of the Board of Trustees. As of December 31, 2023, independent third party valuation firms performed their procedures over most of our investments for which market quotations are not readily available.

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

The Adviser and its affiliates will share any investment and sale opportunities with its other clients and the Company in accordance with the Advisers Act and firm-wide allocation policies, which generally provide for sharing pro rata based on targeted acquisition size or targeted sale size. Subject to the Advisers Act and as further set forth in this Annual Report on Form 10-K (the “Annual Report”), certain other clients may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such other clients’ respective governing agreements.

In addition, as a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely in certain circumstances limit the Company’s ability to make investments or enter into other transactions alongside other clients.

Co-Investment Relief

An affiliate of the Adviser has received an exemptive order from the U.S. Securities and Exchange Commission (the “SEC”) on December 29, 2021 (the “Prior Order”), which was amended on January 10, 2023 (the “Order”), that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Company’s Board of Trustees (the “Board of Trustees” and each member of the Board of Trustees, a “Trustee”) may establish objective criteria (“Board Criteria”) clearly defining co-investment opportunities in which the Company will have the opportunity to participate with one or more listed or private Apollo-managed BDCs, including us (the “Apollo BDCs”), and other public or private Apollo funds that target similar assets. If an investment falls within the Board Criteria, Apollo must offer an opportunity for the Apollo BDCs to participate. The Apollo BDCs may determine to participate or not to participate, depending on whether Apollo determines that the investment is appropriate for the Apollo BDCs (e.g., based on investment strategy). The co-investment would generally be allocated to us, any other Apollo BDCs (including MidCap Financial Investment Corporation) and the other Apollo funds that target similar assets pro rata based on available capital in the applicable asset class. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board of Trustees at the next quarterly board meeting.

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

We have established one or more credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over SOFR or an alternative reference rate. We cannot assure shareholders that we will be able to enter into a credit facility. Shareholders will indirectly bear the costs associated with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

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

Base Management Fee

The Base Management Fee is payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Advisory Agreement, net assets means our total assets less liabilities determined on a consolidated basis in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). For the first calendar month in which the Company had operations, net assets was measured as the beginning net assets as of the date on which the Company broke escrow for the initial offering. The Adviser agreed to waive the management fee and incentive fee based on income through July 7, 2022.

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

The Company pays its Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

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

The per share amount of distributions on Class S shares, Class D shares and Class I shares generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class S shares will be lower than Class D shares, and Class D shares will be lower than Class I shares because we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to the Class S shares (compared to Class D shares and Class I shares) and we are required to pay higher ongoing shareholder servicing fees with respect to Class D shares (compared to Class I shares).

Distribution and Servicing Plan

The Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). On November 9, 2023, the Board approved the continuation of the Distribution and Servicing Plan. The following table shows the shareholder servicing and/or distribution fees the Company will pay the Intermediary Manager with respect to the Class S shares, Class D shares and Class I shares on an annualized basis as a percentage of the Company’s NAV for such class. The shareholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

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

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S shares or Class D shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and provide these services, the Intermediary Manager will waive the shareholder servicing fee and/or distribution that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

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

No action is required on the part of a registered shareholder to have his, her or its cash dividend or other distribution reinvested in our shares, except shareholders in certain states. Shareholders can elect to “opt out” of the Fund’s distribution reinvestment plan in their subscription agreements (other than Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, Ohio, Oklahoma, Oregon, Texas, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan and must affirmatively opt in to participate in the plan). Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, Oklahoma, Oregon, Texas, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares. Ohio residents that own Class S shares or Class D shares are not eligible to participate in our distribution reinvestment plan.

If any shareholder initially elects not to participate, they may later become a participant by subsequently completing and executing an enrollment form or any distribution authorization form as may be available from the Fund or DST Systems Inc. (the “Plan Administrator”). Participation in the distribution reinvestment plan will begin immediately after acceptance of a participant’s subscription, enrollment or authorization. Shares will be purchased under the distribution reinvestment plan as of the first calendar day of the month following the record date of the distribution.

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

Valuation Procedures

The Board of Trustees has designated the Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Company's Board of Trustees. Even though the Company's Board of Trustees designated the Company's Adviser as “valuation designee,” the Company's Board of Trustees continues to be responsible for overseeing the processes for determining fair valuation.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the year ended December 31, 2023, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant:

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
•
M&A comparables,
•
our principal market (as the reporting entity); and
•
enterprise values, among other factors.

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

Reporting Obligations and Available Information

Shareholders may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at www.sec.gov. Our Internet address is https://gwms.apollo.com/debtsolutionsbdc. We make available free of charge on our website this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information contained on our website to be part of this Annual Report on Form 10-K.

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

Risks Related to the Current Environment

Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including as a result of the Russia-Ukraine war and more recently the Israel-Hamas war, health epidemics and pandemics, rising interest rates or renewed inflationary pressure.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. Such conditions could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. [The debt capital that we have raised over the last year has been at higher rates than we have raised debt in the past due to the higher interest rate environment we have been experiencing.] The debt capital that will be available to us in the future, if at all, may continue to be at a higher cost, including as a result of the current interest rate environment, and on less favorable terms and conditions than what we have historically experienced. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, a misappropriation of funds, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, and will likely continue to increase in the future. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third-party service providers upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks.

The result of these incidents could include disrupted operations, misstated or unreliable financial data, disrupted market price of our common stock, misappropriation of assets, liability for stolen assets or information, increased cybersecurity protection and insurance costs, regulatory enforcement, litigation and damage to our investor relationships. These risks require continuous and likely increasing attention and other resources from us, Apollo and third-party service providers to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address them and provide periodic training for the Adviser's employees to assist them in detecting phishing, malware and other schemes. Such attention diverts time and other resources from other activities and there is no assurance that such efforts will be effective. Additionally, the cost of maintaining such systems and processes, procedures and internal controls may increase from its current level.

In the normal course of business, we and our third-party service providers collect and retain certain personal information provided by borrowers, employees and vendors. We also rely extensively on computer systems to process transactions and manage our business. We can provide no assurance that the data security measures designed to protect confidential information on our systems established by us and our service providers will be able to prevent unauthorized access to this personal information. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk.

Remote work has become more common among the employees and personnel of the Adviser, Apollo and other third-party service providers and has increased risks to the information technology systems and confidential, proprietary, and sensitive data of the Adviser, Apollo and other third-party service providers as more of those employees utilize network connections, computers, and devices outside of the employer's premises or network, including working at home, while in transit, and in public locations. Those employees working remotely could expose the Adviser, Apollo and other third-party service providers to additional cybersecurity risks and vulnerabilities as their systems could be negatively affected by vulnerabilities present in external systems and technologies outside of their control.

Our business depends on the communications and information systems of Apollo and other third-party service providers. Such systems may fail to operate properly or become disabled as a result of cyber incidents. Any failure or interruption of the systems of Apollo or any other counterparties that we rely on could cause delays or other problems and could have a material adverse effect on our operating results. None of us, the Adviser or Apollo have experienced any material breach of cybersecurity. However, we can provide no assurance that the networks and systems that we, the Adviser, Apollo or our third-party service providers have established or use will be effective. As our reliance on technology has increased, so have the risks posed to our communications and information systems, both internal and those provided by the Adviser, Apollo and third-party service providers. Apollo's processes, procedures and internal controls that are designed to mitigate cybersecurity risks and cyber intrusions do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident. Despite the security policies and procedures, Apollo has implemented that were designed to safeguard our systems and confidential, proprietary, and sensitive data and to manage cybersecurity risk, there can be no assurance that these measures will be effective. Apollo takes steps to monitor and develop our information technology networks and infrastructure and invest in the development and enhancement of our controls designed to prevent, detect, respond to, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact.

Even if we are not targeted directly, cyberattacks on the U.S. and foreign governments, financial markets, financial institutions, or other businesses, including borrowers, vendors, software creators, cybersecurity service providers, and other third parties with whom we do business and rely, may occur, and such events could disrupt our normal business operations and networks in the future.

We are a relatively new company and have a limited operating history.

General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. On one hand, a reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income, which also could be negatively impacted by our borrowers making prepayments on their loans. On the other hand, an increase in interest rates could increase the interest repayment obligations of our borrowers and result in challenges to their financial performance and ability to repay their obligations, adversely affecting the credit quality of our investments.

An increase in interest rates could also decrease the value of any investments we hold that earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Moreover, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock. Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. In the past, we have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Our debt investments are based on fixed and floating rates, such as Euro Interbank Offer Rate (“EURIBOR”), Term SOFR, the Federal Funds Rate or the Prime Rate. Market prices tend to fluctuate more for fixed-rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to 10 years. Market prices for debt that pays a fixed rate of return tend to decline as interest rates rise. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term, fixed-rate securities. Market prices for floating rate investments may also fluctuate in rising rate environments with prices tending to decline when credit spreads widen. A decline in the prices of the debt we own could adversely affect our net assets resulting from operations and the market price of our common shares.

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

Inflation and global supply chain issues may adversely affect our business.

Inflation and fluctuations in inflation rates have had in the past, and may in the future have, negative effects on economies and financial markets, particularly in emerging economies. For example, wages and prices of inputs increase during periods of inflation, which can negatively impact returns on investments. In an attempt to stabilize inflation, countries may impose wage and price controls or otherwise intervene in the economy. Governmental efforts to curb inflation often have negative effects on the level of economic activity. There can be no assurance that inflation will not become a serious problem in the future and have an adverse impact on the Company's returns.

Economic activity has continued to accelerate across sectors and regions. Nevertheless, global supply chain issues have, and may in the future, lead to a rise in energy prices. Inflation may continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our obligors’ profit margins.

Additionally, the continuing trade dispute between the United States and China, pursuant to which both countries have, among other things, imposed tariffs on one another, has had an adverse economic effect on U.S. markets and international trade more broadly. This adverse economic effect is likely to become more pronounced if the dispute remains unresolved, which could have a material adverse impact on the Company's portfolio investments. For example, existing and any additional supply chain and other laws, regulations, or executive orders by either country that restrict or prohibit transactions or impose requirements or limitations on business could impair the ability of U.S.-based companies (in which the Company is likely to invest) to expand into markets in China and the ability of such companies’ to produce or obtain component parts necessary for production. Also, for the foreseeable future, the trade dispute will likely continue to be an ongoing source of instability, resulting in significant currency fluctuations, increased capital markets volatility, and other adverse effects on international markets, international trade agreements, and other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise), which could present similar and additional potential risks and consequences for the Company and is portfolio investments.

The ongoing armed conflicts as a result of the Russian invasion of Ukraine and the war between Israel and Hamas may have a material adverse impact on us and our portfolio companies.

On February 24, 2022, Russian President Vladimir Putin commenced a full-scale invasion of Russia’s pre-positioned forces into Ukraine, which could have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and therefore could adversely affect the performance of the Company’s investments. The Russian invasion of Ukraine and the war between Israel and Hamas in the Middle East have led, are currently leading, and for an unknown period of time may continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. Furthermore, the aforementioned conflicts and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments or operations, and the ability of the Company to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in such conflict zones, they may have adverse consequences related to the ongoing conflict.

Price declines in the medium- and large-sized U.S. corporate debt market may adversely affect the fair value of our portfolio, reducing our NAV through increased net unrealized depreciation.

Conditions in the medium- and large-sized U.S. corporate debt market may deteriorate, which may cause pricing levels to similarly decline or be volatile. As a result, our NAV could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

The current state of the economy and volatility in the global financial markets could have a material adverse effect on our business, financial condition and results of operations.

The U.S. and global capital markets experienced extreme volatility and disruption in recent years, leading to periods of recessionary conditions and depressed levels of consumer and commercial spending. For instance, monetary policies of the Federal Reserve and political uncertainty resulting from recent events, including changes to U.S. trade policies, the impact of the end of the transition period following United Kingdom’s exit from the European Union in January 2020 (“Brexit”), the provisional application of the EU-UK Trade and Cooperation Agreement and ongoing conflicts between Russia and Ukraine and Israel and Hamas and related responses, has led to, from time to time, disruption and instability in the global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not worsen. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

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

The interest rates of some of our floating-rate loans to our portfolio companies that extend beyond 2023 might be subject to change based on recent regulatory changes.

Most U.S. dollar LIBOR loans are no longer published after June 30, 2023 although certain synthetic rates will be published through September 30, 2024. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”). As of December 31, 2023, primarily all of our loan agreements with portfolio companies as well as our credit facilities and interest rate swap agreements either include fallback language to address a LIBOR replacement or such agreements have been amended to no longer utilize LIBOR as a factor in determining the interest rate.

We are subject to risks associated with artificial intelligence, including the application of various forms of artificial intelligence such as machine learning technology.

Recent technological advances in artificial intelligence, including machine learning technology (“Machine Learning Technology”), pose risks to us and our portfolio companies. We and our portfolio companies could be exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties use Machine Learning Technology in their business activities. We and the Adviser are not in a position to control the use of Machine Learning Technology in third-party products or services. Use of Machine Learning Technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party Machine Learning Technology applications and users. Machine Learning Technology and its applications continue to develop rapidly, and we cannot predict the risks that may arise from such developments.

Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. To the extent we or our portfolio companies are exposed to the risks of Machine Learning Technology use, any such inaccuracies or errors could adversely impact us or our portfolio companies.

Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics, which could have a negative impact on our and our portfolio companies’ businesses and operations.

Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics. Another severe health pandemic or epidemic can disrupt our and our portfolio companies’ businesses and materially and adversely impact our and/or their financial results.

We and/or our portfolio companies may be materially and adversely impacted by global climate change.

Climate change is widely considered to be a significant threat to the global economy. Our business operations and our portfolio companies may face risks associated with climate change, including risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends (such as the process of transitioning to a lower-carbon economy), and risks stemming from the physical impacts of climate change, such as the increasing frequency or severity of extreme weather events and rising sea levels and temperatures.

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

Although we do not intend to fund distributions from sources other than operating cash flow in the ordinary course, we may fund distributions from other sources, including but not limited to from proceeds of the offering, if, for example, we determine that it would not be in the best interests of shareholders to sell portfolio investments in a market downturn and we are unable to borrow due to 1940 Act asset coverage limitations to fund distributions. As discussed elsewhere in this Annual Report, we are generally required to distribute 90% of our ordinary income to ensure RIC tax treatment and we may take such actions to ensure we meet the applicable RIC tax treatment requirements. Please see, “Risk Factors—Federal Income Tax Risks—We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.” To the extent we pay distributions from a source other than net investment income, we are required to notify shareholders of the sources of such distribution pursuant to Section 19 and Rule 19a-1 under the 1940 Act. Any distributions we make will be at the discretion of the Board of Trustees, which has a fiduciary duty to shareholders, taking into account factors such as our disclosure to investors, earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law.

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

We intend to generally fund distributions from operating cash flow in the ordinary course. However, shareholders should understand that we may make distributions from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Adviser or the Administrator and that such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future period and/or the Adviser or the Administrator continues to makes such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from this and any future offering and the performance of our investments. To the extent that we borrow to fund distributions, the payment of interest on such borrowings will decrease the Company’s NAV, which would also cause the price per share in our offering to decrease. Shareholders should also understand that any amounts we use to pay distributions to shareholders from sources other than cash flow from operations may be required to be repaid in the future and that our future repayments of such amounts to the Adviser or any lender will reduce the amount of the future distributions. Further, the per share amount of distributions on Class S shares, Class D shares and Class I shares may differ because of different allocations of class-specific expenses. For example, distributions on Class S shares and Class D shares will be lower than on Class I shares because Class S shares and Class D shares are subject to different shareholder servicing and/or distribution fees. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. The Adviser and the Administrator have no obligation to waive fees or receipt of expense reimbursements, if any.

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

The global growth cycle is in a mature phase and signs of slowdown are evident in certain regions around the world, although most economists continue to expect moderate economic growth in the near term, with limited signals of an imminent recession in the U.S. as consumer and government spending remain healthy. Although the broader outlook remains constructive and progress was made on trade, including a phase one deal with China and the United States-Mexico-Canada Agreement, geopolitical instability continues to pose risk. These events, and any future similar disruptions that may arise, may have a continued adverse impact on economic and market conditions, and may lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on the performance and financial results of the Company, and the value and the liquidity of the shares.

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

Loans Risk. The loans that the Company may invest in include loans that are first lien, second lien, third lien or that are unsecured. In addition, the loans the Company will invest in will usually be rated below investment grade or may also be unrated. Loans are subject to a number of risks described elsewhere in this Annual Report, including credit risk, liquidity risk, below investment grade instruments risk and management risk.

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

CLO Risk. Our potential investments in CLOs may be riskier than a direct investment in the debt or other securities of the underlying companies. When investing in CLOs, we may invest in any level of a CLO’s subordination chain, including subordinated (lower-rated) tranches and residual interests (the lowest tranche). CLOs are typically highly levered and therefore, the junior debt and equity tranches that we may invest in are subject to a higher risk of total loss and deferral or nonpayment of interest than the more senior tranches to which they are subordinated. In addition, we will generally have the right to receive payments only from the CLOs, and will generally not have direct rights against the underlying borrowers or entities that sponsored the CLOs. Furthermore, the investments we make in CLOs are at times thinly traded or have only a limited trading market. As a result, investments in such CLOs may be characterized as illiquid securities.

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

The current macroeconomic environment is characterized by supply chain challenges, labor shortages, high interest rates, persistent inflation, foreign currency exchange volatility, volatility in global capital markets and growing recession risk. The risks associated with our and our portfolio companies’ businesses are more severe during periods of economic slowdown or recession.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. See "Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics, which could have a negative impact on our and our portfolio companies’ businesses and operations." Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods if we are required to write down the values of our investments. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

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

Syndication of Co-Investments.

From time to time, the Company may make an investment with the expectation of offering a portion of its interests therein as a co-investment opportunity to third-party investors. There can be no assurance that the Company will be successful in syndicating any such co-investment, in whole or in part, that the closing of such co-investment will be consummated in a timely manner, that any syndication will take place on terms and conditions that will be preferable for the Company or that expenses incurred by the Company with respect to any such syndication will not be substantial. In the event that the Company is not successful in syndicating any such co-investment, in whole or in part, the Company may consequently hold a greater concentration and have more exposure in the related investment than initially was intended, which could make the Company more susceptible to fluctuations in value resulting from adverse economic and/or business conditions with respect thereto. Moreover, an investment by the Company that is not syndicated to co-investors as originally anticipated could significantly reduce the Company’s overall investment returns.

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

The Adviser and individuals employed by the Adviser are generally not prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may participate in certain transactions originated by the Adviser or its affiliates under our exemptive relief from the SEC that allows us to engage in co-investment transactions with the Adviser and its affiliates, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Adviser will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Adviser, the Adviser may determine that we not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board of Trustees) the Adviser may not have the opportunity to cause us to participate. Affiliates of the Adviser, whose primary business includes the origination of investments or investing in non-originated assets, engage in investment advisory business with accounts that compete with us. See “Certain Relationships and Related Party Transactions.”

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

Because the Intermediary Manager is an affiliate of Apollo, you will not have the benefit of an independent review of the Company's prospectus customarily performed in underwritten offerings.

The Intermediary Manager is an affiliate of Apollo and will not make an independent review of us or the Company's offering. Accordingly, you will have to rely on your own broker to make an independent review of the terms of our offering. If your broker does not conduct such a review, you will not have the benefit of an independent review of the terms of our offering. Further, the due diligence investigation of us by the Intermediary Manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker. You will not have the benefit of an independent review and investigation of our offering of the type normally performed by an unaffiliated, independent underwriter in an underwritten public securities offering. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, you will not have an independent review of our performance and the value of our common shares relative to publicly traded companies.

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

Assumed Return on Portfolio (Net of Expenses) (1)	-10%	-5%	0%	5%	10%
Corresponding Return to Common Stockholders (2)	-23%	-14%	-5%	3%	12%

(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2023. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2023.
(2)
In order to compute the “Corresponding Return to Common Shareholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at December 31, 2023 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average interest rate of 8.23% by the approximately $2,656.1 million of principal debt outstanding, excluding deferred financing costs and revaluation of unsecured issuances due to interest rate swap valuation changes) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2023 to determine the “Corresponding Return to Common Shareholders.”

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
•
loss of a major funding source.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

As an externally managed BDC, our risk management function, including cybersecurity, is governed by the cybersecurity policies and procedures of the Adviser, an indirect subsidiary of Apollo. Apollo determines and implements appropriate risk management processes and strategies as it relates to cybersecurity for us and other affiliated entities managed by Apollo, and we rely on Apollo for assessing, identifying and managing material risks to our business from cybersecurity threats.

Apollo’s Board of Directors is involved in overseeing Apollo’s risk management program, including with respect to cybersecurity, which is a critical component of Apollo’s overall approach to enterprise risk management (“ERM”). Apollo’s cybersecurity policies and practices are fully integrated into its ERM framework through its reporting, risk management and oversight channels and are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards.

As one of the critical elements of Apollo’s overall ERM approach, Apollo’s cybersecurity program is focused on the following key areas:

•
Governance. As discussed further under the heading “Cybersecurity Governance,” Apollo’s Board of Directors has an oversight role, as a whole and also at the committee level, in overseeing management of Apollo’s risks, including its cybersecurity risks. Apollo’s Chief Information Security Officer (“CISO”) and the Chief Information Security Officer of Athene Holding Ltd. (“AHL’s CISO”), a subsidiary of Apollo, with support from the broader Apollo Technology team, are responsible for information security strategy, policies and practices, and also receive support, as appropriate, from our executive officers and other representatives of the Adviser and its affiliates.
•
Collaborative Approach. Apollo utilizes a cross-functional approach involving stakeholders across multiple departments, including Apollo Compliance, Legal, Technology, Operations, Risk and others, aimed at identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of potentially material cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management, in consultation with our management and our Board of Trustees, as applicable, in a timely manner.
•
Technical Safeguards. Apollo deploys technical safeguards that are designed to protect its information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved on an ongoing basis using vulnerability assessments and cybersecurity threat intelligence.
•
Incident Response and Recovery Planning. Apollo has established and maintains incident response and recovery plans that address its response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.
•
Third-Party Risk Management. Apollo maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of its systems, as well as the systems of third parties that could adversely impact its business and the business of its externally managed entities such as our company, in the event of a cybersecurity incident affecting those third-party systems.
•
Education and Awareness. Apollo provides regular, mandatory training for personnel regarding cybersecurity threats to equip its personnel with effective tools to help mitigate cybersecurity threats, and to communicate its evolving information security policies, standards, processes and practices.

Apollo engages in the periodic assessment and testing of its policies and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of its cybersecurity measures. Apollo regularly engages third parties, including auditors and consultants, to perform assessments on its cybersecurity measures, including information security maturity assessments, audits and independent reviews of its information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to Apollo’s risk management function, and Apollo adjusts its cybersecurity policies and practices as necessary based on the information provided by these assessments, audits and reviews.

Cybersecurity threat risks have not materially affected our company, including our business strategy, results of operations or financial condition. For further discussion of the risks we face from cybersecurity threats, including those that could materially affect us, see “Item 1A. Risk Factors—Risks Related to Our Business and Structure—Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, a misappropriation of funds, and/or damage to our business relationships, all of which could negatively impact our financial results.”

Cybersecurity Governance

Apollo’s Board of Directors’ oversight of cybersecurity risk management is supported by the audit committee of Apollo’s Board of Directors (“Apollo’s audit committee”), the AAM Global Risk Committee (“AGRC”), the Operational Risk Forum (the “ORF”), the Cybersecurity Working Group and management. Apollo’s Board of Directors, Apollo’s audit committee, the AGRC, the ORF and the Cyber Security Working Group receive regular updates on Apollo’s information technology, cybersecurity risk profile and strategy, and risk mitigation plans from Apollo’s risk management professionals, Apollo’s Chief Security Officer (“CSO”), the CISO, the AHL CISO. other members of management and relevant management committees and working groups. The Cyber Security Working Group is chaired by the CISO and has representation from Apollo’s Technology, Legal, Compliance, and ERM teams. The group meets at least once a quarter to discuss cybersecurity and risk mitigation activities, among other topics. The CISO regularly reports to the ORF regarding cyber risk, and the ORF in turn reports to the AGRC on a quarterly basis, noting any cyber updates when necessary or appropriate. In turn, Apollo’s Board of Directors and/or Apollo’s audit committee receive quarterly risk updates from risk management professionals, as well as at least annual updates on cyber risk specifically. The full Apollo Board of Directors or Apollo’s audit committee receives presentations and reports on cybersecurity risks from Apollo’s CSO or CISO, as well as from AHL’s CISO, at least annually.

Apollo’s CSO holds an undergraduate degree in Management Information Systems and Business Administration, which he received magna cum laude. He has over 25 years of cyber-related experience, having served in various roles in technology and cybersecurity, including as Head of IT Risk Management, Executive Director of IT & Risk Compliance, and Global IT Risk Evaluation Lead at large financial institutions and consulting firms. He was also previously Apollo’s CISO for nearly eight years. Apollo’s CISO holds a master’s degree in Business Information Systems and has served in various roles in information technology and information security for over 25 years across a number of large financial institutions, including as Director, Cybersecurity and Risk.

Apollo’s CISO, in coordination with the Apollo Technology and ERM teams, works collaboratively across Apollo to implement a program designed to protect its information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with its incident response and recovery plans. To facilitate the success of Apollo’s cybersecurity risk management program, multidisciplinary teams throughout Apollo are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and reports such threats and incidents to Apollo’s audit committee or Apollo’s Board of Directors, as appropriate.

As part of the risk management oversight (including oversight of cyber risks) of the audit committee of our Board of Trustees, our audit committee regularly interacts with, and receives reports from, our management, the Adviser, Apollo, and other service providers. The audit committee of our Board of Trustees receives presentations and reports on cybersecurity risks from Apollo’s CSO or CISO, at least annually, and they address a wide range of topics including recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to Apollo’s peers and third parties. Additionally, Apollo and other service providers periodically report to management as it relates to our cybersecurity practices.

Apollo’s cybersecurity incident response plan provides for proper escalation of identified cybersecurity threats and incidents, including, as appropriate, to our management. These discussions provide a mechanism for the identification of cybersecurity threats and incidents, assessment of cybersecurity risk profile or certain newly identified risks relevant to our company, the Adviser, and evaluation of the adequacy of our cybersecurity program (as coordinated through the Adviser and Apollo), including risk mitigation, compliance and controls.

Item 2. Properties

As of December 31, 2023, we did not own any real estate or other physical properties materially important to our operations. Our administrative and principal executive offices are located at 9 West 57th Street, New York, NY 10019, respectively. We believe that our office facilities are suitable and adequate for our business as it is currently conducted.

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

Management is not aware of any pending or threatened material litigation as of December 31, 2023 other than the matter disclosed above.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is not currently and, until an exchange listing, we do not expect there to be, a public market for our shares, nor can we give any assurance that one will develop.

Share Issuances

The offering consists of three classes of shares of our common stock, Class S shares, Class D shares and Class I shares. The share classes have different ongoing stockholder servicing fees. Other than the differences in ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. As of March 14, 2024, there were 5,758 holders of record of our Class S common shares, 109 holders of record of our Class D common shares and 3,779 holders of record of our Class I common shares.

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class S shares, Class D shares and Class I shares during the year ended December 31, 2023:

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2023	$23.64	$23.64	$23.64
February 28, 2023	23.76	23.76	23.76
March 31, 2023	23.82	23.82	23.82
April 30, 2023	23.95	23.95	23.95
May 31, 2023	23.91	23.91	23.91
June 30, 2023	24.18	24.18	24.18
July 31, 2023	24.38	24.38	24.38
August 31, 2023	24.50	24.50	24.50
September 30, 2023	24.55	24.55	24.55
October 31, 2023	24.41	24.41	24.41
November 30, 2023	24.49	24.49	24.49
December 31, 2023	24.63	24.63	24.63

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

The per share amount of distributions on Class S shares, Class D shares and Class I shares generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class S shares will be lower than Class D shares, and Class D shares will be lower than Class I shares because we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to the Class S shares (compared to Class D shares and Class I shares) and we are required to pay higher ongoing shareholder servicing fees with respect to Class D shares (compared to Class I shares).

The following table presents distributions that were declared during the year ended December 31, 2023:

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2023	January 20, 2023	February 24, 2023	$0.1433	$1,631	$0.1551	$18	$0.1600	$13,422
February 28, 2023	February 17, 2023	March 29, 2023	0.1446	1,703	0.1555	18	0.1600	13,675
February 28, 2023	January 20, 2023	March 29, 2023	0.0200	236	0.0200	2	0.0200	1,709	(1)
March 31, 2023	March 24, 2023	April 26, 2023	0.1428	1,803	0.1550	20	0.1600	14,193
March 31, 2023	January 20, 2023	April 26, 2023	0.0200	253	0.0200	3	0.0200	1,774	(1)
April 28, 2023	April 20, 2023	May 26, 2023	0.1434	1,964	0.1551	22	0.1600	14,345
April 28, 2023	January 20, 2023	May 26, 2023	0.0200	274	0.0200	3	0.0200	1,793	(1)
May 31, 2023	May 23, 2023	June 28, 2023	0.1427	2,169	0.1549	22	0.1600	14,759
May 31, 2023	April 20, 2023	June 28, 2023	0.0200	304	0.0200	3	0.0200	1,845	(1)
June 30, 2023	June 23, 2023	July 27, 2023	0.1433	2,392	0.1551	22	0.1600	15,329
June 30, 2023	May 23, 2023	July 27, 2023	0.0200	334	0.0200	3	0.0200	1,916	(1)
July 30, 2023	June 23, 2023	August 29, 2023	0.0200	381	0.0200	3	0.0200	1,945	(1)
July 31, 2023	July 20, 2023	August 29, 2023	0.1425	2,715	0.1549	22	0.1600	15,557
August 31, 2023	August 23, 2023	September 27, 2023	0.1424	2,948	0.1548	25	0.1600	16,333
August 31, 2023	July 20, 2023	September 27, 2023	0.0200	414	0.0200	3	0.0200	2,042	(1)
September 30, 2023	September 25, 2023	October 27, 2023	0.1629	3,888	0.1750	35	0.1800	19,779
October 31, 2023	October 24, 2023	November 29, 2023	0.1623	4,335	0.1748	43	0.1800	20,994
October 31, 2023	September 25, 2023	November 29, 2023	0.0200	534	0.0200	5	0.0200	2,333	(1)
November 30, 2023	November 20, 2023	December 27, 2023	0.1629	4,987	0.1750	47	0.1800	22,572
November 30, 2023	September 25, 2023	December 27, 2023	0.0200	612	0.0200	5	0.0200	2,508	(1)
December 29, 2023	December 20, 2023	January 29, 2024	0.1623	5,619	0.1748	52	0.1800	24,172
December 29, 2023	September 25, 2023	January 29, 2024	0.0200	692	0.0200	6	0.0200	2,686	(1)
			$1.9954	$40,188	$2.1400	$383	$2.2000	$225,680

* Totals may not foot due to rounding.

(1)
Represents a special distribution.

Distribution and Servicing Plan

On July 22, 2021, the Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). On November 9, 2023, the Board approved the continuance of the Distribution and Servicing Plan. The following table shows the shareholder servicing and/or distribution fees the Company will pay the Intermediary Manager with respect to the Class S shares, Class D shares and Class I shares on an annualized basis as a percentage of the Company’s NAV for such class. No shareholder servicing and/or distribution fees will be paid with respect to Class I shares. The shareholder servicing and/or distribution monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

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

For the year ended December 31, 2023, the Company accrued distribution and shareholder servicing fees of $4,068 attributable to Class S shares, and $4 and attributable to Class D shares.

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

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S shares or Class D shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Intermediary Manager will waive the shareholder servicing fee and/or distribution that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

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

No action is required on the part of a registered shareholder to have his, her or its cash dividend or other distribution reinvested in our shares, except shareholders in certain states. Shareholders can elect to “opt out” of the Fund’s distribution reinvestment plan in their subscription agreements (other than Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, Ohio, Oklahoma, Oregon, Texas, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan and must affirmatively opt in to participate in the plan). Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, Oklahoma, Oregon, Texas, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares. Ohio residents that own Class S shares or Class D shares are not eligible to participate in our distribution reinvestment plan.

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

The following table further summarizes the share repurchases completed during the year ended December 31, 2023:

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 15, 2023	5,512,759	5.94%	$23.82	March 31, 2023	$131,283	—
June 14, 2023	3,630,463	3.78%	$24.18	June 30, 2023	87,781	1,167,048
September 14, 2023	1,991,895	1.83%	$24.55	September 30, 2023	48,895	3,458,546
December 4, 2023	1,758,057	1.33%	$24.63	December 31, 2023	43,291	4,839,926

(1) Percentage is based on total shares as of the close of the previous calendar quarter

(2) All repurchase requests were satisfied in full

(3) Amounts shown net of Early Repurchase Deduction

Senior Securities

Information about our senior securities (including debt securities and other indebtedness) is shown in the following table for the fiscal years ended December 31, 2023 and December 31, 2022. The report of our independent registered public accounting firm covering the total amount of senior securities outstanding as of December 31, 2023, and 2022 is included elsewhere in this Annual Report.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value Per Unit (4)
Revolving Credit Facility
Fiscal Year Ended December 31, 2023	$614,523	$2,553	$—	N/A (5)
Fiscal Year Ended December 31, 2022	976,462	$1,992	$—	N/A (5)
Cardinal Funding LLC
Fiscal Year Ended December 31, 2023	$601,961	$2,553	$—	N/A (5)
Fiscal Year Ended December 31, 2022	498,731	$1,992	$—	N/A (5)
Grouse Funding LLC
Fiscal Year Ended December 31, 2023	$187,500	$2,553	$—	N/A
Fiscal Year Ended December 31, 2022	158,000	$1,992	$—	N/A
Mallard Funding LLC
Fiscal Year Ended December 31, 2023	$386,803	$2,553	$—	N/A (5)
Fiscal Year Ended December 31, 2022	416,395	$1,992	$—	N/A (5)
Merlin Funding LLC
Fiscal Year Ended December 31, 2023	$15,000	$2,553	$—	N/A
December 2025 Notes
Fiscal Year Ended December 31, 2023	$62,000	$2,553	$—	N/A
Fiscal Year Ended December 31, 2022	62,000	$1,992	$—	N/A
January 2026 Notes
Fiscal Year Ended December 31, 2023	$38,000	$2,553	$—	N/A
Fiscal Year Ended December 31, 2022	—	$1,992	$—	N/A
December 2027 Notes
Fiscal Year Ended December 31, 2023	$82,000	$2,553	$—	N/A
Fiscal Year Ended December 31, 2022	82,000	$1,992	$—	N/A
January 2028 Notes
Fiscal Year Ended December 31, 2023	$18,000	$2,553	$—	N/A
Fiscal Year Ended December 31, 2022	—	$1,992	$—	N/A
September 2026 Notes
Fiscal Year Ended December 31, 2023	$226,000	$2,553	$—	N/A
September 2028 Notes
Fiscal Year Ended December 31, 2023	$325,000	$2,553	$—	N/A
September 2026 Euronotes
Fiscal Year Ended December 31, 2023	$99,356	$2,553	$—	N/A (5)

(1) Total amount of each class of senior securities outstanding at the end of the period presented, in thousands. Does not include deferred financing costs and revaluation of unsecured issuances due to interest rate swap valuation changes.

(2) The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.

(3) The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.

(4) Not applicable, as all senior securities do not have sufficient trading for an average market value per unit to be determined.

(5) Included in this amount are foreign currency debt obligations as outlined in Note 6 to the consolidated financial statements, which are incorporated this Form 10-K.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto in Part II, Item 8 of this Form 10-K “Consolidated Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K “Risk Factors”. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K. The year ended December 31, 2023 represents the period from January 1, 2023 to December 31, 2023.

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
•
general economic and political trends and other external factors;
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

Recent Developments

Please see “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 11. Subsequent Events” for a summary of recent developments.

Portfolio and Investment Activity

Our portfolio and investment activity during the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
(in thousands)*	2023	2022
Investments made in portfolio companies	$4,146,891	$6,606,772
Investments sold	(1,372,696)	(1,839,291)
Net activity before repaid investments	$2,774,195	$4,767,481
Investments repaid	(535,740)	(330,946)
Net investment activity	$2,238,455	$4,436,535

Portfolio companies at beginning of period	128	—
Number of new portfolio companies	107	203
Number of exited portfolio companies	(55)	(75)
Portfolio companies at end of period	180	128

Number of investments made in existing portfolio companies	40	—

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Portfolio composition, at fair value:
First lien secured debt	99.4%	99.0%
Second lien secured debt	0.4%	0.0%
Unsecured debt and other	0.2%	1.0%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	11.6%	10.0%
Second lien secured debt (2)	11.1%	—
Unsecured debt and other (2)	6.3%	11.1%
Total portfolio (3)	11.6%	10.1%
Interest rate type, at fair value:
Fixed rate amount	$0.3 billion	$0.1 billion
Floating rate amount	$6.4 billion	$4.2 billion
Fixed rate, as percentage of total	4.9%	1.5%
Floating rate, as percentage of total	95.1%	98.5%
Interest rate type, at amortized cost:
Fixed rate amount	$0.3 billion	$0.1 billion
Floating rate amount	$6.4 billion	$4.3 billion
Fixed rate, as percentage of total	4.9%	2.1%
Floating rate, as percentage of total	95.1%	97.9%
Weighted average spread over reference rate of all floating rate investments	6.1%	5.5%

(1)
An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.
(2)
Exclusive of investments on non-accrual status. As of December 31, 2023, 0.1% of investments were on non-accrual status. As of December 31, 2022, there were no investments on non-accrual status.
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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
Investment Ranking	Fair Value	Percentage	Fair Value	Percentage
(in thousands)
1	$9,252	0.1%	$8,536	0.2%
2	6,516,105	97.0%	4,220,721	98.0%
3	190,176	2.8%	79,635	1.8%
4	4,055	0.1%	—	0.0%
5	—	0.0%	—	0.0%
Total	$6,719,588	100.0%	$4,308,892	100.0%

Results of Operations

Operating results for the years ended December 31, 2023 and 2022 were as follows (dollar amounts in millions):

	Year Ended December 31,
	2023	2022
Total investment income	$586.8	$252.3
Net expenses	(277.5)	(104.4)
Net investment income	309.3	147.9
Net realized gain (loss)	(13.8)	(14.9)
Net unrealized appreciation (depreciation)	130.0	(130.2)
Net increase (decrease) in net assets resulting from operations	$425.5	$2.8

* Totals may not foot due to rounding.

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Additionally, as we commenced operations on January 7, 2022, many of the period over period changes are a result of increased deployment of capital and balance of our investments. As a result, comparisons may not be meaningful.

Investment Income

Investment income, for the years ended December 31, 2023 and 2022 were as follows (dollar amounts in millions):

	Year Ended December 31,
	2023	2022
Interest income	$566.8	$236.0
PIK interest income	11.4	5.5
Dividend income	0.7	—
Other income	8.0	10.8
Total investment income	$586.8	$252.3

* Totals may not foot due to rounding.

For the year ended December 31, 2023, total investment income increased to $586.8 million from $252.3 million for the same period in the prior year primarily driven by our continuing deployment of capital and rising interest rates. The size of our investment portfolio at fair value increased to $6.7 billion at December 31, 2023 from $4.3 billion at December 31, 2022. Additionally, our weighted average yield on debt and income producing investments increased to 11.6% for the year ended December 31, 2023 from 7.7% for the year ended December 31, 2022 in the prior year. For the year ended December 31, 2023 and 2022 payment-in-kind income represented 1.9% and 2.2% of total investment income, respectively.

While rising interest rates have favorably impacted our investment income during the years ended December 31, 2023 and 2022, further interest rate increases and the resulting higher cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. If such interest rate increases occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and/or our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.

Expenses

Expenses for the years ended December 31, 2023 and 2022 were as follows (dollar amounts in millions):

	Year Ended December 31,
	2023	2022
Management fees	$36.8	$20.9
Performance-based incentive fees	44.8	18.8
Interest and other debt expenses	172.7	69.7
Organization costs	—	0.9
Offering costs	0.0	2.0
Trustees' fees	0.4	0.4
Shareholder servicing fees	4.1	1.2
Administrative service expenses	2.7	2.1
Other general and administrative expenses	11.6	6.6
Total expenses	$273.1	$122.6
Management and performance-based incentive fees waived	—	(13.7)
Expense support	—	(4.4)
Expense support reimbursement	4.4	—
Net Expenses	$277.5	$104.4

* Totals may not foot due to rounding.

For the years ended December 31, 2023 and 2022, net expenses were $277.5 million and $104.4 million, respectively, primarily attributable to interest and other debt expenses.

Interest and other debt expenses

For the year ended December 31, 2023, interest and other debt expenses increased to $172.7 million from $69.7 million for the same period in the prior year, primarily driven by increased borrowings and borrowing expenses, due to rising interest rates, on our Senior Secured Facility, SPV Financing Facilities and Private Placements. The average principal debt outstanding increased to $2.2 billion for the year ended December 31, 2023 from $1.5 billion for the same period in the prior year, and total annualized cost of debt increased to 7.7% for the year ended December 31, 2023 from 4.8% for the same period in the prior year.

Management fees

For the year ended December 31, 2023, gross management fees increased to $36.8 million from $20.9 million for the same period in the prior year, primarily due to an increase in average net assets. Our average net assets increased to $2.9 billion for the year ended December 31, 2023 from $1.7 billion for the year ended December 31, 2022. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. The Adviser had waived management fees through July 7, 2022, which resulted in a waiver of $8.6 million for the year ended December 31, 2022. No management fees have been waived for the year ended December 31, 2023.

Incentive fees

For the year ended December 31, 2023, incentive fees increased to $44.8 million from $18.8 million for the same period in the prior year primarily due to our deployment of capital and increase in net investment income. The Adviser had waived incentive fees through July 7, 2022, which resulted in a waiver of $5.1 million for the year ended December 31, 2022. No incentive fees have been waived for the year ended December 31, 2023.

Other Expenses

Total other expenses were $18.8 million for the year ended December 31, 2023, primarily comprised of $4.5 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors, $2.8 million of U.S. federal excise tax, $5.2 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company), and $6.4 million of general and administrative expenses (including insurance, filing, research, and fees paid to our sub-administrator and transfer agent). The increase compared to the prior year was primarily driven by the increased costs attributable to servicing a growing investment portfolio, increased subscriptions to our Class S and Class D shares, and increased borrowings through the establishment of new financing facilities and the issuance of unsecured notes.

Expense support

For the year ended December 31, 2023, the Company did not receive expense support from the Adviser, and repaid the Adviser $4.4 million for expenses previously paid by the Adviser on behalf of the Company. For the year ended December 31, 2022, the Company received $4.4 million in expense support from the Adviser and did not make any repayments.

As of December 31, 2023, all expense support received by the Company has been repaid to the Adviser.

Income Taxes, Including Excise Taxes

We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income.

For the years ended December 31, 2023 and 2022, the Company incurred $2.8 million and $0.8 million, respectively, of U.S. federal excise tax.

Net Unrealized Gain (Loss)

Net unrealized gains (losses) for the years ended December 31, 2023 and 2022 were comprised of the following (dollar amounts in millions):

	Year Ended December 31,
	2023	2022
Non-controlled/non-affiliated investments	$155.2	$(118.6)
Derivative instruments	—	—
Foreign currency forward contracts	(3.9)	0.2
Foreign currency translations	(21.2)	(11.8)
Net unrealized gains (losses)	$130.0	$(130.2)

* Totals may not foot due to rounding.

For the year ended December 31, 2023, we recognized gross unrealized gains on investments of $182.2 million and gross unrealized losses on investments of $27.1 million, resulting in net change in unrealized gains of $155.2 million on investments year-to-date. The fair value of our debt investments as a percentage of principal increased from 96.3% as of December 31, 2022 to 98.0% as of December 31, 2023, driven by strong portfolio company fundamental and strengthening of the U.S. dollar against the Euro and British Pound.

For the year ended December 31, 2022, we recognized gross unrealized gains on investments of $20.6 million and gross unrealized losses on investments of $139.2 million, resulting in net change in unrealized losses of $118.6 million year-to-date. The capital depreciation noted on the investment portfolio was primarily driven by volatility in the syndicated loan market, driven by inflationary concerns and the Russia/Ukraine conflict.

The net unrealized gains (losses) amounts include the impact of transferring unrealized appreciation (depreciation) to realized gains (losses) due to sale and paydown activity.

Net Realized Gain (Loss)

Net realized gains (losses) for the years ended December 31, 2023 and 2022 were comprised of the following (dollar amounts in millions):

	Year Ended December 31,
	2023	2022
Non-controlled/non-affiliated investments	$(8.1)	$(19.4)
Derivative instruments	(1.7)	—
Foreign currency transactions	2.4	4.0
Foreign currency forward contracts	(6.3)	0.5
Net realized gains (losses)	$(13.8)	$(14.9)

* Totals may not foot due to rounding.

For the year ended December 31, 2023, we recognized gross realized gains on investments of $12.9 million and gross realized losses on investments of $21.0 million, resulting in net realized losses on investments of $8.1 million.

For the year ended December 31, 2022, we recognized gross realized gains on investments of $12.3 million and gross realized losses on investments of $31.7 million, resulting in net realized losses on investments of $19.4 million through our first year of operations.

Realized gains and losses on investments are primarily attributable to full or partial sales of our debt investments.

For the year ended December 31, 2023, we recognized gross realized gains on derivatives of $0.7 million and gross realized losses on derivatives of $2.5 million, resulting in net realized losses on investments of $1.8 million. For the year ended December 31, 2022, we did not recognize any realized gains or losses on derivatives.

Realized gains/losses on derivatives are attributable to derivatives not entered into qualifying hedge accounting relationships, where gains/losses for derivatives entered into qualifying hedge accounting relationships are reclassified to the corresponding risk being hedged (e.g. interest and other debt expenses for interest rate swaps).

Interest Rate Swaps

The Company uses interest rate swaps to mitigate interest rate risk associated with the Company's fixed rate liabilities, and has designated certain interest rate swaps to be in a qualifying hedge accounting relationship. See “Item 8. Consolidated Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2. Significant Accounting Policies” for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship. See our schedule of investments for additional disclosure regarding these derivative instruments. See “Item 8. Consolidated Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements—Note 6. Debt and Foreign Currency Transactions and Translations” for additional disclosure regarding the carrying value of our debt.

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

As of December 31, 2023, we had three asset based leverage facilities, seven unsecured debt issuances, one CLO warehouse facility and one revolving credit facility outstanding. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%.

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

Debt

See Note 6 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of December 31, 2023:

	Payments Due by Period*
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$615	$—	$—	$615	$—
SPV Financing Facilities (2)	1,176	—	365	811	—
CLO Warehouse Facility (3)	15	—	15	—	—
Unsecured Notes	850	—	425	425	—
Total Debt Obligations	$2,656	$—	$805	$1,851	$—

* Totals may not foot due to rounding.

(1)
As of December 31, 2023, aggregate lender commitments under the Senior Secured Facility totaled $1,570.5 million of unused capacity.
(2)
As of December 31, 2023, aggregate lender commitments under the SPV Financing Facilities totaled $373.7 million of unused capacity.
(3)
As of December 31, 2023, aggregate lender commitments under the CLO Warehouse Facility totaled $105.0 million of unused capacity.

The following table shows the contractual maturities of our debt obligations as of December 31, 2022:

	Payments Due by Period*
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$976	$—	$—	$976	$—
SPV Financing Facilities (2)	1,073	—	—	1,073	—
Unsecured Notes	144	—	—	144	—
Total Debt Obligations	$2,193	$—	$—	$2,193	$—

* Totals may not foot due to rounding.

(1)
As of December 31, 2022, aggregate lender commitments under the Senior Secured Facility totaled $1,108.5 million of unused capacity.
(2)
As of December 31, 2022, aggregate lender commitments under the SPV Financing Facilities totaled $476.9 million of unused capacity.

Net Assets

See Note 7 to the consolidated financial statements for information on the Company’s common shares and related capital activities.

Distributions

The following table summarizes our distributions declared and payable for the year ended December 31, 2023 (dollar amounts in thousands, except per share amounts):

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2023	January 20, 2023	February 24, 2023	$0.1433	$1,631	$0.1551	$18	$0.1600	$13,422
February 28, 2023	February 17, 2023	March 29, 2023	0.1446	1,703	0.1555	18	0.1600	13,675
February 28, 2023	January 20, 2023	March 29, 2023	0.0200	236	0.0200	2	0.0200	1,709	(1)
March 31, 2023	March 24, 2023	April 26, 2023	0.1428	1,803	0.1550	20	0.1600	14,193
March 31, 2023	January 20, 2023	April 26, 2023	0.0200	253	0.0200	3	0.0200	1,774	(1)
April 28, 2023	April 20, 2023	May 26, 2023	0.1434	1,964	0.1551	22	0.1600	14,345
April 28, 2023	January 20, 2023	May 26, 2023	0.0200	274	0.0200	3	0.0200	1,793	(1)
May 31, 2023	May 23, 2023	June 28, 2023	0.1427	2,169	0.1549	22	0.1600	14,759
May 31, 2023	April 20, 2023	June 28, 2023	0.0200	304	0.0200	3	0.0200	1,845	(1)
June 30, 2023	June 23, 2023	July 27, 2023	0.1433	2,392	0.1551	22	0.1600	15,329
June 30, 2023	May 23, 2023	July 27, 2023	0.0200	334	0.0200	3	0.0200	1,916	(1)
July 30, 2023	June 23, 2023	August 29, 2023	0.0200	381	0.0200	3	0.0200	1,945	(1)
July 31, 2023	July 20, 2023	August 29, 2023	0.1425	2,715	0.1549	22	0.1600	15,557
August 31, 2023	August 23, 2023	September 27, 2023	0.1424	2,948	0.1548	25	0.1600	16,333
August 31, 2023	July 20, 2023	September 27, 2023	0.0200	414	0.0200	3	0.0200	2,042	(1)
September 30, 2023	September 25, 2023	October 27, 2023	0.1629	3,888	0.1750	35	0.1800	19,779
October 31, 2023	October 24, 2023	November 29, 2023	0.1623	4,335	0.1748	43	0.1800	20,994
October 31, 2023	September 25, 2023	November 29, 2023	0.0200	534	0.0200	5	0.0200	2,333	(1)
November 30, 2023	November 20, 2023	December 27, 2023	0.1629	4,987	0.1750	47	0.1800	22,572
November 30, 2023	September 25, 2023	December 27, 2023	0.0200	612	0.0200	5	0.0200	2,508	(1)
December 29, 2023	December 20, 2023	January 29, 2024	0.1623	5,619	0.1748	52	0.1800	24,172
December 29, 2023	September 25, 2023	January 29, 2024	0.0200	692	0.0200	6	0.0200	2,686	(1)
			$1.9954	$40,188	$2.1400	$383	$2.2000	$225,680

* Totals may not foot due to rounding.

(1)
Represents a special distribution.

The following table summarizes our distributions declared and payable for the year ended December 31, 2022 (dollar amounts in thousands, except per share amounts):

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2022	January 31, 2022	March 7, 2022	$—	$—	$—	$—	$0.1045	$2,744
February 28, 2022	February 28, 2022	April 1, 2022	0.1245	22	—	—	0.1408	6,096
March 29, 2022	March 29, 2022	April 29, 2022	0.1229	225	—	—	0.1408	7,472
April 30, 2022	April 21, 2022	May 26, 2022	0.1235	426	—	—	0.1408	8,388
May 31, 2022	May 20, 2022	June 28, 2022	0.1230	576	—	—	0.1408	9,105
June 30, 2022	June 22, 2022	July 28, 2022	0.1242	717	—	—	0.1408	9,404
July 29, 2022	July 25, 2022	August 29, 2022	0.1243	842	0.1359	1	0.1408	10,013
August 31, 2022	August 23, 2022	September 28, 2022	0.1239	955	0.1358	2	0.1408	10,373
September 30, 2022	September 22, 2022	October 28, 2022	0.1243	1,119	0.1360	11	0.1408	10,767
October 31, 2022	October 21, 2022	November 25, 2022	0.1242	1,214	0.1359	11	0.1408	11,435
November 30, 2022	November 16, 2022	December 27, 2022	0.1439	1,473	0.1553	13	0.1600	13,174
December 30, 2022	December 15, 2022	January 27, 2023	0.1433	1,552	0.1551	16	0.1600	13,395
			$1.4021	$9,121	$0.8540	$54	$1.6917	$112,366

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the year ended December 31, 2023 (dollar amounts in thousands, except per share amounts):

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.9954	$40,188	$2.1400	$383	$2.2000	$225,680
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—
	$1.9954	$40,188	$2.1400	$383	$2.2000	$225,680

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the year ended December 31, 2022 (dollar amounts in thousands, except per share amounts):

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

Under the share repurchase plan, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (the “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

The following table presents information with respect to the Company’s share repurchases during the year ended December 31, 2023 (dollar amounts in thousands, except per share amounts):

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 15, 2023	5,512,759	5.94%	$23.82	March 31, 2023	$131,283	—
June 14, 2023	3,630,463	3.78%	$24.18	June 30, 2023	87,781	1,167,048
September 14, 2023	1,991,895	1.83%	$24.55	September 30, 2023	48,895	3,458,546
December 4, 2023	1,758,057	1.33%	$24.63	December 31, 2023	43,291	4,839,926

(1) Percentage is based on total shares as of the close of the previous calendar quarter

(2) All repurchase requests were satisfied in full

(3) Amounts shown net of Early Repurchase Deduction

Equity

As of January 7, 2022, the Company had satisfied the minimum offering requirement, and the Company’s Board of Trustees had authorized the release of proceeds from escrow. As of such date, the Company issued and sold 26,258,912 shares (consisting entirely of Class I shares; no Class S shares or Class D shares were issued or sold as of such date), and the escrow agent released net proceeds of approximately $657 million to the Company as payment for such shares. Apollo and its employees, including the Company’s executive officers, owned approximately $3 million of shares as of January 7, 2022.

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

We intend to establish one or more credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over SOFR or an alternative reference rate. We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations.

Off-Balance Sheet Arrangements

The Adviser has agreed to bear all expenses incurred prior to us breaking escrow for the offering, including our organization and offering expenses, through the date on which we break escrow for the initial offering of its common shares. We will be obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for the offering. The total organization and offering costs incurred through December 31, 2023 were $2.9 million.

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

Pursuant to Rule 2a-5 under the 1940 Act, our Board of Trustees has designated the Adviser as its “valuation designee” to perform the fair value determinations for investments held by us without readily available market quotations. The Company's Board of Trustees continues to be responsible for overseeing the processes for determining fair valuation.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the year ended December 31, 2023, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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
•
M&A comparables,
•
our principal market (as the reporting entity), and
•
enterprise values, among other factors.

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

See “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 2. Significant Accounting Policies” and “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 4. Investments” for additional information regarding the fair value of our financial instruments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. For additional information concerning potential impact on our business and our operating results, see Part II - Other information, Item 1A. Risk Factors.

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by our Board of Trustees based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board of Trustees to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 4 to our consolidated financial statements for the year ended December 31, 2023, for more information relating to our investment valuation.

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

As of December 31, 2023, 95% of our debt portfolio investments bore interest at variable rates, which generally are SOFR based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Our Senior Secured Facility and SPV Financing Facilities bear interest at SOFR rates with no interest rate floor. Our Unsecured Notes, which bear interest at fixed rates, are hedged by entering into fixed to floating interest rate swaps, in order to align the interest rates of our liabilities in our investment portfolio.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of December 31, 2023, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
(in millions)
Up 200 basis points	$67.6	$0.404
Up 150 basis points	50.7	0.303
Up 100 basis points	33.8	0.202
Up 50 basis points	16.9	0.101
Down 50 basis points	(16.9)	(0.101)
Down 100 basis points	(33.8)	(0.202)
Down 150 basis points	(50.7)	(0.303)
Down 200 basis points	(67.6)	(0.404)

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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Apollo Debt Solutions BDC:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Apollo Debt Solutions BDC and subsidiaries (the "Company"), including the consolidated schedule of investments as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, cash flows, and the financial highlights for each of the two years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, cash flows and financial highlights for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2023, by correspondence with the custodian, brokers and selling or agent banks; when replies were not received from brokers and selling or agent banks, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Fair Value of Investments — Refer to Notes 2 and 4 to the Financial Statements

Critical Audit Matter Description

The Company held investments classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments include debt securities that consider a combination of multiple levels of market and asset specific inputs. The valuation techniques used in estimating the fair value of these investments vary and certain significant inputs used were unobservable.

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select valuation techniques and to use significant unobservable inputs to estimate the fair value. This required a high degree of auditor judgement and extensive effort to audit management’s estimate of fair value of Level 3 investments, including the need to involve fair value specialists possessing relevant valuation experience to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs used in the valuation of certain investments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of certain Level 3 investments included the following, among other factors:

1.
We tested the design and implementation of controls over management’s valuation of Level 3 investments, including those related to valuation techniques and significant unobservable inputs.
2.
We evaluated appropriateness of the valuation techniques used for Level 3 investments and tested the related significant unobservable inputs by comparing these inputs to external sources.
3.
For a selected sample of Level 3 investments, we performed procedures with the assistance of internal fair value specialists to evaluate the valuation techniques and significant unobservable inputs and assumptions utilized.

/s/ Deloitte & Touche LLP

New York, New York

March 14, 2024

We have served as the Company's auditor since 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Apollo Debt Solutions BDC:

We have audited the consolidated statements of assets and liabilities of Apollo Debt Solutions BDC and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in net assets, cash flows, and the financial highlights for each of the two years in the period then ended, and the related notes (collectively referred to as the “financial statements”) and our report dated March 14, 2024, expressed an unqualified opinion on those financial statements. Our audit of the Company includes the information as of December 31, 2023, appearing under the caption “Senior Securities”. This information is the responsibility of the Company’s management. Information about the Company’s senior securities as of December 31, 2023, appearing under the caption “Senior Securities” has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements from which it has been derived.

/s/ Deloitte & Touche LLP

New York, New York
March 14, 2024

Item 8. Consolidated Financial Statements and Supplementary Data

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	December 31, 2023	December 31, 2022

Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $6,683,052 and $4,427,510 at December 31, 2023 and December 31, 2022, respectively)	$6,719,588	$4,308,892
Cash and cash equivalents	258,594	47,322
Foreign currencies (cost — $12,528 and $4,312 at December 31, 2023 and December 31, 2022, respectively)	12,581	4,336
Receivable for investments sold	102,861	107,868
Interest receivable	55,472	27,753
Unrealized appreciation on foreign currency forward contracts	—	249
Other assets	4,771	9,800
Total assets	$7,153,867	$4,506,220

Liabilities
Debt (net of deferred financing costs of $27,534 and $20,508 at December 31, 2023 and December 31, 2022, respectively)	$2,639,099	$2,172,620
Payable for investments purchased	245,242	88,788
Payable for share repurchases (Note 7)	43,291	40,854
Distributions payable	33,228	14,964
Interest payable	36,621	8,611
Management and performance-based incentive fees payable	19,073	10,451
Accrued administrative services expense payable	384	2,101
Unrealized depreciation on foreign currency forward contracts	3,681	—
Other liabilities and accrued expenses	9,552	12,898
Total liabilities	$3,030,171	$2,351,287
Commitments and contingencies (Note 8)
Total Net Assets	$4,123,696	$2,154,933

Net Assets
Common shares, $0.01 par value (167,451,987 and 92,877,753 shares issued and outstanding, respectively)	$1,675	$929
Capital in excess of par value	4,075,968	2,270,655
Accumulated distributed earnings (losses)	46,053	(116,651)
Total Net Assets	$4,123,696	$2,154,933

Net Asset Value Per Share
Class S Shares:
Net assets	$851,296	$251,223
Common shares outstanding ($0.01 par value, unlimited shares authorized)	34,568,776	10,827,739
Net asset value per share	$24.63	$23.20
Class D Shares:
Net assets	$7,346	$2,481
Common shares outstanding ($0.01 par value, unlimited shares authorized)	298,321	106,943
Net asset value per share	$24.63	$23.20
Class I Shares:
Net assets	$3,265,054	$1,901,229
Common shares outstanding ($0.01 par value, unlimited shares authorized)	132,584,890	81,943,071
Net asset value per share	$24.63	$23.20

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$566,764	$236,005
Payment-in-kind interest income	11,383	5,467
Dividend income	722	15
Other income	7,963	10,814
Total Investment Income	$586,832	$252,301
Operating Expenses
Management fees	$36,754	$20,929
Performance-based incentive fees	44,790	18,760
Interest and other debt expenses	172,670	69,650
Organization costs	—	934
Offering costs	38	1,968
Trustees' fees	440	439
Shareholder servicing fees	4,072	1,174
Administrative service expenses	2,658	2,101
Other general and administrative expenses	11,647	6,639
Total expenses	273,069	122,594
Management and performance-based incentive fees waived	—	(13,723)
Expense support	—	(4,433)
Expense support reimbursement	4,433	—
Net Expenses	$277,502	$104,438
Net Investment Income	$309,330	$147,863
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(8,141)	$(19,411)
Derivative instruments	(1,741)	—
Foreign currency transactions	2,374	4,028
Foreign currency forward contracts	(6,275)	489
Net realized gains (losses)	(13,783)	(14,894)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	155,153	(118,617)
Derivative instruments	—	—
Foreign currency forward contracts	(3,930)	249
Foreign currency translations	(21,233)	(11,840)
Net unrealized gains (losses)	129,990	(130,208)
Net Realized and Change in Unrealized Gains (Losses)	$116,207	$(145,102)
Net Increase (Decrease) in Net Assets Resulting from Operations	$425,537	$2,761

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Operations
Net investment income	$309,330	$147,863
Net realized gains (losses)	(13,783)	(14,894)
Net change in unrealized gains (losses)	129,990	(130,208)
Net Increase (Decrease) in Net Assets Resulting from Operations	$425,537	$2,761

Distributions to Stockholders
Class S	$(40,188)	$(9,121)
Class D	(383)	(54)
Class I	(225,680)	(112,366)
Net Decrease in Net Assets Resulting from Distributions to Stockholders	$(266,251)	$(121,541)

Capital Share Transactions
Class S:
Proceeds from shares sold	$563,130	$254,686
Repurchase of common shares, net of early repurchase deduction	(6,425)	(241)
Distributions reinvested	19,630	4,463
Class D:
Proceeds from shares sold	4,582	2,495
Repurchase of common shares, net of early repurchase deduction	—	—
Distributions reinvested	76	3
Class I:
Proceeds from shares sold	1,441,928	2,012,264
Repurchase of common shares, net of early repurchase deduction	(304,825)	(48,134)
Distributions reinvested	91,381	48,127
Net Increase (Decrease) from Capital Share Transactions	$1,809,477	$2,273,663

Net Assets
Total increase (decrease) in net assets during the period	1,968,763	2,154,883
Net Assets, beginning of period	2,154,933	50
Net Assets at End of Period	$4,123,696	$2,154,933

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Operating Activities
Net increase (decrease) in net assets resulting from operations	$425,537	$2,761
Net realized (gain) loss on investments	8,141	19,411
Net change in unrealized (gains) losses on investments	(155,153)	118,617
Net unrealized (appreciation) depreciation on foreign currency forward contracts	3,930	(249)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	21,233	11,840
Payment-in-kind interest capitalized	(7,879)	(5,333)
Net accretion of discount and amortization of premium	(16,650)	(5,632)
Amortization of deferred financing costs	5,962	3,907
Amortization of offering costs	38	1,968
Purchases of investments	(4,146,891)	(6,606,772)
Proceeds from sale of investments and principal repayments	1,908,436	2,170,237
Changes in operating assets and liabilities:
Interest receivable	(27,719)	(27,753)
Receivable for investments sold	5,007	(107,868)
Other assets	5,029	(9,800)
Payable for investments purchased	156,454	88,788
Management and performance-based incentive fees payable	8,622	10,451
Accrued administrative services expense payable	(1,717)	2,101
Interest payable	28,010	8,611
Other liabilities and accrued expenses	(3,346)	12,898
Net Cash Used in/Provided by Operating Activities	$(1,782,956)	$(4,311,817)

Financing Activities
Issuances of debt	$2,761,697	$4,330,139
Payments of debt	(2,310,099)	(2,148,292)
Financing costs paid and deferred	(12,988)	(24,419)
Proceeds from issuance of common shares	2,009,640	2,269,445
Repurchased shares, net of early repurchase deduction paid	(308,814)	(7,520)
Distributions paid	(136,900)	(53,984)
Offering costs paid and deferred	(38)	(1,968)
Net Cash Used in/Provided by Financing Activities	$2,002,498	$4,363,401

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash and cash equivalents and foreign currencies during the period	$219,542	$51,584
Effect of foreign exchange rate changes on cash and cash equivalents	(25)	24
Cash, cash equivalents and foreign currencies at beginning of period	51,658	50
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$271,175	$51,658

Supplemental Disclosure and Non-Cash Information
Cash interest paid	$138,698	$57,132
Distributions payable	$33,228	$14,964
Reinvestment of distributions during the period	$111,087	$52,593
PIK income	$11,383	$5,467

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Aerospace & Defense
MRO Holdings
MRO Holdings, Inc.	First Lien Secured Debt	S+576, 0.50% Floor	12/18/2028	$4,836	$4,836	$4,848	(4)(8)(15)
		Total Aerospace & Defense			$4,836	$4,848

Air Freight & Logistics
Swissport
Radar Bidco S.a.r.l.	First Lien Secured Debt	E+725, 0.00% Floor	9/30/2027	€85,000	$80,719	$91,724	(3)(4)(8) (9)(19)
		Total Air Freight & Logistics			$80,719	$91,724

Asset Backed Securities
Roaring Fork III-B
Roaring Fork III-B, LLC	First Lien Secured Debt	S+540, 0.00% Floor	7/16/2026	$49,667	$27,496	$26,877	(4)(8)(9) (11)(15)(16)(27)
		Total Asset Backed Securities			$27,496	$26,877

Automobile Components
Mavis Tire Express Services
Mavis Tire Express Services Corp.	First Lien Secured Debt	S+411, 0.75% Floor	5/4/2028	$23,509	$23,437	$23,583	(14)
		Total Automobile Components			$23,437	$23,583

Banks
Public Trust Advisors
Pinnacle Purchaser, LLC	First Lien Secured Debt	S+575, 1.00% Floor	12/28/2029	$4,531	$4,441	$4,441	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	12/29/2029	469	100	100	(4)(9)(11) (15)(27)
		Total Banks			$4,541	$4,541

Biotechnology
Azurity Pharmaceuticals
Azurity Pharmaceuticals, Inc.	First Lien Secured Debt	S+673, 0.75% Floor	9/20/2027	$59,464	$58,101	$57,606	(14)
		Total Biotechnology			$58,101	$57,606

Building Products
Reliable Doors
Reliable Doors, LLC	First Lien Secured Debt	S+625, 1.00% Floor	10/4/2028	$9,421	$7,469	$7,444	(4)(9)(14) (15)(27)
	First Lien Secured Debt - Revolver	S+625, 1.00% Floor	10/4/2028	568	103	102	(4)(9)(11) (14)(27)
					7,572	7,546
US LBM
LBM Acquisition, LLC	First Lien Secured Debt	S+385, 0.75% Floor	12/17/2027	15,356	15,134	15,209	(14)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Capital Markets
Arrowhead Engineered Products
Arrowhead Holdco Company	First Lien Secured Debt	S+465, 0.75% Floor	8/31/2028	$9,825	$9,825	$9,358	(4)(15)
Edelman Financial Services
The Edelman Financial Engines Centre, LLC	First Lien Secured Debt	S+361, 0.75% Floor	4/7/2028	24,754	24,771	24,820	(14)
True Potential
Kane Bidco Limited	First Lien Secured Debt - Corporate Bond	SONIA+625, 0.00% Floor	2/15/2028	£69,000	86,133	87,196	(3)(4)(8) (9)(17)
	First Lien Secured Debt - Corporate Bond	6.50%	2/15/2027	£2,000	2,324	2,390	(3)(8)(9)
	First Lien Secured Debt - Corporate Bond	5.00%	2/15/2027	€1,000	1,075	1,065	(3)(8)(9)
					89,532	90,651
		Total Capital Markets			$124,128	$124,829

Chemicals
AOC
LSF11 A5 HoldCo LLC	First Lien Secured Debt	S+435, 0.50% Floor	10/15/2028	$19,235	$18,912	$19,323	(14)(15)
	First Lien Secured Debt	S+361, 0.50% Floor	10/15/2028	15,269	15,250	15,327	(14)(15)
					34,162	34,650
Heubach
Heubach Holdings USA LLC	First Lien Secured Debt	S+1000 (includes 2.00% PIK)	4/30/2024	1,648	1,388	1,372	(4)(8)(15)
SK Neptune Husky Group Sarl	First Lien Secured Debt	S+515, 0.50% Floor	1/3/2029	9,540	9,497	4,055	(8)(16)(24)
					10,885	5,427
RMC
RMC Topco LLC	Common Equity - Equity Unit	N/A	N/A	100 Shares	100	102	(4)(9)
Rochester Midland Corporation	First Lien Secured Debt	S+600, 1.00% Floor	8/1/2029	17,898	5,433	5,396	(4)(9)(11) (14)(27)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	8/1/2029	1,990	(46)	(35)	(4)(5)(9) (11)(27)
					5,487	5,463
Solenis
Olympus Water US Holding Corporation	First Lien Secured Debt	S+460, 0.50% Floor	11/9/2028	17,051	16,729	17,097	(15)
	First Lien Secured Debt	S+500, 0.50% Floor	11/9/2028	6,801	6,485	6,849	(15)
					23,214	23,946
Vita Global
Vita Global FinCo Limited	First Lien Secured Debt	SONIA+700, 0.00% Floor	7/6/2027	£17,150	23,233	21,204	(3)(4)(8) (17)
W.R. Grace
W.R. Grace Holdings LLC	First Lien Secured Debt	S+401, 0.50% Floor	9/22/2028	5,922	5,918	5,950	(15)
		Total Chemicals			$102,899	$96,640

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Commercial Services & Supplies
Allied Universal
Allied Universal Holdco LLC	First Lien Secured Debt	S+475, 0.50% Floor	5/12/2028	$24,938	$24,242	$24,994	(14)
	First Lien Secured Debt	S+385, 0.50% Floor	5/12/2028	11,969	11,851	11,938	(14)
					36,093	36,932
Avenu Insights
ACP Avenu Buyer, LLC	First Lien Secured Debt	S+625, 1.00% Floor	10/2/2029	8,929	6,048	6,041	(4)(9)(11) (15)(27)
	First Lien Secured Debt - Revolver	S+625, 1.00% Floor	10/2/2029	1,071	(28)	(29)	(4)(5)(9) (11)(27)
					6,020	6,012
BDO USA
BDO USA, P.A.	First Lien Secured Debt	S+600, 2.00% Floor	8/31/2028	196,243	192,524	192,319	(4)(9)(14)
Beeline
IQN Holding Corp.	First Lien Secured Debt	S+525, 0.75% Floor	5/2/2029	71,509	64,275	64,768	(4)(11)(15) (27)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	5/2/2028	5,134	(37)	—	(4)(11)(27)
					64,238	64,768
Eiffel
Equipe Holdings 3 B.V.	First Lien Secured Debt	E+700, 0.00% Floor	12/19/2029	€15,000	15,665	16,062	(3)(4)(8) (9)(19)
Fortis Fire
Fortis Fire & Safety Holdings LP	Common Equity - Equity Unit	N/A	N/A	9 Shares	90	92	(4)(9)
Fortis Fire & Safety Inc.	First Lien Secured Debt	S+600, 1.00% Floor	7/21/2029	4,461	828	834	(4)(9)(11) (15)(27)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	7/21/2029	446	79	84	(4)(9)(11) (15)(27)
					997	1,010
HKA
Mount Olympus Bidco Limited	First Lien Secured Debt	S+575, 0.50% Floor	8/9/2029	18,465	18,107	17,911	(4)(8)(9) (15)(27)
	First Lien Secured Debt	S+650, 0.50% Floor	8/9/2029	2,015	532	507	(4)(8)(9) (11)(15)(27)
					18,639	18,418
Ironclad
Ironhorse Purchaser, LLC	First Lien Secured Debt	S+676, 1.00% Floor	9/30/2027	4,517	2,978	2,977	(4)(9)(11) (15)(27)
	First Lien Secured Debt - Revolver	S+676, 1.00% Floor	9/30/2027	483	268	268	(4)(9)(11) (15)(27)
					3,246	3,245

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
LABL
LABL, Inc.	First Lien Secured Debt	S+510, 0.50% Floor	10/29/2028	18,064	17,748	17,374	(14)
Liberty Tire Recycling
LTR Intermediate Holdings, Inc.	First Lien Secured Debt	S+461, 1.00% Floor	5/5/2028	12,868	12,571	11,983	(14)
Profile Products
Profile Products LLC	First Lien Secured Debt	S+560, 0.75% Floor	11/12/2027	4,913	4,913	4,913	(4)(15)
QA Group
Ichnaea UK Bidco Limited	First Lien Secured Debt	SONIA+600, 0.00% Floor	10/5/2029	£31,000	36,535	38,329	(3)(4)(8) (9)(17)
R.R. Donnelley
R. R. Donnelley & Sons Company	First Lien Secured Debt	S+735, 0.75% Floor	3/17/2028	123,920	120,663	124,214	(9)(14)
SafetyCo
HEF Safety Ultimate Holdings, LLC	First Lien Secured Debt	S+575, 1.00% Floor	11/17/2029	13,548	10,347	10,343	(4)(9)(11) (15)(27)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	11/17/2029	1,452	351	351	(4)(9)(11) (15)(27)
					10,698	10,694
SAVATREE
CI (Quercus) Intermediate Holdings, LLC	First Lien Secured Debt	S+540, 0.75% Floor	10/12/2028	17,410	17,204	17,138	(4)(15)
	First Lien Secured Debt - Revolver	S+540, 0.75% Floor	10/12/2028	2,273	95	101	(4)(11)(14) (27)
					17,299	17,239
Smith System
Smith Topco, Inc.	First Lien Secured Debt	S+600, 1.00% Floor	11/6/2029	13,308	13,014	13,009	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	11/6/2029	1,692	(37)	(38)	(4)(5)(9) (11)(27)
					12,977	12,971
Tranzonic
TZ Buyer LLC	First Lien Secured Debt	S+610, 0.75% Floor	8/14/2028	29,186	28,215	28,602	(4)(9)(14)
	First Lien Secured Debt - Revolver	S+610, 0.75% Floor	8/14/2028	606	140	139	(4)(9)(11) (14)(27)
TZ Parent LLC	Common Equity - Equity Unit	N/A	N/A	50 Shares	50	66	(4)(9)
					28,405	28,807
United Site Services
PECF USS Intermediate Holding III Corporation	First Lien Secured Debt	S+451, 0.50% Floor	12/15/2028	22,273	22,340	17,497	(15)
		Total Commercial Services & Supplies			$621,571	$622,787

Communications Equipment
MCA
Mobile Communications America, Inc.	First Lien Secured Debt	S+600, 1.00% Floor	10/16/2029	$11,141	$8,185	$8,179	(4)(9)(11) (15)(27)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	10/16/2029	1,359	(33)	(34)	(4)(5)(9) (11)(27)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Mitel Networks
MLN US Holdco LLC	First Lien Secured Debt	S+644, 1.00% Floor	10/18/2027	6,395	6,201	6,123	(4)(8)(15)
	Second Lien Secured Debt	S+670, 1.00% Floor	10/18/2027	38,156	39,474	28,808	(4)(8)(15)
					45,675	34,931
		Total Communications Equipment			$53,827	$43,076

Construction & Engineering
Pave America
Pave America Interco, LLC	First Lien Secured Debt	S+690, 1.00% Floor	2/7/2028	$33,867	$32,977	$32,852	(4)(9)(15) (16)
	First Lien Secured Debt - Revolver	S+690, 1.00% Floor	2/7/2028	2,605	(66)	(78)	(4)(5)(9) (11)(27)
					32,911	32,774
Trench Plate Rental Co.
Trench Plate Rental Co.	First Lien Secured Debt	S+560, 1.00% Floor	12/3/2026	44,773	44,268	44,101	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+560, 1.00% Floor	12/3/2026	4,545	1,433	1,409	(4)(9)(11) (15)(27)
Trench Safety Solutions Holdings, LLC	Common Equity - Equity Unit	N/A	N/A	331 Shares	50	50	(4)(9)
					45,751	45,560
		Total Construction & Engineering			$78,662	$78,334

Construction Materials
Volunteer Materials
Volunteer AcquisitionCo, LLC	First Lien Secured Debt	S+650, 1.00% Floor	9/1/2029	$4,233	$3,757	$3,749	(4)(9)(11) (14)(27)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	9/1/2029	758	(18)	(19)	(4)(5)(9) (11)(27)
		Total Construction Materials			$3,739	$3,730

Consumer Finance
American Express GBT
GBT Group Services B.V.	First Lien Secured Debt	S+610, 1.00% Floor	12/16/2026	$31,000	$31,051	$31,078	(8)(15)
		Total Consumer Finance			$31,051	$31,078

Consumer Staples Distribution & Retail
ASDA
Bellis Acquisition Company PLC	First Lien Secured Debt	SONIA+675, 0.00% Floor	10/26/2029	£97,403	$114,147	$119,536	(3)(4)(8) (9)(17)
	First Lien Secured Debt	E+275, 0.00% Floor	2/16/2026	€5,000	5,199	5,497	(3)(8)(9) (20)
	First Lien Secured Debt - Corporate Bond	3.25%	2/16/2026	£1,729	1,899	2,050	(3)(8)(9)
					121,245	127,083
Patriot Pickle
Patriot Foods Buyer, Inc.	First Lien Secured Debt	S+600, 1.00% Floor	12/22/2029	9,068	6,428	6,427	(4)(9)(11) (15)(27)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	12/22/2029	932	(19)	(19)	(4)(5)(9) (11)(27)
					6,409	6,408

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date		Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Rise and Brill
Ultimate Baked Goods Midco LLC	First Lien Secured Debt	S+560, 1.00% Floor	8/13/2027		32,425	31,976	31,786	(4)(9)(14)
	First Lien Secured Debt	S+635, 1.00% Floor	8/13/2027		8,216	8,022	8,207	(4)(9)(14)
	First Lien Secured Debt - Revolver	S+660, 1.00% Floor	8/13/2027		1,016	(33)	(1)	(4)(5)(9) (11)(27)
						39,965	39,992
		Total Consumer Staples Distribution & Retail				$167,619	$173,483

Containers & Packaging
BOX Partners
Bp Purchaser LLC	First Lien Secured Debt	S+576, 0.75% Floor	12/11/2028		$7,369	$7,369	$7,369	(4)(15)
Tekni-Plex
Trident TPI Holdings, Inc.	First Lien Secured Debt	S+426, 0.50% Floor	9/15/2028		25,574	25,557	25,536	(15)
	First Lien Secured Debt	S+525, 0.50% Floor	9/15/2028		2,992	2,933	3,007	(15)
						28,490	28,543
		Total Containers & Packaging				$35,859	$35,912

Diversified Consumer Services
2U
2U, Inc.	First Lien Secured Debt	S+650, 0.75% Floor	12/28/2026		$16,349	$15,690	$15,001	(8)(16)
Accelerate Learning
Eagle Purchaser, Inc.	First Lien Secured Debt	S+675, 1.00% Floor	3/22/2030		25,897	20,208	20,651	(4)(9)(11) (15)(27)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	3/22/2029		3,947	1,474	1,510	(4)(9)(11) (15)(27)
						21,682	22,161
Greencross
Vermont Aus Pty Ltd	First Lien Secured Debt	S+565, 0.75% Floor	3/23/2028		111,925	109,762	110,526	(4)(8)(9) (15)
	First Lien Secured Debt	BBSW+575, 0.75% Floor	3/23/2028	A$	9,825	7,146	6,645	(3)(4)(8) (9)(18)
						116,908	117,171
Houghton Mifflin
Houghton Mifflin Harcourt Company	First Lien Secured Debt	S+535, 0.50% Floor	4/9/2029		44,395	42,536	43,658	(14)
SERVPRO
One Silver Serve, LLC	First Lien Secured Debt	S+600, 1.00% Floor	12/18/2028		40,583	21,033	21,006	(4)(15)(27)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	12/18/2028		4,817	1,277	1,276	(4)(15)(27)
						22,310	22,282
		Total Diversified Consumer Services				$219,126	$220,273

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Electric Utilities
Congruex
Congruex Group LLC	First Lien Secured Debt	S+590, 0.75% Floor	5/3/2029	$29,550	$28,940	$28,737	(4)(9)(15)
		Total Electric Utilities			$28,940	$28,737

Electrical Equipment
Antylia Scientific
CPI Buyer, LLC	First Lien Secured Debt	S+576, 0.75% Floor	11/1/2028	$34,169	$34,165	$33,827	(4)(15)
	First Lien Secured Debt - Revolver	S+576, 0.75% Floor	10/30/2026	3,346	—	(33)	(4)(5)(11) (27)
					34,165	33,794
International Wire Group
IW Buyer LLC	First Lien Secured Debt	S+685, 1.00% Floor	6/28/2029	16,770	16,297	16,434	(4)(9)(14)
	First Lien Secured Debt - Revolver	S+685, 1.00% Floor	6/28/2029	3,146	(87)	(63)	(4)(5)(9) (11)(27)
					16,210	16,371
Trescal
Ruler Bidco S.A R.L.	First Lien Secured Debt	E+650, 0.00% Floor	5/2/2030	€39,482	34,723	34,813	(3)(4)(8) (9)(11)(19)(27)
	First Lien Secured Debt	S+650, 0.50% Floor	5/2/2030	11,498	11,176	11,268	(4)(8)(9) (15)
					45,899	46,081
		Total Electrical Equipment			$96,274	$96,246

Energy Equipment & Services
Camin Cargo
Camin Cargo Control Holdings, Inc.	First Lien Secured Debt	S+600, 1.00% Floor	12/6/2029	$36,269	$30,781	$30,776	(4)(9)(11) (14)(27)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	12/6/2029	4,731	(105)	(106)	(4)(5)(9) (11)(27)
		Total Energy Equipment & Services			$30,676	$30,670

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Entertainment
Chernin Entertainment
Jewel Purchaser, Inc.	First Lien Secured Debt	S+560, 0.50% Floor	7/1/2027	$90,496	$88,599	$90,496	(4)(9)(15)
		Total Entertainment			$88,599	$90,496

Financial Services
Acuity
Trident Bidco Limited	First Lien Secured Debt	S+500, 0.00% Floor	6/7/2029	$101,619	$100,114	$100,857	(4)(8)(9) (13)
Paymentsense
Hurricane Cleanco Limited	First Lien Secured Debt	12.50% (includes 6.25% PIK)	11/22/2029	£47,000	55,127	57,812	(3)(4)(8) (9)
PIB
Paisley Bidco Limited	First Lien Secured Debt	E+675, 0.00% Floor	3/17/2028	£22,500	13,276	13,895	(3)(4)(8) (11)(19)(27)
Stretto
Stretto, Inc.	First Lien Secured Debt	S+600, 1.00% Floor	10/13/2028	135,000	132,390	132,300	(4)(9)(15)
VEPF VII
VEPF VII Holdings, L.P.	First Lien Secured Debt	S+450 PIK	2/28/2028	19,294	19,216	19,306	(4)(8)(15)
		Total Financial Services			$320,123	$324,170

Food Products
Nutpods
Green Grass Foods, Inc.	First Lien Secured Debt	S+650, 1.00% Floor	12/26/2029	$3,750	$3,675	$3,675	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	12/26/2029	1,250	(25)	(25)	(4)(5)(9) (11)(27)
Nutpods Holdings, Inc.	Common Equity - Stock	N/A	N/A	125 Shares	125	125	(4)(9)
		Total Food Products			$3,775	$3,775

Ground Transportation
Boasso
Channelside AcquisitionCo, Inc.	First Lien Secured Debt	S+675, 1.00% Floor	6/30/2028	$31,857	$30,255	$30,562	(4)(9)(11) (14)(27)
	First Lien Secured Debt	S+550, 1.00% Floor	6/30/2028	4,000	(18)	(60)	(4)(5)(9) (11)(27)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	7/1/2026	2,917	(75)	(44)	(4)(5)(9) (11)(27)
					30,162	30,458
Transportation Insight
TI Intermediate Holdings, LLC	First Lien Secured Debt	S+460, 1.00% Floor	12/18/2024	7,387	7,387	7,239	(15)
		Total Ground Transportation			$37,549	$37,697

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Health Care Equipment & Supplies
Catalent
Catalent Pharma Solutions, Inc.	First Lien Secured Debt	S+300, 0.50% Floor	2/22/2028	$9,000	$8,933	$9,023	(8)(14)
Corpuls
Heartbeat BidCo GmbH	First Lien Secured Debt	E+700, 0.50% Floor	6/28/2030	€20,000	21,413	21,803	(3)(4)(8) (9)(19)
TerSera Therapeutics
TerSera Therapeutics LLC	First Lien Secured Debt	S+675, 1.00% Floor	4/4/2029	13,860	13,482	13,756	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	4/4/2029	1,140	(30)	(9)	(4)(5)(9) (11)(27)
					13,452	13,747
Treace Medical Concepts
Treace Medical Concepts, Inc.	First Lien Secured Debt	S+610, 1.00% Floor	4/1/2027	17,500	7,266	7,074	(4)(8)(9) (15)(25)(27)
	First Lien Secured Debt - Revolver	S+410, 1.00% Floor	4/1/2027	1,500	200	178	(4)(8)(9) (11)(15)(25)(27)
					7,466	7,252
Zest Dental Solutions
Zest Acquisition Corp.	First Lien Secured Debt	S+550, 0.00% Floor	2/8/2028	11,880	11,373	11,650	(14)
		Total Health Care Equipment & Supplies			$62,637	$63,475

Health Care Providers & Services
Advarra
Advarra Holdings, Inc.	First Lien Secured Debt	S+525, 0.75% Floor	8/24/2029	$198,166	$178,701	$180,599	(4)(9)(11) (14)(27)
Affordable Care
ACI Group Holdings, Inc.	First Lien Secured Debt	S+560, 0.75% Floor	8/2/2028	4,949	4,949	4,850	(4)(14)
Allied Benefit Systems
Allied Benefit Systems Intermediate LLC	First Lien Secured Debt	S+525, 0.75% Floor	10/31/2030	93,000	77,354	77,331	(4)(9)(11) (15)(27)
Athenahealth
Athenahealth Group Inc.	First Lien Secured Debt	S+325, 0.50% Floor	2/15/2029	34,459	33,764	34,356	(14)(15)
CNSI
Acentra Holdings, LLC	First Lien Secured Debt	S+650, 0.50% Floor	12/15/2028	35,640	34,559	34,927	(4)(9)(15)
	First Lien Secured Debt	S+575, 0.50% Floor	12/17/2028	2,964	2,905	2,905	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+650, 0.50% Floor	12/17/2027	4,000	1,355	1,387	(4)(9)(11) (15)(27)
					38,819	39,219
CoreTrust
Coretrust Purchasing Group LLC	First Lien Secured Debt	S+675, 0.75% Floor	10/1/2029	36,938	31,299	31,093	(4)(11)(14) (27)
	First Lien Secured Debt - Revolver	S+675, 0.75% Floor	10/1/2029	4,737	(117)	(142)	(4)(5)(11) (27)
					31,182	30,951

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Dental Care Alliance
DCA Investment Holding LLC	First Lien Secured Debt	S+641, 0.75% Floor	4/3/2028	2,452	2,452	2,452	(4)(15)
Eating Recovery Center
ERC Topco Holdings, LLC	First Lien Secured Debt	S+576, 0.75% Floor	11/10/2028	35,301	35,301	32,654	(15)
	First Lien Secured Debt - Revolver	S+576, 0.75% Floor	11/10/2027	3,195	1,385	1,045	(11)(15) (27)
					36,686	33,699
Gainwell
Gainwell Acquisition Corp.	First Lien Secured Debt	S+410, 0.75% Floor	10/1/2027	32,790	31,965	31,970	(15)
Gateway Services
Gateway US Holdings, Inc.	First Lien Secured Debt	S+665, 0.75% Floor	9/22/2026	92,407	91,962	91,946	(4)(15)
	First Lien Secured Debt - Revolver	S+665, 0.75% Floor	9/22/2026	2,629	(8)	(13)	(4)(5)(11) (27)
					91,954	91,933
Medical Solutions
Medical Solutions Holdings, Inc.	First Lien Secured Debt	S+335, 0.50% Floor	11/1/2028	8,972	8,717	8,448	(14)
Omega Healthcare
OMH-Healthedge Holdings, Inc.	First Lien Secured Debt	S+600, 1.00% Floor	10/8/2029	108,271	105,636	105,564	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	10/8/2029	11,729	(282)	(293)	(4)(5)(9) (11)(27)
					105,354	105,271
Practice Plus Group
Practice Plus Group Bidco Limited / Practice Plus Group Holdings Limited	First Lien Secured Debt	SONIA+625, 0.50% Floor	11/2/2029	£10,000	11,609	12,651	(3)(4)(8) (9)(17)
Public Partnerships
PPL Acquisition LLC	First Lien Secured Debt	S+635, 0.75% Floor	7/1/2028	8,612	8,424	8,440	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+635, 0.75% Floor	7/1/2028	1,000	(15)	(20)	(4)(5)(9) (11)(27)
PPL Equity LP	Preferred Equity - Preferred Stocks	N/A	N/A	50,000 Shares	50	33	(4)(9)
	Preferred Equity - Equity Unit	N/A	N/A	50,000 Shares	50	—	(4)(9)
					8,509	8,453
R1 RCM
R1 RCM Inc.	First Lien Secured Debt	S+325, 0.00% Floor	6/21/2029	5,500	5,433	5,511	(8)(14)
Smile Brands
Smile Brands Inc.	First Lien Secured Debt	S+461, 0.75% Floor	10/12/2027	7,368	7,368	7,036	(4)(15)
Team Select
TS Investors, LLC	First Lien Secured Debt	S+660, 1.00% Floor	5/4/2029	9,223	7,511	7,653	(4)(9)(11) (14)(27)
	First Lien Secured Debt - Revolver	S+660, 1.00% Floor	5/4/2029	739	(20)	(7)	(4)(5)(9) (11)(27)
					7,491	7,646

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Thrive Pet Healthcare
Pathway Vet Alliance LLC	First Lien Secured Debt	S+386, 0.00% Floor	3/31/2027	25,588	25,551	22,626	(14)(15)
Tivity Health
Tivity Health, Inc.	First Lien Secured Debt	S+600, 0.75% Floor	6/28/2029	113,563	112,116	112,143	(4)(9)(15)
US Fertility
US Fertility Enterprises, LLC	First Lien Secured Debt	S+660, 1.00% Floor	12/21/2027	10,927	10,684	10,763	(4)(9)(14) (15)
	First Lien Secured Debt - Revolver	S+635, 1.00% Floor	12/21/2027	130	58	57	(4)(9)(11) (15)(27)
					10,742	10,820
		Total Health Care Providers & Services			$830,716	$827,965

Health Care Technology
Clario
eResearchTechnology, Inc.	First Lien Secured Debt	S+461, 1.00% Floor	2/4/2027	$19,975	$19,433	$19,980	(14)
Wellsky
Project Ruby Ultimate Parent Corp.	First Lien Secured Debt	S+586, 0.75% Floor	3/10/2028	52,831	51,561	52,831	(4)(14)
		Total Health Care Technology			$70,994	$72,811

Hotels, Restaurants & Leisure
Delivery Hero
Delivery Hero Finco Germany GmbH	First Lien Secured Debt	E+575, 0.00% Floor	8/12/2027	€79,000	$82,558	$86,776	(3)(4)(8) (9)(20)
Norwegian Cruise Line
NCL Corporation Ltd.	First Lien Secured Debt - Corporate Bond	9.75%	2/22/2028	19,223	19,057	20,421	(4)(8)(9)
PARS
PARS Group LLC	First Lien Secured Debt	S+685, 1.50% Floor	4/3/2028	9,932	8,869	8,831	(4)(9)(14) (27)
Sky Zone
CircusTrix Holdings LLC	First Lien Secured Debt	S+675, 1.00% Floor	7/18/2028	14,162	12,240	12,337	(4)(9)(11) (14)(27)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	7/18/2028	806	(18)	(12)	(4)(5)(9) (11)(27)
					12,222	12,325
		Total Hotels, Restaurants & Leisure			$122,706	$128,353

Household Durables
Ergotron
Ergotron Acquisition, LLC	First Lien Secured Debt	S+586, 0.75% Floor	7/6/2028	$9,826	$9,668	$9,703	(4)(14)
Ergotron Investments, LLC	Common Equity - Equity Unit	N/A	N/A	500 Shares	50	60	(4)
					9,718	9,763

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
HOV
K Hovnanian Enterprises Inc	First Lien Secured Debt - Revolver	S+450, 3.00% Floor	6/30/2026	70,000	(3,845)	(4,200)	(4)(5)(8) (9)(11)(27)
	First Lien Secured Debt - Corporate Bond	8.00%	9/30/2028	2,000	1,981	1,980	(4)(8)(9)
	First Lien Secured Debt - Corporate Bond	11.75%	9/30/2029	2,000	1,947	1,945	(4)(8)(9)
					83	(275)	(5)
		Total Household Durables			$9,801	$9,488

Household Products
Advantice Health
Jazz AH Holdco, LLC	First Lien Secured Debt	S+510, 0.75% Floor	4/3/2028	$9,110	$7,110	$6,929	(4)(11)(16) (27)
	First Lien Secured Debt - Revolver	S+510, 0.75% Floor	4/3/2028	800	209	204	(4)(11)(16) (27)
		Total Household Products			$7,319	$7,133

Independent Power & Renewable Electricity Producers
Esdec
Esdec Solar Group B.V.	First Lien Secured Debt	E+600, 0.50% Floor	8/30/2028	€64,878	$53,388	$52,250	(3)(4)(8) (9)(11)(19)(27)
		Total Independent Power & Renewable Electricity Producers			$53,388	$52,250

Insurance
Alera Group
Alera Group, Inc.	First Lien Secured Debt	S+660, 0.75% Floor	10/2/2028	$39,578	$35,528	$36,179	(4)(9)(11) (14)(27)
	First Lien Secured Debt	S+610, 0.75% Floor	10/2/2028	16,437	16,103	16,437	(4)(9)(14)
	First Lien Secured Debt	S+585, 0.75% Floor	10/2/2028	39,614	(193)	(396)	(4)(5)(9) (11)(27)
					51,438	52,220
April
Athena Bidco S.A.S.	First Lien Secured Debt	E+650, 0.00% Floor	4/18/2030	€20,000	17,941	18,204	(3)(4)(8) (9)(11)(19)(20)(27)
	First Lien Secured Debt - Delayed Draw Note	E+650, 0.00% Floor	4/18/2030	€10,000	10,653	10,846	(3)(4)(8) (9)
	First Lien Secured Debt - Delayed Draw Note	E+625, 0.00% Floor	4/18/2030	€7,462	(79)	(144)	(3)(4)(5) (8)(9)(11)(27)
					28,515	28,906
Asurion
Asurion, LLC	First Lien Secured Debt	S+336, 0.00% Floor	7/31/2027	22,490	22,378	22,358	(14)(15)
	First Lien Secured Debt	S+336, 0.00% Floor	12/23/2026	12,420	12,171	12,413	(14)
					34,549	34,771
Higginbotham
Higginbotham Insurance Agency, Inc.	First Lien Secured Debt	S+560, 1.00% Floor	11/24/2028	40,097	33,137	33,268	(4)(11)(14) (27)
	First Lien Secured Debt	S+560, 1.00% Floor	11/25/2026	5,740	5,740	5,740	(4)(14)
					38,877	39,008

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Howden Group
Hyperion Refinance Sarl	First Lien Secured Debt	S+525, 0.75% Floor	11/12/2027	72,983	71,781	72,983	(4)(8)(14)
Patriot Growth Insurance Services
Patriot Growth Insurance Services, LLC	First Lien Secured Debt	S+565, 0.75% Floor	10/16/2028	32,142	32,142	32,142	(4)(15)
	First Lien Secured Debt	S+575, 0.75% Floor	10/16/2028	6,000	361	420	(4)(11)(15) (27)
	First Lien Secured Debt - Revolver	S+565, 0.75% Floor	10/16/2028	2,311	—	—	(4)(11)(27)
					32,503	32,562
Risk Strategies
RSC Acquisition Inc	First Lien Secured Debt	S+565, 0.75% Floor	11/1/2029	47,531	47,402	47,169	(4)(15)
	First Lien Secured Debt	S+600, 0.75% Floor	11/1/2029	7,000	1,184	1,265	(4)(11)(15) (27)
	First Lien Secured Debt - Revolver	S+565, 0.75% Floor	11/1/2029	900	(3)	(7)	(4)(5)(11) (27)
					48,583	48,427
Safe-Guard
SG Acquisition, Inc.	First Lien Secured Debt	S+610, 0.50% Floor	1/27/2027	90,168	88,629	88,815	(4)(9)(15)
		Total Insurance			$394,875	$397,692

IT Services
Anaplan
Anaplan, Inc.	First Lien Secured Debt	S+650, 0.75% Floor	6/21/2029	$146,692	$144,226	$147,425	(4)(15)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	6/21/2028	9,073	(136)	—	(4)(11)(27)
					144,090	147,425
Genesys Cloud
Greeneden U.S. Holdings II, LLC	First Lien Secured Debt	S+411, 0.75% Floor	12/1/2027	11,184	11,204	11,241	(14)
Peraton
Peraton Corp.	First Lien Secured Debt	S+385, 0.75% Floor	2/1/2028	27,661	27,674	27,765	(14)
Vensure
Vensure Employer Services, Inc.	First Lien Secured Debt	S+525, 0.75% Floor	3/29/2027	39,988	4,540	4,277	(4)(11)(15) (27)
Version 1
Investment Company 24 Bidco Limited	First Lien Secured Debt	SONIA+540, 0.00% Floor	7/11/2029	£6,559	7,638	8,277	(3)(4)(8) (9)(17)
	First Lien Secured Debt	E+540, 0.00% Floor	7/11/2029	€4,029	3,964	4,404	(3)(4)(8) (9)(19)
	First Lien Secured Debt	SONIA+575, 0.00% Floor	7/11/2029	€7,377	1,248	1,439	(3)(4)(8) (9)(11)(17)(27)
					12,850	14,120

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Virtusa
Virtusa Corporation	First Lien Secured Debt	S+385, 0.75% Floor	2/15/2029	7,897	7,822	7,918	(14)
Wood Mackenzie
Planet US Buyer LLC	First Lien Secured Debt	S+675, 0.75% Floor	2/1/2030	62,638	60,927	61,072	(4)(8)(9) (15)
	First Lien Secured Debt - Revolver	S+675, 0.75% Floor	2/1/2028	5,049	(124)	(126)	(4)(5)(8) (9)(11)(27)
					60,803	60,946
		Total IT Services			$268,983	$273,692

Leisure Products
Lime
Neutron Holdings, Inc.	First Lien Secured Debt	10.00%	9/30/2026	$75,000	$73,606	$73,500	(4)(9)
Peloton
Peloton Interactive, Inc.	First Lien Secured Debt	S+710, 0.50% Floor	5/25/2027	4,962	4,936	4,998	(8)(16)
Varsity Brands
Hercules Achievement Inc / Varsity Brands Holding Co Inc	First Lien Secured Debt - Corporate Bond	S+650, 1.00% Floor	12/15/2026	139,500	137,501	137,408	(4)(9)(15)
Varsity Brands Holding Co., Inc.	First Lien Secured Debt	S+511, 1.00% Floor	12/15/2026	995	968	991	(9)(14)
					138,469	138,399
		Total Leisure Products			$217,011	$216,897

Machinery
Carlisle Fluid Technologies
LSF12 Donnelly Bidco, LLC	First Lien Secured Debt	S+650, 1.00% Floor	10/2/2029	$14,963	$14,599	$14,588	(4)(9)(14)
Charter Next Generation
Charter Next Generation, Inc.	First Lien Secured Debt	S+386, 0.75% Floor	12/1/2027	12,815	12,856	12,890	(14)
Circor
Cube Industrials Buyer, Inc./Cube A&D Buyer Inc.	First Lien Secured Debt	S+600, 1.00% Floor	10/18/2030	93,017	90,737	90,692	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	10/18/2029	10,733	(258)	(268)	(4)(5)(9)(11) (27)
					90,479	90,424
JPW
JPW Industries Holding Corporation	First Lien Secured Debt	S+588, 2.00% Floor	11/22/2028	117,000	114,124	114,075	(4)(9)(15)
ProMach
Pro Mach Group, Inc.	First Lien Secured Debt	S+411, 1.00% Floor	8/31/2028	17,938	18,021	18,013	(14)(15)
		Total Machinery			$250,079	$249,990

Media
Accelerate360
Accelerate360 Holdings, LLC	First Lien Secured Debt	S+626, 1.00% Floor	2/11/2027	$68,404	$68,404	$68,404	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+626, 1.00% Floor	2/11/2027	26,908	17,938	17,938	(4)(9)(11)(15) (27)
					86,342	86,342

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Advantage Sales
Advantage Sales & Marketing Inc.	First Lien Secured Debt	S+476, 0.75% Floor	10/28/2027	25,965	25,831	25,839	(8)(14)(15)
Associa
Associations Inc.	First Lien Secured Debt	S+426 Cash plus 2.50% PIK	7/2/2027	18,539	18,419	18,540	(4)(9)(15)
Charter Communications
CCO Holdings LLC / CCO Holdings Capital Corp	Unsecured Debt - Corporate Bond	4.75%	2/1/2032	10,500	9,489	9,253
Escalent
M&M OPCO, LLC	First Lien Secured Debt	S+810, 1.00% Floor	4/7/2029	9,452	9,193	9,240	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+810, 1.00% Floor	4/7/2029	476	(13)	(11)	(4)(5)(9)(11) (27)
					9,180	9,229
Gannett
Gannett Holdings, LLC	First Lien Secured Debt	S+511, 0.50% Floor	10/15/2026	51,807	51,658	50,868	(8)(14)
	First Lien Secured Debt - Corporate Bond	6.00%	11/1/2026	2,694	2,384	2,397	(8)
					54,042	53,265
Material+
Material Holdings, LLC	First Lien Secured Debt	S+610, 0.75% Floor	8/19/2027	7,368	7,368	7,276	(4)(15)
McGraw Hill
McGraw-Hill Education, Inc.	First Lien Secured Debt	S+486, 0.50% Floor	7/28/2028	25,837	24,863	25,845	(14)
		Total Media			$235,534	$235,589

Personal Care Products
Heat Makes Sense
Amika OpCo LLC	First Lien Secured Debt	S+575, 0.75% Floor	7/1/2029	$35,000	$34,309	$35,000	(4)(9)(16)
	First Lien Secured Debt	S+540, 0.75% Floor	7/1/2029	7,842	7,708	7,764	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+565, 0.75% Floor	7/1/2028	1,617	(25)	(16)	(4)(5)(9)(11) (27)
Ishtar Co-Invest-B LP	Common Equity - Stock	N/A	N/A	39 Shares	22	101	(4)(9)
Oshun Co-Invest-B LP	Common Equity - Stock	N/A	N/A	11 Shares	11	29	(4)(9)
					42,025	42,878
KDC
KDC/ONE Development Corporation, Inc.	First Lien Secured Debt	S+500, 0.00% Floor	8/15/2028	16,870	16,381	16,756	(8)(15)
Revlon
Revlon Intermediate Holdings IV LLC	First Lien Secured Debt - Revolver	P+350, 1.75% Floor	5/2/2026	110,000	5,133	5,056	(4)(9)(11)(23) (27)
		Total Personal Care Products			$63,539	$64,690

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Pharmaceuticals
Bausch Health
Bausch Health Companies Inc.	First Lien Secured Debt	S+535, 0.50% Floor	2/1/2027	$45,996	$43,497	$37,573	(8)(14)
	First Lien Secured Debt - Corporate Bond	5.50%	11/1/2025	1,000	888	915	(8)
					44,385	38,488
Ceva
Financiere Mendel SASU	First Lien Secured Debt	S+425, 0.00% Floor	11/12/2030	8,750	8,663	8,776	(8)(15)
ExactCare
ExactCare Parent, Inc.	First Lien Secured Debt	S+650, 1.00% Floor	11/3/2029	40,574	39,480	39,458	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	11/3/2029	4,426	(119)	(122)	(4)(5)(9)(11) (27)
					39,361	39,336
		Total Pharmaceuticals			$92,409	$86,600

Professional Services
EAB
EAB Global, Inc.	First Lien Secured Debt	S+350, 0.50% Floor	8/16/2028	$19,949	$19,756	$19,949	(14)
Ingenovis Health
Ingenovis Health, Inc.	First Lien Secured Debt	S+435, 0.50% Floor	3/6/2028	4,962	4,799	4,826	(14)
	First Lien Secured Debt	S+386, 0.75% Floor	3/6/2028	3,085	2,982	3,004	(14)
					7,781	7,830
Kroll
Deerfield Dakota Holding, LLC	First Lien Secured Debt	S+375, 1.00% Floor	4/9/2027	31,759	31,630	31,521	(15)
VFS Global
Speed Midco 3 S.A R.L.	First Lien Secured Debt	E+640, 0.00% Floor	5/16/2029	€111,776	114,400	123,395	(3)(4)(8)(9) (19)
	First Lien Secured Debt	SONIA+690, 0.00% Floor	5/16/2029	£22,059	26,581	28,118	(3)(4)(8)(9) (17)
					140,981	151,513
		Total Professional Services			$200,148	$210,813

Real Estate Management & Development
3Phase Elevator
Polyphase Elevator Holding Company	First Lien Secured Debt	S+560, 1.00% Floor	6/23/2027	$3,438	$3,438	$3,258	(4)(15)
Pritchard Industries
Pritchard Industries, LLC	First Lien Secured Debt	S+575, 0.75% Floor	10/13/2027	6,386	6,386	6,226	(4)(16)
Redfin
Redfin Corporation	First Lien Secured Debt	S+575, 1.50% Floor	10/20/2028	126,841	60,397	60,330	(4)(8)(9)(11) (15)(27)
		Total Real Estate Management & Development			$70,221	$69,814

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Semiconductors & Semiconductor Equipment
Wolfspeed
Wolfspeed, Inc.	First Lien Secured Debt - Corporate Bond	9.88%	6/23/2030	$120,000	$115,449	$115,956	(4)(8)(9)
		Total Semiconductors & Semiconductor Equipment			$115,449	$115,956

Software
Accela
Accela, Inc.	First Lien Secured Debt	S+600, 0.75% Floor	9/3/2030	$18,286	$17,932	$18,057	(4)(9)(14)
	First Lien Secured Debt - Revolver	S+600, 0.75% Floor	9/3/2030	1,714	(33)	(21)	(4)(5)(9)(11) (27)
					17,899	18,036
Access Group
Armstrong Bidco Limited	First Lien Secured Debt	SONIA+525, 0.00% Floor	6/28/2029	£42,000	50,143	52,599	(3)(4)(8)(17)
Avalara
Avalara, Inc.	First Lien Secured Debt	S+725, 0.75% Floor	10/19/2028	136,364	133,460	137,045	(4)(15)
	First Lien Secured Debt - Revolver	S+725, 0.75% Floor	10/19/2028	13,636	(274)	—	(4)(11)(27)
					133,186	137,045
Certinia
Certinia Inc	First Lien Secured Debt	S+725, 1.00% Floor	8/3/2029	30,294	29,429	29,385	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+725, 1.00% Floor	8/4/2029	4,039	(113)	(121)	(4)(5)(9)(11) (27)
					29,316	29,264
Citrix
Cloud Software Group, Inc.	First Lien Secured Debt	S+461, 0.50% Floor	9/29/2028	26,000	23,129	25,421	(15)
Consilio
Skopima Consilio Parent LLC	First Lien Secured Debt	S+450, 0.50% Floor	5/12/2028	25,000	24,526	24,911	(14)
Coupa Software
Coupa Software Incorporated	First Lien Secured Debt	S+750, 0.75% Floor	2/27/2030	60,220	53,959	54,381	(4)(9)(11)(14) (27)
	First Lien Secured Debt - Revolver	S+750, 0.75% Floor	2/27/2029	3,780	(81)	(76)	(4)(5)(9)(11) (27)
					53,878	54,305
DigiCert
Dcert Buyer, Inc.	First Lien Secured Debt	S+400, 0.00% Floor	10/16/2026	29,662	29,544	29,461	(14)(15)
Duck Creek Technologies
Disco Parent, LLC	First Lien Secured Debt	S+750, 1.00% Floor	3/30/2029	21,392	20,906	21,018	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+750, 1.00% Floor	3/30/2029	2,139	(47)	(37)	(4)(5)(9)(11) (27)
					20,859	20,981

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Flexera
Flexera Software LLC	First Lien Secured Debt	S+386, 0.75% Floor	3/3/2028	29,159	29,149	29,180	(14)
G2CI
Evergreen IX Borrower 2023, LLC	First Lien Secured Debt	S+600, 0.75% Floor	9/30/2030	91,272	89,048	88,991	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+600, 0.75% Floor	10/1/2029	10,071	(241)	(252)	(4)(5)(9)(11) (27)
					88,807	88,739
GTreasury
G Treasury SS LLC	First Lien Secured Debt	S+600, 1.00% Floor	6/29/2029	17,857	8,326	8,215	(4)(9)(11)(15) (27)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	6/29/2029	2,143	(39)	(43)	(4)(5)(9)(11) (27)
					8,287	8,172
Infoblox
Delta Topco, Inc.	First Lien Secured Debt	S+375, 0.75% Floor	12/1/2027	13,322	13,326	13,332	(16)
Instem
Ichor Management Limited	First Lien Secured Debt	S+550, 1.00% Floor	12/8/2029	9,278	9,048	9,046	(4)(8)(9)(15)
	First Lien Secured Debt	S+550, 0.00% Floor	12/8/2029	£3,077	(48)	(49)	(3)(4)(5)(8) (9)(11)(27)
	First Lien Secured Debt - Revolver	S+550, 0.00% Floor	12/8/2029	£1,477	(46)	(47)	(3)(4)(5)(8) (9)(11)(27)
					8,954	8,950
Medallia
Medallia, Inc.	First Lien Secured Debt	S+660 (includes 5.97% PIK)	10/29/2028	38,037	37,370	38,037	(4)(9)(15)
Mitchell
Mitchell International, Inc.	First Lien Secured Debt	S+386, 0.50% Floor	10/15/2028	20,000	19,529	20,020	(15)
New Relic
Crewline Buyer, Inc.	First Lien Secured Debt	S+675, 1.00% Floor	11/8/2030	41,900	40,867	40,852	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	11/8/2030	4,365	(107)	(109)	(4)(5)(9)(11) (27)
					40,760	40,743
Ping Identity
Ping Identity Holding Corp.	First Lien Secured Debt	S+700, 0.75% Floor	10/17/2029	22,727	22,228	22,500	(4)(14)
	First Lien Secured Debt - Revolver	S+700, 0.75% Floor	10/17/2028	2,273	(46)	(23)	(4)(5)(11)(27)
					22,182	22,477
Relativity
Relativity ODA LLC	First Lien Secured Debt	S+660, 1.00% Floor	5/12/2027	29,262	28,455	28,823	(4)(14)
	First Lien Secured Debt - Revolver	S+660, 1.00% Floor	5/12/2027	2,500	(45)	(37)	(4)(5)(11)(27)
					28,410	28,786

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Solera
Polaris Newco, LLC	First Lien Secured Debt	S+411, 0.50% Floor	6/2/2028	49,438	49,277	48,839	(14)(15)
Stamps.com
Auctane, Inc.	First Lien Secured Debt	S+585, 0.75% Floor	10/5/2028	31,931	31,466	31,931	(4)(9)(15)
Zendesk
Zendesk, Inc.	First Lien Secured Debt	S+625, 0.75% Floor	11/22/2028	181,274	143,040	145,759	(4)(9)(11)(15) (27)
	First Lien Secured Debt - Revolver	S+625, 0.75% Floor	11/22/2028	14,624	(239)	—	(4)(9)(11)(27)
					142,801	145,759
		Total Software			$902,798	$916,988

Special Purpose Entity
48forty Solutions
Alpine Acquisition Corp II	First Lien Secured Debt	S+610, 1.00% Floor	11/30/2026	$7,388	$7,388	$7,240	(4)(14)
		Total Special Purpose Entity			$7,388	$7,240

Specialty Retail
Carvana
Carvana Co.	First Lien Secured Debt - Corporate Bond	13.00% PIK	6/1/2030	$18,406	$18,777	$15,542	(8)
	First Lien Secured Debt - Corporate Bond	12.00% PIK	12/1/2028	12,270	12,650	10,449	(8)
	First Lien Secured Debt - Corporate Bond	14.00% PIK	6/1/2031	11,781	12,010	10,093	(8)
					43,437	36,084
EG Group
EG Global Finance PLC	First Lien Secured Debt - Corporate Bond	S+750 (includes 6.43% PIK)	11/30/2028	113,000	108,555	108,480	(4)(8)(13)
Golden Hippo
Altern Marketing, LLC	First Lien Secured Debt	S+600, 2.00% Floor	6/13/2028	62,878	61,730	61,935	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+600, 2.00% Floor	6/13/2028	9,422	(169)	(118)	(4)(5)(9)(11) (27)
					61,561	61,817
PetSmart
PetSmart LLC	First Lien Secured Debt	S+385, 0.75% Floor	2/11/2028	9,775	9,780	9,682	(14)
Village Pet Care
Village Pet Care, LLC	First Lien Secured Debt	S+650, 1.00% Floor	9/22/2029	4,545	1,397	1,341	(4)(9)(11)(15) (27)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	9/22/2029	455	(9)	(11)	(4)(5)(9)(11) (27)
					1,388	1,330
		Total Specialty Retail			$224,721	$217,393

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date		Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Technology Hardware, Storage & Peripherals
Forterro
Yellow Castle AB	First Lien Secured Debt	E+475, 0.00% Floor	7/9/2029		€9,802	$9,759	$10,631	(3)(4)(8)(19)
	First Lien Secured Debt	SONIA+475, 0.00% Floor	7/9/2029		€8,445	4,749	5,216	(3)(4)(8)(11) (17)(27)
	First Lien Secured Debt	SARON+475, 0.00% Floor	7/9/2029	₣	3,296	3,315	3,850	(3)(4)(8)(21)
	First Lien Secured Debt	STIBOR+475, 0.00% Floor	7/9/2029	kr	34,792	3,235	3,389	(3)(4)(8)(22)
		Total Technology Hardware, Storage & Peripherals				$21,058	$23,086

Textiles, Apparel & Luxury Goods
Authentic Brands
ABG Intermediate Holdings 2 LLC	First Lien Secured Debt	S+360, 0.50% Floor	12/21/2028		$18,381	$18,168	$18,490	(14)(15)
Claire's
Claire's Stores, Inc.	First Lien Secured Debt	S+660, 0.00% Floor	12/18/2026		11,895	11,760	10,904	(14)
Gruppo Florence
Made in Italy 2 S.P.A.	First Lien Secured Debt - Corporate Bond	E+675, 0.00% Floor	10/17/2030		€69,000	71,021	73,887	(3)(4)(8)(9) (19)
Iconix Brand Group
IBG Borrower LLC	First Lien Secured Debt	S+615, 1.00% Floor	8/22/2029		78,262	77,007	77,479	(4)(9)(15)
		Total Textiles, Apparel & Luxury Goods				$177,956	$180,760

Transportation Infrastructure
Alliance Ground International
AGI-CFI Holdings, Inc.	First Lien Secured Debt	S+590, 0.75% Floor	6/11/2027		$17,218	$17,069	$17,046	(4)(15)(16)
		Total Transportation Infrastructure				$17,069	$17,046

		Total Investments before Cash Equivalents				$6,683,052	$6,719,588	(2)(6)(27)
State Street Institutional US Government Money Market Fund						55,000	55,000	(7)
		Total Investments after Cash Equivalents				$6,738,052	$6,774,588

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

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

(a) Bears interest at a rate determined by three-month SOFR. The interest rate locked two business days prior to settlement of the interest rate swaps. The three-month SOFR is 5.33% on December 31, 2023.

(b) Bears interest at a rate determined by 1 day Euro Short Term Rate. The interest rate locked two business days prior to settlement of the interest rate swaps. The 1 day Euro Short Term Rate is 3.85% on December 31, 2023.

Derivative Instrument	Settlement Date	Notional amount to be purchased	Notional amount to be sold		Footnote Reference
Foreign currency forward contract	3/20/2024	$6,496	A$	9,836	Note 5
Foreign currency forward contract	3/20/2024	4,670	₣	4,037	Note 5
Foreign currency forward contract	3/20/2024	118,003		€108,029	Note 5
Foreign currency forward contract	3/20/2024	173,151		£137,183	Note 5
Foreign currency forward contract	3/20/2024	3,212	kr	33,434	Note 5
(1)
Fair value is determined in good faith by or under the direction of the Board of Trustees of the Company (See Note 2 to the consolidated financial statements).
(2)
Aggregate gross unrealized gain and loss for federal income tax purposes is $53,850 and $61,525, respectively. Net unrealized loss is $7,675 based on a tax cost of $6,782,263.
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
(6)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted.
(7)
This security is included in Cash and Cash Equivalents on the Consolidated Statements of Assets and Liabilities.
(8)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2023, non-qualifying assets represented approximately 28.75% of the total assets of the Company.
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
(12)
Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR" or "S") or an alternate base rate (which can include but is not limited to LIBOR, the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period, and may be subject to interest floors.
(13)
The interest rate on these loans is subject to SOFR, which as of December 31, 2023 was 5.38%
(14)
The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2023 was 5.35%
(15)
The interest rate on these loans is subject to 3 months SOFR, which as of December 31, 2023 was 5.33%
(16)
The interest rate on these loans is subject to 6 months SOFR, which as of December 31, 2023 was 5.16%
(17)
The interest rate on these loans is subject to SONIA, which as of December 31, 2023 was 5.19%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except per share data)

(18)
The interest rate on these loans is subject to 3 months BBSW, which as of December 31, 2023 was 4.41%
(19)
The interest rate on these loans is subject to 3 months EURIBOR, which as of December 31, 2023 was 3.91%
(20)
The interest rate on these loans is subject to 6 months EURIBOR, which as of December 31, 2023 was 3.86%
(21)
The interest rate on these loans is subject to Swiss Average Rate Overnight (SARON), which as of December 31, 2023 was 1.70%
(22)
The interest rate on these loans is subject to 6 months Stockholm Interbank Offered Rate (STIBOR), which as of December 31, 2023 was 4.05%
(23)
The interest rate on these loans is subject to Prime, which as of December 31, 2023 was 8.50%
(24)
Loan was on non-accrual status as of December 31, 2023.
(25)
Treace Medical Concepts, Inc. is subject to an interest rate cap. The investment is capped at the lesser of stated interest rate and 3.00% plus the applicable margin.
(26)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of December 31, 2023, all of the Company's investments were non-controlled, non-affiliated.

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except per share data)

(27)
As of December 31, 2023, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Accela, Inc.	$1,714	$—	$1,714	$—	$—	$1,714
Accelerate360 Holdings, LLC	26,908	(17,938)	8,970	—	—	8,970
Acentra Holdings, LLC (fka CNSI Holdings, LLC)	4,000	(1,467)	2,533	—	—	2,533
ACP Avenu Buyer, LLC	3,750	—	3,750	—	—	3,750
Advarra Holdings, Inc.	16,576	—	16,576	—	—	16,576
Alera Group, Inc.	43,014	—	43,014	—	—	43,014
Allied Benefit Systems Intermediate LLC	14,381	—	14,381	—	—	14,381
Altern Marketing, LLC	9,422	—	9,422	—	—	9,422
Amika OpCo LLC (f/k/a Heat Makes Sense Shared Services, LLC)	1,617	—	1,617	—	—	1,617
Anaplan, Inc.	9,073	—	9,073	—	—	9,073
Athena Bidco S.A.S.*	11,726	—	11,726	—	—	11,726
Avalara, Inc.	13,636	—	13,636	—	—	13,636
Camin Cargo Control Holdings, Inc.	9,462	—	9,462	—	—	9,462
Certinia Inc (FinancialForce.com)	4,039	—	4,039	—	—	4,039
Channelside AcquisitionCo, Inc. (fka Gruden Acquisition, Inc.)	7,733	—	7,733	—	—	7,733
CI (Quercus) Intermediate Holdings, LLC	2,273	(136)	2,137	—	—	2,137
CircusTrix Holdings LLC	2,419	—	2,419	—	—	2,419
Coretrust Purchasing Group LLC (HPG Enterprises LLC)	9,474	—	9,474	—	—	9,474
Coupa Software Incorporated	8,716	—	8,716	—	—	8,716
CPI Buyer, LLC	3,346	—	3,346	—	—	3,346
Crewline Buyer, Inc.	4,365	—	4,365	—	—	4,365
Cube Industrials Buyer, Inc./Cube A&D Buyer Inc.	10,733	—	10,733	—	—	10,733
Disco Parent, LLC	2,139	—	2,139	—	—	2,139
Eagle Purchaser, Inc.	9,000	(1,579)	7,421	—	5,053	2,368
ERC Topco Holdings, LLC	3,195	(1,385)	1,810	—	—	1,810

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except per share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Esdec Solar Group B.V. (Enstall Group B.V.)*	17,939	—	17,939	—	—	17,939
Evergreen IX Borrower 2023, LLC	10,071	—	10,071	—	—	10,071
ExactCare Parent, Inc.	4,426	—	4,426	—	—	4,426
Fortis Fire & Safety Inc.	4,017	(89)	3,928	—	—	3,928
G Treasury SS LLC	11,429	—	11,429	—	—	11,429
Gateway US Holdings, Inc.	2,629	—	2,629	—	—	2,629
Green Grass Foods, Inc.	1,250	—	1,250	—	—	1,250
HEF Safety Ultimate Holdings, LLC	4,355	(387)	3,968	—	—	3,968
Higginbotham Insurance Agency, Inc.	6,828	—	6,828	—	—	6,828
Ichor Management Limited*	5,805	—	5,805	—	3,922	1,883
Investment Company 24 Bidco Limited*	6,624	—	6,624	—	—	6,624
IQN Holding Corp.	11,867	—	11,867	—	—	11,867
Ironhorse Purchaser, LLC	1,932	(277)	1,655	—	—	1,655
IW Buyer LLC	3,146	—	3,146	—	—	3,146
Jazz AH Holdco, LLC	2,800	(220)	2,580	—	2,000	580
K Hovnanian Enterprises Inc	70,000	—	70,000	—	—	70,000
M&M OPCO, LLC	476	—	476	—	—	476
Mobile Communications America, Inc.	4,076	—	4,076	—	—	4,076
Mount Olympus Bidco Limited	1,447	—	1,447	—	—	1,447
OMH-Healthedge Holdings, Inc.	11,729	—	11,729	—	—	11,729
One Silver Serve, LLC	24,085	(1,325)	22,760	—	—	22,760
Paisley Bidco Limited*	14,282	—	14,282	—	14,282	—
PARS Group LLC	952	—	952	—	—	952
Patriot Foods Buyer, Inc.	3,416	—	3,416	—	—	3,416
Patriot Growth Insurance Services, LLC	7,891	—	7,891	—	—	7,891
Pave America Interco, LLC (f/k/a Pavement Partners Interco, LLC)	2,605	—	2,605	—	—	2,605

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except per share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Ping Identity Holding Corp.	2,273	—	2,273	—	—	2,273
Pinnacle Purchaser, LLC	469	(109)	360	—	—	360
Planet US Buyer LLC	5,049	—	5,049	—	—	5,049
PPL Acquisition LLC	1,000	—	1,000	—	—	1,000
Redfin Corporation	63,500	—	63,500	—	—	63,500
Relativity ODA LLC	2,500	—	2,500	—	—	2,500
Reliable Doors, LLC	2,357	(114)	2,243	—	—	2,243
Revlon Intermediate Holdings IV LLC	110,000	(6,431)	103,569	—	—	103,569
Roaring Fork III-B, LLC	21,871	—	21,871	—	—	21,871
Rochester Midland Corporation	14,179	—	14,179	—	—	14,179
RSC Acquisition Inc	6,635	—	6,635	—	—	6,635
Ruler Bidco S.A R.L.*	7,683	—	7,683	—	—	7,683
Smith Topco, Inc.	1,692	—	1,692	—	—	1,692
TerSera Therapeutics LLC	1,140	—	1,140	—	—	1,140
Treace Medical Concepts, Inc.	11,708	(200)	11,508	—	5,833	5,675
Trench Plate Rental Co.	4,545	(1,477)	3,068	—	—	3,068
TS Investors, LLC	2,216	—	2,216	—	—	2,216
TZ Buyer LLC	606	(151)	455	—	—	455
Ultimate Baked Goods Midco LLC	1,016	—	1,016	—	—	1,016
US Fertility Enterprises, LLC	130	(59)	71	—	—	71
Vensure Employer Services, Inc.	35,111	—	35,111	—	—	35,111
Village Pet Care, LLC	3,545	—	3,545	—	—	3,545
Volunteer AcquisitionCo, LLC	1,136	—	1,136	—	—	1,136
Yellow Castle AB*	3,944	—	3,944	—	—	3,944
Zendesk, Inc.	50,138	—	50,138	—	—	50,138
Total	$823,231	$(33,344)	$789,887	$—	$31,090	$758,799

* These investments are in a foreign currency and the total commitment has been converted to USD using the December 31, 2023 exchange rate.

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except per share data)

(28)
The following shows the composition of the Company’s portfolio at cost by investment type and industry as of December 31, 2023:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total
Aerospace & Defense	$4,836	$—	$—	$—	$—	$4,836
Air Freight & Logistics	80,719	—	—	—	—	80,719
Asset Backed Securities	27,496	—	—	—	—	27,496
Automobile Components	23,437	—	—	—	—	23,437
Banks	4,541	—	—	—	—	4,541
Biotechnology	58,101	—	—	—	—	58,101
Building Products	22,706	—	—	—	—	22,706
Capital Markets	124,128	—	—	—	—	124,128
Chemicals	102,799	—	—	—	100	102,899
Commercial Services & Supplies	621,431	—	—	—	140	621,571
Communications Equipment	14,353	39,474	—	—	—	53,827
Construction & Engineering	78,612	—	—	—	50	78,662
Construction Materials	3,739	—	—	—	—	3,739
Consumer Finance	31,051	—	—	—	—	31,051
Consumer Staples Distribution & Retail	167,619	—	—	—	—	167,619
Containers & Packaging	35,859	—	—	—	—	35,859
Diversified Consumer Services	219,126	—	—	—	—	219,126
Electric Utilities	28,940	—	—	—	—	28,940
Electrical Equipment	96,274	—	—	—	—	96,274
Energy Equipment & Services	30,676	—	—	—	—	30,676
Entertainment	88,599	—	—	—	—	88,599
Financial Services	320,123	—	—	—	—	320,123
Food Products	3,650	—	—	—	125	3,775
Ground Transportation	37,549	—	—	—	—	37,549

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except per share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total
Health Care Equipment & Supplies	62,637	—	—	—	—	62,637
Health Care Providers & Services	830,616	—	—	99	—	830,715
Health Care Technology	70,994	—	—	—	—	70,994
Hotels, Restaurants & Leisure	122,706	—	—	—	—	122,706
Household Durables	9,751	—	—	—	50	9,801
Household Products	7,319	—	—	—	—	7,319
Independent Power & Renewable Electricity Producers	53,388	—	—	—	—	53,388
Insurance	394,875	—	—	—	—	394,875
IT Services	268,983	—	—	—	—	268,983
Leisure Products	217,011	—	—	—	—	217,011
Machinery	250,079	—	—	—	—	250,079
Media	226,045	—	9,489	—	—	235,534
Personal Care Products	63,506	—	—	—	33	63,539
Pharmaceuticals	92,409	—	—	—	—	92,409
Professional Services	200,148	—	—	—	—	200,148
Real Estate Management & Development	70,221	—	—	—	—	70,221
Semiconductors & Semiconductor Equipment	115,449	—	—	—	—	115,449
Software	902,798	—	—	—	—	902,798
Special Purpose Entity	7,388	—	—	—	—	7,388
Specialty Retail	224,721	—	—	—	—	224,721
Technology Hardware, Storage & Peripherals	21,058	—	—	—	—	21,058
Textiles, Apparel & Luxury Goods	177,956	—	—	—	—	177,956
Transportation Infrastructure	17,070	—	—	—	—	17,070
Total	$6,633,492	$39,474	$9,489	$99	$498	$6,683,052

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except per share data)

(29)
The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of December 31, 2023:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total	% of Net Assets
Aerospace & Defense	$4,848	$—	$—	$—	$—	$4,848	0.1%
Air Freight & Logistics	91,724	—	—	—	—	91,724	2.2%
Asset Backed Securities	26,877	—	—	—	—	26,877	0.7%
Automobile Components	23,583	—	—	—	—	23,583	0.6%
Banks	4,541	—	—	—	—	4,541	0.1%
Biotechnology	57,606	—	—	—	—	57,606	1.4%
Building Products	22,755	—	—	—	—	22,755	0.6%
Capital Markets	124,829	—	—	—	—	124,829	3.0%
Chemicals	96,538	—	—	—	102	96,640	2.3%
Commercial Services & Supplies	622,629	—	—	—	158	622,787	15.1%
Communications Equipment	14,268	28,808	—	—	—	43,076	1.0%
Construction & Engineering	78,284	—	—	—	50	78,334	1.9%
Construction Materials	3,730	—	—	—	—	3,730	0.1%
Consumer Finance	31,078	—	—	—	—	31,078	0.8%
Consumer Staples Distribution & Retail	173,483	—	—	—	—	173,483	4.2%
Containers & Packaging	35,912	—	—	—	—	35,912	0.9%
Diversified Consumer Services	220,273	—	—	—	—	220,273	5.3%
Electric Utilities	28,737	—	—	—	—	28,737	0.7%
Electrical Equipment	96,246	—	—	—	—	96,246	2.3%
Energy Equipment & Services	30,670	—	—	—	—	30,670	0.7%
Entertainment	90,496	—	—	—	—	90,496	2.2%
Financial Services	324,170	—	—	—	—	324,170	7.9%
Food Products	3,650	—	—	—	125	3,775	0.1%
Ground Transportation	37,697	—	—	—	—	37,697	0.9%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except per share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total	% of Net Assets
Health Care Equipment & Supplies	63,475	—	—	—	—	63,475	1.5%
Health Care Providers & Services	827,932	—	—	33	—	827,965	20.1%
Health Care Technology	72,811	—	—	—	—	72,811	1.8%
Hotels, Restaurants & Leisure	128,353	—	—	—	—	128,353	3.1%
Household Durables	9,428	—	—	—	60	9,488	0.2%
Household Products	7,133	—	—	—	—	7,133	0.2%
Independent Power & Renewable Electricity Producers	52,250	—	—	—	—	52,250	1.3%
Insurance	397,692	—	—	—	—	397,692	9.6%
IT Services	273,692	—	—	—	—	273,692	6.6%
Leisure Products	216,897	—	—	—	—	216,897	5.3%
Machinery	249,990	—	—	—	—	249,990	6.1%
Media	226,336	—	9,253	—	—	235,589	5.7%
Personal Care Products	64,560	—	—	—	129	64,689	1.6%
Pharmaceuticals	86,600	—	—	—	—	86,600	2.1%
Professional Services	210,813	—	—	—	—	210,813	5.1%
Real Estate Management & Development	69,814	—	—	—	—	69,814	1.7%
Semiconductors & Semiconductor Equipment	115,956	—	—	—	—	115,956	2.8%
Software	916,988	—	—	—	—	916,988	22.2%
Special Purpose Entity	7,240	—	—	—	—	7,240	0.2%
Specialty Retail	217,393	—	—	—	—	217,393	5.3%
Technology Hardware, Storage & Peripherals	23,086	—	—	—	—	23,086	0.6%
Textiles, Apparel & Luxury Goods	180,760	—	—	—	—	180,760	4.4%
Transportation Infrastructure	17,047	—	—	—	—	17,047	0.4%
Total	$6,680,870	$28,808	$9,253	$33	$624	$6,719,588	163.0%
% of Net Assets	162.0%	0.7%	0.2%	0.0%	0.0%	163.0%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except per share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of December 31, 2023
Software	13.6%
Health Care Providers & Services	12.3%
Commercial Services & Supplies	9.3%
Insurance	5.9%
Financial Services	4.8%
IT Services	4.1%
Machinery	3.7%
Media	3.5%
Diversified Consumer Services	3.3%
Specialty Retail	3.2%
Leisure Products	3.2%
Professional Services	3.1%
Textiles, Apparel & Luxury Goods	2.7%
Consumer Staples Distribution & Retail	2.6%
Hotels, Restaurants & Leisure	1.9%
Capital Markets	1.9%
Semiconductors & Semiconductor Equipment	1.7%
Chemicals	1.4%
Electrical Equipment	1.4%
Air Freight & Logistics	1.4%
Entertainment	1.3%
Pharmaceuticals	1.3%
Construction & Engineering	1.2%
Health Care Technology	1.1%
Real Estate Management & Development	1.0%
Personal Care Products	1.0%
Health Care Equipment & Supplies	0.9%
Biotechnology	0.9%
Independent Power & Renewable Electricity Producers	0.8%
Communications Equipment	0.6%
Ground Transportation	0.6%
Containers & Packaging	0.5%
Consumer Finance	0.5%
Energy Equipment & Services	0.5%
Electric Utilities	0.4%
Asset Backed Securities	0.4%
Automobile Components	0.4%
Technology Hardware, Storage & Peripherals	0.3%
Building Products	0.3%
Transportation Infrastructure	0.3%
Household Durables	0.1%
Special Purpose Entity	0.1%
Household Products	0.1%
Aerospace & Defense	0.1%
Banks	0.1%
Food Products	0.1%
Construction Materials	0.1%
100.0%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

(In thousands, except per share data)

Geographic Region	December 31, 2023
United States	77.6%
United Kingdom	11.0%
Europe	9.5%
Australia	1.7%
Canada	0.2%

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

Apollo Credit Management, LLC (the “Adviser”) is our investment adviser and is an affiliate of Apollo Global Management, Inc. and its consolidated subsidiaries (“AGM”, or "Apollo"). The Adviser, subject to the overall supervision of our Board of Trustees, manages the day-to-day operations of the Company and provides investment advisory services to the Company.

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

As of December 31, 2023, the Company's consolidated subsidiaries were Cardinal Funding LLC, Mallard Funding LLC, Grouse Funding LLC, Merlin Funding LLC, ADS Albatross SPV LLC, ADS Flood SPV LLC, ADS Germantown SPV LLC, ADS Lemon SPV LLC, ADS Mantle SPV LLC, ADS Newark SPV LLC, ADS Opera SPV LLC and ADS Titan SPV LLC.

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

Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of December 31, 2023 and 2022 were $258,594 and $47,322, respectively.

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

Investment Valuation Process

The Board of Trustees has designated the Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Company's Board of Trustees. Even though the Company's Board of Trustees designated the Company's Adviser as “valuation designee,” the Company's Board of Trustees continues to be responsible for overseeing the processes for determining fair valuation.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the year ended December 31, 2023, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Interest Rate Swaps

The Company uses interest rate swaps to hedge some or all of the Company's fixed rate debt. The Company designated the interest rate swaps as the hedging instrument in an effective hedge accounting relationship, and therefore the periodic payments and receipts are recognized as components of interest expense in the Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a derivative asset or derivative liability on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt. Any amounts paid to the counterparty to cover collateral obligations under the terms of the interest rate swap agreement are included in other assets or other liabilities and expenses on the Company's Consolidated Statements of Assets and Liabilities. Please see Note 5 of the Company's Consolidated Financial Statements for additional detail.

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

PIK Income

The Company may have loans in its portfolio that contain PIK provisions. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. PIK income computed at the contractual rate is accrued into income, which is included in interest income in the Company’s Consolidated Statements of Operations, and reflected as interest receivable up to the capitalization date. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.

If at any point the Company believes PIK is not fully expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company believes that PIK is expected to be realized.

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

As of December 31, 2023, 0.1% of total investments at amortized cost, or 0.1% of total investments at fair value, were on non-accrual status. As of December 31, 2022, the Company did not hold any loans on non-accrual status.

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

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through December 31, 2023 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file Form 1099s for the tax year ending December 31, 2023. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of December 31, 2023, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

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

For the year ended December 31, 2023, the Company recognized $36,754 of management fees, and $44,790 of incentive fees before impact of waived fees. For the year ended December 31, 2023, no management fees and incentive fees were waived.

For the year ended December 31, 2022, the Company recognized $20,929 of management fees, and $18,760 of incentive fees before impact of waived fees. For the year ended December 31, 2022, $8,596 of management fees were waived and $5,127 of incentive fees were waived.

As of December 31, 2023 and December 31, 2022, management and performance-based incentive fees payable were $19,073 and $10,451.

Fees From Affiliates

From time-to-time various affiliates of Adviser are involved in transactions whereby certain fees, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution” services) are earned and rebated back to the funds. For the year ended December 31, 2023 the Company received $4,215 in fee rebates from affiliates related to Capital Solution services. For the year ended December 31, 2022 the Company received $5,767 in fee rebates from affiliates related to Capital Solution services.

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

Intermediary Manager Agreement

On November 10, 2021, the Company entered into an Intermediary Manager Agreement (the “Intermediary Manager Agreement”) with Apollo Global Securities, LLC. (the “Intermediary Manager”), an affiliate of the Adviser, which is a broker-dealer registered with the SEC and a member of Financial Industry Regulatory Authority, Inc. (“FINRA”). Under the terms of the Intermediary Manager Agreement, the Intermediary Manager will serve as the intermediary manager for the Company’s public offering of its common shares. The Intermediary Manager will be entitled to receive distribution and/or shareholder servicing fees monthly in arrears at an annual rate of 0.85% of the value of the Company’s net assets attributable to Class S shares as of the beginning of the first calendar day of the month. The Intermediary Manager will be entitled to receive distribution and/or shareholder servicing fees monthly in arrears at an annual rate of 0.25% of the value of the Company’s net assets attributable to Class D shares as of the beginning of the first calendar day of the month. No distribution and/or shareholding servicing fees will be paid with respect to Class I shares. The distribution and/or shareholder servicing fees will be payable to the Intermediary Manager, but the Intermediary Manager anticipates that all or a portion of the shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers.

The Company will cease paying the distribution and/or shareholder servicing fees on the Class S shares and Class D shares on the earlier to occur of the following: (i) a listing of Class I shares, (ii) a merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of the Company’s assets or (iii) the date following the completion of the primary portion of our offering on which, in the aggregate, underwriting compensation from all sources in connection with the offering, including the distribution and/or shareholder servicing fees and other underwriting compensation, is equal to 10% of the gross proceeds from the primary offering. In addition, the Company will cease paying the distribution and/or shareholder servicing fees on any Class S shares and Class D shares in a shareholder’s account at the end of the month in which the Intermediary

Manager in conjunction with the transfer agent determines that total brokerage commissions and distribution and/or shareholder servicing fees paid with respect to any such share held by such shareholder within such account would exceed, in the aggregate, 10% of the gross proceeds from the sale of such share. At the end of such month, each such Class S shares or Class D shares will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV as such share.

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

Distribution and Servicing Plan

On July 22, 2021, the Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). On November 9, 2023, the Board approved continuing the Distribution and Servicing Plan. The following table shows the shareholder servicing and/or distribution fees the Company will pay the Intermediary Manager with respect to the Class S shares, Class D shares and Class I shares on an annualized basis as a percentage of the Company’s NAV for such class. No shareholder servicing and/or distribution fees will be paid with respect to Class I shares. The shareholder servicing and/or distribution monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

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

For the year ended December 31, 2023, the Company accrued distribution and shareholder servicing fees of $4,068 attributable to Class S shares, and $4 attributable to Class D shares.

For the year ended December 31, 2022, the Company accrued distribution and shareholder servicing fees of $1,172 attributable to Class S shares, and $2 attributable to Class D shares.

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

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S shares or Class D shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Intermediary Manager will waive the shareholder servicing fee and/or distribution that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

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

For the year ended December 31, 2023, the Company did not accrue Expense Support amounts. For the year ended December 31, 2022, the Adviser accrued Expense Support amounting to $4,433.

For the year ended December 31, 2023, the Company Reimbursement Payments were paid to the Adviser amounting to $4,433. For the year ended December 31, 2022, there were no Reimbursement Payments made to the Adviser.

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

As of December 31, 2023, the Company’s co-investment holdings were 64.0% of the portfolio or $4,301,325, measured at fair value. On a cost basis, 63.5% of the portfolio or $4,241,749 were co-investments.

As of December 31, 2022, the Company’s co-investment holdings were 39.1% of the portfolio or $1,682,724, measured at fair value. On a cost basis, 37.8% of the portfolio or $1,672,524 were co-investments.

Escrow Agreement

On October 14, 2021, the Company entered into an escrow agreement (the “Escrow Agreement”) with UMB Bank, N.A. The Company received purchase orders and held investors’ funds in an escrow account until it received purchase orders for at least $100 million (excluding any shares purchased by the Adviser, its affiliates and the Company’s trustees and officers but including any shares purchased in any private offerings), and the Board authorized the release of the escrowed purchase order proceeds to the Company, which occurred on January 7, 2022. The Company continues to engage UMB Bank, N.A. for monthly subscription proceeds received as part of the public offering of the Company’s shares.

Note 4. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investment as of December 31, 2023, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$6,633,492	$6,680,870	$—	$1,324,780	$5,356,090
Second Lien Secured Debt	39,474	28,808	—	—	28,808
Unsecured Debt	9,489	9,253	—	9,253	—
Common Equity/Interests	498	624	—	—	624
Preferred Equity	99	33	—	—	33
Total Investments before Cash Equivalents	$6,683,052	$6,719,588	$—	$1,334,033	$5,385,555
Money Market Fund	$55,000	$55,000	$55,000	$—	$—
Total Cash Equivalents	$55,000	$55,000	$55,000	$—	$—
Total Investments after Cash Equivalents	$6,738,052	$6,774,588	$55,000	$1,334,033	$5,385,555
Interest rate swaps	$—	$10,490	$—	$10,490	$—
Foreign currency forward transactions	—	(3,681)	—	(3,681)	—
Total Assets and Liabilities at Fair Value	$6,738,052	$6,781,397	$55,000	$1,340,842	$5,385,555

The following table shows the composition of our investment as of December 31, 2022, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$4,357,934	$4,266,966	$—	$1,436,996	$2,829,970
Unsecured Debt	69,276	41,665	—	41,665	—
Common Equity/Interests	200	205	—	—	205
Preferred Equity	100	56	—	—	56
Total Investments before Cash Equivalents	$4,427,510	$4,308,892	$—	$1,478,661	$2,830,231
Money Market Fund	$4	$4	$4	$—	$—
Total Cash Equivalents	$4	$4	$4	$—	$—
Total Investments after Cash Equivalents	$4,427,514	$4,308,896	$4	$1,478,661	$2,830,231
Interest rate swaps	$—	$(460)	$—	$(460)	$—
Foreign currency forward transactions	—	249	—	249	—
Total Assets and Liabilities at Fair Value	$4,427,514	$4,308,685	$4	$1,478,450	$2,830,231

The following table shows changes in the fair value of our Level 3 investments during the year ended December 31, 2023:

	Year Ended December 31, 2023
	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Common Equity/Interests	Preferred Equity	Total
Fair value as of December 31, 2022	$2,829,970	$—	$—	$205	$56	$2,830,231
Net realized gains (losses)	1,818	—	—	—	—	1,818
Net change in unrealized gains (losses)	61,319	(4,595)	—	122	(23)	56,823
Net amortization on investments	11,974	(270)	—	—	—	11,704
Purchases, including capitalized PIK (3)	3,186,097	33,673	—	314	—	3,220,084
Sales (3)	(636,544)	—	—	(17)	—	(636,561)
Transfers out of Level 3 (1)	(98,544)	—	—	—	—	(98,544)
Transfers into Level 3 (1)	—	—	—	—	—	—
Fair value as of December 31, 2023	$5,356,090	$28,808	$—	$624	$33	$5,385,555

Net change in unrealized gains (losses) on Level 3 investments still held as of December 31, 2023	$62,433	$(4,595)	$—	$122	$(23)	$57,937

(1)
Transfers out (if any) of Level 3 are due to an increase in the quantity and reliability of broker quotes obtained and transfers into (if any) Level 3 are due to a decrease in the quantity and reliability of broker quotes obtained as assessed by the Adviser. Transfers are assumed to have occurred at the end of the period. There were no transfers between Level 1 and Level 2 fair value measurements during the periods shown.
(2)
Includes unfunded commitments measured at fair value of $(13,547).
(3)
Includes reorganizations and restructuring of investments.

The following table shows changes in the fair value of our Level 3 investments during the year ended December 31, 2022:

	Year Ended December 31, 2022
	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Common Equity/Interests	Preferred Equity	Total
Fair value as of December 31, 2021	$—	$—	$—	$—	$—	$—
Net realized gains (losses)	4,760	—	182	—	—	4,942
Net change in unrealized gains (losses)	(4,283)	—	—	5	(43)	(4,321)
Net amortization on investments	4,293	—	—	—	—	4,293
Purchases, including capitalized PIK (3)	3,251,033	—	19,958	200	99	3,271,290
Sales (3)	(425,833)	—	(20,140)	—	—	(445,973)
Transfers out of Level 3 (1)	—	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—	—
Fair value as of December 31, 2022	$2,829,970	$—	$—	$205	$56	$2,830,231

Net change in unrealized gains (losses) on Level 3 investments still held as of December 31, 2022	$(4,283)	$—	$—	$5	$(43)	$(4,321)

(1)
Transfers out (if any) of Level 3 are due to an increase in the quantity and reliability of broker quotes obtained and transfers into (if any) Level 3 are due to a decrease in the quantity and reliability of broker quotes obtained as assessed by the Adviser. Transfers are assumed to have occurred at the end of the period. There were no transfers between Level 1 and Level 2 fair value measurements during the periods shown.
(2)
Includes unfunded commitments measured at fair value of $(5,149).
(3)
Includes reorganizations and restructuring of investments.

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of December 31, 2023 and December 31, 2022. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2023 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range			Weighted Average (1)
First Lien Secured Debt	$3,772,200	Discounted Cash Flow	Discount Rate	6.9%	-	13.4%	10.6%
	1,583,890	Transactional Value	Cost	N/A		N/A	N/A
Second Lien Secured Debt	28,808	Discounted Cash Flow	Discount Rate	21.7%	-	21.7%	21.7%
Common Equity/Interests	499	Market Comparable Technique	Comparable Multiple	8.0x	-	20.5x	13.4x
	125	Transactional Value	Cost	N/A	-	N/A	N/A
Preferred Equity	33	Market Comparable Technique	Comparable Multiple	16.8x	-	16.8x	16.8x
Total Level 3 Investments	$5,385,555
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

Investment Transactions

For the year ended December 31, 2023, purchases of investments on a trade date basis were $4,146,891. For the year ended December 31, 2023, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $1,908,436.

For the year ended December 31, 2022, purchases of investments on a trade date basis were $6,606,772. For the year ended December 31, 2022, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $2,170,237.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the year ended December 31, 2023, PIK income earned was $11,383. During the year ended December 31, 2022, PIK income earned was $5,467.

The following table shows the change in capitalized PIK balance for the year ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
PIK balance at beginning of period	$5,333	$—
PIK income capitalized	7,879	5,333
Adjustments due to investments exited or written off	—	—
PIK income received in cash	(186)	—
PIK balance at end of period	$13,026	$5,333

Note 5. Derivative Instruments

In the normal course of business, the Company enters into derivative financial instruments in the normal course of business to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures.

Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2023.

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value	Balance Sheet Location of Net Amounts
State Street Bank and Trust Company	$6,496	A$	9,836	3/20/2024	$(219)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	4,670	₣	4,037	3/20/2024	(165)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	118,003		€108,029	3/20/2024	(1,617)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	173,151		£137,183	3/20/2024	(1,562)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	3,212	kr	33,434	3/20/2024	(117)	Unrealized appreciation (depreciation) on foreign currency forward contracts
					(3,681)

* Totals may not foot due to rounding.

Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2022.

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value	Balance Sheet Location of Net Amounts
State Street Bank and Trust Company	$3,440	₣	3,160	3/15/2023	$(5)	Unrealized appreciation on foreign currency forward contracts
State Street Bank and Trust Company	1,903		€1,790	3/15/2023	(8)	Unrealized appreciation on foreign currency forward contracts
State Street Bank and Trust Company	10,562		€9,820	3/31/2023	(22)	Unrealized appreciation on foreign currency forward contracts
State Street Bank and Trust Company	14,813		£12,010	3/15/2023	283	Unrealized appreciation on foreign currency forward contracts
					$249

* Totals may not foot due to rounding.

Certain information related to the Company’s interest rate swaps is presented below as of December 31, 2023.

Counterparty	Notional Amount	Maturity Date	Fair Value	Financial Statement Location of Net Amounts
Goldman Sachs International	$62,000	12/21/2025	$(49)	Other assets
Goldman Sachs International	$38,000	1/19/2026	(37)	Other assets
Goldman Sachs International	$82,000	12/21/2027	253	Other assets
Goldman Sachs International	$18,000	1/19/2028	48	Other assets
Goldman Sachs International	€90,000	9/28/2026	2,258	Other assets
SMBC Capital Markets, Inc.	$226,000	9/28/2026	2,492	Other assets
SMBC Capital Markets, Inc.	$325,000	9/28/2028	5,525	Other assets
			$10,490

* Totals may not foot due to rounding.

Certain information related to the Company’s interest rate swaps is presented below as of December 31, 2022.

Counterparty	Notional Amount	Maturity Date	Fair Value	Financial Statement Location of Net Amounts
Goldman Sachs International	$62,000	12/21/2025	$(36)	Other liabilities and accrued expenses
Goldman Sachs International	38,000	1/19/2026	(105)	Other liabilities and accrued expenses
Goldman Sachs International	82,000	12/21/2027	(231)	Other liabilities and accrued expenses
Goldman Sachs International	18,000	1/19/2028	(88)	Other liabilities and accrued expenses
			$(460)

* Totals may not foot due to rounding.

The Company’s foreign currency forward contracts are not designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the years ended December 31, 2023 and 2022, for the Company’s foreign currency forward contracts, are in the following locations in the Consolidated Statement of Operations:

		Year Ended December 31,
Derivative Instrument	Financial Statement Location	2023	2022
Foreign currency forward contracts	Net realized gain(loss) on foreign currency forward contracts	$(6,275)	$489
		(6,275)	489

		Year Ended December 31,
Derivative Instrument	Financial Statement Location	2023	2022
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$(3,930)	$249
		(3,930)	249

The Company’s interest rate swaps have been designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the years ended December 31, 2023 and 2022, for the Company’s interest rate swaps, are in the following locations in the Consolidated Statement of Operations:

	Year Ended December 31,		Financial Statement Location
	2023	2022
Interest rate swaps	$(6,133)	$506	Interest and other debt expenses
Hedged items	10,950	(460)	Interest and other debt expenses

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported net in the Consolidated Statements of Assets and Liabilities. The following table presents the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2023:

	As of December 31, 2023
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Goldman Sachs International	$2,559	$(86)	$—	$(590)	$1,883
SMBC Capital Markets, Inc.	8,017	—	—	(6,023)	1,994
Total	$10,576	$(86)	$—	$(6,613)	$3,877

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
Goldman Sachs International	$(86)	$86	$—	$—	$—
SMBC Capital Markets, Inc.	—	—	—	—	—
Total	$(86)	$86	$—	$—	$—

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

Note 6. Debt and Foreign Currency Transactions and Translations

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2023 and December 31, 2022, the Company’s asset coverage was 255.3% and 199.2%, respectively.

The Company’s outstanding debt obligations as of December 31, 2023 were as follows:

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Fair Value (3)	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$2,185,000	614,523	614,523	613,598	1,570,477	1,570,477
Cardinal Funding LLC	800,000	601,961	601,961	601,961	198,039	170,042
Grouse Funding LLC	250,000	187,500	187,500	187,500	62,500	27,527
Mallard Funding LLC	500,000	386,803	386,803	386,803	113,197	113,196
Merlin Funding LLC	120,000	15,000	15,000	15,000	105,000	—
December 2025 Notes	62,000	62,000	61,951	61,951	—	—
January 2026 Notes	38,000	38,000	37,963	37,963	—	—
December 2027 Notes	82,000	82,000	82,253	82,253	—	—
January 2028 Notes	18,000	18,000	18,048	18,048	—	—
September 2026 Notes	226,000	226,000	228,492	228,492	—	—
September 2028 Notes	325,000	325,000	330,525	330,525	—	—
September 2026 Euronotes	99,356	99,356	101,614	101,614	—	—
Total Debt Obligations	$4,705,356	$2,656,143	$2,666,633	$2,665,708	$2,049,213	$1,881,242
Deferred Financing Costs and Debt Discounts			(27,534)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount			2,639,099

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2023. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the year ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Average debt outstanding	$2,201,911	$1,454,755
Maximum amount of debt outstanding	2,812,389	2,426,186

Weighted average annualized interest cost (1)	7.47%	4.57%
Annualized amortized debt issuance cost	0.27%	0.27%
Total annualized interest cost	7.74%	4.84%

Average 1-month SOFR rate	5.0%	2.4%

Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility and SPV Financing Facilities, and net interest on interest rate swaps entered into qualifying hedge accounting relationships. Commitment fees for the year ended December 31, 2023 and 2022 were $8,285 and $6,746, respectively.

The components of interest expense for the year ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022
Borrowing interest expense	$153,606	$58,951
Facility unused fees	8,285	6,746
Amortization of financing costs and debt issuance costs	5,962	3,907
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items
Interest rate swaps	(6,133)	506
Hedged items	10,950	(460)
Total interest expense	$172,670	$69,650

Senior Secured Facility

On March 11, 2022, the Company entered into a senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”) with JPMorgan Chase Bank, N.A. The aggregate lender commitments under the Senior Secured Facility on March 11, 2022 were $1.835 billion. On June 7, 2022, the Company entered into an amendment to its Senior Secured Facility to increase the multicurrency commitments from $1.835 billion to $2.085 billion. The Company may seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed approximately $2.753 billion. The scheduled maturity date of the Senior Secured Facility was March 11, 2027

On October 12, 2023, the Company amended and extended its Senior Secured Facility. Lender commitments under the Senior Secured Facility increased from $2.085 billion to $2.185 billion and the Senior Secured Facility’s “accordion” feature that allows the Company to increase the size of the Senior Secured Facility increased from approximately $2.753 billion to approximately $3.278 billion.

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

As of December 31, 2023, the Company was in compliance with all covenants and other requirements of the Senior Secured Facility.

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

As of December 31, 2023, the Company was in compliance with all covenants and other requirements of the SPV Financing Facilities.

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

CLO Warehouse Facility

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

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt obligations outstanding as of December 31, 2023:

	December 31, 2023
	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound	£202,800	251,567	258,499	(6,932)	1/30/2024
British Pound	£6,200	8,408	7,903	505	2/1/2024
British Pound	£3,500	4,747	4,461	286	1/30/2024
European Euro	€322,500	332,334	356,024	(23,690)	1/30/2024
European Euro	€90,000	95,081	99,356	(4,275)	N/A
Total	625,000	692,137	726,243	(34,106)

The Company had the following foreign-denominated debt obligations outstanding as of December 31, 2022:

	December 31, 2022
	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound		£76,000	92,180	91,880	300	1/31/2023
British Pound		£6,200	8,408	7,495	913	2/1/2023
British Pound		£3,500	4,747	4,231	516	1/31/2023
Australian Dollar	A$	10,000	7,402	6,809	593	1/31/2023
European Euro		€277,000	282,015	296,515	(14,500)	1/31/2023
Swedish Krona	kr	34,000	3,237	3,258	(21)	1/31/2023
Total			397,989	410,188	(12,199)

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

On July 22, 2021, an affiliate of the Adviser purchased 2,000 shares of the Company’s Class I shares at $25.00 per share.

On January 7, 2022, the Company had satisfied the minimum offering requirement, and the Company’s Board authorized the release of proceeds from escrow. As of such date, the Company issued and sold 26,258,912 shares (consisting all of Class I shares at an offering price of $25.00 per share; no Class S shares or Class D shares were issued or sold as of such date), and the escrow agent released net proceeds of approximately $656,473 to the Company as payment for such shares.

The following table summarizes transactions in common shares of beneficial interest during the years ended December 31, 2023 and 2022:

	Year Ended		Year Ended
	December 31, 2023		December 31, 2022
	Shares	Amount	Shares	Amount
Class S:
Proceeds from shares sold	23,193,791	$563,130	10,647,136	$254,686
Repurchase of common shares	(264,129)	(6,437)	(10,696)	(246)
Early repurchase deduction	—	12	—	5
Distributions reinvested	811,375	19,630	191,299	4,463
Net increase (decrease)	23,741,037	$576,335	10,827,739	$258,908
Class D:
Proceeds from shares sold	188,308	$4,582	106,799	$2,495
Repurchase of common shares	—	—	—	—
Early repurchase deduction	—	—	—	—
Distributions reinvested	3,070	76	144	3
Net increase (decrease)	191,378	$4,658	106,943	$2,498
Class I:
Proceeds from shares sold	59,483,944	$1,441,928	82,003,196	$2,012,264
Repurchase of common shares	(12,629,046)	(304,830)	(2,103,502)	(48,721)
Early repurchase deduction	—	5	—	587
Distributions reinvested	3,788,921	91,381	2,041,377	48,127
Net increase (decrease)	50,643,819	$1,228,484	81,941,071	$2,012,257
Total net increase (decrease)	74,576,235	$1,809,477	92,875,753	$2,273,663

Net Asset Value per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class S shares, Class D shares and Class I shares during the years ended December 31, 2023 and 2022:

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2023	$23.64	$23.64	$23.64
February 28, 2023	23.76	23.76	23.76
March 31, 2023	23.82	23.82	23.82
April 30, 2023	23.95	23.95	23.95
May 31, 2023	23.91	23.91	23.91
June 30, 2023	24.18	24.18	24.18
July 31, 2023	24.38	24.38	24.38
August 31, 2023	24.50	24.50	24.50
September 30, 2023	24.55	24.55	24.55
October 31, 2023	24.41	24.41	24.41
November 30, 2023	24.49	24.49	24.49
December 31, 2023	24.63	24.63	24.63

	NAV Per Share
For the Month Ended	Class S (1)	Class D (2)	Class I
January 31, 2022	$—	$—	$25.04
February 28, 2022	24.74	—	24.74
March 31, 2022	24.71	—	24.71
April 30, 2022	24.63	—	24.63
May 31, 2022	23.72	—	23.72
June 30, 2022	22.87	—	22.87
July 31, 2022	23.43	23.43	23.43
August 31, 2022	23.55	23.55	23.55
September 30, 2022	22.97	22.97	22.97
October 31, 2022	23.07	23.07	23.07
November 30, 2022	23.13	23.13	23.13
December 31, 2022	23.20	23.20	23.20
(1)
Class S shares were first issued on February 1, 2022
(2)
Class D shares were first issued on July 1, 2022.

Distributions

The Board authorizes and declares monthly distribution amounts per share of Class S shares, Class D shares and Class I shares. The following table presents distributions that were declared during the year ended December 31, 2023:

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2023	January 20, 2023	February 24, 2023	$0.1433	$1,631	$0.1551	$18	$0.1600	$13,422
February 28, 2023	February 17, 2023	March 29, 2023	0.1446	1,703	0.1555	18	0.1600	13,675
February 28, 2023	January 20, 2023	March 29, 2023	0.0200	236	0.0200	2	0.0200	1,709	(1)
March 31, 2023	March 24, 2023	April 26, 2023	0.1428	1,803	0.1550	20	0.1600	14,193
March 31, 2023	January 20, 2023	April 26, 2023	0.0200	253	0.0200	3	0.0200	1,774	(1)
April 28, 2023	April 20, 2023	May 26, 2023	0.1434	1,964	0.1551	22	0.1600	14,345
April 28, 2023	January 20, 2023	May 26, 2023	0.0200	274	0.0200	3	0.0200	1,793	(1)
May 31, 2023	May 23, 2023	June 28, 2023	0.1427	2,169	0.1549	22	0.1600	14,759
May 31, 2023	April 20, 2023	June 28, 2023	0.0200	304	0.0200	3	0.0200	1,845	(1)
June 30, 2023	June 23, 2023	July 27, 2023	0.1433	2,392	0.1551	22	0.1600	15,329
June 30, 2023	May 23, 2023	July 27, 2023	0.0200	334	0.0200	3	0.0200	1,916	(1)
July 30, 2023	June 23, 2023	August 29, 2023	0.0200	381	0.0200	3	0.0200	1,945	(1)
July 31, 2023	July 20, 2023	August 29, 2023	0.1425	2,715	0.1549	22	0.1600	15,557
August 31, 2023	August 23, 2023	September 27, 2023	0.1424	2,948	0.1548	25	0.1600	16,333
August 31, 2023	July 20, 2023	September 27, 2023	0.0200	414	0.0200	3	0.0200	2,042	(1)
September 30, 2023	September 25, 2023	October 27, 2023	0.1629	3,888	0.1750	35	0.1800	19,779
October 31, 2023	October 24, 2023	November 29, 2023	0.1623	4,335	0.1748	43	0.1800	20,994
October 31, 2023	September 25, 2023	November 29, 2023	0.0200	534	0.0200	5	0.0200	2,333	(1)
November 30, 2023	November 20, 2023	December 27, 2023	0.1629	4,987	0.1750	47	0.1800	22,572
November 30, 2023	September 25, 2023	December 27, 2023	0.0200	612	0.0200	5	0.0200	2,508	(1)
December 29, 2023	December 20, 2023	January 29, 2024	0.1623	5,619	0.1748	52	0.1800	24,172
December 29, 2023	September 25, 2023	January 29, 2024	0.0200	692	0.0200	6	0.0200	2,686	(1)
			$1.9954	$40,188	$2.1400	$383	$2.2000	$225,680

* Totals may not foot due to rounding.

(1)
Represents a special distribution.

The following table presents distributions that were declared during the years ended December 31, 2022:

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2022	January 31, 2022	March 7, 2022	$—	$—	$—	$—	$0.1045	$2,744
February 28, 2022	February 28, 2022	April 1, 2022	0.1245	22	—	—	0.1408	6,096
March 29, 2022	March 29, 2022	April 29, 2022	0.1229	225	—	—	0.1408	7,472
April 30, 2022	April 21, 2022	May 26, 2022	0.1235	426	—	—	0.1408	8,388
May 31, 2022	May 20, 2022	June 28, 2022	0.1230	576	—	—	0.1408	9,105
June 30, 2022	June 22, 2022	July 28, 2022	0.1242	717	—	—	0.1408	9,404
July 29, 2022	July 25, 2022	August 29, 2022	0.1243	842	0.1359	1	0.1408	10,013
August 31, 2022	August 23, 2022	September 28, 2022	0.1239	955	0.1358	2	0.1408	10,373
September 30, 2022	September 22, 2022	October 28, 2022	0.1243	1,119	0.1360	11	0.1408	10,767
October 31, 2022	October 21, 2022	November 25, 2022	0.1242	1,214	0.1359	11	0.1408	11,435
November 30, 2022	November 16, 2022	December 27, 2022	0.1439	1,473	0.1553	13	0.1600	13,174
December 30, 2022	December 15, 2022	January 27, 2023	0.1433	1,552	0.1551	16	0.1600	13,395
			$1.4021	$9,121	$0.8540	$54	$1.6917	$112,366

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

Through December 31, 2023, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions.

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the year ended December 31, 2023

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.9954	$40,188	$2.1400	$383	$2.2000	$225,680
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—
	$1.9954	$40,188	$2.1400	$383	$2.2000	$225,680

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

The following table presents information with respect to the Company’s share repurchases during the year ended December 31, 2023:

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 15, 2023	5,512,759	5.94%	$23.82	March 31, 2023	$131,283	—
June 14, 2023	3,630,463	3.78%	$24.18	June 30, 2023	87,781	1,167,048
September 14, 2023	1,991,895	1.83%	$24.55	September 30, 2023	48,895	3,458,546
December 4, 2023	1,758,057	1.33%	$24.63	December 31, 2023	43,291	4,839,926

(1) Percentage is based on total shares as of the close of the previous calendar quarter

(2) All repurchase requests were satisfied in full

(3) Amounts shown net of Early Repurchase Deduction

The following table presents information with respect to the Company’s share repurchases during the year ended December 31, 2022:

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
June 17, 2022	81,278	5.00%	$22.87	June 30, 2022	$1,822	2,745,085
September 13, 2022	252,255	5.00%	$22.97	September 30, 2022	5,699	3,623,806
December 14, 2022	1,780,665	5.00%	$23.20	December 31, 2022	40,854	4,264,898

(1) Percentage is based on total shares as of the close of the previous calendar quarter

(2) All repurchase requests were satisfied in full

(3) Amounts shown net of Early Repurchase Deduction
Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2023 and December 31, 2022, the Company had the following unfunded commitments to its portfolio companies:

	December 31, 2023	December 31, 2022
Unfunded revolver obligations, bridge loan and backstop commitments (1)	$391,127	$181,974
Standby letters of credit issued and outstanding (2)	4,797	880
Unfunded delayed draw loan commitments (3)	424,740	252,210
Total Unfunded Commitments (4)	$820,664	$435,064

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2023, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of December 31, 2023 and December 31, 2022, the bridge loan and backstop commitments included in the balances were $30,777 and $93,000.
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

Organizational and Offering Costs

The Adviser agreed to bear all of the Company’s organization and offering expenses through the date on which the Company broke escrow for the initial offering of its common shares. The Company is obligated to reimburse the Adviser for such expenses incurred upon breaking escrow for our offering. The total organization and offering costs incurred years ended December 31, 2023 and 2022 were $38 and $2,901, which were recognized by the Company when it broke escrow for the initial offering of its common shares.

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

For the year ended December 31, 2022, the Company purchased debt investments from the Financing Provider with an aggregate principal amount of $436 million (excluding unfunded revolvers and delayed draw positions of $0.2 million), at a purchase price of $412 million, resulting in an unrealized gain of approximately $3 million. During the year ended December 31, 2023, no additional transactions with the Financing Provider as it relates to the warehousing transactions had occurred.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. Please see “Item. 3 Legal Proceedings” for additional disclosure regarding any pending or threatened material litigation.

Note 9. Income Taxes

For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The final determination of the tax character of distributions will not be made until we file our tax return for each tax year and the tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of each calendar year. The tax character of distributions paid to stockholders during the tax years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022
Ordinary income	$266,251	$121,541
Capital gains	—	—
Return of capital	—	—
Total distributions paid to stockholders	$266,251	$121,541

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

The following table reconciles the net increase in net assets resulting from operations to taxable income for the tax years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Net increase (decrease) in net assets resulting from operations	$425,537	$2,761
Adjustments:		—
Net realized losses (gains)	13,783	14,894
Net change in unrealized losses (gains)	(129,990)	130,208
Income not currently taxable	—	—
Income (loss) recognized for tax but not book	(794)	190
Expenses not currently deductible	4,351	2,130
Expenses incurred for tax but not book	(62)	—
Realized gain/loss differences (1)	—	—
Taxable income before deductions for distributions	$312,825	$150,183

(1)
These pertain to book income/losses treated as capital gains/losses for tax purposes or book realized gains/losses treated as ordinary income/losses for tax purposes.

The following table shows the components of accumulated losses on a tax basis for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Undistributed ordinary income	$75,215	$28,643
Capital loss carryforward	(21,487)	(18,256)
Unrealized appreciation (depreciation)	(7,675)	(127,038)
Total accumulated under-distributed (over-distributed) earnings	$46,053	$(116,651)

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

As of December 31, 2023 and 2022, the Company had a post-enactment short-term capital loss carryforward of $12,017 and $18,256, respectively, and long-term capital loss carryforward of $9,470 as of December 31, 2023. As of December 31, 2022, the Company did not have any post-enactment net capital loss carryforward.

For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year.

As of December 31, 2023, the Company deferred no late-year ordinary losses which are deemed to arise on January 1, 2024. As of December 31, 2022, the Company deferred no late-year ordinary losses which are deemed to arise on January 1, 2023.

As of December 31, 2023, the Company did not defer any post-October capital loss deemed to arise on January 1, 2024. As of December 31, 2022, the Company deferred no post-October capital losses deemed to arise on January 1, 2023.

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

As of December 31, 2023, we adjusted accumulated net realized loss by $8,785 to ($24,409), under-distributed net investment income by ($5,368) to $70,679, and paid-in capital in excess of par by ($3,417) to $4,075,968. Total earnings and net asset value were not affected.

As of December 31, 2022, we adjusted accumulated net realized loss by ($4,516) to ($19,411), under-distributed net investment income by $6,645 to $32,968, and paid-in capital in excess of par by ($2,130) to $2,270,655. Total earnings and net asset value were not affected.

To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the years ended December 31, 2023 and 2022, $2,757 and $783 was recorded for U.S. federal excise tax respectively, and respective amounts are included in other general and administrative expenses on the Company's Consolidated Statements of Operations.

Note 10. Financial Highlights

The following are the financial highlights for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023

	Class S	Class D	Class I
Per Share Data:
Net asset value at beginning of period	$23.20	$23.20	$23.20
Net investment income (1)	2.37	2.55	2.57
Net unrealized and realized gains (losses) (2)	1.06	1.02	1.06
Net increase (decrease) in net assets resulting from operations	3.43	3.57	3.63
Distribution declared (3)	(2.00)	(2.14)	(2.20)
Net asset value at end of period	$24.63	$24.63	$24.63

Total return (4)	15.23%	15.92%	16.20%
Shares outstanding, end of period	34,568,776	298,321	132,584,890
Weighted average shares outstanding	19,793,694	176,105	101,835,717

Ratio/Supplemental Data
Net assets at end of period	$851,296	$7,346	$3,265,054
Annualized ratio of net expenses to average net assets (5)	10.07%	9.36%	9.32%
Annualized ratio of net investment income to average net assets (5)	9.80%	10.55%	10.66%
Portfolio turnover rate	37.90%	37.90%	37.90%
Asset coverage per unit (9)	2,553	2,553	2,553

	Year Ended December 31, 2022

	Class S (6)	Class D (7)	Class I (8)
Per Share Data:
Net asset value at beginning of period	$25.04	$22.87	$25.00
Net investment income (1)	1.83	1.15	2.06
Net unrealized and realized gains (losses) (2)	(2.27)	0.03	(2.17)
Net increase (decrease) in net assets resulting from operations	(0.44)	1.18	(0.11)
Distribution declared (3)	(1.40)	(0.85)	(1.69)
Net asset value at end of period	$23.20	$23.20	$23.20

Total return (4)	(1.67)%	5.23%	(0.34)%
Shares outstanding, end of period	10,827,739	106,943	81,943,071
Weighted average shares outstanding	6,431,670	61,570	65,940,873

Ratio/Supplemental Data
Net assets at end of period	$251,223	$2,481	$1,901,229
Annualized ratio of net expenses to average net assets (5)	8.14%	9.19%	6.06%
Annualized ratio of net investment income to average net assets (5)	8.54%	9.86%	8.85%
Portfolio turnover rate	48.93%	48.93%	48.93%
Asset coverage per unit (9)	1,992	1,992	1,992

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
(4)
Total return is calculated as the change in net asset value (“NAV”) per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share (which for the purposes of this calculation is equal to the net offering price in effect at that time). An investment in the Company is subject to maximum upfront sales load of 3.5% and 1.5% for Class S shares and Class D shares, respectively, of the offering price, which will reduce the amount of capital available for investment. Class I shares are not subject to upfront sales load. Total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses. Total return is not annualized.
(5)
For the year ended December 31, 2023, amounts are annualized except for organizational costs and management fee and income based incentive fee waivers by the Adviser. For the year ended December 31, 2023, the total operating expenses to average net assets were 10.07%, 9.36% and 9.32%, for Class S shares, Class D shares and Class I shares, respectively, prior to management fee waivers and expense support provided by the Adviser. For the year ended December 31, 2022, the total operating expenses to average net assets were 8.04%, 4.69%, and 7.07% for Class S shares, Class D shares and Class I shares, respectively, prior to management fee waivers and expense support provided by the Adviser. Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables.
(6)
Class S shares were first issued on February 1, 2022.
(7)
Class D shares were first issued on July 1, 2022.
(8)
Class I shares were first issued on January 7, 2022 (commencement of operations).
(9)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of December 31, 2023 and December 31, 2022, the Company's asset coverage was 255.3% and 199.2%, respectively.

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

January Financial Update and Dividend Declaration

On January 1, 2024, the Company issued and sold 13,968,951 shares (consisting of 3,545,738 Class S shares, 143,677 Class D shares, and 10,279,536 Class I shares at an offering price of $24.63 per share for the Class S shares, Class D shares, and Class I shares), and the Company received approximately $344 million as payment for such shares.

On January 23, 2024, the Company's Board declared distributions of $0.1622 per Class S Share, $0.1748 per Class D share, and $0.1800 per Class I share which is payable on or around February 28, 2024 to shareholders of record as of January 31, 2024. Additionally, the Company will pay a special distribution of $0.02 per share on or around February 28, 2024 to all shareholders of record as of January 31, 2024.

February Financial Update and Dividend Declaration

On February 1, 2024, the Company issued and sold 16,337,312 shares (consisting of 3,296,707 Class S shares, 45,764 Class D shares, and 12,994,841 Class I shares at an offering price of $24.62 per share for the Class S shares, Class D shares, and Class I shares), and the Company received approximately $402 million as payment for such shares.

On February 26, 2024, the Company's Board declared distributions of $0.1634 per Class S Share, $0.1751 per Class D share, and $0.1800 per Class I share which is payable on or around March 27, 2024 to shareholders of record as of February 29, 2024. Additionally, the Company will pay a special distribution of $0.02 per share on or around March 27, 2024 to all shareholders of record as of February 29, 2024.

March Subscriptions

The Company received approximately $493.2 million of net proceeds relating to the issuance of Class S shares, Class D shares, and Class I shares for subscriptions effective March 1, 2024.

Merlin Funding LLC

On February 1, 2024, Merlin Funding, as borrower, the Company, in its capacities as subordinated lender and warehouse collateral manager, and Morgan Stanley Senior Funding, Inc., as administrative agent, entered into a second amendment to the Merlin Funding Credit Agreement (the “Second Amendment to Merlin Funding Credit Agreement”). Pursuant to the Second Amendment to Merlin Funding Credit Agreement, the maximum principal amount which can be drawn upon by Merlin Funding subject to certain conditions in the Merlin Funding Credit Agreement, was increased from $120,000,000 to $187,500,000.

On February 16, 2024, Merlin Funding, as borrower, the Company, in its capacities as subordinated lender and warehouse collateral manager, and Morgan Stanley Senior Funding, Inc., as administrative agent, entered into a third amendment to the Merlin Funding Credit Agreement (the “Third Amendment to Merlin Funding Credit Agreement”). Pursuant to the Third Amendment to Merlin Funding Credit Agreement, the maximum principal amount which can be drawn upon by Merlin Funding subject to certain conditions in the Merlin Funding Credit Agreement, was increased from $187,500,000 to $300,000,000.

Second Amended and Restated Investment Advisory Agreement

On March 14, 2024, the Company and the Adviser entered into an amended and restated investment advisory agreement (the “Second Amended and Restated Investment Advisory Agreement”), which amended and restated the initial investment advisory agreement by and between the Fund and the Adviser, dated July 22, 2021 (the “Investment Advisory Agreement”). The Second Amended and Restated Investment Advisory Agreement alters the Investment Advisory Agreement by removing certain “sunset” provisions that previously stated that certain requirements of the NASAA Omnibus Guidelines would no longer apply if the Company's shares become covered securities within the meaning of Section 18 of the Securities Act of 1933, as amended, clarified that the Adviser would be responsible for any fees incurred if the Adviser terminates the Second Amended and Restated Investment Advisory Agreement and amended certain provisions to clarify compliance with NASAA Omnibus Guidelines. No other changes were made to the Investment Advisory Agreement.

Fourth Amended and Restated Declaration of Trust and the Third Amended and Restated Bylaws

On February 14, 2024, the Board adopted the Fourth Amended and Restated Declaration of Trust and the Third Amended and Restated Bylaws of the Company. The Fourth Amended and Restated Declaration of Trust amends the Company's previously effective declaration of trust to, among other things: (i) remove the Delaware Trustee, (ii) prevent the Board or the Adviser from causing a merger or reorganization without a shareholder vote, and (iii) remove restrictions that direct shareholder actions be limited to certain enumerated matters.

The Third Amended and Restated Bylaws amend the Company's previously effective bylaws to change the quorum level for annual shareholder meetings from one third to fifty percent of outstanding shares.

The Fourth Amended and Restated Declaration of Trust and Third Amended and Restated Bylaws took immediate effect upon their approval.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Item 9B. Other Information

During the fiscal year ended December 31, 2023, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(1)
Financial Statements—Financial statements are included in Item 8. See the Index to the consolidated financial statements on page 79 of this Annual Report.
(2)
Financial Statement Schedules—None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the statements or notes to the consolidated financial statements.
(3)
Exhibits—The following is a list of all exhibits filed as a part of this Annual Report, including those incorporated by reference

Exhibit Number	Description of Exhibits
3.1	Fourth Amended and Restated Declaration of Trust of the Registrant *
3.2	Third Amended and Restated Bylaws of the Registrant *
4.1	Form of Subscription Agreement (8)
4.3	Description of Common Shares of Beneficial Interest (9)
10.1	Second Amended and Restated Investment Advisory Agreement between the Company and the Adviser, dated March 14, 2024 *
10.2	Intermediary Manager Agreement between the Company and the Intermediary Manager, dated November 10, 2021 (11)
10.3	Form of Selected Intermediary Agreement (12)
10.4	Amended and Restated Distribution and Shareholder Servicing Plan of the Registrant, dated November 14, 2022 (1)
10.5	Custodian Agreement between the Company and State Street Bank and Trust Company, dated November 3, 2021 (13)
10.6	Administration Agreement between the Company and the Administrator, dated July 22, 2021 (14)
10.7	Escrow Agreement by and among the Company, Apollo Global Securities, LLC, and UMB Bank, N.A., dated October 14, 2021 (15)
10.8	Agency Agreement between the Company and DST Systems, Inc., dated September 29, 2021 (16)
10.9	Expense Support and Conditional Reimbursement Agreement by and among the Registrant and Adviser, dated July 22, 2021 (17)
10.10	Subscription Agreement for Seed Capital (18)
10.11	Facility Agreement between the Company and Goldman Sachs Bank USA (19)
10.12	Multi-Class Plan, dated October 29, 2021 (20)
10.13	Distribution Reinvestment Plan, dated January 7, 2022 (21)
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
10.22

Non-Recourse Carveout Guaranty Agreement dated July 7, 2022, by Apollo Debt Solutions BDC in favor of (a) State Street Bank and Trust Company as collateral agent for and on behalf of the Secured Parties and (b) Goldman Sachs Bank USA as lender, administrative agent and calculation agent. (2)

10.23

Amendment No. 4 to the Credit and Security Agreement, dated as of December 9, 2022, by and between Cardinal Funding LLC, a subsidiary of Apollo Debt Solutions BDC, with Citibank, N.A., as administrative agent. (3)

10.24

Credit Agreement, dated October 6, 2023, Merlin Funding LLC, as borrower, the Company, in its capacity as subordinated lender, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as Administrative Agent and as a lender, and Deutsche Bank National Trust Company, as Collateral Agent, account bank and collateral custodian. (4)

10.25

Security Agreement, dated October 6, 2023, by and among Merlin Funding LLC, as borrower, Morgan Stanley Senior Funding, Inc. as Administrative Agent and Deutsche Bank National Trust Company, as Collateral Agent. (5)

10.26	Warehouse Collateral Management Agreement, dated October 6, 2023, by and between Merlin Funding LLC, as borrower and the Company, as warehouse collateral manager. (6)
10.27	Amended and Restated Senior Secured Revolving Credit Agreement dated October 12, 2023, between the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (7)
10.28

Second Amendment to Credit Agreement, dated February 1, 2024, Merlin Funding LLC, as borrower, Apollo Debt Solutions BDC, in its capacities as subordinated lender and warehouse collateral manager, and Morgan Stanley Senior Funding, Inc., as Administrative Agent. (10)

10.29

Third Amendment to Credit Agreement, dated February 16, 2024, Merlin Funding LLC, as borrower, Apollo Debt Solutions BDC, in its capacities as subordinated lender and warehouse collateral manager, and Morgan Stanley Senior Funding, Inc., as Administrative Agent. (32)

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

* Filed herewith

___________________

(1)
Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K (File No. 814-01424), filed on March 16, 2023.
(2)
Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01424), filed on July 12, 2022.
(3)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01424), filed on December 12, 2022.
(4)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on October 12, 2023.
(5)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on October 12, 2023.
(6)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on October 12, 2023.
(7)
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
(10)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01424), filed on February 7, 2024.
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
(24)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01424), filed on January 11, 2022.
(25)
Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01424), filed on January 11, 2022.
(26)
Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01424), filed on January 11, 2022.
(27)
Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-01424), filed on January 11, 2022.
(28)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01424), filed on March 15, 2022.
(29)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01424), filed on April 20, 2022.
(30)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01424), filed on July 12, 2022.
(31)
Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01424), filed on July 12, 2022.
(32)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01424), filed on February 21, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2024.

APOLLO DEBT SOLUTIONS BDC

By:	/s/ Earl Hunt
Name:	Earl Hunt
Title:	Chairperson, Chief Executive Officer and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated on March 14, 2024.

Signature	Title	Date

/s/ Earl Hunt Earl Hunt	Chairperson, Chief Executive Officer and Trustee	March 14, 2024

/s/ Eric Rosenberg Eric Rosenberg	Chief Financial Officer	March 14, 2024

/s/ Kristin Hester Kristin Hester	Chief Legal Officer and Secretary	March 14, 2024

/s/ Meredith Coffey Meredith Coffey	Trustee	March 14, 2024

/s/ Christine Gallagher Christine Gallagher	Trustee	March 14, 2024

/s/ Michael Porter Michael Porter	Trustee	March 14, 2024

/s/ Carl J. Rickertsen Carl J. Rickertsen	Trustee	March 14, 2024