Form 10-Q
period 2024-03-31
Apollo Debt Solutions BDC
filed 2024-05-13
CIK 1837532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Large accelerated filer	☐	Smaller reporting company	☐
Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☒

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

As of March 31, 2023, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).

The number of shares of the Registrant’s Common Shares, $0.01 par value per share, outstanding as of May 13, 2024 was 50,769,429 Class S common shares, 569,408 Class D common shares and 184,493,323 Class I common shares. Common shares outstanding exclude May 1, 2024 subscriptions since the issuance price is not yet finalized at this time.

APOLLO DEBT SOLUTIONS BDC

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,”, “ADS,” “we,” “us,” and “our” refer to Apollo Debt Solutions BDC unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $8,420,468 and $6,683,052 at March 31, 2024 and December 31, 2023, respectively)	$8,474,656	$6,719,588
Cash and cash equivalents	189,008	258,594
Foreign currencies (cost — $71,546 and $12,528 at March 31, 2024 and December 31, 2023, respectively)	71,353	12,581
Receivable for investments sold	27,027	102,861
Interest receivable	69,725	55,472
Unrealized appreciation on foreign currency forward contracts	10,912	—
Other assets	54,812	4,771
Total assets	$8,897,493	$7,153,867

Liabilities
Debt (net of deferred financing costs and unamortized original issue discount of $35,649 and $27,534 at March 31, 2024 and December 31, 2023, respectively)	$2,933,032	$2,639,099
Payable for investments purchased	401,154	245,242
Payable for share repurchases (Note 7)	126,162	43,291
Distributions payable	43,112	33,228
Interest payable	29,060	36,621
Management and performance-based incentive fees payable	25,615	19,073
Accrued administrative services expense payable	294	384
Unrealized depreciation on foreign currency forward contracts	—	3,681
Other liabilities and accrued expenses	5,188	9,552
Total liabilities	$3,563,617	$3,030,171
Commitments and contingencies (Note 8)
Total Net Assets	$5,333,876	$4,123,696

Net Assets
Common shares, $0.01 par value (214,668,934 and 167,451,987 shares issued and outstanding, respectively)	$2,197	$1,675
Capital in excess of par value	5,194,684	4,075,968
Accumulated distributed earnings (losses)	136,994	46,053
Total Net Assets	$5,333,876	$4,123,696

Net Asset Value Per Share
Class S Shares:
Net assets	$1,151,671	$851,296
Common shares outstanding ($0.01 par value, unlimited shares authorized)	46,350,529	34,568,776
Net asset value per share	$24.85	$24.63
Class D Shares:
Net assets	$12,775	$7,346
Common shares outstanding ($0.01 par value, unlimited shares authorized)	514,158	298,321
Net asset value per share	$24.85	$24.63
Class I Shares:
Net assets	$4,169,430	$3,265,054
Common shares outstanding ($0.01 par value, unlimited shares authorized)	167,804,247	132,584,890
Net asset value per share	$24.85	$24.63

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$215,327	$116,771
Payment-in-kind interest income	5,205	916
Dividend income	482	—
Other income	3,681	725
Total Investment Income	$224,695	$118,412
Operating Expenses
Management fees	$15,337	$7,115
Performance-based incentive fees	19,876	8,562
Interest and other debt expenses	55,036	38,201
Offering costs	—	38
Trustees' fees	121	108
Shareholder servicing fees	2,202	590
Administrative service expenses	1,025	655
Other general and administrative expenses	2,708	2,364
Total expenses	96,305	57,633
Expense support reimbursement	—	1,461
Net Expenses	$96,305	$59,094
Net Investment Income	$128,390	$59,318
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$1,166	$(2,181)
Foreign currency transactions	(21,026)	(266)
Foreign currency forward contracts	(6,364)	353
Net realized gains (losses)	(26,224)	(2,094)
Net change in unrealized gains (losses)
Non-controlled/non-affiliated investments	17,652	58,417
Foreign currency forward contracts	14,592	(698)
Foreign currency translations	31,362	(5,264)
Net unrealized gains (losses)	63,606	52,455
Net Realized and Change in Unrealized Gains (Losses)	$37,382	$50,361
Net Increase (Decrease) in Net Assets Resulting from Operations	$165,772	$109,679

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Operations
Net investment income	$128,390	$59,318
Net realized gains (losses)	(26,224)	(2,094)
Net change in unrealized gains (losses)	63,606	52,455
Net Increase (Decrease) in Net Assets Resulting from Operations	$165,772	$109,679

Distributions to Stockholders
Class S	$(23,168)	$(5,623)
Class D	(273)	(61)
Class I	(94,502)	(44,772)
Net Decrease in Net Assets Resulting from Distributions to Stockholders	$(117,943)	$(50,456)

Capital Share Transactions
Class S:
Proceeds from shares sold	$291,421	$39,419
Repurchase of common shares, net of early repurchase deduction	(13,465)	(822)
Distributions reinvested	12,258	2,950
Class D:
Proceeds from shares sold	5,763	508
Repurchase of common shares, net of early repurchase deduction	—	—
Distributions reinvested	96	7
Class I:
Proceeds from shares sold	942,411	141,301
Repurchase of common shares, net of early repurchase deduction	(112,697)	(130,462)
Distributions reinvested	36,564	18,155
Net Increase (Decrease) from Capital Share Transactions	$1,162,351	$71,056

Net Assets
Total increase (decrease) in net assets during the period	1,210,180	130,279
Net Assets, beginning of period	4,123,696	2,154,933
Net Assets at End of Period	$5,333,876	$2,285,212

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net increase (decrease) in net assets resulting from operations	$165,772	$109,679
Net realized (gain) loss on investments	(1,166)	2,181
Net change in unrealized (gains) losses on investments	(17,652)	(58,417)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(14,592)	698
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(31,362)	5,264
Payment-in-kind interest capitalized	(6,460)	(980)
Net accretion of discount and amortization of premium	(6,619)	(2,972)
Amortization of deferred financing costs	1,911	1,400
Amortization of offering costs	—	38
Purchases of investments	(2,181,765)	(619,410)
Proceeds from sale of investments and principal repayments	458,110	736,033
Changes in operating assets and liabilities:
Interest receivable	(14,253)	(2,892)
Receivable for investments sold	75,834	(29,042)
Other assets	(50,041)	(22,666)
Payable for investments purchased	155,912	(35,641)
Management and performance-based incentive fees payable	6,542	716
Accrued administrative services expense payable	(90)	(1,906)
Interest payable	(7,561)	5,759
Other liabilities and accrued expenses	(4,364)	(4,623)
Net Cash Used in/Provided by Operating Activities	$(1,471,844)	$83,218

Financing Activities
Issuances of debt	$1,441,944	$435,043
Payments of debt	(1,112,056)	(619,074)
Financing costs paid and deferred	(5,776)	(1,074)
Proceeds from issuance of common shares	1,239,595	181,228
Repurchased shares, net of early repurchase deduction paid	(43,290)	(40,854)
Distributions paid	(59,141)	(26,162)
Offering costs paid and deferred	—	(38)
Net Cash Used in/Provided by Financing Activities	$1,461,276	$(70,931)

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash and cash equivalents and foreign currencies during the period	$(10,568)	$12,287
Effect of foreign exchange rate changes on cash and cash equivalents	(246)	(4)
Cash, cash equivalents and foreign currencies at beginning of period	271,175	51,658
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$260,361	$63,941

Supplemental Disclosure and Non-Cash Information
Cash interest paid	$60,686	$31,042
Distributions payable	$43,112	$18,146
Reinvestment of distributions during the period	$48,918	$21,112
PIK income	$5,205	$916

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Aerospace & Defense
Kaman
Ovation Parent Inc	First Lien Secured Debt	S+350, 0.75% Floor	3/27/2031	$10,000	$9,975	$10,022	(14)
MRO Holdings
MRO Holdings, Inc.	First Lien Secured Debt	S+576, 0.50% Floor	12/18/2028	4,836	4,836	4,848	(4)(8)(15)
		Total Aerospace & Defense			$14,811	$14,870

Air Freight & Logistics
Swissport
Radar Bidco S.a.r.l.	First Lien Secured Debt	E+725, 0.00% Floor	9/30/2027	€85,000	$80,879	$93,078	(3)(4)(8)(9)(19)
		Total Air Freight & Logistics			$80,879	$93,078

Asset Backed Securities
Roaring Fork III-B
Roaring Fork III-B, LLC	First Lien Secured Debt	S+540, 0.00% Floor	7/16/2026	$49,667	$27,523	$27,617	(4)(8)(9)(15)(28)
		Total Asset Backed Securities			$27,523	$27,617

Automobile Components
Clarience Technologies
Truck-Lite Co., LLC	First Lien Secured Debt	S+575, 0.75% Floor	2/13/2031	$164,000	$144,359	$144,310	(4)(11)(15)(28)
	First Lien Secured Debt - Revolver	S+575, 0.75% Floor	2/13/2030	16,000	181	173	(4)(11)(15)(28)
					144,540	144,483
Crash Champions
Champions Financing Inc	First Lien Secured Debt	S+475, 0.00% Floor	2/23/2029	19,000	18,811	19,095	(14)(15)
Mavis Tire Express Services
Mavis Tire Express Services TopCo, L.P.	First Lien Secured Debt	S+375, 0.75% Floor	5/4/2028	26,443	26,374	26,518	(14)
WAND NEWCO 3 INC
Wand Newco 3, Inc.	First Lien Secured Debt	S+375, 0.00% Floor	1/30/2031	35,000	34,914	35,139	(14)
		Total Automobile Components			$224,639	$225,235

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Banks
G&A
G&A Partners Holding Company II, LLC	First Lien Secured Debt	S+550, 0.75% Floor	3/1/2031	$23,239	$15,809	$15,803	(4)(9)(11)(15)(28)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	3/1/2030	1,761	(35)	(35)	(4)(5)(9)(11)(28)
					15,774	15,768
Public Trust Advisors
Pinnacle Purchaser, LLC	First Lien Secured Debt	S+575, 1.00% Floor	12/28/2029	4,520	4,432	4,429	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	12/29/2029	469	100	100	(4)(9)(11)(16)(28)
					4,532	4,529
Truist
Truist Financial Corporation	First Lien Secured Debt	S+325, 0.00% Floor	3/22/2031	20,000	19,950	19,992	(14)
	First Lien Secured Debt - Revolver	S+350, 0.00% Floor	3/22/2029	23,500	—	—	(4)(11)(28)
					19,950	19,992
		Total Banks			$40,256	$40,289

Biotechnology
Azurity Pharmaceuticals
Azurity Pharmaceuticals, Inc.	First Lien Secured Debt	S+673, 0.75% Floor	9/20/2027	$58,638	$57,371	$58,638	(14)
		Total Biotechnology			$57,371	$58,638

Building Products
Chamberlain Group
Chariot Buyer LLC	First Lien Secured Debt	S+375, 0.50% Floor	11/3/2028	$50,000	$49,750	$50,167	(14)(15)
Kodiak
Kodiak BP, LLC	First Lien Secured Debt	S+375, 0.00% Floor	3/12/2028	10,000	9,950	10,013	(14)
Reliable Doors
Reliable Doors, LLC	First Lien Secured Debt	S+625, 1.00% Floor	10/4/2028	9,402	8,244	8,315	(4)(9)(14)(15)(28)
	First Lien Secured Debt - Revolver	S+625, 1.00% Floor	10/4/2028	568	103	108	(4)(9)(11)(14)(28)
					8,347	8,423
RF Fager
R.F. Fager Company, LLC	First Lien Secured Debt	S+525, 1.00% Floor	3/4/2030	4,167	3,045	3,043	(4)(9)(11)(15)(28)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	3/4/2030	833	(19)	(19)	(4)(5)(9)(11)(28)
					3,026	3,024
US LBM
LBM Acquisition, LLC	First Lien Secured Debt	S+385, 0.75% Floor	12/17/2027	24,293	24,060	24,278	(14)
Visual Comfort
VC GB Holdings I Corp	First Lien Secured Debt	S+326, 0.50% Floor	7/21/2028	11,969	11,900	11,953	(14)
		Total Building Products			$107,033	$107,858

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Capital Markets
Arrowhead Engineered Products
Arrowhead Holdco Company	First Lien Secured Debt	S+540 Cash (includes 2.75% PIK)	8/31/2028	$9,894	$9,894	$9,374	(4)(15)
Edelman Financial Services
The Edelman Financial Engines Centre, LLC	First Lien Secured Debt	S+361, 0.75% Floor	4/7/2028	37,657	37,651	37,708	(14)
True Potential
Kane Bidco Limited	First Lien Secured Debt - Corporate Bond	SONIA+625, 0.00% Floor	2/15/2028	£69,000	86,212	86,416	(3)(4)(8)(9)(17)
	First Lien Secured Debt - Corporate Bond	6.50%	2/15/2027	£2,000	2,339	2,443	(3)(8)(9)
	First Lien Secured Debt - Corporate Bond	5.00%	2/15/2027	€1,000	1,079	1,045	(3)(8)(9)
					89,630	89,904
		Total Capital Markets			$137,175	$136,986

Chemicals
AOC
LSF11 A5 HoldCo LLC	First Lien Secured Debt	S+361, 0.50% Floor	10/15/2028	$32,505	$32,461	$32,557	(14)
	First Lien Secured Debt	S+435, 0.50% Floor	10/15/2028	19,186	18,878	19,242	(14)
					51,339	51,799
Heubach
Heubach Holdings USA LLC	First Lien Secured Debt	13.59%	4/30/2024	1,657	1,594	828	(4)(8)(15)(25)
SK Neptune Husky Group Sarl	First Lien Secured Debt	10.45%	1/3/2029	9,588	9,546	2,712	(8)(15)(25)
					11,140	3,540
RMC
RMC Topco LLC	Common Equity - Equity Unit	N/A	N/A	100 Shares	100	100	(4)(9)
Rochester Midland Corporation	First Lien Secured Debt	S+600, 1.00% Floor	8/1/2029	17,883	8,612	8,655	(4)(9)(11)(14)(28)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	8/1/2029	1,990	(44)	(25)	(4)(5)(9)(11)(28)
					8,668	8,730
Solenis
Olympus Water US Holding Corporation	First Lien Secured Debt	S+425, 0.50% Floor	11/9/2028	23,792	23,208	23,896	(15)
Vita Global
Vita Global FinCo Limited	First Lien Secured Debt	SONIA+700, 0.00% Floor	7/6/2027	16,807	22,773	20,789	(3)(4)(8)(17)
W.R. Grace
W.R. Grace Holdings LLC	First Lien Secured Debt	S+401, 0.50% Floor	9/22/2028	5,907	5,903	5,925	(15)
		Total Chemicals			$123,031	$114,679

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Commercial Services & Supplies
Allied Universal
Allied Universal Holdco LLC	First Lien Secured Debt	S+385, 0.50% Floor	5/12/2028	$36,840	$36,670	$36,837	(14)
	First Lien Secured Debt	S+475, 0.50% Floor	5/12/2028	24,875	24,213	24,977	(14)
					60,883	61,814
Avenu Insights
ACP Avenu Buyer, LLC	First Lien Secured Debt	S+625, 1.00% Floor	10/2/2029	8,913	7,121	7,197	(4)(9)(11)(15)(28)
	First Lien Secured Debt - Revolver	S+625, 1.00% Floor	10/2/2029	1,071	(27)	(16)	(4)(5)(9)(11)(28)
					7,094	7,181
BDO USA
BDO USA, P.A.	First Lien Secured Debt	S+600, 2.00% Floor	8/31/2028	195,752	192,198	192,111	(4)(9)(14)
Beeline
IQN Holding Corp.	First Lien Secured Debt	S+525, 0.75% Floor	5/2/2029	71,345	64,128	64,609	(4)(11)(15)(28)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	5/2/2028	5,134	(35)	—	(4)(11)(28)
					64,093	64,609
Eiffel
Equipe Holdings 3 B.V.	First Lien Secured Debt	E+700, 0.00% Floor	12/18/2029	€15,000	15,679	15,697	(3)(4)(8)(9)(20)
Ensemble Health
Ensemble RCM, LLC	First Lien Secured Debt	S+300, 0.00% Floor	8/1/2029	24,700	24,621	24,784	(15)
Fortis Fire
Fortis Fire & Safety Holdings LP	Common Equity - Equity Unit	N/A	N/A	9 Shares	90	93	(4)(9)
Fortis Fire & Safety Inc.	First Lien Secured Debt	S+600, 1.00% Floor	7/21/2029	4,459	828	855	(4)(9)(11)(15)(28)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	7/21/2029	446	258	264	(4)(9)(11)(15)(28)
					1,176	1,212
GardaWorld
Garda World Security Corporation	First Lien Secured Debt	S+425, 0.00% Floor	2/1/2029	18,865	18,819	18,924	(8)(15)
Heritage Environmental Services
Heritage Environmental Services, Inc.	First Lien Secured Debt	S+550, 0.75% Floor	1/31/2031	88,425	87,120	87,099	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	1/31/2030	12,158	(177)	(182)	(4)(5)(9)(11)(28)
					86,943	86,917
HKA
Mount Olympus Bidco Limited	First Lien Secured Debt	S+575, 0.50% Floor	8/9/2029	18,465	18,120	17,958	(4)(8)(9)(15)
	First Lien Secured Debt	S+650, 0.50% Floor	8/9/2029	2,015	534	513	(4)(8)(9)(11)(15)(28)
					18,654	18,471
Ironclad
Ironhorse Purchaser, LLC	First Lien Secured Debt	S+676, 1.00% Floor	9/30/2027	4,509	2,975	2,970	(4)(9)(11)(15)(28)
	First Lien Secured Debt - Revolver	S+676, 1.00% Floor	9/30/2027	483	233	232	(4)(9)(11)(14)(15)(28)
					3,208	3,202

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
LABL
LABL, Inc.	First Lien Secured Debt	S+510, 0.50% Floor	10/29/2028	25,000	24,366	24,545	(14)
Liberty Tire Recycling
LTR Intermediate Holdings, Inc.	First Lien Secured Debt	S+461, 1.00% Floor	5/5/2028	12,835	12,552	12,086	(14)
Profile Products
Profile Products LLC	First Lien Secured Debt	S+560, 0.75% Floor	11/12/2027	4,900	4,900	4,900	(4)(15)
QA Group
Ichnaea UK Bidco Limited	First Lien Secured Debt	SONIA+600, 0.00% Floor	10/5/2029	£31,000	36,571	38,442	(3)(4)(8)(9)(17)
R.R. Donnelley
R. R. Donnelley & Sons Company	First Lien Secured Debt	S+510, 0.75% Floor	3/28/2026	140,230	138,127	138,127	(4)(9)(15)
Resource Innovations
North Haven RI Buyer, LLC	First Lien Secured Debt	S+500, 1.00% Floor	3/29/2030	15,000	11,730	11,700	(9)(11)(15)(28)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	3/29/2030	2,500	(50)	(50)	(5)(9)(11)(28)
					11,680	11,650
SafetyCo
HEF Safety Ultimate Holdings, LLC	First Lien Secured Debt	S+575, 1.00% Floor	11/19/2029	13,522	10,331	10,280	(4)(9)(11)(15)(28)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	11/17/2029	1,452	353	351	(4)(9)(11)(15)(28)
					10,684	10,631
SAVATREE
CI (Quercus) Intermediate Holdings, LLC	First Lien Secured Debt	S+540, 0.75% Floor	10/12/2028	17,365	17,169	17,185	(4)(15)
	First Lien Secured Debt - Revolver	S+540, 0.75% Floor	10/12/2028	2,273	(39)	(24)	(4)(5)(11)(28)
					17,130	17,161
Smith System
Smith Topco, Inc.	First Lien Secured Debt	S+600, 1.00% Floor	11/6/2029	13,275	12,992	13,109	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	11/6/2029	1,692	(36)	(21)	(4)(5)(9)(11)(28)
					12,956	13,088
Tranzonic
TZ Buyer LLC	First Lien Secured Debt	S+610, 0.75% Floor	8/14/2028	89,113	37,770	37,606	(4)(9)(11)(14)(28)
	First Lien Secured Debt - Revolver	S+610, 0.75% Floor	8/14/2028	606	292	291	(4)(9)(11)(14)(28)
TZ Parent LLC	Common Equity - Equity Unit	N/A	N/A	50 Shares	50	72	(4)(9)
					38,112	37,969
United Site Services
PECF USS Intermediate Holding III Corporation	First Lien Secured Debt	S+451, 0.50% Floor	12/15/2028	22,216	22,280	17,023	(15)
		Total Commercial Services & Supplies			$822,726	$820,544

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Communications Equipment
MCA
Mobile Communications America, Inc.	First Lien Secured Debt	S+600, 1.00% Floor	10/16/2029	$11,120	$8,173	$8,264	(4)(9)(11)(15)(28)
	First Lien Secured Debt - Revolver	S+625, 1.00% Floor	10/16/2029	1,359	(31)	(17)	(4)(5)(9)(11)(28)
					8,142	8,247
Mitel Networks
MLN US Holdco LLC	First Lien Secured Debt	S+644, 1.00% Floor	10/18/2027	6,395	6,211	6,011	(4)(8)(15)
	Second Lien Secured Debt	S+670, 1.00% Floor	10/18/2027	38,156	39,402	26,900	(4)(8)(15)
					45,613	32,911
		Total Communications Equipment			$53,755	$41,158

Construction & Engineering
MI Windows
MIWD Holdco II LLC	First Lien Secured Debt	S+350, 0.00% Floor	3/21/2031	$10,000	$9,950	$10,059	(14)
Pave America
Pave America Interco, LLC	First Lien Secured Debt	S+690, 1.00% Floor	2/7/2028	33,782	32,937	32,769	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+690, 1.00% Floor	2/7/2028	2,605	(62)	(78)	(4)(5)(9)(11)(28)
					32,875	32,691
Trench Plate Rental Co.
Trench Plate Rental Co.	First Lien Secured Debt	S+560, 1.00% Floor	12/3/2026	44,659	44,193	43,877	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+560, 1.00% Floor	12/3/2026	4,545	2,164	2,125	(4)(9)(11)(15)(28)
Trench Safety Solutions Holdings, LLC	Common Equity - Equity Unit	N/A	N/A	331 Shares	50	44	(4)(9)
					46,407	46,046
		Total Construction & Engineering			$89,232	$88,796

Construction Materials
Volunteer Materials
Volunteer AcquisitionCo, LLC	First Lien Secured Debt	S+650, 1.00% Floor	9/1/2029	$5,168	$4,672	$4,660	(4)(9)(11)(14)(28)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	9/1/2029	758	(17)	(19)	(4)(5)(9)(11)(28)
		Total Construction Materials			$4,655	$4,641

Consumer Finance
American Express GBT
GBT Group Services B.V.	First Lien Secured Debt	S+535, 1.00% Floor	12/16/2026	$31,000	$31,046	$32,008	(8)(15)
LendingTree
LendingTree, Inc.	First Lien Secured Debt	S+575, 1.50% Floor	3/27/2031	93,000	64,374	64,369	(4)(8)(9)(11)(14)(28)
		Total Consumer Finance			$95,420	$96,377

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Consumer Staples Distribution & Retail
ASDA
Bellis Acquisition Company PLC	First Lien Secured Debt	SONIA+703, 0.00% Floor	10/26/2029	£97,403	$114,284	$122,937	(3)(4)(8)(9)(17)
	First Lien Secured Debt	E+275, 0.00% Floor	2/16/2026	€5,000	5,218	5,355	(3)(8)(9)(21)
	First Lien Secured Debt - Corporate Bond	3.25%	2/16/2026	£1,729	1,926	2,063	(3)(8)(9)
					121,428	130,355
Patriot Pickle
Patriot Foods Buyer, Inc.	First Lien Secured Debt	S+600, 1.00% Floor	12/24/2029	6,567	6,440	6,436	(4)(9)(15)
	First Lien Secured Debt	S+600, 1.00% Floor	12/22/2029	2,484	(24)	(50)	(4)(5)(9)(11)(28)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	12/22/2029	932	(18)	(19)	(4)(5)(9)(11)(28)
					6,398	6,367
Protein for Pets
Protein For Pets Opco, LLC	First Lien Secured Debt	S+525, 1.00% Floor	9/22/2030	45,283	44,381	44,377	(4)(9)(14)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	9/22/2030	4,717	(94)	(94)	(4)(5)(9)(11)(28)
					44,287	44,283
Rise and Brill
Ultimate Baked Goods Midco LLC	First Lien Secured Debt	S+560, 1.00% Floor	8/13/2027	32,344	31,922	31,748	(4)(9)(14)
	First Lien Secured Debt	S+635, 1.00% Floor	8/13/2027	8,195	8,013	8,186	(4)(9)(14)
	First Lien Secured Debt - Revolver	S+660, 1.00% Floor	8/13/2027	1,016	(30)	(1)	(4)(5)(9)(11)(28)
					39,905	39,933
		Total Consumer Staples Distribution & Retail			$212,018	$220,938

Containers & Packaging
BOX Partners
Bp Purchaser LLC	First Lien Secured Debt	S+576, 0.75% Floor	12/11/2028	$7,350	$7,350	$7,350	(4)(15)
Tekni-Plex
Trident TPI Holdings, Inc.	First Lien Secured Debt	S+426, 0.50% Floor	9/15/2028	30,496	30,474	30,545	(15)
	First Lien Secured Debt	S+525, 0.50% Floor	9/15/2028	2,985	2,928	3,001	(15)
					33,402	33,546
		Total Containers & Packaging			$40,752	$40,896

Distributors
PureStar
AMCP Clean Acqusition Company, LLC	First Lien Secured Debt	S+500, 0.50% Floor	6/15/2028	$95,000	$93,594	$94,525	(8)(9)(15)
		Total Distributors			$93,594	$94,525

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)		Cost (29)	Fair Value (1)(30)
Diversified Consumer Services
2U
2U, Inc.	First Lien Secured Debt	S+650, 0.75% Floor	12/28/2026		$14,983	$14,422	$14,252	(8)(15)
Accelerate Learning
Eagle Purchaser, Inc.	First Lien Secured Debt	S+675, 1.00% Floor	3/22/2030		25,839	22,537	23,155	(4)(9)(11)(15)(28)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	3/22/2029		3,947	2,303	2,364	(4)(9)(11)(15)(28)
						24,840	25,519
Excelligence
Excelligence Learning Corporation	First Lien Secured Debt	S+575, 1.00% Floor	1/18/2030		85,438	83,771	83,730	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	1/18/2030		13,562	3,850	3,841	(4)(9)(11)(15)(28)
						87,621	87,571
Greencross
Vermont Aus Pty Ltd	First Lien Secured Debt	S+580, 0.75% Floor	3/23/2028		111,640	109,585	111,361	(4)(8)(9)(15)
	First Lien Secured Debt	BBSW+575, 0.75% Floor	3/23/2028	A$	9,800	7,134	6,386	(3)(4)(8)(9)(18)
						116,719	117,747
Houghton Mifflin
Houghton Mifflin Harcourt Company	First Lien Secured Debt	S+535, 0.50% Floor	4/9/2029		47,474	45,680	47,178	(14)(15)
SERVPRO
One Silver Serve, LLC	First Lien Secured Debt	S+610, 1.00% Floor	12/18/2028		40,501	32,455	32,014	(4)(11)(15)(28)
	First Lien Secured Debt - Revolver	S+610, 1.00% Floor	12/18/2028		4,817	(46)	(96)	(4)(5)(11)(28)
						32,409	31,918
		Total Diversified Consumer Services				$321,691	$324,185

Electric Utilities
Congruex
Congruex Group LLC	First Lien Secured Debt	S+590, 0.75% Floor	5/3/2029		$29,475	$28,888	$28,664	(4)(9)(15)
		Total Electric Utilities				$28,888	$28,664

Electrical Equipment
Antylia Scientific
CPI Buyer, LLC	First Lien Secured Debt	S+576, 0.75% Floor	11/1/2028		$34,082	$34,078	$33,742	(4)(15)
	First Lien Secured Debt - Revolver	S+576, 0.75% Floor	10/30/2026		3,346	—	(33)	(4)(5)(11)(28)
						34,078	33,709
International Wire Group
IW Buyer LLC	First Lien Secured Debt	S+685, 1.00% Floor	6/28/2029		16,728	16,272	16,435	(4)(9)(14)
	First Lien Secured Debt - Revolver	S+685, 1.00% Floor	6/28/2029		3,146	(83)	(55)	(4)(5)(9)(11)(28)
						16,189	16,380

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Trescal
Ruler Bidco S.A R.L.	First Lien Secured Debt	E+550, 0.00% Floor	4/29/2030	€28,282	30,253	30,054	(3)(4)(8)(9)(20)
	First Lien Secured Debt	S+550, 0.50% Floor	4/29/2030	11,498	11,185	11,411	(4)(8)(9)(15)
	First Lien Secured Debt	E+650, 0.00% Floor	4/29/2030	€11,200	5,366	5,256	(3)(4)(8)(9)(11)(20)(28)
					46,804	46,721
		Total Electrical Equipment			$97,071	$96,810

Energy Equipment & Services
Camin Cargo
Camin Cargo Control Holdings, Inc.	First Lien Secured Debt	S+600, 1.00% Floor	12/7/2029	$36,190	$30,728	$30,646	(4)(9)(11)(14)(28)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	12/7/2029	4,731	845	840	(4)(9)(11)(14)(28)
		Total Energy Equipment & Services			$31,573	$31,486

Entertainment
Chernin Entertainment
Jewel Purchaser, Inc.	First Lien Secured Debt	S+560, 0.50% Floor	7/1/2027	$89,912	$88,092	$89,912	(4)(9)(15)
		Total Entertainment			$88,092	$89,912

Financial Services
Acuity
Trident Bidco Limited	First Lien Secured Debt	S+500, 0.00% Floor	6/7/2029	$131,619	$129,942	$131,619	(4)(8)(9)(13)
Mercury Borrower, Inc.
Mercury Borrower, Inc.	First Lien Secured Debt	S+361, 0.50% Floor	8/2/2028	41,890	41,592	41,791	(14)(15)
Paymentsense
Hurricane Cleanco Limited	First Lien Secured Debt	12.50% (includes 6.25% PIK)	10/31/2029	£47,748	56,136	59,362	(3)(4)(8)(9)
PIB
Paisley Bidco Limited	First Lien Secured Debt	E+675, 0.00% Floor	3/17/2028	£22,500	13,295	13,972	(3)(4)(8)(11)(20)(28)
Stretto
Stretto, Inc.	First Lien Secured Debt	S+600, 1.00% Floor	10/13/2028	135,000	132,495	133,313	(4)(9)(15)
VEPF VII
VEPF VII Holdings, L.P.	First Lien Secured Debt	S+450 PIK	2/28/2028	19,776	19,703	19,776	(4)(8)(15)
		Total Financial Services			$393,163	$399,833

Food Products
Nutpods
Green Grass Foods, Inc.	First Lien Secured Debt	S+650, 1.00% Floor	12/26/2029	$3,741	$3,668	$3,666	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	12/26/2029	1,250	(24)	(25)	(4)(5)(9)(11)(28)
Nutpods Holdings, Inc.	Common Equity - Stock	N/A	N/A	125 Shares	125	125	(4)(9)
		Total Food Products			$3,769	$3,766

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Ground Transportation
Boasso
Channelside AcquisitionCo, Inc.	First Lien Secured Debt	S+675, 1.00% Floor	6/30/2028	$31,778	$30,475	$30,912	(4)(9)(11)(14)(28)
	First Lien Secured Debt	S+550, 1.00% Floor	6/30/2028	4,000	(16)	(40)	(4)(5)(9)(11)(28)
	First Lien Secured Debt - Revolver	P+675, 1.00% Floor	7/1/2026	2,917	740	781	(4)(9)(11)(24)(28)
					31,199	31,653
Transportation Insight
TI Intermediate Holdings, LLC	First Lien Secured Debt	S+460, 1.00% Floor	12/18/2024	7,368	7,368	6,963	(15)
		Total Ground Transportation			$38,567	$38,616

Health Care Equipment & Supplies
Catalent
Catalent Pharma Solutions, Inc.	First Lien Secured Debt	S+300, 0.50% Floor	2/22/2028	$9,000	$8,936	$9,034	(8)(14)
CINC Systems
1475 Holdings, LLC	First Lien Secured Debt	S+575, 0.75% Floor	1/19/2030	3,929	3,852	3,850	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+575, 0.75% Floor	1/19/2030	1,071	(21)	(21)	(4)(5)(9)(11)(28)
					3,831	3,829
Corpuls
Heartbeat BidCo GmbH	First Lien Secured Debt	E+700, 0.50% Floor	6/28/2030	€20,000	21,423	21,522	(3)(4)(8)(9)(20)
Medline
Medline Borrower LP	First Lien Secured Debt	S+286, 0.50% Floor	10/23/2028	9,086	9,086	9,116	(15)
TerSera Therapeutics
TerSera Therapeutics LLC	First Lien Secured Debt	S+675, 1.00% Floor	4/4/2029	13,826	13,461	13,791	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	4/4/2029	1,140	(29)	(3)	(4)(5)(9)(11)(28)
					13,432	13,788
Treace Medical Concepts
Treace Medical Concepts, Inc.	First Lien Secured Debt	S+610, 1.00% Floor	4/1/2027	17,500	7,268	6,898	(4)(8)(9)(14)(26)(28)
	First Lien Secured Debt - Revolver	S+410, 1.00% Floor	4/1/2027	1,500	202	164	(4)(8)(9)(11)(14)(26)(28)
					7,470	7,062
Zest Dental Solutions
Zest Acquisition Corp.	First Lien Secured Debt	S+550, 0.00% Floor	2/8/2028	11,850	11,369	11,806	(14)
Zeus
Zeus Company LLC	First Lien Secured Debt	S+550, 0.75% Floor	2/28/2031	64,086	53,156	53,147	(4)(9)(11)(15)(28)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	2/28/2030	7,539	(111)	(113)	(4)(5)(9)(11)(28)
					53,045	53,034
		Total Health Care Equipment & Supplies			$128,592	$129,191

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Health Care Providers & Services
Advarra
Advarra Holdings, Inc.	First Lien Secured Debt	S+525, 0.75% Floor	8/24/2029	$197,707	$178,347	$182,037	(4)(9)(11)(14)(28)
Affordable Care
ACI Group Holdings, Inc.	First Lien Secured Debt	S+560, 0.75% Floor	8/2/2028	4,937	4,937	4,887	(4)(14)
Allied Benefit Systems
Allied Benefit Systems Intermediate LLC	First Lien Secured Debt	S+525, 0.75% Floor	10/31/2030	93,000	77,387	78,386	(4)(9)(11)(14)(28)
Athenahealth
Athenahealth Group Inc.	First Lien Secured Debt	S+325, 0.50% Floor	2/15/2029	49,334	48,579	48,991	(14)
CNSI
Acentra Holdings, LLC	First Lien Secured Debt	S+650, 0.50% Floor	12/17/2029	35,550	34,512	35,017	(4)(9)(15)
	First Lien Secured Debt	S+575, 0.50% Floor	12/17/2028	2,957	2,900	2,927	(4)(9)(15)
	First Lien Secured Debt	S+550, 0.50% Floor	12/17/2029	9,894	2,351	2,295	(4)(9)(11)(15)(28)
	First Lien Secured Debt - Revolver	S+550, 0.50% Floor	12/17/2029	4,000	668	713	(4)(9)(11)(15)(28)
					40,431	40,952
CoreTrust
Coretrust Purchasing Group LLC	First Lien Secured Debt	S+650, 0.75% Floor	10/1/2029	32,120	31,334	31,317	(4)(14)
	First Lien Secured Debt	S+675, 0.75% Floor	10/1/2029	4,737	(56)	(118)	(4)(5)(11)(28)
	First Lien Secured Debt - Revolver	S+675, 0.75% Floor	10/1/2029	4,737	(112)	(118)	(4)(5)(11)(28)
					31,166	31,081
Dental Care Alliance
DCA Investment Holding LLC	First Lien Secured Debt	S+641, 0.75% Floor	4/3/2028	2,445	2,445	2,445	(4)(15)
Eating Recovery Center
ERC Topco Holdings, LLC	First Lien Secured Debt	S+326 (includes 3.25% PIK)	11/9/2028	35,020	35,020	28,191	(4)(15)
	First Lien Secured Debt	S+300, 0.75% Floor	11/10/2028	281	281	227	(4)(15)
	First Lien Secured Debt	S+550, 0.75% Floor	11/10/2027	19	19	16	(4)(14)
	First Lien Secured Debt - Revolver	S+326 (includes 3.25% PIK)	11/10/2027	3,195	2,412	1,877	(4)(11)(15)(28)
					37,732	30,311
Gainwell
Gainwell Acquisition Corp.	First Lien Secured Debt	S+410, 0.75% Floor	10/1/2027	44,448	43,512	42,598	(15)
Gateway Services
Gateway US Holdings, Inc.	First Lien Secured Debt	S+615, 0.75% Floor	9/22/2026	92,174	91,831	92,174	(4)(15)
	First Lien Secured Debt - Revolver	S+615, 0.75% Floor	9/22/2026	2,629	(5)	—	(4)(11)(28)
					91,826	92,174
Omega Healthcare
OMH-Healthedge Holdings, Inc.	First Lien Secured Debt	S+600, 1.00% Floor	10/8/2029	108,271	105,718	106,647	(4)(9)(15)(16)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	10/8/2029	11,729	(270)	(176)	(4)(5)(9)(11)(28)
					105,448	106,471

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Parexel
Phoenix Newco, Inc.	First Lien Secured Debt	S+336, 0.50% Floor	11/15/2028	19,949	19,900	20,017	(14)
Practice Plus Group
Practice Plus Group Bidco Limited / Practice Plus Group Holdings Limited	First Lien Secured Debt	SONIA+625, 0.50% Floor	11/2/2029	£10,000	11,618	12,590	(3)(4)(8)(9)(17)
Public Partnerships
PPL Acquisition LLC	First Lien Secured Debt	S+635, 0.75% Floor	7/1/2028	8,556	8,375	8,299	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+635, 0.75% Floor	7/1/2028	1,000	(14)	(30)	(4)(5)(9)(11)(28)
PPL Equity LP	Preferred Equity - Preferred Stocks	N/A	N/A	50,000 Shares	50	10	(4)(9)
	Preferred Equity - Equity Unit	N/A	N/A	50,000 Shares	50	—	(4)(9)
					8,461	8,279
Smile Brands
Smile Brands Inc.	First Lien Secured Debt	S+461, 0.75% Floor	10/12/2027	7,349	7,349	7,055	(4)(15)
Team Select
TS Investors, LLC	First Lien Secured Debt	S+660, 1.00% Floor	5/4/2029	9,203	7,500	7,726	(4)(9)(11)(14)(28)
	First Lien Secured Debt - Revolver	S+660, 1.00% Floor	5/4/2029	739	(19)	—	(4)(9)(11)(28)
					7,481	7,726
Thrive Pet Healthcare
Pathway Vet Alliance LLC	First Lien Secured Debt	S+386, 0.00% Floor	3/31/2027	25,522	25,488	22,468	(14)
Tivity Health
Tivity Health, Inc.	First Lien Secured Debt	S+600, 0.75% Floor	6/28/2029	113,275	111,881	113,275	(4)(9)(15)
US Fertility
US Fertility Enterprises, LLC	First Lien Secured Debt	S+660, 1.00% Floor	12/21/2027	10,899	10,669	10,790	(4)(9)(16)
	First Lien Secured Debt	S+610, 1.00% Floor	12/21/2027	622	612	612	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+635, 1.00% Floor	12/21/2027	130	30	31	(4)(9)(11)(16)(28)
					11,311	11,433
		Total Health Care Providers & Services			$865,299	$863,176

Health Care Technology
Clario
eResearchTechnology, Inc.	First Lien Secured Debt	S+461, 1.00% Floor	2/4/2027	$19,923	$19,419	$20,006	(14)
Imprivata
Imprivata, Inc.	First Lien Secured Debt	S+401, 0.50% Floor	12/1/2027	7,979	8,009	8,014	(15)
Wellsky
Project Ruby Ultimate Parent Corp.	First Lien Secured Debt	S+361, 0.00% Floor	3/10/2028	42,000	41,794	42,105	(14)(15)
		Total Health Care Technology			$69,222	$70,125

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Hotels, Restaurants & Leisure
Caesars Entertainment
Caesars Entertainment, Inc.	First Lien Secured Debt	S+275, 0.50% Floor	2/6/2031	$34,000	$33,915	$34,069	(8)(15)
Delivery Hero
Delivery Hero Finco Germany GmbH	First Lien Secured Debt	E+500, 0.00% Floor	12/12/2029	€132,500	138,261	140,089	(3)(4)(8)(9)(20)
Delivery Hero SE	Unsecured Debt - Convertible Bond	0.88%	7/15/2025	€100	100	102	(3)(8)(9)
	Unsecured Debt - Convertible Bond	3.25%	2/21/2030	€100	94	100	(3)(8)(9)
					138,455	140,291
PARS
PARS Group LLC	First Lien Secured Debt	S+685, 1.50% Floor	4/3/2028	9,910	8,852	8,833	(4)(9)(14)(28)
Restaurant Brands International Inc.
1011778 B.C. Unlimited Liability Company	First Lien Secured Debt	S+225, 0.00% Floor	9/20/2030	9,975	9,963	9,981	(8)(14)
Scientific Games Lottery
Scientific Games Holdings LP	First Lien Secured Debt	S+325, 0.50% Floor	4/4/2029	9,975	9,925	9,984	(15)
Sky Zone
CircusTrix Holdings LLC	First Lien Secured Debt	S+650, 1.00% Floor	7/18/2028	12,518	12,239	12,455	(4)(9)(14)
	First Lien Secured Debt	S+675, 1.00% Floor	7/18/2028	1,613	(17)	(8)	(4)(5)(9)(11)(28)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	7/18/2028	806	(17)	(4)	(4)(5)(9)(11)(28)
					12,205	12,443
		Total Hotels, Restaurants & Leisure			$213,315	$215,601

Household Durables
Ergotron
Ergotron Acquisition, LLC	First Lien Secured Debt	S+586, 0.75% Floor	7/6/2028	$9,801	$9,650	$9,678	(4)(14)
Ergotron Investments, LLC	Common Equity - Equity Unit	N/A	N/A	500 Shares	50	56	(4)
					9,700	9,734
HOV
K Hovnanian Enterprises Inc	First Lien Secured Debt - Revolver	S+450, 3.00% Floor	6/30/2026	70,000	(3,473)	(3,500)	(4)(5)(8)(9)(11)(28)
	First Lien Secured Debt - Corporate Bond	11.75%	9/30/2029	1,950	1,899	2,163	(8)(9)
	First Lien Secured Debt - Corporate Bond	8.00%	9/30/2028	2,000	1,982	2,080	(8)(9)
					408	743
Polywood
Poly-Wood, LLC	First Lien Secured Debt	S+575, 1.00% Floor	3/20/2030	145,955	119,896	119,885	(4)(9)(11)(15)(28)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	3/20/2030	23,045	(516)	(519)	(4)(5)(9)(11)(28)
					119,380	119,366
		Total Household Durables			$129,488	$129,843

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Household Products
Advantice Health
Jazz AH Holdco, LLC	First Lien Secured Debt	S+510, 0.75% Floor	4/3/2028	$9,092	$7,211	$7,059	(4)(11)(16)(28)
	First Lien Secured Debt - Revolver	S+510, 0.75% Floor	4/3/2028	800	370	367	(4)(11)(16)(28)
		Total Household Products			$7,581	$7,426

Independent Power & Renewable Electricity Producers
Esdec
Esdec Solar Group B.V.	First Lien Secured Debt	E+600, 0.50% Floor	8/30/2028	€64,756	$53,305	$50,759	(3)(4)(8)(9)(11)(20)(28)
		Total Independent Power & Renewable Electricity Producers			$53,305	$50,759

Insurance
Alera Group
Alera Group, Inc.	First Lien Secured Debt	S+535, 0.75% Floor	10/2/2028	$55,874	$54,932	$55,873	(4)(9)(14)
	First Lien Secured Debt	S+585, 0.75% Floor	10/2/2028	39,614	1,797	1,917	(4)(9)(11)(14)(28)
					56,729	57,790
April
Athena Bidco S.A.S.	First Lien Secured Debt	E+650, 0.00% Floor	4/18/2030	€20,000	20,314	20,393	(3)(4)(8)(9)(21)(28)
	First Lien Secured Debt - Delayed Draw Note	E+650, 0.00% Floor	4/18/2030	€10,000	10,662	10,708	(3)(4)(8)(9)(21)
	First Lien Secured Debt - Delayed Draw Note	E+625, 0.00% Floor	4/18/2030	€7,462	(76)	(60)	(3)(4)(5)(8)(9)(28)
					30,900	31,041
AssuredPartners
AssuredPartners, Inc.	First Lien Secured Debt	S+350, 0.50% Floor	2/14/2031	10,000	9,950	10,025	(14)
Asurion
Asurion, LLC	First Lien Secured Debt	S+336, 0.00% Floor	7/31/2027	27,419	27,251	26,416	(14)
	First Lien Secured Debt	S+336, 0.00% Floor	12/23/2026	12,388	12,157	12,166	(14)
					39,408	38,582
Higginbotham
Higginbotham Insurance Agency, Inc.	First Lien Secured Debt	S+560, 1.00% Floor	11/24/2028	45,721	45,596	45,720	(4)(14)
	First Lien Secured Debt	S+500, 1.00% Floor	11/25/2028	23,000	(115)	(115)	(4)(5)(11)(28)
					45,481	45,605
Howden Group
Hyperion Refinance Sarl	First Lien Secured Debt	S+350, 0.50% Floor	2/15/2031	39,500	39,304	39,574	(8)(14)
Patriot Growth Insurance Services
Patriot Growth Insurance Services, LLC	First Lien Secured Debt	S+565, 0.75% Floor	10/16/2028	32,060	32,060	32,060	(4)(15)
	First Lien Secured Debt	S+575, 0.75% Floor	10/16/2028	5,999	903	959	(4)(11)(15)(28)
	First Lien Secured Debt - Revolver	S+565, 0.75% Floor	10/16/2028	2,311	—	—	(4)(11)(28)
					32,963	33,019

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Risk Strategies
Accession Risk Management Group, Inc.	First Lien Secured Debt	S+565, 0.75% Floor	11/1/2029	47,409	47,288	47,409	(4)(15)
	First Lien Secured Debt	S+600, 0.75% Floor	11/1/2029	6,989	3,027	3,079	(4)(11)(14)(15)(28)
	First Lien Secured Debt - Revolver	S+565, 0.75% Floor	11/1/2029	900	(3)	—	(4)(11)(28)
					50,312	50,488
Safe-Guard
SG Acquisition, Inc.	First Lien Secured Debt	S+610, 0.50% Floor	1/27/2027	90,168	88,736	88,815	(4)(9)(15)
		Total Insurance			$393,783	$394,939

IT Services
Anaplan
Anaplan, Inc.	First Lien Secured Debt	S+650, 0.75% Floor	6/21/2029	$146,692	$144,308	$148,159	(4)(15)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	6/21/2028	9,073	(129)	—	(4)(11)(28)
					144,179	148,159
Genesys Cloud
Greeneden U.S. Holdings II, LLC	First Lien Secured Debt	S+361, 0.75% Floor	12/1/2027	11,155	11,174	11,197	(14)
	First Lien Secured Debt	S+386, 0.75% Floor	12/1/2027	7,750	7,731	7,789	(14)
					18,905	18,986
Peraton
Peraton Corp.	First Lien Secured Debt	S+385, 0.75% Floor	2/1/2028	27,589	27,602	27,617	(14)
Vensure
Vensure Employer Services, Inc.	First Lien Secured Debt	S+525, 0.75% Floor	3/26/2027	39,959	11,189	11,197	(4)(11)(15)(28)
Version 1
Investment Company 24 Bidco Limited	First Lien Secured Debt	SONIA+540, 0.00% Floor	7/11/2029	£6,559	7,644	8,196	(3)(4)(8)(9)(17)
	First Lien Secured Debt	E+540, 0.00% Floor	7/11/2029	€4,029	3,967	4,304	(3)(4)(8)(9)(20)
	First Lien Secured Debt	SONIA+575, 0.00% Floor	7/11/2029	€1,377	1,343	1,470	(3)(4)(8)(9)(17)
	First Lien Secured Debt	SONIA+625, 0.00% Floor	7/11/2029	€6,000	(90)	(65)	(3)(4)(5)(8)(9)(11)(28)
					12,864	13,905
Virtusa
Virtusa Corporation	First Lien Secured Debt	S+385, 0.75% Floor	2/15/2029	7,877	7,805	7,901	(14)
		Total IT Services			$222,544	$227,765

Leisure Products
Amer Sports
Amer Sports Company	First Lien Secured Debt	S+325, 0.00% Floor	2/17/2031	$4,941	$4,916	$4,954	(8)(15)
Lime
Neutron Holdings, Inc.	First Lien Secured Debt	10.00%	9/30/2026	75,000	73,715	74,625	(4)(9)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Peloton
Peloton Interactive, Inc.	First Lien Secured Debt	S+710, 0.50% Floor	5/25/2027	4,950	4,925	4,987	(8)(16)
Varsity Brands
Hercules Achievement Inc / Varsity Brands Holding Co Inc	First Lien Secured Debt - Corporate Bond	S+650, 1.00% Floor	12/15/2026	139,500	137,645	138,454	(4)(9)(15)
Varsity Brands Holding Co., Inc.	First Lien Secured Debt	S+511, 1.00% Floor	12/15/2026	2,740	2,720	2,756	(9)(14)
					140,365	141,210
		Total Leisure Products			$223,921	$225,776

Life Sciences Tools & Services
Curia
Curia Global, Inc.	First Lien Secured Debt	S+385, 0.75% Floor	8/30/2026	$9,476	$9,029	$9,051	(15)
		Total Life Sciences Tools & Services			$9,029	$9,051

Machinery
Carlisle Fluid Technologies
LSF12 Donnelly Bidco, LLC	First Lien Secured Debt	S+650, 1.00% Floor	10/2/2029	$14,925	$14,574	$14,573	(4)(9)(14)
Charter Next Generation
Charter Next Generation, Inc.	First Lien Secured Debt	S+361, 0.75% Floor	12/1/2027	12,782	12,822	12,820	(14)
Circor
Cube Industrials Buyer, Inc./Cube A&D Buyer Inc.	First Lien Secured Debt	S+600, 1.00% Floor	10/18/2030	93,017	90,794	91,855	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	10/18/2029	10,733	(245)	(268)	(4)(5)(9)(11)(28)
					90,549	91,587
Duravant
Engineered Machinery Holdings, Inc.	First Lien Secured Debt	S+401, 0.75% Floor	5/19/2028	22,941	22,774	22,888	(15)
Husky Technologies
Titan Acquisition Ltd of Canada	First Lien Secured Debt	S+500, 0.00% Floor	1/31/2029	40,436	39,896	40,592	(8)(14)
JPW
JPW Industries Holding Corporation	First Lien Secured Debt	S+588, 2.00% Floor	11/22/2028	116,708	113,951	113,790	(4)(9)(15)
ProMach
Pro Mach Group, Inc.	First Lien Secured Debt	S+386, 1.00% Floor	8/31/2028	17,938	18,018	18,022	(14)(15)
		Total Machinery			$312,584	$314,272

Marine Transportation
Meritus Gas Partners
MGP Holdings III Corp.	First Lien Secured Debt	S+525, 1.00% Floor	3/1/2030	$28,037	$20,284	$20,196	(4)(9)(11)(15)(28)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	3/1/2030	1,963	(39)	(39)	(4)(5)(9)(11)(28)
		Total Marine Transportation			$20,245	$20,157

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Media
Accelerate360
Accelerate360 Holdings, LLC	First Lien Secured Debt	S+626, 1.00% Floor	2/11/2027	$66,067	$66,067	$66,067	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+626, 1.00% Floor	2/11/2027	26,908	17,938	17,938	(4)(9)(11)(15)(28)
					84,005	84,005
Advantage Sales
Advantage Sales & Marketing Inc.	First Lien Secured Debt	S+476, 0.75% Floor	10/28/2027	29,879	29,738	29,974	(8)(15)
Associa
Associations Inc.	First Lien Secured Debt	S+426 (includes 2.50% PIK)	7/2/2027	18,613	18,500	18,612	(4)(15)
Clear Channel International B.V.
Clear Channel International B.V.	First Lien Secured Debt	S+225, 5.25% Floor	8/5/2027	30,000	29,700	29,700	(4)(8)(14)
Escalent
M&M OPCO, LLC	First Lien Secured Debt	S+810, 1.00% Floor	4/7/2029	9,429	9,178	9,264	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+810, 1.00% Floor	4/7/2029	476	(12)	(8)	(4)(5)(9)(11)(28)
					9,166	9,256
Gannett
Gannett Holdings, LLC	First Lien Secured Debt	S+511, 0.50% Floor	10/15/2026	51,551	51,415	50,649	(8)(14)
	First Lien Secured Debt - Corporate Bond	6.00%	11/1/2026	8,499	7,693	7,821	(8)
					59,108	58,470
Material+
Material Holdings, LLC	First Lien Secured Debt	S+610, 0.75% Floor	8/19/2027	7,368	7,368	7,276	(4)(15)
McGraw Hill
McGraw-Hill Education, Inc.	First Lien Secured Debt	S+486, 0.50% Floor	7/28/2028	49,939	48,960	50,091	(14)
Wood Mackenzie
Planet US Buyer LLC	First Lien Secured Debt	S+350, 0.00% Floor	2/7/2031	13,000	12,968	13,058	(9)(15)
		Total Media			$299,513	$300,442

Oil, Gas & Consumable Fuels
Brookfield Infrastructure Partners
BIP Pipeco Holdings LLC	First Lien Secured Debt	S+325, 0.00% Floor	12/6/2030	$5,000	$5,019	$5,014	(15)
		Total Oil, Gas & Consumable Fuels			$5,019	$5,014

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Personal Care Products
Heat Makes Sense
Amika OpCo LLC	First Lien Secured Debt	S+575, 0.75% Floor	7/1/2029	$34,913	$34,244	$34,913	(4)(9)(16)
	First Lien Secured Debt	S+540, 0.75% Floor	7/1/2029	7,891	7,761	7,832	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+565, 0.75% Floor	7/1/2028	1,617	(24)	(12)	(4)(5)(9)(11)(28)
Ishtar Co-Invest-B LP	Common Equity - Stock	N/A	N/A	39 Shares	22	—	(4)(9)
Oshun Co-Invest-B LP	Common Equity - Stock	N/A	N/A	11 Shares	11	—	(4)(9)
					42,014	42,733
KDC
KDC/ONE Development Corporation, Inc.	First Lien Secured Debt	S+500, 0.00% Floor	8/15/2028	29,870	29,376	29,963	(8)(14)(15)
Revlon
Revlon Intermediate Holdings IV LLC	First Lien Secured Debt - Revolver	S+461, 1.75% Floor	5/2/2026	110,000	4,592	4,378	(4)(9)(11)(14)(28)
RoC Skincare
RoC Holdco LLC	First Lien Secured Debt	S+600, 1.00% Floor	2/21/2031	25,610	25,103	25,098	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	2/21/2030	4,390	(86)	(88)	(4)(5)(9)(11)(28)
					25,017	25,010
		Total Personal Care Products			$100,999	$102,084

Pharmaceuticals
Alcresta
Alcresta Holdings, LP	Preferred Equity - Preferred Stocks	N/A	N/A	116 Shares	$116	$116	(4)(9)
	Preferred Equity - Equity Unit	N/A	N/A	1,176 Shares	1	1	(4)(9)
Alcresta Therapeutics Inc.	First Lien Secured Debt	S+575, 1.00% Floor	3/31/2030	$9,010	4,472	4,471	(4)(9)(11)(15)(28)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	3/31/2029	872	(17)	(17)	(4)(5)(9)(11)(28)
					4,572	4,571
Bausch Health
Bausch Health Companies Inc.	First Lien Secured Debt	S+535, 0.50% Floor	2/1/2027	45,375	42,990	35,633	(8)(14)
	First Lien Secured Debt - Corporate Bond	5.50%	11/1/2025	1,000	902	944	(8)
					43,892	36,577
Ceva
Financiere Mendel SASU	First Lien Secured Debt	S+425, 0.00% Floor	11/12/2030	8,750	8,666	8,780	(8)(15)
Eversana
LSCS Holdings, Inc.	First Lien Secured Debt	S+461, 0.50% Floor	12/16/2028	2,063	2,033	2,036	(14)
ExactCare
ExactCare Parent, Inc.	First Lien Secured Debt	S+650, 1.00% Floor	11/3/2029	40,574	39,513	39,864	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	11/3/2029	4,426	(114)	(77)	(4)(5)(9)(11)(28)
					39,399	39,787
		Total Pharmaceuticals			$98,562	$91,751

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Professional Services
EAB
EAB Global, Inc.	First Lien Secured Debt	S+361, 0.50% Floor	8/16/2028	$19,898	$19,714	$19,933	(14)
Ingenovis Health
Ingenovis Health, Inc.	First Lien Secured Debt	S+435, 0.50% Floor	3/6/2028	2,955	2,862	2,689	(15)
Kroll
Deerfield Dakota Holding, LLC	First Lien Secured Debt	S+375, 1.00% Floor	4/9/2027	47,635	47,333	47,460	(15)
VFS Global
Speed Midco 3 S.A R.L.	First Lien Secured Debt	E+640, 0.00% Floor	5/16/2029	€111,776	114,471	120,590	(3)(4)(8)(9)(20)
	First Lien Secured Debt	SONIA+690, 0.00% Floor	5/16/2029	£22,059	26,597	27,842	(3)(4)(8)(9)(17)
					141,068	148,432
		Total Professional Services			$210,977	$218,514

Real Estate Management & Development
3Phase Elevator
Polyphase Elevator Holding Company	First Lien Secured Debt	S+610 (includes 5.00% PIK)	6/23/2027	$3,477	$3,477	$2,921	(4)(15)
Pritchard Industries
Pritchard Industries, LLC	First Lien Secured Debt	S+575, 0.75% Floor	10/13/2027	6,370	6,369	6,258	(4)(16)
Redfin
Redfin Corporation	First Lien Secured Debt	S+575, 1.50% Floor	10/20/2028	126,683	60,328	60,332	(4)(8)(9)(11)(15)(28)
		Total Real Estate Management & Development			$70,174	$69,511

Semiconductors & Semiconductor Equipment
Wolfspeed
Wolfspeed, Inc.	First Lien Secured Debt - Corporate Bond	9.88%	6/23/2030	$120,000	$115,573	$116,340	(4)(8)(9)
		Total Semiconductors & Semiconductor Equipment			$115,573	$116,340

Software
Accela
Accela, Inc.	First Lien Secured Debt	S+600, 0.75% Floor	9/3/2030	$18,286	$17,941	$18,149	(4)(9)(14)
	First Lien Secured Debt - Revolver	S+600, 0.75% Floor	9/3/2030	1,714	(31)	(13)	(4)(5)(9)(11)(28)
					17,910	18,136
Access Group
Armstrong Bidco Limited	First Lien Secured Debt	SONIA+525, 0.00% Floor	6/28/2029	£42,000	50,180	52,083	(3)(4)(8)(17)
Alteryx
Azurite Intermediate Holdings, Inc.	First Lien Secured Debt	S+700, 1.00% Floor	3/19/2031	65,925	19,501	19,499	(4)(9)(11)(15)(28)
	First Lien Secured Debt - Revolver	S+700, 1.00% Floor	3/19/2031	7,325	(109)	(110)	(4)(5)(9)(11)(28)
					19,392	19,389

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Avalara
Avalara, Inc.	First Lien Secured Debt	S+725, 0.75% Floor	10/19/2028	136,364	133,573	137,386	(4)(15)
	First Lien Secured Debt - Revolver	S+725, 0.75% Floor	10/19/2028	13,636	(260)	—	(4)(11)(28)
					133,313	137,386
BMC Software
Boxer Parent Company Inc.	First Lien Secured Debt	S+425, 0.00% Floor	12/29/2028	11,970	11,966	12,061	(14)(15)
Certinia
Certinia Inc	First Lien Secured Debt	S+725, 1.00% Floor	8/3/2029	30,294	29,456	29,385	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+725, 1.00% Floor	8/3/2029	4,039	(108)	(121)	(4)(5)(9)(11)(28)
					29,348	29,264
Citrix
Cloud Software Group, Inc.	First Lien Secured Debt	S+461, 0.50% Floor	9/29/2028	25,927	23,231	25,857	(15)
	First Lien Secured Debt	S+461, 0.50% Floor	3/30/2029	18,954	18,747	18,890	(15)
	First Lien Secured Debt	S+461, 0.50% Floor	3/21/2031	10,000	9,925	9,947	(15)
					51,903	54,694
Consilio
Skopima Consilio Parent LLC	First Lien Secured Debt	S+461, 0.50% Floor	5/12/2028	24,938	24,487	24,886	(14)
	First Lien Secured Debt	S+411, 0.50% Floor	5/12/2028	10,570	10,555	10,542	(14)
					35,042	35,428
Coupa Software
Coupa Software Incorporated	First Lien Secured Debt	S+750, 0.75% Floor	2/27/2030	60,220	53,996	55,284	(4)(9)(11)(15)(28)
	First Lien Secured Debt - Revolver	S+750, 0.75% Floor	2/27/2029	3,780	(78)	(38)	(4)(5)(9)(11)(28)
					53,918	55,246
DigiCert
Dcert Buyer, Inc.	First Lien Secured Debt	S+400, 0.00% Floor	10/16/2026	49,846	49,675	49,675	(14)
Duck Creek Technologies
Disco Parent, LLC	First Lien Secured Debt	S+750, 1.00% Floor	3/30/2029	21,392	20,923	21,392	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+750, 1.00% Floor	3/30/2029	2,139	(45)	—	(4)(9)(11)(28)
					20,878	21,392
Flexera
Flexera Software LLC	First Lien Secured Debt	S+386, 0.75% Floor	3/3/2028	29,101	29,090	29,200	(14)
G2CI
Evergreen IX Borrower 2023, LLC	First Lien Secured Debt	S+600, 0.75% Floor	9/30/2030	91,044	88,881	89,906	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+600, 0.75% Floor	10/1/2029	10,071	(231)	(126)	(4)(5)(9)(11)(28)
					88,650	89,780
GTreasury
G Treasury SS LLC	First Lien Secured Debt	S+600, 1.00% Floor	6/29/2029	17,857	8,335	8,215	(4)(9)(11)(15)(28)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	6/29/2029	2,143	(38)	(43)	(4)(5)(9)(11)(28)
					8,297	8,172

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Infoblox
Delta Topco, Inc.	First Lien Secured Debt	S+375, 0.75% Floor	12/1/2027	13,288	13,292	13,319	(16)
Instem
Ichor Management Limited	First Lien Secured Debt	S+550, 1.00% Floor	12/8/2029	9,255	9,033	9,024	(4)(8)(9)(15)
	First Lien Secured Debt	S+550, 1.00% Floor	12/7/2029	£3,077	(46)	(97)	(3)(4)(5)(8)(9)(11)(28)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	12/7/2029	£1,477	1,543	1,549	(3)(4)(8)(9)(11)(15)(28)
					10,530	10,476
Medallia
Medallia, Inc.	First Lien Secured Debt	S+660 (includes 4.00% PIK)	10/29/2028	38,417	37,777	38,129	(4)(9)(15)
Mitchell
Mitchell International, Inc.	First Lien Secured Debt	S+401, 0.50% Floor	10/15/2028	29,925	29,437	29,971	(14)
New Relic
Crewline Buyer, Inc.	First Lien Secured Debt	S+675, 1.00% Floor	11/8/2030	41,900	40,891	41,376	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	11/8/2030	4,365	(103)	(55)	(4)(5)(9)(11)(28)
					40,788	41,321
Ping Identity
Ping Identity Holding Corp.	First Lien Secured Debt	S+700, 0.75% Floor	10/17/2029	22,727	22,243	22,557	(4)(14)
	First Lien Secured Debt - Revolver	S+700, 0.75% Floor	10/17/2028	2,273	(43)	(17)	(4)(5)(11)(28)
					22,200	22,540
Relativity
Relativity ODA LLC	First Lien Secured Debt	S+660, 1.00% Floor	5/12/2027	29,262	28,503	28,823	(4)(14)
	First Lien Secured Debt - Revolver	S+660, 1.00% Floor	5/12/2027	2,500	(42)	(37)	(4)(5)(11)(28)
					28,461	28,786
Solera
Polaris Newco, LLC	First Lien Secured Debt	S+426, 0.50% Floor	6/2/2028	54,278	54,031	53,816	(15)
Stamps.com
Auctane, Inc.	First Lien Secured Debt	S+585, 0.75% Floor	10/5/2028	31,850	31,405	31,850	(4)(9)(15)
UKG
UKG Inc.	First Lien Secured Debt	S+350, 0.00% Floor	2/10/2031	5,000	5,019	5,032	(15)
Verscend
Cotiviti, Inc.	First Lien Secured Debt	S+325, 0.00% Floor	2/21/2031	30,000	29,850	29,963	(14)
Waystar
Navicure, Inc.	First Lien Secured Debt	S+400, 0.00% Floor	10/22/2029	22,500	22,472	22,584	(14)(15)
Zendesk
Zendesk, Inc.	First Lien Secured Debt	S+625, 0.75% Floor	11/22/2028	181,274	143,156	145,759	(4)(9)(11)(15)(28)
	First Lien Secured Debt - Revolver	S+625, 0.75% Floor	11/22/2028	14,624	(227)	—	(4)(9)(11)(28)
					142,929	145,759
		Total Software			$1,067,753	$1,085,452

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)		Cost (29)	Fair Value (1)(30)
Special Purpose Entity
48forty Solutions
Alpine Acquisition Corp II	First Lien Secured Debt	S+610, 1.00% Floor	11/30/2026		$7,369	$7,369	$7,129	(4)(14)
		Total Special Purpose Entity				$7,369	$7,129

Specialty Retail
Carvana
Carvana Co.	First Lien Secured Debt - Corporate Bond	13.00% PIK	6/1/2030		$10,629	$10,807	$10,268	(8)
	First Lien Secured Debt - Corporate Bond	14.00% PIK	6/1/2031		9,707	9,755	9,602	(8)
						20,562	19,870
EG Group
EG Global Finance PLC	First Lien Secured Debt - Corporate Bond	S+750 (includes 6.43% PIK)	11/30/2028		114,329	110,046	114,043	(4)(8)(13)
Golden Hippo
Altern Marketing, LLC	First Lien Secured Debt	S+600, 2.00% Floor	6/13/2028		61,653	60,576	61,807	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+600, 2.00% Floor	6/13/2028		9,422	(160)	—	(4)(9)(11)(28)
						60,416	61,807
PetSmart
PetSmart LLC	First Lien Secured Debt	S+385, 0.75% Floor	2/11/2028		9,750	9,754	9,740	(14)
Tailored Brands
The Men's Wearhouse, LLC	First Lien Secured Debt	S+650, 0.00% Floor	2/26/2029		129,000	125,180	128,355	(8)(15)
Village Pet Care
Village Pet Care, LLC	First Lien Secured Debt	S+650, 1.00% Floor	9/22/2029		4,545	1,399	1,364	(4)(9)(11)(14)(28)
	First Lien Secured Debt - Revolver	P+650, 1.00% Floor	9/22/2029		455	173	173	(4)(9)(11)(24)(28)
						1,572	1,537
		Total Specialty Retail				$327,530	$335,352

Technology Hardware, Storage & Peripherals
Forterro
Yellow Castle AB	First Lien Secured Debt	E+475, 0.00% Floor	7/9/2029		€9,802	$9,767	$10,469	(3)(4)(8)(20)
	First Lien Secured Debt	SONIA+475, 0.00% Floor	7/9/2029		€8,445	4,758	5,166	(3)(4)(8)(11)(17)(28)
	First Lien Secured Debt	SARON+475, 0.00% Floor	7/9/2029	₣	3,296	3,318	3,618	(3)(4)(8)(22)
	First Lien Secured Debt	STIBOR+475, 0.00% Floor	7/9/2029	kr	34,792	3,236	3,217	(3)(4)(8)(23)
		Total Technology Hardware, Storage & Peripherals				$21,079	$22,470

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Textiles, Apparel & Luxury Goods
Authentic Brands
ABG Intermediate Holdings 2 LLC	First Lien Secured Debt	S+360, 0.50% Floor	12/21/2028	$18,334	$18,126	$18,426	(14)(15)
Claire's
Claire's Stores, Inc.	First Lien Secured Debt	S+660, 0.00% Floor	12/18/2026	11,864	11,739	11,306	(14)
Gruppo Florence
Made in Italy 2 S.P.A.	First Lien Secured Debt - Corporate Bond	E+675, 0.00% Floor	10/17/2030	€69,000	71,076	73,137	(3)(4)(8)(9)(20)
Iconix Brand Group
IBG Borrower LLC	First Lien Secured Debt	S+615, 1.00% Floor	8/22/2029	77,763	76,556	76,985	(4)(9)(15)
		Total Textiles, Apparel & Luxury Goods			$177,497	$179,854

Trading Companies & Distributors
Foundation Building Materials
Foundation Building Materials, Inc.	First Lien Secured Debt	S+400, 0.00% Floor	1/29/2031	$25,000	$24,796	$25,136	(14)(15)
		Total Trading Companies & Distributors			$24,796	$25,136

Transportation Infrastructure
Alliance Ground International
AGI-CFI Holdings, Inc.	First Lien Secured Debt	S+590, 0.75% Floor	6/11/2027	$17,174	$17,035	$17,130	(4)(16)
		Total Transportation Infrastructure			$17,035	$17,130

			Total Investments		$8,420,468	$8,474,656	(2)(6)(27)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Derivative Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Footnote Reference
Interest rate swap (a)	6.90%	S+270	4/13/2029	$325,000	Note 5
Interest rate swap (a)	4.02%	3-month SOFR	12/21/2025	$62,000	Note 5
Interest rate swap (a)	3.97%	3-month SOFR	1/19/2026	$38,000	Note 5
Interest rate swap (a)	3.67%	3-month SOFR	12/21/2027	$82,000	Note 5
Interest rate swap (a)	3.65%	3-month SOFR	1/19/2028	€18,000	Note 5
Interest rate swap (b)	7.02%	ESTR+372	9/28/2026	$90,000	Note 5
Interest rate swap (a)	6.90%	S+271	4/13/2029	$325,000	Note 5
Interest rate swap (a)	8.54%	S+418	9/28/2026	$226,000	Note 5
Interest rate swap (a)	8.62%	S+456	9/28/2028	$325,000	Note 5

(a) Bears interest at a rate determined by three-month SOFR. The interest rate locked two business days prior to settlement of the interest rate swaps. The three-month SOFR is 5.30% on March 31, 2024.

(b) Bears interest at a rate determined by 1 day Euro Short Term Rate. The interest rate locked two business days prior to settlement of the interest rate swaps. The 1 day Euro Short Term Rate is 3.90% on March 31, 2024.

Derivative Instrument	Settlement Date	Notional amount to be purchased	Notional amount to be sold		Footnote Reference
Foreign currency forward contract	6/20/2024	$6,733	A$	10,143	Note 5
Foreign currency forward contract	6/20/2024	5,020	₣	4,363	Note 5
Foreign currency forward contract	6/20/2024	587,852		€538,394	Note 5
Foreign currency forward contract	6/20/2024	458,636		£358,848	Note 5
Foreign currency forward contract	6/20/2024	3,416	kr	34,826	Note 5

(1)
Fair value is determined in good faith by or under the direction of the Board of Trustees of the Company (See Note 2 to the consolidated financial statements).
(2)
Aggregate gross unrealized gain and loss for federal income tax purposes is $91,261 and $58,754, respectively. Net unrealized loss is $32,507 based on a tax cost of $8,442,150.
(3)
Par amount is denominated in USD unless otherwise noted, British Pound (“£”), Australian Dollar (“A$”), European Euro ("€"), Swedish Krona ("kr") and Swiss Franc ("₣").
(4)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board of Trustees (the “Board”) (see Note 2 and Note 4 to the consolidated financial statements), pursuant to the Company’s valuation policy.
(5)
The negative fair value is the result of the commitment being valued below par.
(6)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted.
(7)
This security is included in Cash and Cash Equivalents on the Consolidated Statements of Assets and Liabilities.
(8)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of March 31, 2024, non-qualifying assets represented approximately 27.74% of the total assets of the Company.
(9)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so (see Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC).
(10)
These debt investments are not pledged as collateral under any of the Company's credit facilities (see Note 6 to the consolidated financial statements). For other debt investments that are pledged to the Company's credit facilities, a single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.
(11)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.
(12)
Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (which can include but is not limited to LIBOR, the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period, and may be subject to interest floors.
(13)
The interest rate on these loans is subject to SOFR, which as of March 31, 2024 was 5.34%
(14)
The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2024 was 5.33%
(15)
The interest rate on these loans is subject to 3 months SOFR, which as of March 31, 2024 was 5.30%
(16)
The interest rate on these loans is subject to 6 months SOFR, which as of March 31, 2024 was 5.22%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

(17)
The interest rate on these loans is subject to SONIA, which as of March 31, 2024 was 5.19%
(18)
The interest rate on these loans is subject to 3 months BBSW, which as of March 31, 2024 was 4.34%
(19)
The interest rate on these loans is subject to 1 month EURIBOR, which as of March 31, 2024 was 3.86%
(20)
The interest rate on these loans is subject to 3 months EURIBOR, which as of March 31, 2024 was 3.89%
(21)
The interest rate on these loans is subject to 6 months EURIBOR, which as of March 31, 2024 was 3.85%
(22)
The interest rate on these loans is subject to Swiss Average Rate Overnight (SARON), which as of March 31, 2024 was 1.46%
(23)
The interest rate on these loans is subject to 6 months Stockholm Interbank Offered Rate (STIBOR), which as of March 31, 2024 was 3.98%
(24)
The interest rate on these loans is subject to Prime, which as of March 31, 2024 was 8.50%
(25)
Loan was on non-accrual status as of March 31, 2024.
(26)
Treace Medical Concepts, Inc. is subject to an interest rate cap. The investment is capped at the lesser of stated interest rate and 3.00% plus the applicable margin.
(27)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of March 31, 2024, all of the company's investments were non-controlled, non-affiliated.

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

(28)
As of March 31, 2024, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
1475 Holdings, LLC	$1,071	$—	$1,071	$—	$—	$1,071
Accela, Inc.	1,714	—	1,714	—	—	1,714
Accelerate360 Holdings, LLC	26,908	(17,938)	8,969	—	—	8,969
Accession Risk Management Group, Inc.	4,810	—	4,810	—	—	4,810
Acentra Holdings, LLC (fka CNSI Holdings, LLC)	11,450	(773)	10,677	—	—	10,677
ACP Avenu Buyer, LLC	2,654	—	2,654	—	—	2,654
Advarra Holdings, Inc.	16,576	—	16,576	—	—	16,576
Alcresta Therapeutics Inc.	5,232	—	5,232	—	—	5,232
Alera Group, Inc.	37,633	—	37,633	—	—	37,633
Allied Benefit Systems Intermediate LLC	14,381	—	14,381	—	—	14,381
Altern Marketing, LLC	9,422	—	9,422	—	—	9,422
Amika OpCo LLC (f/k/a Heat Makes Sense Shared Services, LLC)	1,617	—	1,617	—	—	1,617
Anaplan, Inc.	9,073	—	9,073	—	—	9,073
Athena Bidco S.A.S.*	9,073	—	9,073	—	—	9,073
Avalara, Inc.	13,636	—	13,636	—	—	13,636
Azurite Intermediate Holdings, Inc.	53,106	—	53,106	—	—	53,106
Camin Cargo Control Holdings, Inc.	9,462	(946)	8,515	—	—	8,515
Certinia Inc (FinancialForce.com)	4,039	—	4,039	—	—	4,039
Channelside AcquisitionCo, Inc. (fka Gruden Acquisition, Inc.)	7,465	(810)	6,655	—	—	6,655
CI (Quercus) Intermediate Holdings, LLC	2,273	—	2,273	—	—	2,273
CircusTrix Holdings LLC	2,419	—	2,419	—	—	2,419
Coretrust Purchasing Group LLC (HPG Enterprises LLC)	9,474	—	9,474	—	—	9,474
Coupa Software Incorporated	8,716	—	8,716	—	—	8,716
CPI Buyer, LLC	3,346	—	3,346	—	—	3,346
Crewline Buyer, Inc.	4,365	—	4,365	—	—	4,365
Cube Industrials Buyer, Inc./Cube A&D Buyer Inc.	10,733	—	10,733	—	—	10,733
Disco Parent, LLC	2,139	—	2,139	—	—	2,139
Eagle Purchaser, Inc.	6,632	(2,404)	4,228	—	2,684	1,543
ERC Topco Holdings, LLC	3,195	(2,412)	783	—	—	783
Esdec Solar Group B.V. (Enstall Group B.V.)*	17,531	—	17,531	—	—	17,531

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Evergreen IX Borrower 2023, LLC	10,071	—	10,071	—	—	10,071
ExactCare Parent, Inc.	4,426	—	4,426	—	—	4,426
Excelligence Learning Corporation	13,562	(4,113)	9,449	—	—	9,449
Fortis Fire & Safety Inc.	4,017	(268)	3,749	—	—	3,749
G Treasury SS LLC	11,429	—	11,429	—	—	11,429
G&A Partners Holding Company II, LLC	8,803	—	8,803	—	—	8,803
Gateway US Holdings, Inc.	2,629	()	2,629	—	—	2,629
Green Grass Foods, Inc.	1,250	—	1,250	—	—	1,250
HEF Safety Ultimate Holdings, LLC	4,355	(387)	3,968	—	—	3,968
Heritage Environmental Services, Inc.	12,158	—	12,158	—	—	12,158
Higginbotham Insurance Agency, Inc.	23,000	—	23,000	—	—	23,000
Ichor Management Limited*	5,748	(1,596)	4,152	—	—	4,152
Investment Company 24 Bidco Limited*	6,473	—	6,473	—	—	6,473
IQN Holding Corp.	11,867	—	11,867	—	—	11,867
Ironhorse Purchaser, LLC	1,932	(242)	1,691	—	—	1,691
IW Buyer LLC	3,146	—	3,146	—	—	3,146
Jazz AH Holdco, LLC	2,680	(380)	2,300	—	1,880	420
K Hovnanian Enterprises Inc	70,000	—	70,000	—	—	70,000
LendingTree, Inc.	26,571	—	26,571	—	—	26,571
M&M OPCO, LLC	476	—	476	—	—	476
MGP Holdings III Corp.	9,243	—	9,243	—	—	9,243
Mobile Communications America, Inc.	4,076	—	4,076	—	—	4,076
Mount Olympus Bidco Limited	1,447	—	1,447	—	—	1,447
North Haven RI Buyer, LLC	5,500	—	5,500	—	—	5,500
OMH-Healthedge Holdings, Inc.	11,729	—	11,729	—	—	11,729
One Silver Serve, LLC	12,494	—	12,494	—	—	12,494
Paisley Bidco Limited*	14,142	—	14,142	—	14,142	—
PARS Group LLC	952	—	952	—	—	952
Patriot Foods Buyer, Inc.	3,416	—	3,416	—	—	3,416
Patriot Growth Insurance Services, LLC	7,351	—	7,351	—	—	7,351

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Pave America Interco, LLC (f/k/a Pavement Partners Interco, LLC)	2,605	—	2,605	—	—	2,605
Ping Identity Holding Corp.	2,273	—	2,273	—	—	2,273
Pinnacle Purchaser, LLC	469	(109)	359	—	—	359
Poly-Wood, LLC	46,091	—	46,091	—	—	46,091
PPL Acquisition LLC	1,000	—	1,000	—	1,000	—
Protein For Pets Opco, LLC	4,717	—	4,717	—	—	4,717
R.F. Fager Company, LLC	1,875	—	1,875	—	—	1,875
Redfin Corporation	63,500	—	63,500	—	—	63,500
Relativity ODA LLC	2,500	—	2,500	—	—	2,500
Reliable Doors, LLC	1,562	(114)	1,448	—	—	1,448
Revlon Intermediate Holdings IV LLC	110,000	(5,754)	104,246	—	—	104,246
Roaring Fork III-B, LLC	21,871	—	21,871	—	—	21,871
RoC Holdco LLC	4,390	—	4,390	—	—	4,390
Rochester Midland Corporation	10,995	—	10,995	—	—	10,995
Ruler Bidco S.A R.L.*	6,646	—	6,646	—	—	6,646
Smith Topco, Inc.	1,692	—	1,692	—	—	1,692
TerSera Therapeutics LLC	1,140	—	1,140	—	—	1,140
Treace Medical Concepts, Inc.	11,708	(202)	11,507	—	5,833	5,673
Trench Plate Rental Co.	4,545	(2,205)	2,341	—	—	2,341
Truck-Lite Co., LLC	32,000	(533)	31,467	—	—	31,467
Truist Financial Corporation	23,500	—	23,500	—	—	23,500
TS Investors, LLC	2,216		2,216	—	—	2,216
TZ Buyer LLC	50,331	(303)	50,028	—	—	50,028
Ultimate Baked Goods Midco LLC	1,016	—	1,016	—	—	1,016
US Fertility Enterprises, LLC	130	(32)	98	—	—	98
Vensure Employer Services, Inc.	28,462	—	28,462	—	—	28,462
Village Pet Care, LLC	3,545	(182)	3,364	—	—	3,364
Volunteer AcquisitionCo, LLC	1,136	—	1,136	—	—	1,136
Yellow Castle AB*	3,854	—	3,854	—	—	3,854
Zendesk, Inc.	50,138	—	50,138	—	—	50,138
Zeus Company LLC	17,592	—	17,592	—	—	17,592
Total	$1,118,588	$(41,702)	$1,076,886	$—	$25,540	$1,051,346

* These investments are in a foreign currency and the total commitment has been converted to USD using the March 31, 2024 exchange rate.

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

(29)
The following shows the composition of the Company’s portfolio at cost by investment type and industry as of March 31, 2024:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total
Aerospace & Defense	$14,811	$—	$—	$—	$—	$14,811
Air Freight & Logistics	80,879	—	—	—	—	80,879
Asset Backed Securities	27,523	—	—	—	—	27,523
Automobile Components	224,639	—	—	—	—	224,639
Banks	40,256	—	—	—	—	40,256
Biotechnology	57,371	—	—	—	—	57,371
Building Products	107,033	—	—	—	—	107,033
Capital Markets	137,175	—	—	—	—	137,175
Chemicals	122,931	—	—	—	100	123,031
Commercial Services & Supplies	822,586	—	—	—	140	822,726
Communications Equipment	14,353	39,402	—	—	—	53,755
Construction & Engineering	89,182	—	—	—	50	89,232
Construction Materials	4,655	—	—	—	—	4,655
Consumer Finance	95,420	—	—	—	—	95,420
Consumer Staples Distribution & Retail	212,018	—	—	—	—	212,018
Containers & Packaging	40,752	—	—	—	—	40,752
Distributors	93,594	—	—	—	—	93,594
Diversified Consumer Services	321,691	—	—	—	—	321,691
Electric Utilities	28,888	—	—	—	—	28,888
Electrical Equipment	97,071	—	—	—	—	97,071
Energy Equipment & Services	31,573	—	—	—	—	31,573
Entertainment	88,092	—	—	—	—	88,092
Financial Services	393,163	—	—	—	—	393,163
Food Products	3,644	—	—	—	125	3,769
Ground Transportation	38,567	—	—	—	—	38,567
Health Care Equipment & Supplies	128,592	—	—	—	—	128,592
Health Care Providers & Services	865,199	—	—	100	—	865,299

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total
Health Care Technology	69,222	—	—	—	—	69,222
Hotels, Restaurants & Leisure	213,121	—	194	—	—	213,315
Household Durables	129,438	—	—	—	50	129,488
Household Products	7,581	—	—	—	—	7,581
Independent Power & Renewable Electricity Producers	53,305	—	—	—	—	53,305
Insurance	393,783	—	—	—	—	393,783
IT Services	222,544	—	—	—	—	222,544
Leisure Products	223,921	—	—	—	—	223,921
Life Sciences Tools & Services	9,029	—	—	—	—	9,029
Machinery	312,584	—	—	—	—	312,584
Marine Transportation	20,245	—	—	—	—	20,245
Media	299,513	—	—	—	—	299,513
Oil, Gas & Consumable Fuels	5,019	—	—	—	—	5,019
Personal Care Products	100,966	—	—	—	33	100,999
Pharmaceuticals	98,445	—	—	117	—	98,562
Professional Services	210,977	—	—	—	—	210,977
Real Estate Management & Development	70,174	—	—	—	—	70,174
Semiconductors & Semiconductor Equipment	115,573	—	—	—	—	115,573
Software	1,067,753	—	—	—	—	1,067,753
Special Purpose Entity	7,369	—	—	—	—	7,369
Specialty Retail	327,530	—	—	—	—	327,530
Technology Hardware, Storage & Peripherals	21,079	—	—	—	—	21,079
Textiles, Apparel & Luxury Goods	177,497	—	—	—	—	177,497
Trading Companies & Distributors	24,796	—	—	—	—	24,796
Transportation Infrastructure	17,035	—	—	—	—	17,035
Total	$8,380,157	$39,402	$194	$217	$498	$8,420,468

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

(30)
The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of March 31, 2024:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total	% of Net Assets
Aerospace & Defense	$14,870	$—	$—	$—	$—	$14,870	0.3%
Air Freight & Logistics	93,078	—	—	—	—	93,078	1.7%
Asset Backed Securities	27,617	—	—	—	—	27,617	0.5%
Automobile Components	225,235	—	—	—	—	225,235	4.2%
Banks	40,289	—	—	—	—	40,289	0.8%
Biotechnology	58,638	—	—	—	—	58,638	1.1%
Building Products	107,858	—	—	—	—	107,858	2.0%
Capital Markets	136,986	—	—	—	—	136,986	2.6%
Chemicals	114,579	—	—	—	100	114,679	2.2%
Commercial Services & Supplies	820,379	—	—	—	165	820,544	15.3%
Communications Equipment	14,258	26,900	—	—	—	41,158	0.8%
Construction & Engineering	88,752	—	—	—	44	88,796	1.7%
Construction Materials	4,641	—	—	—	—	4,641	0.1%
Consumer Finance	96,377	—	—	—	—	96,377	1.8%
Consumer Staples Distribution & Retail	220,938	—	—	—	—	220,938	4.1%
Containers & Packaging	40,896	—	—	—	—	40,896	0.8%
Distributors	94,525	—	—	—	—	94,525	1.8%
Diversified Consumer Services	324,185	—	—	—	—	324,185	6.1%
Electric Utilities	28,664	—	—	—	—	28,664	0.5%
Electrical Equipment	96,810	—	—	—	—	96,810	1.8%
Energy Equipment & Services	31,486	—	—	—	—	31,486	0.6%
Entertainment	89,912	—	—	—	—	89,912	1.7%
Financial Services	399,833	—	—	—	—	399,833	7.5%
Food Products	3,641	—	—	—	125	3,766	0.1%
Ground Transportation	38,616	—	—	—	—	38,616	0.7%
Health Care Equipment & Supplies	129,191	—	—	—	—	129,191	2.4%
Health Care Providers & Services	863,166	—	—	10	—	863,176	16.2%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total	% of Net Assets
Health Care Technology	70,125	—	—	—	—	70,125	1.3%
Hotels, Restaurants & Leisure	215,399	—	202	—	—	215,601	4.0%
Household Durables	129,787	—	—	—	56	129,843	2.4%
Household Products	7,426	—	—	—	—	7,426	0.1%
Independent Power & Renewable Electricity Producers	50,759	—	—	—	—	50,759	1.0%
Insurance	394,939	—	—	—	—	394,939	7.4%
IT Services	227,765	—	—	—	—	227,765	4.3%
Leisure Products	225,776	—	—	—	—	225,776	4.2%
Life Sciences Tools & Services	9,051	—	—	—	—	9,051	0.2%
Machinery	314,272	—	—	—	—	314,272	5.9%
Marine Transportation	20,157	—	—	—	—	20,157	0.4%
Media	300,442	—	—	—	—	300,442	5.6%
Oil, Gas & Consumable Fuels	5,014	—	—	—	—	5,014	0.1%
Personal Care Products	102,084	—	—	—	—	102,084	1.9%
Pharmaceuticals	91,634	—	—	117	—	91,751	1.7%
Professional Services	218,514	—	—	—	—	218,514	4.1%
Real Estate Management & Development	69,511	—	—	—	—	69,511	1.3%
Semiconductors & Semiconductor Equipment	116,340	—	—	—	—	116,340	2.2%
Software	1,085,451	—	—	—	—	1,085,451	20.4%
Special Purpose Entity	7,129	—	—	—	—	7,129	0.1%
Specialty Retail	335,352	—	—	—	—	335,352	6.3%
Technology Hardware, Storage & Peripherals	22,470	—	—	—	—	22,470	0.4%
Textiles, Apparel & Luxury Goods	179,854	—	—	—	—	179,854	3.4%
Trading Companies & Distributors	25,136	—	—	—	—	25,136	0.5%
Transportation Infrastructure	17,130	—	—	—	—	17,130	0.3%
Total	$8,446,937	$26,900	$202	$127	$490	$8,474,656	158.9%
% of Net Assets	158.4%	0.5%	0.0%	0.0%	0.0%	158.9%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of March 31, 2024
Software	12.7%
Health Care Providers & Services	10.2%
Commercial Services & Supplies	9.7%
Financial Services	4.7%
Insurance	4.7%
Specialty Retail	4.0%
Diversified Consumer Services	3.8%
Machinery	3.7%
Media	3.5%
IT Services	2.7%
Leisure Products	2.7%
Automobile Components	2.7%
Consumer Staples Distribution & Retail	2.6%
Professional Services	2.6%
Hotels, Restaurants & Leisure	2.5%
Textiles, Apparel & Luxury Goods	2.1%
Capital Markets	1.6%
Household Durables	1.5%
Health Care Equipment & Supplies	1.5%
Semiconductors & Semiconductor Equipment	1.4%
Chemicals	1.4%
Building Products	1.3%
Personal Care Products	1.2%
Electrical Equipment	1.1%
Consumer Finance	1.1%
Distributors	1.1%
Air Freight & Logistics	1.1%
Pharmaceuticals	1.1%
Entertainment	1.1%
Construction & Engineering	1.0%
Health Care Technology	0.8%
Real Estate Management & Development	0.8%
Biotechnology	0.7%
Independent Power & Renewable Electricity Producers	0.6%
Communications Equipment	0.5%
Containers & Packaging	0.5%
Banks	0.5%
Ground Transportation	0.5%
Energy Equipment & Services	0.4%
Electric Utilities	0.3%
Asset Backed Securities	0.3%
Trading Companies & Distributors	0.3%
Technology Hardware, Storage & Peripherals	0.3%
Marine Transportation	0.2%
Transportation Infrastructure	0.2%
Aerospace & Defense	0.2%
Life Sciences Tools & Services	0.1%
Household Products	0.1%
Special Purpose Entity	0.1%
Oil, Gas & Consumable Fuels	0.1%
Construction Materials	0.1%
Food Products	0.0%
100.0%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(In thousands, except share data)

Geographic Region	March 31, 2024
United States	80.1%
United Kingdom	9.1%
Europe	8.2%
Australia	1.4%
Canada	1.2%

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

(In thousands, except share data)

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
(4)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board of Trustees (the “Board”) (see Note 2 and Note 4 to the consolidated financial statements), pursuant to the Company’s valuation policy.
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
(9)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so. (See Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC.)
(10)
These debt investments are not pledged as collateral under any of the Company's credit facilities (see Note 6 to the consolidated financial statements). For other debt investments that are pledged to the Company's credit facilities, a single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.
(11)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.
(12)
Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (which can include but is not limited to LIBOR, the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period, and may be subject to interest floors.
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

(In thousands, except share data)

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

APOLLO DEBT SOLUTIONS BDC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1. Organization

Apollo Debt Solutions BDC (the “Company,” “ADS,” “we,” “us,” or “our”), a Delaware statutory trust formed on December 4, 2020, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). The Company has elected to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”), as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Apollo Credit Management, LLC (the “Adviser”) is our investment adviser and is an affiliate of Apollo Global Management, Inc. and its consolidated subsidiaries (“AGM”, or “Apollo” ). The Adviser, subject to the overall supervision of our Board of Trustees, manages the day-to-day operations of the Company and provides investment advisory services to the Company.

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

These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

As of March 31, 2024, the Company's consolidated subsidiaries were Cardinal Funding LLC, Mallard Funding LLC, Grouse Funding LLC, Merlin Funding LLC, ADS Albatross SPV LLC, ADS Flood SPV LLC, ADS Germantown SPV LLC, ADS Lemon SPV LLC, ADS Antheia SPV LLC, ADS Newark SPV LLC, ADS Opera SPV LLC, ADS Titan SPV LLC, ADS North SPV LLC and ADS Holdings (Lux) S.à.r.l.

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

Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of March 31, 2024 was $189,008. Cash and cash equivalents held as of December 31, 2023 was $258,594.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the three months ended March 31, 2024, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Interest Rate Swaps

The Company uses interest rate swaps to hedge some or all of the Company's fixed rate debt. The Company has designated each interest rate swap held as the hedging instrument in an effective hedge accounting relationship, and therefore the periodic payments and receipts are recognized as components of interest expense in the Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a derivative asset or derivative liability on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt. Any amounts paid to the counterparty to cover collateral obligations under the terms of the interest rate swap agreement are included in other assets or other liabilities and expenses on the Company's Consolidated Statements of Assets and Liabilities. Please see Note 5 to the Company's Consolidated Financial Statements for additional detail.

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

As of March 31, 2024, 0.1% of total investments at amortized cost, or 0.0% of total investments at fair value, were on non-accrual status. As of December 31, 2023, 0.1% of total investments at amortized cost, or 0.1% of total investments at fair value, were on non-accrual status.

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

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through March 31, 2024 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file Form 1099s for the tax year ending December 31, 2024. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of March 31, 2024, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

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

The Advisory Agreement is effective for an initial two-year term and thereafter will continue for successive annual periods provided that such continuance is specifically approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations. On July 20, 2023, the Advisory Agreement was renewed and continued for an additional one-year period ending on July 22, 2024.

On March 14, 2024, the Company and the Adviser entered into an amended and restated investment advisory agreement (the “Second Amended and Restated Advisory Agreement”), which amended and restated the Advisory Agreement. The Second Amended and Restated Advisory Agreement alters the Advisory Agreement by removing certain “sunset” provisions that previously stated that certain requirements of the NASAA Omnibus Guidelines would no longer apply if the Company's shares become covered securities within the meaning of Section 18 of the Securities Act of 1933, as amended, clarified that the Adviser would be responsible for any fees incurred if the Adviser terminates the Second Amended and Restated Advisory Agreement and amended certain provisions to clarify compliance with NASAA Omnibus Guidelines. No other changes were made to the Advisory Agreement.

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

B. Incentive Fee based on Cumulative Net Realized Gains

The second component of the Incentive Fee, the Capital Gains Incentive Fee, is payable at the end of each calendar year in arrears. The amount payable equals 12.5% of cumulative realized capital gains from inception through the end of such calendar, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with GAAP. Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain.

For the three months ended March 31, 2024 and 2023, the Company recognized $15,337 and $7,115, respectively, of management fees.

For the three months ended March 31, 2024 and 2023, the Company recognized $18,815 and $8,562, respectively, of incentive fees based on income and $1,060 and $0, respectively, of incentive fees based on cumulative net realized gains.

As of March 31, 2024 and March 31, 2023, management and performance-based incentive fees payable were $25,615 and $11,167.

Fees From Affiliates

From time-to-time various affiliates of Adviser are involved in transactions whereby certain fees, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution” services) are earned and rebated back to the funds. For the three months ended March 31, 2024 the Company received $3,002 in fee rebates from affiliates related to Capital Solution services. For the three months ended March 31, 2023 the Company did not receive any fee rebates from affiliates related to Capital Solution services.

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

For the three months ended March 31, 2024, the Company accrued distribution and shareholder servicing fees of $2,201 attributable to Class S shares, and $1 attributable to Class D shares.

For the three months ended March 31, 2023, the Company accrued distribution and shareholder servicing fees of $588 attributable to Class S shares, and $2 attributable to Class D shares.

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

For the three months ended March 31, 2024 and 2023, the Company did not accrue Expense Support amounts.

For the three months ended March 31, 2024, the Company did not make any Reimbursement Payments to the Adviser. For the three months ended March 31, 2023, $1,461 of Reimbursement Payments were paid to the Advisor.

Co-Investment Activity

An affiliate of the Adviser has received an exemptive order from the SEC on December 29, 2021, which was amended on January 10, 2023 (the “Order”), that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Certain types of negotiated co-investments may be made only in accordance with the Order from the SEC permitting us to do so. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent trustees must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our shareholders and is consistent with our Board of Trustees’ approved criteria. In certain situations where co-investment with one or more funds managed by the Adviser or its affiliates is not covered by the Order, the personnel of the Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on allocation policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Order is subject to certain terms and conditions so there can be no assurance that we will be permitted to co-invest with certain of our affiliates other than in the circumstances currently permitted by regulatory guidance and the Order.

As of March 31, 2024, the Company’s co-investment holdings were 59.1% of the portfolio or $5,011,531, measured at fair value. On a cost basis, 58.7% of the portfolio or $4,944,741 were co-investments. As of December 31, 2023, the Company’s co-investment holdings were 64.0% of the portfolio or $4,301,325, measured at fair value. On a cost basis, 63.5% of the portfolio or $4,241,749 were co-investments.

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

Note 4. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investments as of March 31, 2024, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$8,380,157	$8,446,937	$—	$2,253,715	$6,193,222
Second Lien Secured Debt	39,402	26,900	—	—	26,900
Unsecured Debt	194	202	—	202	—
Common Equity/Interests	498	489	—	—	489
Preferred Equity	217	128	—	—	128
Total Investments before Cash Equivalents	$8,420,468	$8,474,656	$—	$2,253,917	$6,220,739
Total Cash Equivalents	$—	$—	$—	$—	$—
Total Investments after Cash Equivalents	$8,420,468	$8,474,656	$—	$2,253,917	$6,220,739
Interest rate swaps	$—	$672	$—	$672	$—
Foreign currency forward transactions	—	10,912	—	10,912	—
Total Assets and Liabilities at Fair Value	$8,420,468	$8,486,240	$—	$2,265,501	$6,220,739

The following table shows the composition of our investments as of December 31, 2023, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$6,633,492	$6,680,870	$—	$1,324,780	$5,356,090
Second Lien Secured Debt	39,474	28,808	—	—	28,808
Unsecured Debt	9,489	9,253	—	9,253	—
Common Equity/Interests	498	624	—	—	624
Preferred Equity	99	33	—	—	33
Total Investments before Cash Equivalents	$6,683,052	$6,719,588	$—	$1,334,033	$5,385,555
Money Market Fund	$55,000	$55,000	$55,000	$—	$—
Total Cash Equivalents	$55,000	$55,000	$55,000	$—	$—
Total Investments after Cash Equivalents	$6,738,052	$6,774,588	$55,000	$1,334,033	$5,385,555
Interest rate swaps	$—	$10,490	$—	$10,490	$—
Foreign currency forward transactions	—	(3,681)	—	(3,681)	—
Total Assets and Liabilities at Fair Value	$6,738,052	$6,781,397	$55,000	$1,340,842	$5,385,555

The following table shows changes in the fair value of our Level 3 investments during the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Common Equity/Interests	Preferred Equity	Total
Fair value as of December 31, 2023	$5,356,090	$28,808	$—	$624	$33	$5,385,555
Net realized gains (losses)	6,020	—	—	—	—	6,020
Net change in unrealized gains (losses)	10,987	(1,836)	—	(135)	(24)	8,992
Net amortization on investments	5,570	(72)	—	—	—	5,498
Purchases, including capitalized PIK (3)	1,026,190	—	—	—	119	1,026,309
Sales (3)	(237,460)	—	—	—	—	(237,460)
Transfers out of Level 3 (1)	(4,243)	—	—	—	—	(4,243)
Transfers into Level 3 (1)	30,068	—	—	—	—	30,068
Fair value as of March 31, 2024	$6,193,222	$26,900	$—	$489	$128	$6,220,739

Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2024	$10,224	$(1,836)	$—	$(135)	$(23)	$8,230

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
(2)
Includes unfunded commitments measured at fair value of $(15,764).
(3)
Includes reorganizations and restructuring of investments.

The following table shows changes in the fair value of our Level 3 investments during the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Common Equity/Interests	Preferred Equity	Total
Fair value as of December 31, 2022	$2,829,970	$—	$—	$205	$56	$2,830,231
Net realized gains (losses)	1,213	—	—	—	—	1,213
Net change in unrealized gains (losses)	18,788	(794)	—	(6)	(6)	17,982
Net amortization on investments	1,980	(64)	—	—	—	1,916
Purchases, including capitalized PIK (3)	304,347	33,673	—	—	—	338,020
Sales (3)	(333,566)	—	—	—	—	(333,566)
Transfers out of Level 3 (1)	(134,697)	—	—	—	—	(134,697)
Transfers into Level 3 (1)	—	—	—	—	—	—
Fair value as of March 31, 2023	$2,688,035	$32,815	$—	$199	$50	$2,721,099

Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2023	$16,188	$(794)	$—	$(6)	$(6)	$16,176

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

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of March 31, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2024 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range			Weighted Average (1)
First Lien Secured Debt	$5,237,226	Discounted Cash Flow	Discount Rate	8.0%	-	17.8%	10.8%
	955,168	Transactional Value	Cost	N/A		N/A	N/A
	828	Asset Recoverability	Market Multiple	50.0%	-	50.0%	50.0%
Second Lien Secured Debt	26,900	Discounted Cash Flow	Discount Rate	22.6%	-	22.6%	22.6%
Common Equity/Interests	489	Market Comparable Technique	Comparable Multiple	8.0x	-	20.5x	11.15x
Preferred Equity	118	Transactional Value	Cost	N/A		N/A	N/A
	10	Market Comparable Technique	Comparable Multiple	14.5x	-	14.5x	14.5x
Total Level 3 Investments	$6,220,739
(1)
The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment. For the commodity price unobservable input, the weighted average price is an undiscounted price based upon the estimated production level from the underlying reserves.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2023 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range			Weighted Average (1)
First Lien Secured Debt	$3,772,200	Discounted Cash Flow	Discount Rate	6.9%	-	13.4%	10.6%
	1,583,890	Transactional Value	Cost	N/A		N/A	N/A
Second Lien Secured Debt	28,808	Discounted Cash Flow	Discount Rate	21.7%	-	21.7%	21.7%
Common Equity/Interests	499	Market Comparable Technique	Comparable Multiple	8.0x	-	20.5x	13.4x
	125	Transactional Value	Cost	N/A		N/A	N/A
Preferred Equity	33	Market Comparable Technique	Comparable Multiple	16.8x	-	16.8x	16.8x
Total Level 3 Investments	$5,385,555
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

Investment Transactions

For the three months ended March 31, 2024 and 2023, purchases of investments on a trade date basis were $2,181,765 and $619,409, respectively.

For the three months ended March 31, 2024 and 2023, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $458,110 and $736,033, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three months ended March 31, 2024 and 2023, PIK income earned was $5,205 and $916, respectively.

The following table shows the change in capitalized PIK balance for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
PIK balance at beginning of period	$13,026	$5,333
PIK income capitalized	6,460	980
Adjustments due to investments exited or written off	—	—
PIK income received in cash	—	—
PIK balance at end of period	$19,485	$6,313

Note 5. Derivative Instruments

In the normal course of business, the Company enters into derivative financial instruments to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures.

Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2024.

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value	Balance Sheet Location of Net Amounts
Morgan Stanley and Co. International PLC	$347,071		€318,540	6/20/2024	$2,272	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	6,733	A$	10,143	6/20/2024	109	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	5,020	₣	4,363	6/20/2024	140	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	240,781		€219,854	6/20/2024	2,804	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	458,636		£358,848	6/20/2024	5,435	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	3,416	kr	34,826	6/20/2024	151	Unrealized appreciation (depreciation) on foreign currency forward contracts
					10,912

* Totals may not foot due to rounding.

Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2023.

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value	Balance Sheet Location of Net Amounts
State Street Bank and Trust Company	$6,496	A$	9,836	3/20/2024	$(219)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	4,670	₣	4,037	3/20/2024	(165)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	118,003		€108,029	3/20/2024	(1,617)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	173,151		£137,183	3/20/2024	(1,562)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	3,212	kr	33,434	3/20/2024	(117)	Unrealized appreciation (depreciation) on foreign currency forward contracts
					$(3,681)

* Totals may not foot due to rounding.

Certain information related to the Company’s interest rate swaps is presented below as of March 31, 2024.

Counterparty	Notional Amount	Maturity Date	Fair Value	Financial Statement Location of Net Amounts
BNP Paribas SA	$325,000	4/13/2029	$2,067	Other assets
Goldman Sachs International	$62,000	12/21/2025	(622)	Other assets
Goldman Sachs International	$38,000	1/19/2026	(403)	Other assets
Goldman Sachs International	$82,000	12/21/2027	(1,182)	Other assets
Goldman Sachs International	€18,000	1/19/2028	(270)	Other assets
Goldman Sachs International	$90,000	9/28/2026	959	Other assets
Goldman Sachs International	$325,000	4/13/2029	1,874	Other assets
SMBC Capital Markets, Inc.	$226,000	9/28/2026	(676)	Other liabilities and expenses
SMBC Capital Markets, Inc.	$325,000	9/28/2028	(1,076)	Other liabilities and expenses
			$672

* Totals may not foot due to rounding.

Certain information related to the Company’s interest rate swaps is presented below as of December 31, 2023.

Counterparty	Notional Amount	Maturity Date	Fair Value	Financial Statement Location of Net Amounts
Goldman Sachs International	$62,000	12/21/2025	$(49)	Other assets
Goldman Sachs International	$38,000	1/19/2026	(37)	Other assets
Goldman Sachs International	$82,000	12/21/2027	253	Other assets
Goldman Sachs International	$18,000	1/19/2028	48	Other assets
Goldman Sachs International	€90,000	9/28/2026	2,258	Other assets
SMBC Capital Markets, Inc.	$226,000	9/28/2026	2,492	Other assets
SMBC Capital Markets, Inc.	$325,000	9/28/2028	5,525	Other assets
			$10,490

* Totals may not foot due to rounding.

The Company’s foreign currency forward contracts are not designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three months ended March 31, 2024 and 2023, for the Company’s foreign currency forward contracts, are in the following locations in the Consolidated Statements of Operations:

		Three Months Ended March 31,
Derivative Instrument	Financial Statement Location	2024	2023
Foreign currency forward contracts	Net realized gain(loss) on foreign currency forward contracts	$(6,364)	$353
		(6,364)	353

		Three Months Ended March 31,
Derivative Instrument	Financial Statement Location	2024	2023
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$14,592	$(698)
		14,592	(698)

The Company’s interest rate swaps have been designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three months ended March 31, 2024 and 2023, for the Company’s interest rate swaps, are in the following locations in the Consolidated Statements of Operations:

	Three Months Ended March 31,		Financial Statement Location
	2024	2023
Interest rate swaps	$13,048	$(1,533)	Interest and other debt expenses
Hedged items	(9,818)	1,912	Interest and other debt expenses

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported net in the Consolidated Statements of Assets and Liabilities. The following table presents the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2024:

	As of March 31, 2024
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
BNP Paribas SA	$2,067	$—	$—	$(1,754)	$314
Goldman Sachs International	2,833	(2,477)	—	—	356
SMBC Capital Markets, Inc.	—	—	—	—	—
Total	$4,900	$(2,477)	$—	$(1,754)	$670

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
BNP Paribas SA	$—	$—	$—	$—	$—
Goldman Sachs International	(2,477)	2,477	—	—	—
SMBC Capital Markets, Inc.	(1,752)	—	—	2,960	1,208
Total	$(4,229)	$2,477	$—	$2,960	$1,208

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

Note 6. Debt and Foreign Currency Transactions and Translations

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2024 and December 31, 2023, the Company’s asset coverage was 280.0% and 255.3%, respectively.

The Company’s outstanding debt obligations as of March 31, 2024 were as follows:

	March 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value		Fair Value (3)	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$2,185,000	102,000	102,000		102,000	2,083,000	2,083,000
Cardinal Funding LLC	800,000	601,000	601,000		597,374	199,000	199,000
Grouse Funding LLC	250,000	187,500	187,500		187,500	62,500	62,500
Mallard Funding LLC	500,000	378,900	378,900		378,900	121,100	121,100
Merlin Funding LLC	300,000	200,514	200,514		197,816	99,486	486
December 2025 Notes	62,000	62,000	61,378		61,378	—	—
January 2026 Notes	38,000	38,000	37,597		37,597	—	—
December 2027 Notes	82,000	82,000	80,818		80,818	—	—
January 2028 Notes	18,000	18,000	17,730		17,730	—	—
September 2026 Notes	226,000	226,000	225,324		225,324	—	—
September 2028 Notes	325,000	325,000	323,924		323,924	—	—
September 2026 Euronotes	97,096	97,096	98,055		98,055	—	—
2029 Notes	650,000	650,000	649,715	(4)	649,715	—	—
Total Debt Obligations	$5,533,096	$2,968,010	$2,964,456		$2,958,132	$2,565,086	$2,466,086
Deferred Financing Costs			(31,424)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount			2,933,032

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2024. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
(4)
Balance is inclusive of original issue discount on notes issued below par.

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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Average debt outstanding	$2,494,682	$1,995,625
Maximum amount of debt outstanding	3,279,029	2,157,600

Weighted average annualized interest cost (1)	8.41%	7.29%
Annualized amortized debt issuance cost	0.31%	0.28%
Total annualized interest cost	8.72%	7.58%

Average 1-month SOFR rate	5.3%	4.5%

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility and SPV Financing Facilities, and net interest on interest rate swaps entered into qualifying hedge accounting relationships . Commitment fees for the three months ended March 31, 2024 and 2023 were $2,471 and $1,875, respectively.

The components of interest expense for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Borrowing interest expense	$47,386	$34,547
Facility unused fees	2,471	1,875
Amortization of financing costs and debt issuance costs	1,911	1,400
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items
Interest rate swaps	13,086	(1,533)
Hedged items	(9,818)	1,912
Total interest expense	$55,036	$38,201

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

As of March 31, 2024, the Company was in compliance with all covenants and other requirements of the Senior Secured Facility.

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

As of March 31, 2024, the Company was in compliance with all covenants and other requirements of the SPV Financing Facilities.

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

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt obligations outstanding on its Senior Secured Facility, SPV Financing Facilities and Private Placements as of March 31, 2024:

	March 31, 2024
	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
European Euro	€90,000	95,081	97,096	(2,016)	N/A
Total		95,081	97,096	(2,016)

The Company had the following foreign-denominated debt obligations outstanding on its Senior Secured Facility and SPV Financing Facilities as of December 31, 2023:

	December 31, 2023
	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound	£202,800	251,567	258,499	(6,932)	1/30/2024
British Pound	£6,200	8,408	7,903	505	2/1/2024
British Pound	£3,500	4,747	4,461	286	1/30/2024
European Euro	€322,500	332,334	356,024	(23,690)	1/30/2024
European Euro	€90,000	95,081	99,356	(4,275)	N/A
Total		692,137	726,243	(34,106)

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

Unsecured Notes

On March 21, 2024, the Company and U.S. Bank Trust Company, National Association (the “Trustee”) entered into a First Supplemental Indenture (the “First Supplemental Indenture” and, together with the Base Indenture (as defined below), the “Indenture”) related to the $650,000,000 in aggregate principal amount of its 6.900% notes due 2029 (the “2029 Notes”), which supplements that certain Base Indenture, dated as of March 21, 2024 (as may be further amended, supplemented or otherwise modified from time to time, the “Base Indenture”).

The 2029 Notes will mature on April 13, 2029 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The 2029 Notes bear interest at a rate of 6.900% per year payable semi-annually on April 13 and October 13 of each year, commencing on October 13, 2024. The 2029 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2029 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

In connection with the 2029 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the 2029 Notes, the Company receives a fixed interest rate of 6.90% per annum and pays a floating interest rate of SOFR + 2.71% per annum on $325 million of the 2029 Notes. In addition, the Company receives a fixed interest rate of 6.90% per annum and pays a floating interest rate of SOFR + 2.70% per annum on $325 million of the 2029 Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

Note 7. Net Assets

The Company has the authority to issue an unlimited number of common shares of beneficial interest at $0.01 per share par value.

The following table summarizes transactions in common shares of beneficial interest during the three months ended March 31, 2024 and 2023:

	Three Months Ended		Three Months Ended
	March 31, 2024		March 31, 2023
	Shares	Amount	Shares	Amount
Class S:
Proceeds from shares sold	11,827,046	$291,421	1,672,966	$39,419
Repurchase of common shares	(542,821)	(13,487)	(34,780)	(829)
Early repurchase deduction	—	22	—	7
Distributions reinvested	497,528	12,258	125,217	2,950
Net increase (decrease)	11,781,753	$290,214	1,763,403	$41,547
Class D:
Proceeds from shares sold	233,975	$5,763	21,549	$508
Repurchase of common shares	—	—	—	—
Early repurchase deduction	—	—	—	—
Distributions reinvested	3,887	96	305	7
Net increase (decrease)	237,862	$5,859	21,854	$515
Class I:
Proceeds from shares sold	38,249,702	$942,411	5,993,897	$141,301
Repurchase of common shares	(4,536,476)	(112,718)	(5,477,979)	(130,467)
Early repurchase deduction	—	21	—	5
Distributions reinvested	1,484,090	36,564	771,135	18,155
Net increase (decrease)	35,197,316	$866,278	1,287,054	$28,994
Total net increase (decrease)	47,216,931	$1,162,351	3,072,311	$71,056

Net Asset Value per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class S, Class D and Class I common shares during the three months ended March 31, 2024 and 2023:

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2024	$24.62	$24.62	$24.62
February 29, 2024	24.67	24.67	24.67
March 31, 2024	24.85	24.85	24.85

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2023	$23.64	$23.64	$23.64
February 28, 2023	23.76	23.76	23.76
March 31, 2023	23.82	23.82	23.82

Distributions

The Board authorizes and declares monthly distribution amounts per share of Class S, Class D and Class I common shares. The following table presents distributions that were declared during the three months ended March 31, 2024:

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2024	January 23, 2024	February 28, 2024	$0.1622	$6,206	$0.1748	$74	$0.1800	$25,802
January 31, 2024	December 20, 2023	February 28, 2024	0.0200	765	0.0200	8	0.0200	2,867	(1)
February 29, 2024	February 26, 2024	March 27, 2024	0.1634	6,818	0.1751	82	0.1800	28,229
February 29, 2024	December 20, 2023	March 27, 2024	0.0200	835	0.0200	9	0.0200	3,137	(1)
March 29, 2024	March 21, 2024	April 26, 2024	0.1622	7,606	0.1748	90	0.1800	31,021
March 29, 2024	December 20, 2023	April 26, 2024	0.0200	938	0.0200	10	0.0200	3,447	(1)
			$0.5478	$23,168	$0.5847	$273	$0.6000	$94,502

* Totals may not foot due to rounding.

(1)
Represents a special distribution.

The following table presents distributions that were declared during the three months ended March 31, 2023:

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2023	January 20, 2023	February 24, 2023	$0.1433	$1,630	$0.1551	$18	$0.1600	$13,421
February 28, 2023	February 17, 2023	March 29, 2023	0.1446	1,703	0.1555	18	0.1600	13,675
February 28, 2023	February 17, 2023	March 29, 2023	0.0200	235	0.0200	2	0.0200	1,709	(1)
March 31, 2023	March 24, 2023	April 26, 2023	0.1428	1,803	0.1550	20	0.1600	14,193
March 31, 2023	March 24, 2023	April 26, 2023	0.0200	252	0.0200	3	0.0200	1,774	(1)
			$0.4707	$5,623	$0.5056	$61	$0.5200	$44,772

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

Through March 31, 2024, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the three months ended March 31, 2024:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.5478	$23,168	$0.5847	$273	$0.6000	$94,502
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—
	$0.5478	$23,168	$0.5847	$273	$0.6000	$94,502

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

The following table presents information with respect to the Company’s share repurchases during the three months ended March 31, 2024:

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 15, 2024	5,079,296	3.03%	$24.85	March 31, 2024	$126,162	3,293,303

(1) Percentage is based on total shares as of the close of the previous calendar quarter

(2) All repurchase requests were satisfied in full

(3) Amounts shown net of Early Repurchase Deduction

The following table presents information with respect to the Company’s share repurchases during the three months ended March 31, 2023:

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

(1) Percentage is based on total shares as of the close of the previous calendar quarter

(2) All repurchase requests were satisfied in full

(3) Amounts shown net of Early Repurchase Deduction

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2024 and December 31, 2023, the Company had the following unfunded commitments to its portfolio companies:

	March 31, 2024	December 31, 2023
Unfunded revolver obligations, bridge loan and backstop commitments (1)	$469,527	$391,127
Standby letters of credit issued and outstanding (2)	3,434	4,797
Unfunded delayed draw loan commitments (3)	603,925	424,740
Total Unfunded Commitments (4)	$1,076,886	$820,664
(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2024, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. There were no bridge loan and backstop commitments as of March 31, 2024. As of December 31, 2023, the bridge loan and backstop commitments included in the balances were $30,777.
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

Organizational and Offering Costs

The Adviser agreed to bear all of the Company’s organization and offering expenses through the date on which the Company broke escrow for the initial offering of its common shares. The Company is obligated to reimburse the Adviser for such expenses incurred upon breaking escrow for our offering. The total organization and offering costs incurred for the three months ended March 31, 2024 were $738, $0 of which have been recognized and $738 of which will be amortized. The total organization and offering costs incurred through December 31, 2023 were $38.

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

Management is not aware of any pending or threatened material litigation as of March 31, 2024 other than the matter disclosed above.

Note 9. Financial Highlights

The following are the financial highlights for the three months ended March 31, 2024:

	Three Months Ended March 31, 2024

	Class S	Class D	Class I
Per Share Data:
Net asset value at beginning of period	$24.63	$24.63	$24.63
Net investment income (1)	0.60	0.65	0.65
Net unrealized and realized gains (losses) (2)	0.17	0.15	0.17
Net increase (decrease) in net assets resulting from operations	0.77	0.80	0.82
Distribution declared (3)	(0.55)	(0.58)	(0.60)
Net asset value at end of period	$24.85	$24.85	$24.85

Total return (4)
Shares outstanding, end of period	46,350,529	514,158	167,804,247
Weighted average shares outstanding	42,300,385	467,704	157,469,033

Ratio/Supplemental Data
Net assets at end of period	$1,151,671	$12,775	$4,169,430
Annualized ratio of net expenses to average net assets (5)	8.52%	7.71%	7.67%
Annualized ratio of net investment income to average net assets (5)	9.79%	10.60%	10.65%
Portfolio turnover rate	6.02%	6.02%	6.02%
Asset coverage per unit (6)	2,800	2,800	2,800

The following are the financial highlights for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023

	Class S	Class D	Class I
Per Share Data:
Net asset value at beginning of period	$23.20	$23.20	$23.20
Net investment income (1)	0.56	0.60	0.61
Net unrealized and realized gains (losses) (2)	0.53	0.53	0.53
Net increase (decrease) in net assets resulting from operations	1.09	1.13	1.14
Distribution declared (3)	(0.47)	(0.51)	(0.52)
Net asset value at end of period	$23.82	$23.82	$23.82

Total return (4)	4.70%	4.85%	4.91%
Shares outstanding, end of period	12,591,142	128,797	83,230,281
Weighted average shares outstanding	11,931,443	120,230	85,977,441

Ratio/Supplemental Data
Net assets at end of period	$299,879	$3,067	$1,982,266
Annualized ratio of net expenses to average net assets (5)	11.12%	10.47%	10.28%
Annualized ratio of net investment income to average net assets (5)	9.68%	10.32%	10.53%
Portfolio turnover rate	14.37%	14.37%	14.37%
Asset coverage per unit (6)	2,146	2,146	2,146

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
(5)
For the three months ended March 31, 2024, amounts are annualized except for organizational costs and management fee and income based incentive fee waivers by the Adviser. For the three months ended March 31, 2024, the total operating expenses to average net assets were 8.52%, 7.71% and 7.67%, for Class S shares, Class D shares and Class I shares, respectively, prior to management fee waivers and expense support provided by the Adviser. For the three months ended March 31, 2023, the total operating expenses to average net assets were 11.11%, 10.47%, 10.28% for Class S shares, Class D shares and Class I shares, respectively, prior to management fee waivers and expense support provided by the Adviser. Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables.
(6)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of March 31, 2024, the Company's asset coverage was 280.0%.

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

April Financial Update and Distribution Declaration

On April 1, 2024, the Company issued and sold 20,391,862 shares (consisting of 16,121,973 Class I shares, 4,216,391 Class S shares, and 53,498 Class D shares at an offering price of $24.85 per share for the Class I shares, Class S shares, and Class D shares), and the Company received approximately $507 million as payment for such shares.

On April 23, 2024, the Company's Board declared distributions of $0.1627 per Class S Share, $0.1749 per Class D share, and $0.1800 per Class I share which is payable on or around May 29, 2023 to shareholders of record as of April 30, 2024. Additionally, the Company will pay a special distribution of $0.02 per share on or around May 29, 2024 to all shareholders of record as of April 30, 2024.

May Subscriptions

The Company received approximately $431 million of net proceeds relating to the issuance of Class S shares, Class D shares, and Class I shares for subscriptions effective May 1, 2024.

Registration Statement

On April 2, 2024, the Company filed a Registration Statement on Form N-2 with the SEC registering an additional $5,000,000,000 common shares in our continuous public offering, resulting in a total of $10,000,000,000 registered common shares.

Report of Independent Registered Public Accounting Firm

To the shareholders and Board of Trustees of Apollo Debt Solutions BDC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Apollo Debt Solutions BDC and subsidiaries (the “Company”) as of March 31, 2024, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the “interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in accordance with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2023, the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein), and the financial highlights for the year then ended (not presented herein); and in our report dated March 14, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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
May 13, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in "Risk Factors" in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2023 and Part II, Item 1A of and elsewhere in this Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements. The three months ended March 31, 2024 represents the period from January 1, 2024 to March 31, 2024.

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

Under our Advisory Agreement, we have agreed to pay the Adviser a management fee as well as an incentive fee based on our investment performance. Also, under the Administration Agreement, we have agreed to reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including, but not limited to, our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs.

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

Expenses

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, is provided and paid for by the Adviser. We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (a) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Advisory Agreement; (b) our allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) our chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that performs duties for us; and (iii) any internal audit group personnel of AGM or any of its affiliates; and (c) all other expenses of our operations, administrations and transactions.

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

Recent Developments

As of March 21, 2024, the Company no longer qualifies as an emerging growth company because the Company issued more than $1 billion in non-convertible debt during the previous three-year period.

Portfolio and Investment Activity

Our portfolio and investment activity during the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
(in thousands)*	2024	2023
Investments made in portfolio companies	$2,181,765	$619,409
Investments sold	(238,928)	(507,673)
Net activity before repaid investments	$1,942,837	$111,736
Investments repaid	(219,182)	(228,360)
Net investment activity	$1,723,655	$(116,624)

Portfolio companies at beginning of period	180	128
Number of new portfolio companies	47	13
Number of exited portfolio companies	(5)	(8)
Portfolio companies at end of period	222	133

Number of investments made in existing portfolio companies	30	4

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Portfolio composition, at fair value:
First lien secured debt	99.7%	99.4%
Second lien secured debt	0.3%	0.4%
Unsecured debt and other	0.0%	0.2%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	11.2%	11.6%
Second lien secured debt (2)	11.0%	11.6%
Unsecured debt and other (2)	4.3%	6.3%
Total portfolio (3)	11.2%	11.6%
Interest rate type, at fair value:
Fixed rate amount	$0.3 billion	$0.3 billion
Floating rate amount	$8.2 billion	$6.4 billion
Fixed rate, as percentage of total	3.5%	4.9%
Floating rate, as percentage of total	96.6%	95.1%
Interest rate type, at amortized cost:
Fixed rate amount	$0.3 billion	$0.3 billion
Floating rate amount	$8.1 billion	$6.4 billion
Fixed rate, as percentage of total	3.4%	4.9%
Floating rate, as percentage of total	96.6%	95.1%
Weighted average spread over reference rate of all floating rate investments	5.7%	6.1%

(1)
An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.
(2)
Exclusive of investments on non-accrual status. As of March 31, 2024 and December 31, 2023, 0.0% and 0.1% investments were on non-accrual status, respectively.
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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
Investment Ranking	Fair Value	Percentage	Fair Value	Percentage
(in thousands)
1	$—	0.0%	$9,252	0.1%
2	8,312,424	98.1%	6,516,105	97.0%
3	158,691	1.9%	190,176	2.8%
4	3,540	0.0%	4,055	0.1%
5	—	0.0%	—	0.0%
Total	$8,474,655	100.0%	$6,719,588	100.0%

Results of Operations

Operating results for the three months ended March 31, 2024 and 2023 were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2024	2023
Total investment income	$224.7	$118.4
Net expenses	(96.3)	(59.1)
Net investment income	128.4	59.3
Net realized gain (loss)	(26.2)	(2.1)
Net unrealized appreciation (depreciation)	63.6	52.5
Net increase (decrease) in net assets resulting from operations	$165.8	$109.7

* Totals may not foot due to rounding.

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Additionally, as many of the noted period over period changes resulted from our deployment of capital and increased balance of our investments, comparisons may not be meaningful.

Investment Income

Investment income, for the three months ended March 31, 2024 and 2023 were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2024	2023
Interest income	$215.3	$116.8
PIK interest income	5.2	0.9
Dividend income	0.5	—
Other income	3.7	0.7
Total investment income	224.7	$118.4

* Totals may not foot due to rounding.

For the three months ended March 31, 2024, total investment income increased to $224.7 million from $118.4 million for the same period in the prior year primarily driven by our continuing deployment of capital and rising interest rates. The size of our investment portfolio at fair value increased to $8.5 billion at March 31, 2024 from $4.3 billion at March 31, 2023. For the three months ended March 31, 2024 and 2023 payment-in-kind income represented 2.3% and 0.8% of total investment income, respectively.

While rising interest rates have favorably impacted our investment income during the three months ended March 31, 2024, further interest rate increases and the resulting higher cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. If such interest rate increases occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and/or our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.

Expenses

Expenses for the three months ended March 31, 2024 and 2023 were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2024	2023
Management fees	$15.3	$7.1
Performance-based incentive fees	19.9	8.6
Interest and other debt expenses	55.0	38.2
Organization costs	—	—
Offering costs	—	0.0
Trustees' fees	0.1	0.1
Shareholder servicing fees	2.2	0.6
Administrative service expenses	1.0	0.7
Other general and administrative expenses	2.7	2.4
Total expenses	$96.3	$57.6
Management and performance-based incentive fees waived	—	—
Expense support	—	—
Expense support reimbursement	—	1.5
Net Expenses	$96.3	$59.1

* Totals may not foot due to rounding.

For the three months ended March 31, 2024 and 2023, net expenses were $96.3 and $59.1 million, respectively, primarily comprised of interest and other debt expenses.

Interest and other debt expenses

For the three months ended March 31, 2024, interest and other debt expenses increased to $55.0 million from $38.2 million for the same period in the prior year, primarily driven by increased borrowing expenses, due to rising interest rates, on our Senior Secured Facility, SPV Financing Facilities, Private Placements and Unsecured Notes, and increased borrowings outstanding. The total annualized cost of debt increased to 8.7% for the three months ended March 31, 2024 from 7.6% for the same period in the prior year. The average principal debt outstanding increased to $2.5 billion, for the three months ended March 31, 2024 from $2.0 billion for the same period in the prior year.

Management fees

For the three months ended March 31, 2024, gross management fees increased to $15.3 million from $7.1 million for the same period in the prior year, primarily due to an increase in average net assets. Our average net assets increased to $4.9 billion for the three months ended March 31, 2024 from $2.2 billion for the three months ended March 31, 2023. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. No management fees have been waived for the three months ended March 31, 2024 and 2023.

Incentive fees

For the three months ended March 31, 2024, incentive fees increased to $19.9 million from $8.6 million for the same period in the prior year primarily due to our deployment of capital and increase in net investment income. No incentive fees have been waived for the three months ended March 31, 2024 and 2023.

Other Expenses

Total other expenses were $6.1 million for the three months ended March 31, 2024, primarily comprised of $2.2 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors, $1.4 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company), and $2.5 million of general and administrative expenses (including insurance, filing, research, and fees paid to our sub-administrator and transfer agent). The increase compared to the prior year was primarily driven by the increased costs attributable to servicing a growing investment portfolio, increased subscriptions to our Class S and Class D shares, and increased borrowings through the establishment of new financing sources, including the CLO Warehouse Facility and the issuance of unsecured notes.

Expense support

For the three months ended March 31, 2024, the Company did not receive expense support from the Adviser and did not make any repayments. For the three months ended March 31, 2023, the Company did not receive expense support from the Adviser, and repaid the Adviser $1.5 million for expenses previously paid by the Adviser on behalf of the Company.

As of March 31, 2024, all expense support received by the Company has been repaid to the Adviser.

Net Realized Gain (Loss)

Net realized gains (losses) for the three months ended March 31, 2024 and 2023 were comprised of the following (dollar amounts in millions):

	Three Months Ended March 31,
	2024	2023
Non-controlled/non-affiliated investments	$1.2	$(2.2)
Foreign currency transactions	(21.0)	(0.3)
Foreign currency forward contracts	(6.4)	0.4
Net realized gains (losses)	$(26.2)	$(2.1)

* Totals may not foot due to rounding.

For the three months ended March 31, 2024, we recognized gross realized gains on investments of $19.1 million and gross realized losses on investments of $17.9 million, respectively, resulting in net realized gains on investments of $1.2 million for the three months ended March 31, 2024, primarily from full or partial sales of our liquid debt investments.

For the three months ended March 31, 2023, we recognized gross realized gains on investments of $16.0 million and gross realized losses on investments of $18.2 million, respectively, resulting in net realized losses on investments of $2.2 million for the three months ended March 31, 2023, primarily from full or partial sales of our liquid debt investments.

Net Unrealized Gain (Loss)

Net unrealized gains (losses) for the three months ended March 31, 2024 and 2023 were comprised of the following (dollar amounts in millions):

	Three Months Ended March 31,
	2024	2023
Non-controlled/non-affiliated investments	$17.7	$58.4
Foreign currency forward contracts	14.6	(0.7)
Foreign currency translations	31.4	(5.3)
Net unrealized gains (losses)	$63.6	$52.5

* Totals may not foot due to rounding.

For the three months ended March 31, 2024, we recognized gross unrealized gains on investments of $58.5 million and gross unrealized losses on investments of $40.8 million, resulting in net change in unrealized gains of $17.7 million for the first fiscal quarter of 2024. The fair value of our debt investments as a percentage of principal increased from 98.0% as of December 31, 2023 to 98.7% as of March 31, 2024, driven by strong portfolio company fundamentals, and increase in proportion of directly originated loans in the Company's portfolio.

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

Interest Rate Swaps

The Company uses interest rate swaps to mitigate interest rate risk associated with the Company's fixed rate liabilities, and has designated certain interest rate swaps to be in a hedge accounting relationship. See “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 2. Significant Accounting Policies” and “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 5. Derivative Instruments” for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship, and our consolidated schedule of investments for additional disclosure regarding these derivative instruments. See “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 6. Debt and Foreign Currency Transactions and Translations” for additional disclosure regarding the carrying value of our debt.

Liquidity and Capital Resources

The Company’s liquidity and capital resources are generated and generally available through our continuous offering of common shares and debt offerings, our Senior Secured Facility (as defined in Note 6 to the consolidated financial statements), investments in special purpose entities in which we may hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and repayments of senior and subordinated loans and income earned from investments.

As of March 31, 2024, we had three asset based leverage facilities, three unsecured debt issuances and one revolving credit facility outstanding. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%.

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

Debt

See Note 6 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of March 31, 2024:

	Payments Due by Period*
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$102	$—	$—	$102	$—
SPV Financing Facilities (2)	1,167	—	788	379	—
CLO Warehouse Facility (3)	201	—	201	—	—
Unsecured Notes	1,498	—	423	425	650
Total Debt Obligations	$2,968	$—	$1,412	$906	$650

* Totals may not foot due to rounding.

(1)
As of March 31, 2024, aggregate lender commitments under the Senior Secured Facility totaled $2,083.0 million of unused capacity.
(2)
As of March 31, 2024, aggregate lender commitments under the SPV Financing Facilities totaled $382.6 million of unused capacity.
(3)
As of March 31, 2024 aggregate lender commitments under the CLO Warehouse Facility totaled $99.5 million of unused capacity.

Net Assets

See Note 7 to the consolidated financial statements for information on the Company’s common shares and related capital activities.

Distributions

The following table summarizes our distributions declared and payable for the three months ended March 31, 2024 (dollar amounts in thousands, except per share amounts):

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2024	January 23, 2024	February 28, 2024	$0.1622	$6,206	$0.1748	$74	$0.1800	$25,802
January 31, 2024	December 20, 2023	February 28, 2024	0.0200	765	0.0200	8	0.0200	2,867	(1)
February 29, 2024	February 26, 2024	March 27, 2024	0.1634	6,818	0.1751	82	0.1800	28,229
February 29, 2024	December 20, 2023	March 27, 2024	0.0200	835	0.0200	9	0.0200	3,137	(1)
March 29, 2024	March 21, 2024	April 26, 2024	0.1622	7,606	0.1748	90	0.1800	31,021
March 29, 2024	December 20, 2023	April 26, 2024	0.0200	938	0.0200	10	0.0200	3,447	(1)
			$0.5478	$23,168	$0.5847	$273	$0.6000	$94,502

* Totals may not foot due to rounding.

(1)
Represents a special distribution.

The following table presents distributions that were declared during the three months ended March 31, 2023 (dollar amounts in thousands, except per share amounts):

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2023	January 20, 2023	February 24, 2023	$0.1433	$1,630	$0.1551	$18	$0.1600	$13,421
February 28, 2023	February 17, 2023	March 29, 2023	0.1446	1,703	0.1555	18	0.1600	13,675
February 28, 2023	February 17, 2023	March 29, 2023	0.0200	235	0.0200	2	0.0200	1,709	(1)
March 31, 2023	March 24, 2023	April 26, 2023	0.1428	1,803	0.1550	20	0.1600	14,193
March 31, 2023	March 24, 2023	April 26, 2023	0.0200	252	0.0200	3	0.0200	1,774	(1)
			$0.4707	$5,623	$0.5056	$61	$0.5200	$44,772

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the three months ended March 31, 2024 (dollar amounts in thousands, except per share amounts):

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.5478	$23,168	$0.5847	$273	$0.6000	$94,502
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—
	$0.5478	$23,168	$0.5847	$273	$0.6000	$94,502

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the three months ended March 31, 2023 (dollar amounts in thousands, except per share amounts):

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

The following table presents information with respect to the Company’s share repurchases during the three months ended March 31, 2024 (dollar amounts in thousands, except per share amounts):

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 15, 2024	5,079,296	3.03%	$24.85	March 31, 2024	$126,162	3,293,303

(1) Percentage is based on total shares as of the close of the previous calendar quarter

(2) All repurchase requests were satisfied in full

(3) Amounts shown net of Early Repurchase Deduction

The following table presents information with respect to the Company’s share repurchases during the three months ended March 31, 2023 (dollar amounts in thousands, except per share amounts):

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2024 and December 31, 2023, we had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate principal amount of $1,076.9 million and $789.9 million, respectively.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2024, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Critical Accounting Estimates

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates should be read in connection with our risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and “Item 1. Consolidated Financial Statements —Notes to Consolidated Financial Statements—Note 2. Significant Accounting Policies.” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the three months ended March 31, 2024, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant:

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

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by our Board of Trustees based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board of Trustees to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 4 to our consolidated financial statements for the three months ended March 31, 2024, for more information relating to our investment valuation.

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

As of March 31, 2024, 97% of our debt portfolio investments bore interest at variable rates, which generally are SOFR based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Our Senior Secured Facility and SPV Financing Facilities bear interest at SOFR rates with no interest rate floor. Our Unsecured Notes, which bear interest at fixed rates, are hedged by entering into fixed to floating interest rate swaps, in order to align the interest rates of our liabilities in our investment portfolio.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of March 31, 2024, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
(in millions)
Up 200 basis points	$93.3	$0.434
Up 150 basis points	70.0	0.325
Up 100 basis points	46.6	0.217
Up 50 basis points	23.3	0.108
Down 50 basis points	(23.2)	(0.108)
Down 100 basis points	(46.4)	(0.216)
Down 150 basis points	(69.6)	(0.324)
Down 200 basis points	(92.7)	(0.431)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report and as provided below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Refer to our Current Reports on Form 8-K filed with SEC on January 23, 2024, February 26, 2023, and March 21, 2024 for information about unregistered sales of our equity securities during the quarter.

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

The following table presents information with respect to the Company’s share repurchases during the three months ended March 31, 2024 (dollar amounts in thousands, except per share amounts):

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 15, 2024	5,079,296	3.03%	$24.85	March 31, 2024	$126,162	3,293,303

(1) Percentage is based on total shares as of the close of the previous calendar quarter

(2) All repurchase requests were satisfied in full

(3) Amounts shown net of Early Repurchase Deduction

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

Exhibit Number	Description of Exhibits
3.1	Fourth Amended and Restated Declaration of Trust of the Registrant (1)
3.2	Third Amended and Restated Bylaws of the Registrant (1)
10.1

Second Amendment to Credit Agreement, dated February 1, 2024, Merlin Funding LLC, as borrower, the Registrant, in its capacities as subordinated lender and warehouse collateral manager, and Morgan Stanley Senior Funding, Inc., as Administrative Agent. (2)

10.2

Third Amendment to Credit Agreement, dated February 16, 2024, Merlin Funding LLC, as borrower, the Registrant, in its capacities as subordinated lender and warehouse collateral manager, and Morgan Stanley Senior Funding, Inc., as Administrative Agent. (3)

10.3	Indenture, dated as of March 21, 2024, by and between the Fund and U.S. Bank Trust Company, National Association, as trustee. (4)
10.4	First Supplemental Indenture, dated as of March 21, 2024, relating to the 6.900% Notes due 2029, by and between the Fund and U.S. Bank Trust Company, National Association, as trustee. (4)
10.5	Form of 6.900% Notes due 2029 (incorporated by reference to Exhibit 10.4 hereto). (4)
10.6

Registration Rights Agreement, dated as of March 21, 2024, relating to the Notes, by and among the Fund and BofA Securities, Inc., BNP Paribas Securities Corp., and SMBC Nikko Securities America, Inc., as the representatives of the Initial Purchasers. (4)

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

_________________________________

(1)
Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 814-01424), filed on March 14, 2024.
(2)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01424), filed on February 7, 2024.
(3)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01424), filed on February 21, 2024.
(4)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-01424), filed on March 21, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Earl Hunt Earl Hunt	Chairperson, Chief Executive Officer and Trustee	May 13, 2024

/s/ Eric Rosenberg Eric Rosenberg	Chief Financial Officer	May 13, 2024