Form 10-Q
period 2024-06-30
Apollo Debt Solutions BDC
filed 2024-08-08
CIK 1837532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).

The number of shares of the Registrant’s Common Shares, $0.01 par value per share, outstanding as of August 8, 2024 was 62,387,273 Class S common shares, 595,070 Class D common shares and 229,666,543 Class I common shares. Common shares outstanding exclude August 1, 2024 subscriptions since the issuance price is not yet finalized at this time.

APOLLO DEBT SOLUTIONS BDC

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,”, “ADS,” “we,” “us,” and “our” refer to Apollo Debt Solutions BDC unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $10,995,734 and $6,683,052 at June 30, 2024 and December 31, 2023, respectively)	$11,033,070	$6,719,588
Cash and cash equivalents	918,125	258,594
Foreign currencies (cost — $41,634 and $12,528 at June 30, 2024 and December 31, 2023, respectively)	41,673	12,581
Receivable for investments sold	131,691	102,861
Interest receivable	92,485	55,472
Unrealized appreciation on foreign currency forward contracts	11,216	—
Other assets	11,949	4,771
Total assets	$12,240,209	$7,153,867

Liabilities
Debt (net of deferred financing costs and unamortized original issue discount of $33,304 and $27,534 at June 30, 2024 and December 31, 2023, respectively)	$4,634,550	$2,639,099
Payable for investments purchased	533,260	245,242
Payable for share repurchases (Note 7)	40,110	43,291
Distributions payable	54,505	33,228
Interest payable	64,608	36,621
Management and performance-based incentive fees payable	31,898	19,073
Accrued administrative services expense payable	374	384
Unrealized depreciation on foreign currency forward contracts	—	3,681
Other liabilities and accrued expenses	7,177	9,552
Total liabilities	$5,366,482	$3,030,171
Commitments and contingencies (Note 8)
Total Net Assets	$6,873,727	$4,123,696

Net Assets
Common shares, $0.01 par value (276,090,298 and 167,451,987 shares issued and outstanding, respectively)	$2,761	$1,675
Capital in excess of par value	6,570,680	4,075,968
Accumulated distributed earnings (losses)	300,286	46,053
Total Net Assets	$6,873,727	$4,123,696

Net Asset Value Per Share
Class S Shares:
Net assets	$1,474,403	$851,296
Common shares outstanding ($0.01 par value, unlimited shares authorized)	59,220,929	34,568,776
Net asset value per share	$24.90	$24.63
Class D Shares:
Net assets	$13,892	$7,346
Common shares outstanding ($0.01 par value, unlimited shares authorized)	557,980	298,321
Net asset value per share	$24.90	$24.63
Class I Shares:
Net assets	$5,385,432	$3,265,054
Common shares outstanding ($0.01 par value, unlimited shares authorized)	216,311,389	132,584,890
Net asset value per share	$24.90	$24.63

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$267,447	$125,083	$482,774	$241,855
Payment-in-kind interest income	3,847	2,830	9,052	3,745
Dividend income	1,903	—	2,384	—
Other income	8,522	2,288	12,203	3,013
Total Investment Income	$281,719	$130,201	$506,413	$248,613
Operating Expenses
Management fees	$19,774	$8,035	$35,111	$15,150
Performance-based incentive fees	23,753	10,026	43,628	18,588
Interest and other debt expenses	69,423	37,485	124,459	75,686
Offering costs	225	—	225	38
Trustees' fees	121	110	241	218
Shareholder servicing fees	2,910	772	5,112	1,362
Administrative service expenses	1,025	663	2,050	1,318
Other general and administrative expenses	3,184	2,249	5,893	4,613
Total expenses	120,415	59,340	216,719	116,973
Expense support reimbursement	—	1,478	—	2,939
Net Expenses	$120,415	$60,818	$216,719	$119,912
Net Investment Income	$161,304	$69,383	$289,694	$128,701
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$10,361	$(2,448)	$11,527	$(4,629)
Foreign currency transactions	300	(253)	(20,727)	(519)
Foreign currency forward contracts	2,238	(575)	(4,127)	(222)
Net realized gains (losses)	12,899	(3,276)	(13,327)	(5,370)
Net change in unrealized gains (losses)
Non-controlled/non-affiliated investments	(16,853)	35,247	799	93,664
Derivatives	1,430	—	1,430	—
Foreign currency forward contracts	304	416	14,897	(282)
Foreign currency translations	4,209	(4,386)	35,571	(9,649)
Net unrealized gains (losses)	(10,910)	31,277	52,697	83,733
Net Realized and Change in Unrealized Gains (Losses)	$1,989	$28,001	$39,370	$78,363
Net Increase (Decrease) in Net Assets Resulting from Operations	$163,293	$97,384	$329,064	$207,064

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operations
Net investment income	$161,304	$69,383	$289,694	$128,701
Net realized gains (losses)	12,899	(3,276)	(13,327)	(5,370)
Net change in unrealized gains (losses)	(10,910)	31,277	52,697	83,733
Net Increase (Decrease) in Net Assets Resulting from Operations	$163,293	$97,384	$329,064	$207,064

Distributions to Stockholders
Class S	$(30,336)	$(7,438)	$(53,504)	$(13,062)
Class D	(321)	(75)	(594)	(136)
Class I	(119,997)	(49,988)	(214,498)	(94,760)
Net Decrease in Net Assets Resulting from Distributions to Stockholders	$(150,654)	$(57,501)	$(268,596)	$(107,958)

Capital Share Transactions
Class S:
Proceeds from shares sold	$314,722	$94,305	$606,143	$133,724
Repurchase of common shares, net of early repurchase deduction	(11,389)	(1,622)	(24,854)	(2,443)
Distributions reinvested	16,691	3,758	28,949	6,707
Class D:
Proceeds from shares sold	937	252	6,700	760
Repurchase of common shares, net of early repurchase deduction	—	—	—	—
Distributions reinvested	155	9	251	16
Class I:
Proceeds from shares sold	1,190,594	278,711	2,133,005	420,012
Repurchase of common shares, net of early repurchase deduction	(28,660)	(86,160)	(141,357)	(216,621)
Distributions reinvested	44,162	21,448	80,726	39,602
Net Increase (Decrease) from Capital Share Transactions	$1,527,212	$310,701	$2,689,563	$381,757

Net Assets
Total increase (decrease) in net assets during the period	1,539,851	350,584	2,750,031	480,863
Net Assets, beginning of period	5,333,876	2,285,212	4,123,696	2,154,933
Net Assets at End of Period	$6,873,727	$2,635,796	$6,873,727	$2,635,796

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands, except share and per share data)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net increase (decrease) in net assets resulting from operations	$329,064	$207,064
Net realized (gain) loss on investments	(11,527)	4,629
Net change in unrealized (gains) losses on investments	(799)	(93,664)
Net change in unrealized (gains) losses on derivatives	(1,430)	—
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(14,897)	282
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(35,571)	9,649
Payment-in-kind interest capitalized	(9,858)	(3,517)
Net accretion of discount and amortization of premium	(14,147)	(6,738)
Amortization of deferred financing costs	4,022	2,718
Amortization of offering costs	225	38
Purchases of investments	(5,545,473)	(1,426,147)
Proceeds from sale of investments and principal repayments	1,268,234	1,065,351
Changes in operating assets and liabilities:
Interest receivable	(37,013)	(2,121)
Receivable for investments sold	(28,830)	9,979
Other assets	(7,178)	6,653
Payable for investments purchased	288,017	20,307
Management and performance-based incentive fees payable	12,825	2,342
Accrued administrative services expense payable	(10)	(1,534)
Interest payable	27,987	11,571
Other liabilities and accrued expenses	(945)	(6,594)
Net Cash Used in/Provided by Operating Activities	$(3,777,304)	$(199,732)

Financing Activities
Issuances of debt	$3,326,898	$936,769
Payments of debt	(1,294,056)	(947,074)
Financing costs paid and deferred	(5,776)	(1,149)
Proceeds from issuance of common shares	2,745,848	554,495
Repurchased shares, net of early repurchase deduction paid	(169,391)	(172,138)
Distributions paid	(137,382)	(56,603)
Offering costs paid and deferred	(225)	(38)
Net Cash Used in/Provided by Financing Activities	$4,465,916	$314,262

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash and cash equivalents and foreign currencies during the period	$688,612	$114,530
Effect of foreign exchange rate changes on cash and cash equivalents	11	(18)
Cash, cash equivalents and foreign currencies at beginning of period	271,175	51,658
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$959,798	$166,170

Supplemental Disclosure and Non-Cash Information
Cash interest paid	$92,450	$84,539
Distributions payable	$54,505	$19,996
Reinvestment of distributions during the period	$109,926	$46,325
PIK income	$9,052	$3,745

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Aerospace & Defense
Kaman
Ovation Parent Inc	First Lien Secured Debt - Term Loan	S+350, 0.75% Floor	4/21/2031	$10,000	$9,975	$10,063	(15)
MRO Holdings
MRO Holdings, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	12/18/2028	65,494	64,541	65,245	(4)(15)
	First Lien Secured Debt - Term Loan	S+526, 0.50% Floor	12/18/2028	24,836	24,546	24,742	(4)(15)
					89,087	89,987
		Total Aerospace & Defense			$99,062	$100,050

Asset Backed Securities
Roaring Fork III-B
Roaring Fork III-B, LLC	First Lien Secured Debt - Term Loan	S+540, 0.00% Floor	7/16/2026	$1,153	$1,153	$1,153	(4)(8)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+540, 0.00% Floor	7/16/2026	18,074	17,981	18,074	(4)(8)(9)(15)
		Total Asset Backed Securities			$19,134	$19,227

Automobile Components
Caliber
Wand Newco 3, Inc.	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	1/30/2031	$35,000	$34,916	$35,272	(14)
Clarience Technologies
Truck-Lite Co., LLC	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	2/13/2031	147,630	144,432	145,356	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+575, 0.75% Floor	2/13/2031	—	(341)	(246)	(4)(5)(11)(27)
	First Lien Secured Debt - Revolver	S+575, 0.75% Floor	2/13/2030	533	195	285	(4)(11)(14)(27)
					144,286	145,395
Crash Champions
Champions Financing Inc	First Lien Secured Debt - Term Loan	S+475, 0.00% Floor	2/23/2029	19,000	18,818	19,103	(15)
Mavis Tire Express Services
Mavis Tire Express Services TopCo, L.P.	First Lien Secured Debt - Term Loan	S+375, 0.75% Floor	5/4/2028	31,364	31,317	31,473	(14)
		Total Automobile Components			$229,337	$231,243

Banks
G&A
G&A Partners Holding Company II, LLC	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	3/1/2031	$16,197	$15,884	$15,873	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	3/1/2031	634	570	493	(4)(9)(11)(15)(27)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	3/1/2030	—	(33)	(35)	(4)(5)(9)(11)(27)
					16,421	16,331

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Public Trust Advisors
Pinnacle Purchaser, LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	12/28/2029	4,509	4,424	4,418	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	12/29/2029	109	101	100	(4)(9)(11)(16)(27)
					4,525	4,518
		Total Banks			$20,946	$20,849

Biotechnology
Azurity Pharmaceuticals
Azurity Pharmaceuticals, Inc.	First Lien Secured Debt - Term Loan	S+673, 0.75% Floor	9/20/2027	$58,638	$57,446	$58,436	(14)
		Total Biotechnology			$57,446	$58,436

Building Products
American Bath
CP Atlas Buyer, Inc.	First Lien Secured Debt - Term Loan	S+375, 0.50% Floor	11/23/2027	$9,975	$9,938	$9,754	(15)
Chamberlain Group
Chariot Buyer LLC	First Lien Secured Debt - Term Loan	S+350, 0.50% Floor	11/3/2028	49,875	49,636	50,078	(14)
Kodiak
Kodiak BP, LLC	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	3/12/2028	9,975	9,928	10,044	(14)(15)
Reliable Doors
Reliable Doors, LLC	First Lien Secured Debt - Term Loan	S+625, 1.00% Floor	10/4/2028	6,265	6,154	6,265	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+625, 1.00% Floor	10/4/2028	2,123	2,077	2,123	(4)(9)(11)(14)(27)
	First Lien Secured Debt - Revolver	S+625, 1.00% Floor	10/4/2028	114	104	114	(4)(9)(11)(14)(27)
					8,335	8,502
RF Fager
R.F. Fager Company, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	3/4/2030	3,117	3,050	3,047	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	3/4/2030	—	(11)	(12)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	3/4/2030	156	138	138	(4)(9)(11)(15)(27)
					3,177	3,173
US LBM
LBM Acquisition, LLC	First Lien Secured Debt - Term Loan	S+385, 0.75% Floor	12/17/2027	24,231	24,012	24,221	(14)
Visual Comfort
VC GB Holdings I Corp	First Lien Secured Debt - Term Loan	S+326, 0.50% Floor	7/21/2028	13,934	13,860	13,912	(15)
		Total Building Products			$118,886	$119,684

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Capital Markets
Arrowhead Engineered Products
Arrowhead Holdco Company	First Lien Secured Debt - Term Loan	S+265 Cash (includes 2.75% PIK)	8/31/2028	$9,994	$9,994	$9,395	(4)(15)
Edelman Financial Services
The Edelman Financial Center, LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	4/7/2028	42,657	42,679	42,768	(14)
True Potential
Kane Bidco Limited	First Lien Secured Debt - Corporate Bond	SONIA+625, 0.00% Floor	2/15/2028	£69,000	86,296	87,204	(3)(4)(8)(9)(17)
	First Lien Secured Debt - Corporate Bond	6.50%	2/15/2027	£2,000	2,355	2,479	(3)(8)(9)
	First Lien Secured Debt - Corporate Bond	5.00%	2/15/2027	€1,000	1,082	1,063	(3)(8)(9)
					89,733	90,746
		Total Capital Markets			$142,406	$142,909

Chemicals
AOC
LSF11 A5 HoldCo LLC	First Lien Secured Debt - Term Loan	S+350, 0.50% Floor	10/15/2028	$47,655	$47,655	$47,624	(14)
Heubach
Heubach Holdings USA LLC	First Lien Secured Debt - Term Loan	15.61%	4/30/2024	1,657	1,476	389	(4)(8)(15)(24)
SK Neptune Husky Group Sarl	First Lien Secured Debt - Term Loan	12.44%	1/3/2029	9,588	9,548	—	(4)(8)(14)(24)
					11,024	389
RMC
RMC Topco LLC	Common Equity - Equity Unit	N/A	N/A	100 Shares	100	114	(4)(9)
Rochester Midland Corporation	First Lien Secured Debt - Term Loan	S+625, 1.00% Floor	8/1/2029	4,938	4,828	4,925	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+600, 1.00% Floor	8/1/2029	3,919	3,772	3,886	(4)(9)(11)(14)(27)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	8/1/2029	—	(42)	(5)	(4)(5)(9)(11)(27)
					8,658	8,920
Solenis
Olympus Water US Holding Corporation	First Lien Secured Debt - Term Loan	S+350, 0.50% Floor	6/20/2031	24,008	24,016	24,082	(14)(15)
Vita Global
Vita Global FinCo Limited	First Lien Secured Debt - Term Loan	SONIA+700, 0.00% Floor	7/6/2027	£16,807	22,778	20,715	(3)(4)(8)(17)
		Total Chemicals			$114,131	$101,730

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Commercial Services & Supplies
Allied Universal
Allied Universal Holdco LLC	First Lien Secured Debt - Term Loan	S+385, 0.50% Floor	5/12/2028	$41,733	$41,554	$41,620	(14)
Avenu Insights
ACP Avenu Buyer, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	10/2/2029	6,219	6,063	6,125	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	10/2/2029	1,096	1,050	1,056	(4)(9)(11)(15)(27)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	10/2/2029	131	105	115	(4)(9)(11)(15)(27)
					7,218	7,296
BDO USA
BDO USA, P.A.	First Lien Secured Debt - Term Loan	S+600, 2.00% Floor	8/31/2028	195,260	191,872	193,386	(4)(9)(14)
Beeline
IQN Holding Corp.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	5/2/2029	64,447	63,987	64,445	(4)(15)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	5/2/2028	599	566	599	(4)(11)(15)(27)
					64,553	65,044
Eiffel
Equipe Holdings 3 B.V.	First Lien Secured Debt - Term Loan	E+700, 0.00% Floor	12/18/2029	€15,000	15,694	15,582	(3)(4)(8)(9)(19)
Ensemble Health
Ensemble RCM, LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	8/1/2029	29,626	29,499	29,578	(15)
Fortis Fire
Fortis Fire & Safety Holdings LP	Common Equity - Equity Unit	N/A	N/A	9 Shares	90	108	(4)(9)
Fortis Fire & Safety Inc.	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	7/21/2029	886	867	884	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+600, 1.00% Floor	7/21/2029	149	110	140	(4)(9)(11)(15)(27)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	7/21/2029	268	258	267	(4)(9)(11)(15)(27)
					1,325	1,399
GardaWorld
Garda World Security Corporation	First Lien Secured Debt - Term Loan	S+425, 0.00% Floor	2/1/2029	18,817	18,773	18,958	(8)(15)
Heritage Environmental Services
Heritage Environmental Services, Inc.	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	1/31/2031	88,425	87,153	88,204	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+550, 4.50% Floor	1/31/2030	—	(170)	(30)	(4)(5)(9)(11)(27)
					86,983	88,174
HKA
Mount Olympus Bidco Limited	First Lien Secured Debt - Term Loan	S+575, 0.50% Floor	8/9/2029	13,705	13,395	13,363	(4)(8)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+575, 0.50% Floor	8/9/2029	4,760	4,737	4,641	(4)(8)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+650, 0.50% Floor	8/9/2029	568	535	518	(4)(8)(9)(11)(15)(27)
					18,667	18,522

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Ironclad
Ironhorse Purchaser, LLC	First Lien Secured Debt - Term Loan	S+676, 1.00% Floor	9/30/2027	3,052	2,998	2,991	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+676, 1.00% Floor	9/30/2027	—	(25)	(29)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+676, 1.00% Floor	9/30/2027	169	161	159	(4)(9)(11)(14)(27)
					3,134	3,121
LABL
LABL, Inc.	First Lien Secured Debt - Term Loan	S+510, 0.50% Floor	10/29/2028	35,409	34,681	35,022	(14)
Liberty Tire Recycling
LTR Intermediate Holdings, Inc.	First Lien Secured Debt - Term Loan	S+461, 1.00% Floor	5/5/2028	3,516	3,472	3,465	(14)
Profile Products
Profile Products LLC	First Lien Secured Debt - Term Loan	S+560, 0.75% Floor	11/12/2027	4,888	4,888	4,888	(4)(15)
QA Group
Ichnaea UK Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+600, 0.00% Floor	10/5/2029	£31,000	36,607	38,893	(3)(4)(8)(9)(17)
R.R. Donnelley
R. R. Donnelley & Sons Company	First Lien Secured Debt - Term Loan	S+510, 0.75% Floor	3/27/2026	139,781	137,926	139,781	(4)(9)(14)
Resource Innovations
North Haven RI Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	3/29/2030	11,970	11,738	11,731	(4)(9)(10)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	3/29/2030	1,397	1,354	1,337	(4)(9)(10)(11)(15)(27)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	3/29/2030	400	352	350	(4)(9)(10)(11)(15)(27)
					13,444	13,418
SafetyCo
HEF Safety Ultimate Holdings, LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	11/19/2029	10,592	10,348	10,385	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	11/19/2029	—	(33)	(57)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	11/17/2029	387	354	359	(4)(9)(11)(15)(27)
					10,669	10,687
SAVATREE
CI (Quercus) Intermediate Holdings, LLC	First Lien Secured Debt - Term Loan	S+515, 0.75% Floor	6/6/2031	17,365	17,177	17,018	(4)(15)
	First Lien Secured Debt - Revolver	P+515, 0.75% Floor	6/6/2031	557	520	511	(4)(11)(15)(23)(27)
					17,697	17,529
Smith System
Smith Topco, Inc.	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	11/6/2029	13,242	12,968	13,242	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	11/6/2029	—	(34)	—	(4)(9)(11)(27)
					12,934	13,242
SumUp
IssuerSumUp Holdings Luxembourg S.a.r.l.	First Lien Secured Debt - Delayed Draw	E+650, 1.50% Floor	4/25/2031	€40,000	42,858	42,303	(3)(4)(8)(10)(11)(20)(27)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Tranzonic
TZ Buyer LLC	First Lien Secured Debt - Term Loan	S+610, 0.75% Floor	8/14/2028	30,099	29,212	29,497	(4)(9)(14)
	First Lien Secured Debt - Term Loan	S+635, 0.75% Floor	8/14/2028	7,443	7,304	7,294	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+610, 0.75% Floor	8/14/2028	49,725	48,799	48,731	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+625, 0.75% Floor	8/12/2028	2,779	2,707	2,687	(4)(9)(11)(14)(27)
	First Lien Secured Debt - Delayed Draw	S+585, 0.75% Floor	8/14/2028	1,746	1,697	1,711	(4)(9)(14)
	First Lien Secured Debt - Revolver	S+635, 0.75% Floor	8/14/2028	—	(11)	(12)	(4)(5)(9)(11)(27)
TZ Parent LLC	Common Equity - Equity Unit	N/A	N/A	50 Shares	50	92	(4)(9)
					89,758	90,000
United Site Services
PECF USS Intermediate Holding III Corporation	First Lien Secured Debt - Term Loan	S+451, 0.50% Floor	12/15/2028	37,121	32,802	24,850	(15)
USA DeBusk
USA DeBusk LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	4/30/2031	13,282	13,086	13,083	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	4/30/2031	—	(36)	(37)	(4)(5)(11)(27)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	4/30/2030	360	334	333	(4)(11)(14)(15)(27)
					13,384	13,379
		Total Commercial Services & Supplies			$930,393	$930,137

Communications Equipment
MCA
Mobile Communications America, Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	10/16/2029	$8,382	$8,190	$8,361	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+600, 1.00% Floor	10/16/2029	136	105	129	(4)(9)(11)(15)(27)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	10/16/2029	—	(30)	(3)	(4)(5)(9)(11)(27)
					8,265	8,487
Mitel Networks
MLN US Holdco LLC	First Lien Secured Debt - Term Loan	S+644, 1.00% Floor	10/18/2027	6,395	6,222	5,835	(4)(8)(15)
	Second Lien Secured Debt - Term Loan	S+670, 1.00% Floor	10/18/2027	38,156	39,329	20,795	(4)(8)(15)
					45,551	26,630
		Total Communications Equipment			$53,816	$35,117

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Construction & Engineering
Pave America
Pave America Interco, LLC	First Lien Secured Debt - Term Loan	S+690, 1.00% Floor	2/7/2028	$30,307	$29,585	$29,397	(4)(9)(15)
	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	2/7/2028	6,791	6,588	6,587	(4)(9)(14)(15)
	First Lien Secured Debt - Delayed Draw	S+690, 1.00% Floor	2/7/2028	3,390	3,313	3,288	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+690, 1.00% Floor	2/7/2028	2,136	2,055	2,034	(4)(9)(11)(15)(27)
					41,541	41,306
Trench Plate Rental Co.
Trench Plate Rental Co.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	12/3/2026	44,545	44,119	43,766	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+560, 1.00% Floor	12/3/2026	3,295	3,258	3,216	(4)(9)(11)(15)(27)
Trench Safety Solutions Holdings, LLC	Common Equity - Equity Unit	N/A	N/A	331 Shares	50	34	(4)(9)
					47,427	47,016
		Total Construction & Engineering			$88,968	$88,322

Construction Materials
Volunteer Materials
Volunteer AcquisitionCo, LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	9/1/2029	$4,777	$4,668	$4,658	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+650, 1.00% Floor	9/1/2029	—	(4)	(9)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	9/1/2029	—	(16)	(19)	(4)(5)(9)(11)(27)
		Total Construction Materials			$4,648	$4,630

Consumer Finance
American Express GBT
GBT Group Services B.V.	First Lien Secured Debt - Term Loan	S+535, 1.00% Floor	12/16/2026	$31,000	$31,042	$31,787	(8)(15)
LendingTree
LendingTree, Inc.	First Lien Secured Debt - Term Loan	S+575, 1.50% Floor	3/27/2031	57,366	55,968	56,649	(4)(8)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+575, 1.50% Floor	3/27/2031	—	(341)	(294)	(4)(5)(8)(9)(11)(27)
					55,627	56,355
		Total Consumer Finance			$86,669	$88,142

Consumer Staples Distribution & Retail
ASDA
Bellis Acquisition Company PLC	First Lien Secured Debt - Term Loan	SONIA+603, 0.00% Floor	10/26/2029	£97,403	$114,423	$123,128	(3)(4)(8)(9)(17)
	First Lien Secured Debt - Term Loan	E+400, 0.00% Floor	5/14/2031	€5,000	5,236	5,319	(3)(8)(9)(19)
					119,659	128,447

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Elida Beauty
PHOENIX YW BUYER, INC.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	5/31/2030	13,295	12,999	12,996	(4)(15)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	5/31/2030	—	(38)	(38)	(4)(5)(11)(27)
					12,961	12,958
Patriot Pickle
Patriot Foods Buyer, Inc.	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	12/24/2029	6,551	6,428	6,485	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+600, 1.00% Floor	12/22/2029	—	(23)	(25)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	12/22/2029	112	95	102	(4)(9)(11)(15)(27)
					6,500	6,562
Protein for Pets
Protein For Pets Opco, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	9/20/2030	45,283	44,405	44,604	(4)(9)(14)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	9/20/2030	—	(90)	(71)	(4)(5)(9)(11)(27)
					44,315	44,533
Rise and Brill
Ultimate Baked Goods Midco LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	8/13/2027	10,368	10,317	10,165	(4)(9)(14)
	First Lien Secured Debt - Term Loan	S+635, 1.00% Floor	8/13/2027	8,174	8,004	8,175	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+560, 1.00% Floor	8/13/2027	32,262	32,060	31,630	(4)(9)(14)
	First Lien Secured Debt - Revolver	S+660, 1.00% Floor	8/13/2027	191	162	190	(4)(9)(11)(14)(27)
					50,543	50,160
		Total Consumer Staples Distribution & Retail			$233,978	$242,660

Containers & Packaging
Berlin Packaging
Berlin Packaging L.L.C.	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	6/7/2031	$17,000	$17,001	$17,058	(14)(15)
BOX Partners
Bp Purchaser LLC	First Lien Secured Debt - Term Loan	S+576, 0.75% Floor	12/11/2028	7,331	7,331	7,331	(4)(15)
Tekni-Plex
Trident TPI Holdings, Inc.	First Lien Secured Debt - Term Loan	S+400, 0.50% Floor	9/15/2028	38,382	38,321	38,486	(15)
		Total Containers & Packaging			$62,653	$62,875

Distributors
PureStar
AMCP Clean Acqusition Company, LLC	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	6/15/2028	$94,763	$93,427	$94,644	(9)(15)
		Total Distributors			$93,427	$94,644

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)		Cost (28)	Fair Value (1)(29)
Diversified Consumer Services
2U
2U, Inc.	First Lien Secured Debt - Term Loan	S+650, 0.75% Floor	12/28/2026		$14,945	$14,429	$13,838	(8)(15)
Accelerate Learning
Eagle Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	3/22/2030		20,270	19,741	20,067	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+675, 1.00% Floor	3/22/2030		2,827	2,758	2,772	(4)(9)(11)(15)(27)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	3/22/2029		3,947	3,851	3,868	(4)(9)(15)(27)
						26,350	26,707
Adevinta
Aurelia Netherlands Midco 2 B.V.	First Lien Secured Debt - Term Loan	E+575, 0.00% Floor	5/29/2031		€99,299	105,663	104,218	(3)(4)(8)(10)(20)
Excelligence
Excelligence Learning Corporation	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	1/18/2030		85,225	83,614	83,520	(4)(9)(15)
	First Lien Secured Debt - Revolver	P+575, 1.00% Floor	1/18/2030		1,671	1,419	1,400	(4)(9)(11)(23)(27)
						85,033	84,920
Greencross
Vermont Aus Pty Ltd	First Lien Secured Debt - Term Loan	S+580, 0.75% Floor	3/23/2028		111,355	109,409	111,355	(4)(8)(9)(15)
	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	3/23/2028	A$	9,775	7,122	6,521	(3)(4)(8)(9)(15)
						116,531	117,876
Houghton Mifflin
Houghton Mifflin Harcourt Company	First Lien Secured Debt - Term Loan	S+535, 0.50% Floor	4/9/2029		42,592	40,956	40,640	(15)
SERVPRO
One Silver Serve, LLC	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	12/18/2028		21,209	21,014	20,996	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+610, 1.00% Floor	12/18/2028		11,533	11,377	11,341	(4)(11)(15)(27)
	First Lien Secured Debt - Revolver	S+610, 1.00% Floor	12/18/2028		2,408	2,365	2,360	(4)(11)(15)(27)
						34,756	34,697
		Total Diversified Consumer Services				$423,718	$422,896

Electric Utilities
Congruex
Congruex Group LLC	First Lien Secured Debt - Term Loan	S+590, 0.75% Floor	5/3/2029		$29,400	$28,836	$27,342	(4)(9)(15)
GridTek
BGIF IV Fearless Utility Services, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	6/7/2031		135,396	134,051	134,042	(4)(14)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	6/7/2031		—	(243)	(245)	(4)(5)(11)(27)
	First Lien Secured Debt - Revolver	S+500, 0.50% Floor	6/7/2030		—	(233)	(235)	(4)(5)(11)(27)
						133,575	133,562
Westinghouse
Brookfield WEC Holdings Inc.	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	1/27/2031		5,000	5,006	5,010	(14)
		Total Electric Utilities				$167,417	$165,914

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Electrical Equipment
Antylia Scientific
CPI Buyer, LLC	First Lien Secured Debt - Term Loan	S+576, 0.75% Floor	11/1/2028	$30,906	$30,906	$30,597	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+576, 0.75% Floor	11/1/2028	3,090	3,086	3,059	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	11/1/2028	351	350	335	(4)(11)(15)(27)
	First Lien Secured Debt - Revolver	S+576, 0.75% Floor	10/30/2026	—	—	(33)	(4)(5)(11)(27)
					34,342	33,958
International Wire Group
IW Buyer LLC	First Lien Secured Debt - Term Loan	S+685, 1.00% Floor	6/28/2029	15,154	14,756	15,079	(4)(9)(14)
	First Lien Secured Debt - Revolver	S+685, 1.00% Floor	6/28/2029	—	(79)	(16)	(4)(5)(9)(11)(27)
					14,677	15,063
Trescal
Ruler Bidco S.A R.L.	First Lien Secured Debt - Term Loan	E+550, 0.00% Floor	4/29/2030	€28,282	30,279	29,834	(3)(4)(8)(9)(19)
	First Lien Secured Debt - Term Loan	S+550, 0.50% Floor	4/29/2030	11,498	11,194	11,412	(4)(8)(9)(15)
	First Lien Secured Debt - Delayed Draw	E+650, 0.00% Floor	4/29/2030	€8,880	9,536	9,330	(3)(4)(8)(9)(11)(19)(27)
					51,009	50,576
		Total Electrical Equipment			$100,028	$99,597

Energy Equipment & Services
Camin Cargo
Camin Cargo Control Holdings, Inc.	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	12/7/2029	$31,381	$30,723	$30,747	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+600, 1.00% Floor	12/7/2029	—	(48)	(96)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	P+600, 1.00% Floor	12/7/2029	1,293	1,196	1,198	(4)(9)(11)(14)(23)(27)
		Total Energy Equipment & Services			$31,871	$31,849

Entertainment
Chernin Entertainment
Jewel Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+560, 0.50% Floor	7/1/2027	$89,328	$87,586	$89,328	(4)(9)(15)
		Total Entertainment			$87,586	$89,328

Financial Services
Acuity
Trident Bidco Limited	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	6/7/2029	$112,053	$110,550	$112,053	(4)(8)(9)(13)
	First Lien Secured Debt - Delayed Draw	S+525, 0.00% Floor	6/7/2029	19,566	19,454	19,566	(4)(8)(9)(13)
					130,004	131,619

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Alter Domus
Chrysaor Bidco Sarl	First Lien Secured Debt - Term Loan	S+350, 0.50% Floor	5/14/2031	6,052	6,052	6,086	(8)(14)
	First Lien Secured Debt - Delayed Draw	S+350, 0.50% Floor	5/14/2031	—	—	—	(8)(27)
					6,052	6,086
Ascensus
Mercury Borrower, Inc.	First Lien Secured Debt - Term Loan	S+361, 0.50% Floor	8/2/2028	41,780	41,498	41,864	(14)(15)
AssetMark
GTCR Everest Borrower, LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	6/3/2031	8,000	7,980	8,015	(8)(14)
Evelyn
Violin Finco Guernsey Limited	First Lien Secured Debt - Term Loan	SONIA+550, 0.00% Floor	6/24/2031	£79,678	100,071	99,714	(3)(4)(8)(10)(17)
	First Lien Secured Debt - Delayed Draw	SONIA+550, 0.00% Floor	6/24/2031	£—	(10)	(67)	(3)(4)(5)(8)(10)(11)(27)
					100,061	99,647
Nexity
Evoriel	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	4/2/2031	€43,574	46,013	45,732	(3)(4)(8)(10)(20)
	First Lien Secured Debt - Delayed Draw	E+525, 0.00% Floor	4/2/2031	€498	292	53	(3)(4)(8)(10)(11)(20)(27)
					46,305	45,785
Paymentsense
Hurricane Cleanco Limited	First Lien Secured Debt - Term Loan	12.50% (includes 6.25% PIK)	10/31/2029	£48,484	57,138	59,757	(3)(4)(8)(9)
PIB
Paisley Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	5/7/2031	£83,858	104,129	105,210	(3)(4)(8)(10)(17)
	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	5/7/2031	€28,797	30,749	30,609	(3)(4)(8)(10)(20)
	First Lien Secured Debt - Delayed Draw	SONIA+525, 0.00% Floor	5/31/2031	£—	(52)	(54)	(3)(4)(5)(8)(10)(11)(27)
					134,826	135,765
Stretto
Stretto, Inc.	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	10/13/2028	133,313	130,946	132,646	(4)(9)(14)
Tailwind Fire Flow
Tailwind Fire Flow Investor, LP	Common Equity - Membership Interest	N/A	N/A	100 Shares	101	101	(4)(8)
VEPF VII
VEPF VII Holdings, L.P.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	2/28/2028	19,776	19,707	19,776	(4)(8)(15)
		Total Financial Services			$674,618	$681,061

Financing
Singular Bank
Pluto Holdco Limited	First Lien Secured Debt - Term Loan	E+385, 0.00% Floor	11/30/2024	€12,500	$13,495	$13,286	(3)(4)(8)(10)(19)
		Total Financing			$13,495	$13,286

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Food Products
Nutpods
Green Grass Foods, Inc.	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	12/26/2029	$3,731	$3,661	$3,694	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	12/26/2029	—	(23)	(12)	(4)(5)(9)(11)(27)
Nutpods Holdings, Inc.	Common Equity - Stock	N/A	N/A	125 Shares	125	141	(4)(9)
		Total Food Products			$3,763	$3,823

Ground Transportation
Boasso
Channelside AcquisitionCo, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	6/30/2028	$40,130	$39,383	$40,029	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	6/30/2028	—	(28)	(11)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	7/1/2026	1,044	1,042	1,034	(4)(9)(11)(15)(27)
					40,397	41,052
First Student
First Student Bidco Inc.	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	7/21/2028	5,000	5,007	5,008	(15)
Transportation Insight
TI Intermediate Holdings, LLC	First Lien Secured Debt - Delayed Draw	S+460, 1.00% Floor	12/18/2024	7,349	7,349	6,945	(15)
		Total Ground Transportation			$52,753	$53,005

Health Care Equipment & Supplies
Catalent
Catalent Pharma Solutions, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	2/22/2028	$8,977	$8,918	$8,994	(8)(14)
CINC Systems
1475 Holdings, LLC	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	1/18/2030	3,929	3,854	3,857	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+575, 0.75% Floor	1/19/2030	—	(20)	(19)	(4)(5)(9)(11)(27)
					3,834	3,838
Corpuls
Heartbeat BidCo GmbH	First Lien Secured Debt - Term Loan	E+700, 0.50% Floor	6/28/2030	€20,000	21,436	21,205	(3)(4)(8)(9)(19)
Medline
Medline Borrower LP	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	10/23/2028	15,048	15,066	15,095	(14)(15)
Resonetics
Resonetics, LLC	First Lien Secured Debt - Term Loan	S+375, 0.75% Floor	6/6/2031	20,000	19,981	20,063	(14)
TerSera Therapeutics
TerSera Therapeutics LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	4/4/2029	16,877	16,528	16,877	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	4/4/2029	—	(27)	—	(4)(9)(11)(27)
					16,501	16,877

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Treace Medical Concepts
Treace Medical Concepts, Inc.	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	4/1/2027	7,292	7,269	7,128	(4)(8)(9)(14)(25)
	First Lien Secured Debt - Delayed Draw	S+610, 1.00% Floor	4/1/2027	—	—	(230)	(4)(5)(8)(9)(11)(25)(27)
	First Lien Secured Debt - Revolver	S+410, 1.00% Floor	4/1/2027	200	200	163	(4)(8)(9)(11)(14)(25)(27)
					7,469	7,061
Zest Dental Solutions
Zest Acquisition Corp.	First Lien Secured Debt - Term Loan	S+550, 0.00% Floor	2/8/2028	11,820	11,366	11,923	(15)
Zeus
Zeus Company LLC	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	2/28/2031	54,033	53,249	53,898	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	2/28/2031	—	(72)	(25)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	2/28/2030	—	(107)	(19)	(4)(5)(9)(11)(27)
					53,070	53,854
		Total Health Care Equipment & Supplies			$157,641	$158,910

Health Care Providers & Services
Advarra
Advarra Holdings, Inc.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	8/24/2029	$180,673	$178,149	$180,673	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	8/24/2029	—	(156)	—	(4)(9)(11)(27)
					177,993	180,673
Affordable Care
ACI Group Holdings, Inc.	First Lien Secured Debt - Term Loan	S+560, 0.75% Floor	8/2/2028	4,924	4,924	4,924	(4)(14)
All Star Healthcare
All Star Recruiting Locums, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	5/1/2030	6,957	6,820	6,817	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	5/1/2030	—	(17)	(17)	(4)(5)(11)(27)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	5/1/2030	—	(25)	(26)	(4)(5)(11)(27)
					6,778	6,774
Allied Benefit Systems
Allied Benefit Systems Intermediate LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	10/31/2030	78,422	77,326	78,422	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	10/31/2030		(98)	—	(4)(9)(11)(27)
					77,228	78,422
Athenahealth
Athenahealth Group Inc.	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	2/15/2029	54,196	53,453	54,086	(14)
CNSI
Acentra Holdings, LLC	First Lien Secured Debt - Term Loan	S+550, 0.50% Floor	12/17/2029	37,898	36,870	37,424	(4)(9)(15)
	First Lien Secured Debt - Term Loan	S+575, 0.50% Floor	12/17/2028	2,949	2,895	2,927	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 0.50% Floor	12/17/2029	—	(53)	(93)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+525, 0.50% Floor	12/17/2029	987	889	937	(4)(9)(11)(15)(27)
					40,601	41,195

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Concentra Health Services
Concentra Health Services Inc	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	6/26/2031	7,500	7,491	7,538	(14)
CoreTrust
Coretrust Purchasing Group LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	10/1/2029	37,800	36,957	37,422	(4)(14)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	10/1/2029	—	(85)	(79)	(4)(5)(11)(27)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	10/1/2029	—	(107)	(47)	(4)(5)(11)(27)
					36,765	37,296
Dental Care Alliance
DCA Investment Holding LLC	First Lien Secured Debt - Term Loan	S+641, 0.75% Floor	4/3/2028	2,438	2,438	2,438	(4)(15)
Eating Recovery Center
ERC Topco Holdings, LLC	First Lien Secured Debt - Term Loan	S+326 Cash (includes 3.25% PIK)	11/9/2028	35,020	35,020	21,975	(4)(15)
	First Lien Secured Debt - Term Loan	11.81% PIK	11/10/2028	281	281	177	(4)(15)
	First Lien Secured Debt - Revolver	S+576 Cash (includes 3.25% PIK)	11/10/2027	2,412	2,412	1,378	(4)(11)(15)(23)(27)
					37,713	23,530
ExamWorks
Electron BidCo Inc.	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	11/1/2028	4,987	4,990	4,992	(14)
Gainwell
Gainwell Acquisition Corp.	First Lien Secured Debt - Term Loan	S+410, 0.75% Floor	10/1/2027	50,318	49,201	48,849	(15)
Gateway Services
Gateway US Holdings, Inc.	First Lien Secured Debt - Term Loan	S+565, 0.75% Floor	9/22/2026	84,982	84,807	84,982	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+565, 0.75% Floor	9/22/2026	6,960	6,893	6,960	(4)(15)
	First Lien Secured Debt - Revolver	S+665, 0.75% Floor	9/22/2026	—	(3)	—	(4)(11)(27)
					91,697	91,942
Legacy.com
Lotus Topco Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	6/7/2030	11,765	11,590	11,588	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	6/7/2030	—	(44)	(88)	(4)(5)(11)(27)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	6/7/2030	—	(35)	(35)	(4)(5)(11)(27)
					11,511	11,465
Omega Healthcare
OMH-Healthedge Holdings, Inc.	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	10/8/2029	108,000	105,539	107,460	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	10/8/2029	—	(258)	(59)	(4)(5)(9)(11)(27)
					105,281	107,401

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Parexel
Phoenix Newco, Inc.	First Lien Secured Debt - Term Loan	S+336, 0.50% Floor	11/15/2028	24,885	24,854	24,967	(14)
Practice Plus Group
Practice Plus Group Bidco Limited / Practice Plus Group Holdings Limited	First Lien Secured Debt - Term Loan	SONIA+650, 0.50% Floor	11/27/2029	£5,000	6,168	6,162	(3)(4)(8)(9)(10)(17)
	First Lien Secured Debt - Term Loan	SONIA+625, 0.50% Floor	11/19/2029	£10,000	11,627	12,325	(3)(4)(8)(9)(10)(17)
					17,795	18,487
Public Partnerships
PPL Acquisition LLC	First Lien Secured Debt - Term Loan	S+635, 0.75% Floor	7/1/2028	8,500	8,326	8,203	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+635, 0.75% Floor	7/1/2028	—	(13)	(35)	(4)(5)(9)(11)(27)
PPL Equity LP	Preferred Equity - Preferred Stocks	N/A	N/A	50,000 Shares	50	3	(4)(9)
	Preferred Equity - Equity Unit	N/A	N/A	50,000 Shares	50	—	(4)(9)
					8,413	8,171
Smile Brands
Smile Brands Inc.	First Lien Secured Debt - Term Loan	S+811, 0.75% Floor	10/12/2027	7,372	7,372	7,151	(4)(15)
Team Select
TS Investors, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	5/4/2029	7,707	7,508	7,591	(4)(9)(14)
	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	5/4/2029	7,647	7,533	7,532	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+560, 1.00% Floor	5/4/2029	442	418	420	(4)(9)(11)(14)(27)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	11/4/2025	—	(18)	(35)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+560, 1.00% Floor	5/4/2029	—	(18)	(11)	(4)(5)(9)(11)(27)
					15,423	15,497
Tivity Health
Tivity Health, Inc.	First Lien Secured Debt - Term Loan	S+600, 0.75% Floor	6/28/2029	112,988	111,647	112,423	(4)(9)(14)
US Fertility
US Fertility Enterprises, LLC	First Lien Secured Debt - Term Loan	S+660, 1.00% Floor	12/21/2027	10,872	10,655	10,790	(4)(9)(16)
	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	12/21/2027	620	611	611	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+635, 1.00% Floor	12/21/2027	32	30	31	(4)(9)(11)(16)(27)
					11,296	11,432
		Total Health Care Providers & Services			$904,864	$899,653

Health Care Technology
Clario
eResearchTechnology, Inc.	First Lien Secured Debt - Term Loan	S+411, 1.00% Floor	2/4/2027	$19,871	$19,406	$19,992	(14)
Imprivata
Imprivata, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.50% Floor	12/1/2027	7,959	7,987	8,009	(15)
Novotech
Novotech SG Holdings Pte. Ltd./ Novotech Aus Bidco Pty Ltd/Novotech Holdings USA LLC	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	6/27/2031	42,857	42,322	42,321	(4)(8)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 0.00% Floor	6/27/2031	—	(89)	(89)	(4)(5)(8)(11)(27)
					42,233	42,232

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)		Cost (28)	Fair Value (1)(29)
Press Ganey
Azalea TopCo, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	4/30/2031		20,000	19,858	20,010	(14)
Wellsky
Project Ruby Ultimate Parent Corp.	First Lien Secured Debt - Term Loan	S+361, 0.00% Floor	3/10/2028		41,895	41,700	42,045	(14)
		Total Health Care Technology				$131,184	$132,288

Hotels, Restaurants & Leisure
Bally's
Bally's Corp	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	10/2/2028		$499	$481	$475	(8)(15)
Caesars Entertainment
Caesars Entertainment, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	2/6/2031		33,915	33,834	33,984	(8)(15)
Delivery Hero
Delivery Hero Finco Germany GmbH	First Lien Secured Debt - Term Loan	K+575, 0.00% Floor	8/12/2027	₩	195,000,000	138,436	141,664	(3)(4)(8)(9)(18)
Delivery Hero SE	Unsecured Debt - Convertible Bond	3.25%	2/21/2030		€100	95	93	(3)(8)(9)
						138,531	141,757
Fertitta Entertainment
Fertitta Entertainment LLC/NV	First Lien Secured Debt - Term Loan	S+375, 0.50% Floor	1/27/2029		4,987	4,999	4,999	(15)
JOA
Joker Holdco 3 S.a r.l.	First Lien Secured Debt - Term Loan	E+600, 0.00% Floor	4/19/2031		€137,000	143,109	143,786	(3)(4)(8)(10)(19)
PARS
PARS Group LLC	First Lien Secured Debt - Term Loan	S+685, 1.50% Floor	4/3/2028		8,935	8,835	8,823	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+685, 1.50% Floor	4/3/2028		—	—	(12)	(4)(5)(9)(27)
						8,835	8,811
Scientific Games Lottery
Scientific Games Holdings LP	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	4/4/2029		14,975	14,969	14,962	(14)(15)
Sky Zone
CircusTrix Holdings LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	7/18/2028		12,486	12,221	12,486	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+650, 1.00% Floor	7/18/2028		1,290	1,260	1,290	(4)(9)(11)(14)(27)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	7/18/2028		—	(16)	—	(4)(9)(11)(27)
						13,465	13,776
		Total Hotels, Restaurants & Leisure				$358,223	$362,550

Household Durables
Ergotron
Ergotron Acquisition, LLC	First Lien Secured Debt - Term Loan	S+586, 0.75% Floor	7/6/2028		$9,776	$9,633	$9,678	(4)(14)
Ergotron Investments, LLC	Common Equity - Equity Unit	N/A	N/A		500 Shares	50	54	(4)
						9,683	9,732

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
HOV
K Hovnanian Enterprises Inc	First Lien Secured Debt - Revolver	S+450, 3.00% Floor	6/30/2026	—	(3,100)	(3,150)	(4)(5)(8)(9)(11)(27)
	First Lien Secured Debt - Corporate Bond	11.75%	9/30/2029	1,950	1,901	2,165	(8)(9)
	First Lien Secured Debt - Corporate Bond	8.00%	9/30/2028	2,000	1,982	2,018	(8)(9)
					783	1,033
Polywood
Poly-Wood, LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	3/20/2030	122,602	119,936	119,843	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	3/20/2030	—	(248)	(259)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	3/20/2030	—	(495)	(519)	(4)(5)(9)(11)(27)
					119,193	119,065
Weber-Stephen Products
Weber-Stephen Products LLC	First Lien Secured Debt - Term Loan	S+325, 0.75% Floor	10/30/2027	4,984	4,648	4,648	(15)
		Total Household Durables			$134,307	$134,478

Household Products
Action
Peer Holding III B.V.	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	6/23/2031	$15,000	$15,000	$15,034	(8)(14)
Advantice Health
Jazz AH Holdco, LLC	First Lien Secured Debt - Term Loan	S+510, 0.75% Floor	4/3/2028	7,074	7,074	6,937	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+510, 0.75% Floor	4/3/2028	119	119	109	(4)(16)(27)
	First Lien Secured Debt - Revolver	S+510, 0.75% Floor	4/3/2028	240	231	225	(4)(11)(16)(27)
					7,424	7,271
Ardagh
Ardagh Group S.A.	First Lien Secured Debt - Term Loan	8.88%	6/13/2029	€99,000	104,974	104,699	(3)(4)(8)(10)
		Total Household Products			$127,398	$127,004

Independent Power & Renewable Electricity Producers
Esdec
Esdec Solar Group B.V.	First Lien Secured Debt - Term Loan	E+600, 0.50% Floor	8/30/2028	€48,384	$53,389	$50,133	(3)(4)(8)(9)(19)
	First Lien Secured Debt - Delayed Draw	E+600, 0.50% Floor	8/30/2028	€—	(168)	(566)	(3)(4)(5)(8)(9)(11)(27)
		Total Independent Power & Renewable Electricity Producers			$53,221	$49,567

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Insurance
Alera Group
Alera Group, Inc.	First Lien Secured Debt - Term Loan	S+660, 0.75% Floor	10/2/2028	$13,100	$12,900	$13,100	(4)(9)(14)
	First Lien Secured Debt - Term Loan	S+535, 0.75% Floor	10/2/2028	12,742	12,506	12,742	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+660, 0.75% Floor	10/2/2028	26,278	25,885	26,278	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+585, 0.75% Floor	10/2/2028	6,454	6,249	6,454	(4)(9)(11)(14)(27)
	First Lien Secured Debt - Delayed Draw	S+535, 0.75% Floor	10/2/2028	3,612	3,542	3,612	(4)(9)(14)
					61,082	62,186
Alliant Holdings
Alliant Holdings Intermediate, LLC	First Lien Secured Debt - Term Loan	S+350, 0.50% Floor	11/6/2030	4,987	5,006	5,005	(14)
Ardonagh
Ardonagh Group Finco Pty Ltd	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	2/17/2031	25,000	24,875	24,984	(8)(14)
AssuredPartners
AssuredPartners, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.50% Floor	2/14/2031	45,750	45,681	45,921	(14)
Asurion
Asurion, LLC	First Lien Secured Debt - Term Loan	S+336, 0.00% Floor	7/31/2027	27,349	27,191	26,926	(14)
	First Lien Secured Debt - Term Loan	S+411, 0.00% Floor	8/19/2028	9,975	9,887	9,878	(15)
	First Lien Secured Debt - Term Loan	S+336, 0.00% Floor	12/23/2026	9,762	9,703	9,694	(14)(15)
					46,781	46,498
Higginbotham
Higginbotham Insurance Agency, Inc.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	11/24/2028	19,586	19,586	19,586	(4)(14)
	First Lien Secured Debt - Delayed Draw	S+560, 1.00% Floor	11/24/2028	26,019	25,869	26,019	(4)(14)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	11/24/2028	2,560	2,439	2,330	(4)(11)(14)(27)
					47,894	47,935
Howden Group
Hyperion Refinance Sarl	First Lien Secured Debt - Term Loan	S+350, 0.50% Floor	2/15/2031	39,401	39,211	39,536	(8)(14)
Hub International
Hub International Limited	First Lien Secured Debt - Term Loan	S+325, 0.75% Floor	6/20/2030	4,988	5,005	5,004	(14)
Patriot Growth Insurance Services
Patriot Growth Insurance Services, LLC	First Lien Secured Debt - Term Loan	S+565, 0.75% Floor	10/16/2028	31,979	31,979	31,979	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+575, 0.75% Floor	10/16/2028	1,835	1,782	1,835	(4)(11)(15)(27)
	First Lien Secured Debt - Revolver	S+565, 0.75% Floor	10/16/2028	—	—	—	(4)(11)(27)
					33,761	33,814

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Risk Strategies
Accession Risk Management Group, Inc.	First Lien Secured Debt - Term Loan	S+565, 0.75% Floor	11/1/2029	47,288	47,160	47,288	(4)(15)
	First Lien Secured Debt - Term Loan	S+600, 0.75% Floor	11/1/2029	5,332	5,315	5,332	(4)(14)
	First Lien Secured Debt - Delayed Draw	S+600, 0.75% Floor	11/1/2029	640	622	640	(4)(11)(15)(27)
	First Lien Secured Debt - Revolver	S+565, 0.75% Floor	11/1/2029	—	(3)	—	(4)(11)(27)
					53,094	53,260
Safe-Guard
SG Acquisition, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	4/3/2030	104,302	102,823	103,259	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	4/3/2030	—	(67)	(69)	(4)(5)(9)(11)(27)
					102,756	103,190
Sedgwick
Sedgwick Claims Management Services, Inc.	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	2/24/2028	9,975	9,950	9,998	(8)(15)
Truist
Truist Insurance Holdings, LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	5/6/2031	25,000	24,966	25,085	(15)
	First Lien Secured Debt - Revolver	S+350, 0.00% Floor	3/22/2029	2,116	1,573	1,557	(4)(11)(15)(27)
					26,539	26,642
		Total Insurance			$501,635	$503,973

IT Services
Anaplan
Anaplan, Inc.	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	6/21/2029	$159,692	$157,267	$159,692	(4)(10)(15)
	First Lien Secured Debt - Revolver	S+575, 0.75% Floor	6/21/2028	—	(121)	—	(4)(10)(11)(27)
					157,146	159,692
Astek
Financiere Astek	First Lien Secured Debt - Term Loan	E+650, 0.00% Floor	4/25/2031	€50,293	52,503	52,380	(3)(4)(8)(10)(19)
	First Lien Secured Debt - Delayed Draw	E+650, 0.00% Floor	4/25/2031	€5,049	5,041	4,791	(3)(4)(8)(10)(11)(19)(27)
					57,544	57,171
Genesys Cloud
Greeneden U.S. Holdings II, LLC	First Lien Secured Debt - Term Loan	S+361, 0.75% Floor	12/1/2027	11,126	11,144	11,192	(14)
	First Lien Secured Debt - Term Loan	S+386, 0.75% Floor	12/1/2027	7,731	7,713	7,793	(14)(15)
					18,857	18,985
Peraton
Peraton Corp.	First Lien Secured Debt - Term Loan	S+385, 0.75% Floor	2/1/2028	40,482	40,525	40,535	(14)
Vensure
Vensure Employer Services, Inc.	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	3/26/2027	27,011	26,728	27,011	(4)(11)(15)(27)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Version 1
Investment Company 24 Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+515, 0.00% Floor	7/11/2029	£6,559	7,650	8,208	(3)(4)(8)(9)(17)
	First Lien Secured Debt - Term Loan	E+515, 0.00% Floor	7/11/2029	€4,029	3,971	4,272	(3)(4)(8)(9)(19)
	First Lien Secured Debt - Delayed Draw	E+575, 0.00% Floor	7/11/2029	€1,377	1,345	1,460	(3)(4)(8)(9)(20)
	First Lien Secured Debt - Delayed Draw	E+625, 0.00% Floor	7/11/2029	€872	857	869	(3)(4)(8)(9)(11)(20)(27)
					13,823	14,809
Virtusa
Virtusa Corporation	First Lien Secured Debt - Term Loan	S+325, 0.75% Floor	2/15/2029	12,844	12,859	12,895	(14)(15)
		Total IT Services			$327,482	$331,098

Leisure Products
Amer Sports
Amer Sports Company	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	2/17/2031	$4,929	$4,905	$4,966	(8)(15)
Lime
Neutron Holdings, Inc.	First Lien Secured Debt - Term Loan	10.00%	9/30/2026	75,000	73,830	74,438	(4)(9)
Peloton
Peloton Interactive, Inc.	First Lien Secured Debt - Term Loan	S+600, 0.00% Floor	5/23/2029	73,250	72,528	73,451	(8)(10)(14)
Varsity Brands
Hercules Achievement Inc / Varsity Brands Holding Co Inc	First Lien Secured Debt - Corporate Bond	S+650, 1.00% Floor	12/15/2026	139,500	137,790	139,849	(4)(9)(15)
Varsity Brands Holding Co., Inc.	First Lien Secured Debt - Term Loan	S+511, 1.00% Floor	12/15/2026	9,454	9,503	9,563	(9)(14)
					147,293	149,412
		Total Leisure Products			$298,556	$302,267

Life Sciences Tools & Services
Curia
Curia Global, Inc.	First Lien Secured Debt - Term Loan	S+385, 0.75% Floor	8/30/2026	$27,269	$26,063	$25,755	(15)
		Total Life Sciences Tools & Services			$26,063	$25,755

Machinery
Carlisle Fluid Technologies
LSF12 Donnelly Bidco, LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	10/2/2029	$14,888	$14,549	$14,593	(4)(9)(14)
Charter Next Generation
Charter Next Generation, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.75% Floor	12/1/2027	19,750	19,812	19,806	(14)
Circor
Cube Industrials Buyer, Inc./Cube A&D Buyer Inc.	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	10/18/2030	92,785	90,626	92,552	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	10/18/2029	—	(232)	(161)	(4)(5)(9)(11)(27)
					90,394	92,391

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Duravant
Engineered Machinery Holdings, Inc.	First Lien Secured Debt - Term Loan	S+401, 0.75% Floor	5/19/2028	29,865	29,724	30,021	(15)
Husky Technologies
Titan Acquisition Ltd of Canada	First Lien Secured Debt - Term Loan	S+500, 0.00% Floor	2/15/2029	40,436	39,910	40,579	(8)(16)
JPW
JPW Industries Holding Corporation	First Lien Secured Debt - Term Loan	S+588, 2.00% Floor	11/22/2028	116,415	113,781	114,087	(4)(9)(15)
ProMach
Pro Mach Group, Inc.	First Lien Secured Debt - Term Loan	S+361, 1.00% Floor	8/31/2028	17,893	17,970	18,005	(14)
		Total Machinery			$326,140	$329,482

Marine Transportation
Meritus Gas Partners
MGP Holdings III Corp.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	3/1/2030	$19,715	$19,337	$19,321	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	3/1/2030	1,650	1,566	1,485	(4)(9)(11)(15)(27)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	3/1/2030	—	(37)	(39)	(4)(5)(9)(11)(27)
		Total Marine Transportation			$20,866	$20,767

Media
Accelerate360
Accelerate360 Holdings, LLC	First Lien Secured Debt - Term Loan	S+576, 1.00% Floor	2/11/2027	$63,586	$63,586	$63,586	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+576, 1.00% Floor	2/11/2027	25,473	25,473	25,473	(4)(9)(11)(15)(27)
					89,059	89,059
Advantage Sales
Advantage Sales & Marketing Inc.	First Lien Secured Debt - Term Loan	S+451, 0.75% Floor	10/28/2027	30,927	30,786	30,202	(15)
Associa
Associations Inc.	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	7/2/2028	17,517	17,500	17,499	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+675, 1.00% Floor	7/2/2028	—	(1)	(1)	(4)(5)(27)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	7/2/2028	—	(1)	(1)	(4)(5)(11)(27)
					17,498	17,497
Cablevision Systems
CSC Holdings, LLC	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	1/18/2028	116,947	112,803	112,686	(8)(14)
	First Lien Secured Debt - Revolver	S+225, 0.00% Floor	7/13/2027	100	80	83	(8)(14)(27)
					112,883	112,769
Clear Channel International
Clear Channel International B.V.	First Lien Secured Debt - Term Loan	S+225, 5.25% Floor	8/5/2027	30,000	29,709	29,700	(4)(8)(15)
Dish Network
DISH Network Corp	Unsecured Debt - Convertible Bond	0.00%	12/15/2025	100	76	74
	Unsecured Debt - Convertible Bond	3.38%	8/15/2026	100	64	63
					140	137

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Escalent
M&M OPCO, LLC	First Lien Secured Debt - Term Loan	S+810, 1.00% Floor	4/7/2029	9,405	9,164	9,334	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+810, 1.00% Floor	4/7/2029	—	(11)	(4)	(4)(5)(9)(11)(27)
					9,153	9,330
Gannett
Gannett Holdings, LLC	First Lien Secured Debt - Term Loan	S+511, 0.50% Floor	10/15/2026	48,435	48,312	47,648	(8)(14)
	First Lien Secured Debt - Corporate Bond	6.00%	11/1/2026	8,499	7,763	8,126	(8)
					56,075	55,774
Material+
Material Holdings, LLC	First Lien Secured Debt - Term Loan	S+610, 0.75% Floor	8/19/2027	7,368	7,368	6,613	(4)
McGraw Hill
McGraw-Hill Education, Inc.	First Lien Secured Debt - Term Loan	S+486, 0.50% Floor	7/28/2028	49,811	48,877	49,959	(15)
Wood Mackenzie
Planet US Buyer LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	2/7/2031	13,000	12,968	13,099	(9)(14)(15)
		Total Media			$414,516	$414,139

Oil, Gas & Consumable Fuels
Brookfield Infrastructure Partners
BIP Pipeco Holdings LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	12/6/2030	$10,000	$10,035	$10,033	(14)(15)
Buckeye Partners
Buckeye Partners, L.P.	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	11/1/2026	4,983	4,993	4,993	(14)
		Total Oil, Gas & Consumable Fuels			$15,028	$15,026

Personal Care Products
Heat Makes Sense
Amika OpCo LLC	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	7/1/2029	$34,825	$34,183	$34,999	(4)(9)(16)
	First Lien Secured Debt - Term Loan	S+540, 0.75% Floor	7/1/2029	7,891	7,765	7,851	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+565, 0.75% Floor	7/1/2028	—	(22)	(8)	(4)(5)(9)(11)(27)
Ishtar Co-Invest-B LP	Common Equity - Stock	N/A	N/A	39 Shares	22	—	(4)(9)
Oshun Co-Invest-B LP	Common Equity - Stock	N/A	N/A	11 Shares	11	—	(4)(9)
					41,959	42,842
KDC
KDC/ONE Development Corporation, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	8/15/2028	32,795	32,324	32,925	(8)(10)(14)(15)
PDC Brands
Parfums Holding Company, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	6/27/2030	165,570	163,917	163,914	(4)(15)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	6/27/2029	—	(102)	(103)	(4)(5)(11)(27)
					163,815	163,811

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Revlon
Revlon Intermediate Holdings IV LLC	First Lien Secured Debt - Revolver	P+461, 1.75% Floor	5/2/2026	14,892	13,867	14,892	(4)(9)(11)(14)(23)(27)
RoC Skincare
RoC Holdco LLC	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	2/21/2031	25,546	25,053	25,035	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	2/21/2030	—	(83)	(88)	(4)(5)(9)(11)(27)
					24,970	24,947
		Total Personal Care Products			$276,935	$279,417

Pharmaceuticals
Alcresta
Alcresta Holdings, LP	Preferred Equity - Preferred Stocks	N/A	N/A	$116 Shares	$116	$119	(4)(9)
	Preferred Equity - Equity Unit	N/A	N/A	1,176 Shares	1	1	(4)(9)
Alcresta Therapeutics Inc.	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	3/12/2030	4,639	4,549	4,546	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	3/31/2030	—	(83)	(87)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	3/31/2029	—	(16)	(17)	(4)(5)(9)(11)(27)
					4,567	4,562
Bausch Health
Bausch Health Companies Inc.	First Lien Secured Debt - Term Loan	S+535, 0.50% Floor	2/1/2027	107,331	99,288	98,224	(8)(14)
	First Lien Secured Debt - Corporate Bond	5.50%	11/1/2025	1,000	916	934	(8)
					100,204	99,158
Ceva
Financiere Mendel SASU	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	11/12/2030	8,728	8,646	8,773	(8)(14)
Eversana
LSCS Holdings, Inc.	First Lien Secured Debt - Term Loan	S+461, 0.50% Floor	12/16/2028	23,106	22,883	22,890	(14)
ExactCare
ExactCare Parent, Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	11/5/2029	40,472	39,449	40,270	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	11/5/2029	—	(109)	(22)	(4)(5)(9)(11)(27)
					39,340	40,248
Rarebreed
Rarebreed Veterinary Partners, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	4/18/2030	15,116	14,821	14,814	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	4/18/2030	9,557	9,324	8,922	(4)(11)(15)(27)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	4/18/2030	—	(112)	(116)	(4)(5)(11)(27)
					24,033	23,620
		Total Pharmaceuticals			$199,673	$199,251

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Professional Services
EAB
EAB Global, Inc.	First Lien Secured Debt - Term Loan	S+336, 0.50% Floor	8/16/2028	$64,184	$63,997	$64,200	(14)
Grant Thornton
Grant Thornton LLP of Chicago	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	6/2/2031	13,500	13,500	13,555	(15)
Kroll
Deerfield Dakota Holding, LLC	First Lien Secured Debt - Term Loan	S+375, 1.00% Floor	4/9/2027	52,498	52,226	52,537	(15)
VFS Global
Speed Midco 3 S.A R.L.	First Lien Secured Debt - Term Loan	E+495, 0.00% Floor	5/16/2029	€115,020	123,134	123,180	(3)(4)(8)(9)(19)
	First Lien Secured Debt - Term Loan	S+495, 0.00% Floor	5/16/2029	54,980	54,980	54,980	(4)(8)(9)(15)
	First Lien Secured Debt - Term Loan	SONIA+495, 0.00% Floor	5/16/2029	£31,767	40,229	40,157	(3)(4)(8)(9)(17)
					218,343	218,317
		Total Professional Services			$348,066	$348,609

Real Estate Management & Development
3Phase Elevator
Polyphase Elevator Holding Company	First Lien Secured Debt - Term Loan	S+610 Cash (includes 5.00% PIK)	6/23/2027	$3,517	$3,517	$3,121	(4)(15)
Pritchard Industries
Pritchard Industries, LLC	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	10/13/2027	6,353	6,353	6,242	(4)(16)
Redfin
Redfin Corporation	First Lien Secured Debt - Term Loan	S+575, 1.50% Floor	10/20/2028	63,024	61,264	61,606	(4)(8)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+575, 1.50% Floor	10/20/2028	63,341	61,590	61,916	(4)(8)(9)(15)
					122,854	123,522
		Total Real Estate Management & Development			$132,724	$132,885

Semiconductors & Semiconductor Equipment
Wolfspeed
Wolfspeed, Inc.	First Lien Secured Debt - Corporate Bond	9.88%	6/23/2030	$120,000	$115,697	$116,724	(4)(8)(9)
		Total Semiconductors & Semiconductor Equipment			$115,697	$116,724

Software
Accela
Accela, Inc.	First Lien Secured Debt - Term Loan	S+600, 0.75% Floor	9/3/2030	$18,286	$17,950	$18,377	(4)(9)(14)
	First Lien Secured Debt - Revolver	S+600, 0.75% Floor	9/3/2030	400	370	400	(4)(9)(11)(14)(27)
					18,320	18,777

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Access Group
Armstrong Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	6/28/2029	£27,600	32,987	34,279	(3)(4)(8)(17)
	First Lien Secured Debt - Delayed Draw	SONIA+525, 0.00% Floor	6/28/2029	£14,400	17,231	17,884	(3)(4)(8)(17)
					50,218	52,163
Alteryx
Azurite Intermediate Holdings, Inc.	First Lien Secured Debt - Term Loan	S+650, 0.75% Floor	3/19/2031	20,144	19,852	19,842	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+650, 0.75% Floor	3/19/2031	29,300	28,757	28,613	(4)(9)(11)(14)(27)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	3/19/2031	—	(106)	(110)	(4)(5)(9)(11)(27)
					48,503	48,345
Avalara
Avalara, Inc.	First Lien Secured Debt - Term Loan	S+725, 0.75% Floor	10/19/2028	136,364	133,689	137,386	(4)(15)
	First Lien Secured Debt - Revolver	S+725, 0.75% Floor	10/19/2028	—	(246)	—	(4)(11)(27)
					133,443	137,386
AVI-SPL
A&V Holdings Midco, LLC	First Lien Secured Debt - Term Loan	S+500, 0.00% Floor	6/6/2031	178,269	175,613	175,595	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.00% Floor	6/6/2026	—	(265)	(267)	(4)(5)(11)(27)
	First Lien Secured Debt - Revolver	S+500, 0.00% Floor	6/6/2031	—	—	—	(4)(11)(27)
					175,348	175,328
BMC Software
Boxer Parent Company Inc.	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	12/29/2028	11,940	11,940	11,979	(14)
Certinia
Certinia Inc	First Lien Secured Debt - Term Loan	S+725, 1.00% Floor	8/3/2029	30,294	29,484	29,461	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+725, 1.00% Floor	8/3/2029	—	(103)	(111)	(4)(5)(9)(11)(27)
					29,381	29,350
Citrix
Cloud Software Group, Inc.	First Lien Secured Debt - Term Loan	S+400, 0.50% Floor	3/30/2029	44,879	42,092	44,899	(15)
	First Lien Secured Debt - Term Loan	S+461, 0.50% Floor	3/21/2031	10,000	9,927	10,040	(15)
					52,019	54,939
Consilio
Skopima Consilio Parent LLC	First Lien Secured Debt - Term Loan	S+461, 0.50% Floor	5/12/2028	24,875	24,448	24,953	(14)
	First Lien Secured Debt - Term Loan	S+411, 0.50% Floor	5/12/2028	10,543	10,528	10,547	(14)
					34,976	35,500
Coupa Software
Coupa Software Incorporated	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	2/27/2030	55,284	54,087	55,423	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	2/27/2030	—	(50)	—	(4)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	2/27/2029	—	(74)	(38)	(4)(5)(9)(11)(27)
					53,963	55,385

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
DigiCert
Dcert Buyer, Inc.	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	10/16/2026	54,703	54,428	53,438	(14)
Duck Creek Technologies
Disco Parent, LLC	First Lien Secured Debt - Term Loan	S+750, 1.00% Floor	3/30/2029	21,392	20,940	21,553	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+750, 1.00% Floor	3/30/2029	—	(43)	—	(4)(9)(11)(27)
					20,897	21,553
Flexera
Flexera Software LLC	First Lien Secured Debt - Term Loan	S+361, 0.75% Floor	3/3/2028	34,016	34,024	34,186	(15)
G2CI
Evergreen IX Borrower 2023, LLC	First Lien Secured Debt - Term Loan	S+600, 0.75% Floor	9/30/2030	90,816	88,716	90,816	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+600, 0.75% Floor	10/1/2029	—	(221)	—	(4)(9)(11)(27)
					88,495	90,816
GrayMatter
Genius Bidco LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	5/1/2030	4,639	4,548	4,546	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	5/1/2030	—	(17)	(17)	(4)(5)(11)(27)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	5/1/2030	—	(23)	(23)	(4)(5)(11)(27)
	Common Equity - Equity Unit	N/A	N/A	773 Shares	77	77	(4)
					4,585	4,583
GTreasury
G Treasury SS LLC	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	6/29/2029	8,571	8,422	8,443	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+600, 1.00% Floor	6/29/2029	—	(78)	(140)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	6/29/2029	—	(36)	(32)	(4)(5)(9)(11)(27)
					8,308	8,271
Infoblox
Delta Topco, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	11/30/2029	19,500	19,459	19,514	(15)
Instem
Ichor Management Limited	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	12/8/2029	9,232	9,017	8,909	(4)(8)(9)(15)
	First Lien Secured Debt - Delayed Draw	SONIA+550, 1.00% Floor	12/7/2029	£—	(44)	(136)	(3)(4)(5)(8)(9)(11)(17)(27)
	First Lien Secured Debt - Revolver	SONIA+550, 1.00% Floor	12/7/2029	£1,264	1,544	1,533	(3)(4)(8)(9)(11)(17)(27)
					10,517	10,306
Jagex
Janus Bidco Limited	First Lien Secured Debt - Term Loan	S+600, 0.00% Floor	5/13/2031	68,523	66,835	66,810	(4)(8)(10)(16)
	First Lien Secured Debt - Term Loan	SONIA+600, 0.00% Floor	5/13/2031	£3,083	3,768	3,800	(3)(4)(8)(10)(17)
	First Lien Secured Debt - Delayed Draw	SONIA+600, 0.00% Floor	5/13/2031	£—	(241)	(251)	(3)(4)(5)(8)(10)(11)(17)(27)
					70,362	70,359

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Medallia
Medallia, Inc.	First Lien Secured Debt - Term Loan	S+660 Cash (includes 4.00% PIK)	10/29/2028	38,810	38,199	38,810	(4)(9)(15)
Mitchell
Mitchell International, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	6/17/2031	33,000	32,829	32,760	(14)
New Relic
Crewline Buyer, Inc.	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	11/8/2030	41,900	40,917	41,900	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	11/8/2030	—	(99)	—	(4)(9)(11)(27)
					40,818	41,900
Paessler
Blitz 24-34 GmbH	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	5/3/2031	47,903	47,432	47,424	(4)(8)(15)
	First Lien Secured Debt - Delayed Draw	S+600, 1.00% Floor	5/3/2030	—	(35)	(35)	(4)(5)(8)(11)(27)
					47,397	47,389
Ping Identity
Ping Identity Holding Corp.	First Lien Secured Debt - Term Loan	S+700, 0.75% Floor	10/17/2029	22,727	22,259	22,614	(4)(14)
	First Lien Secured Debt - Revolver	S+700, 0.75% Floor	10/17/2028	—	(41)	(11)	(4)(5)(11)(27)
					22,218	22,603
Recorded Future
Recorded Future, Inc.	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	6/28/2030	151,054	149,546	149,544	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+575, 0.75% Floor	6/28/2030	—	(349)	(350)	(4)(5)(11)(27)
	First Lien Secured Debt - Revolver	S+575, 0.75% Floor	6/28/2030	—	(164)	(164)	(4)(5)(11)(27)
					149,033	149,030
Relativity
Relativity ODA LLC	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	5/12/2027	29,262	28,553	28,970	(4)(14)
	First Lien Secured Debt - Revolver	S+610, 1.00% Floor	5/12/2027	—	(39)	(25)	(4)(5)(11)(27)
					28,514	28,945
Solera
Polaris Newco, LLC	First Lien Secured Debt - Term Loan	S+426, 0.50% Floor	6/2/2028	47,600	47,388	47,638	(15)
Stamps.com
Auctane, Inc.	First Lien Secured Debt - Term Loan	S+585, 0.75% Floor	10/5/2028	31,769	31,345	31,769	(4)(9)(15)
Sunfire
Spark Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	4/1/2031	8,649	8,479	8,476	(4)(15)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	4/1/2030	—	(26)	(27)	(4)(5)(11)(27)
					8,453	8,449

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
UKG
UKG Inc.	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	2/10/2031	13,780	13,811	13,847	(14)
Veeam Software
VS Buyer, LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	4/12/2031	18,791	18,782	18,861	(14)
Verscend
Cotiviti, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	5/1/2031	34,913	34,763	34,825	(14)
Waystar
Navicure, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	10/22/2029	13,202	13,187	13,235	(4)(8)(14)
Zendesk
Zendesk, Inc.	First Lien Secured Debt - Term Loan	S+625, 0.75% Floor	11/22/2028	145,759	143,532	145,759	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+650, 0.75% Floor	11/22/2028	—	(262)	—	(4)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	11/22/2028	—	(215)	—	(4)(9)(11)(27)
					143,055	145,759
		Total Software			$1,588,978	$1,607,998

Special Purpose Entity
48forty Solutions
Alpine Acquisition Corp II	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	11/30/2026	$7,350	$7,350	$6,725	(4)(14)
		Total Special Purpose Entity			$7,350	$6,725

Specialty Retail
EG Group
EG Global Finance PLC	First Lien Secured Debt - Corporate Bond	S+750 Cash (includes 6.43% PIK)	11/30/2028	$116,160	$112,043	$119,645	(4)(8)(13)
EG Group Limited	First Lien Secured Debt - Term Loan	S+550, 0.00% Floor	2/7/2028	5,844	5,766	5,783	(8)(15)
					117,809	125,428
Golden Hippo
Altern Marketing, LLC	First Lien Secured Debt - Term Loan	S+600, 2.00% Floor	6/13/2028	55,529	54,606	55,668	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+600, 2.00% Floor	6/13/2028	—	(151)	—	(4)(9)(11)(27)
					54,455	55,668
PetSmart
PetSmart LLC	First Lien Secured Debt - Term Loan	S+385, 0.75% Floor	2/11/2028	9,725	9,729	9,709	(14)
Tailored Brands
The Men's Wearhouse, LLC	First Lien Secured Debt - Term Loan	S+650, 0.00% Floor	2/26/2029	123,644	120,123	123,438	(15)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)		Cost (28)	Fair Value (1)(29)
Village Pet Care
Village Pet Care, LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	9/22/2029		909	893	895	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+650, 1.00% Floor	9/22/2029		545	509	491	(4)(9)(11)(15)(27)
	First Lien Secured Debt - Revolver	P+650, 1.00% Floor	9/22/2029		245	237	239	(4)(9)(11)(23)(27)
						1,639	1,625
		Total Specialty Retail				$303,755	$315,868

Technology Hardware, Storage & Peripherals
Biamp
Biamp	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	4/30/2030		$43,890	$43,030	$43,013	(4)(15)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	4/30/2030		200	83	80	(4)(11)(14)(27)
						43,113	43,093
Forterro
Yellow Castle AB	First Lien Secured Debt - Term Loan	E+475, 0.00% Floor	7/9/2029		€9,802	9,775	10,418	(3)(4)(8)(19)
	First Lien Secured Debt - Term Loan	SARON+475, 0.00% Floor	7/9/2029	₣	3,296	3,320	3,641	(3)(4)(8)(21)
	First Lien Secured Debt - Term Loan	STIBOR+475, 0.00% Floor	7/9/2029	kr	34,792	3,240	3,258	(3)(4)(8)(22)
	First Lien Secured Debt - Delayed Draw	E+475, 0.00% Floor	7/9/2029		€4,873	6,252	4,894	(3)(4)(8)(11)(19)(27)
						22,587	22,211
		Total Technology Hardware, Storage & Peripherals				$65,700	$65,304

Textiles, Apparel & Luxury Goods
Authentic Brands
ABG Intermediate Holdings 2 LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	12/21/2028		$25,393	$25,192	$25,447	(14)
	First Lien Secured Debt - Delayed Draw	S+275, 0.00% Floor	12/21/2028		—	18	—	(11)(27)
						25,210	25,447
Gruppo Florence
Made in Italy 2 S.P.A.	First Lien Secured Debt - Corporate Bond	E+675, 0.00% Floor	10/17/2030		€74,500	76,882	79,387	(3)(4)(8)(9)(19)
Iconix Brand Group
IBG Borrower LLC	First Lien Secured Debt - Term Loan	S+615, 1.00% Floor	8/22/2029		77,264	76,106	76,492	(4)(9)(15)
	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	8/22/2029		13,176	13,047	13,044	(4)(9)(15)
						89,153	89,536
		Total Textiles, Apparel & Luxury Goods				$191,245	$194,370

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Trading Companies & Distributors
Foundation Building Materials
Foundation Building Materials, Inc.	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	1/29/2031	$24,938	$24,740	$24,869	(15)
		Total Trading Companies & Distributors			$24,740	$24,869

Transportation Infrastructure
Alliance Ground International
AGI-CFI Holdings, Inc.	First Lien Secured Debt - Term Loan	S+590, 0.75% Floor	6/11/2027	$9,800	$9,670	$9,776	(4)(15)(16)
	First Lien Secured Debt - Term Loan	S+565, 0.75% Floor	6/11/2027	7,330	7,330	7,312	(4)(15)(16)
					17,000	17,088
GAT
GAT-Airline Ground Support Inc	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	5/9/2029	15,238	15,015	15,010	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	5/9/2026	—	(17)	(18)	(4)(5)(11)(27)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	5/9/2029	635	600	599	(4)(11)(15)(27)
					15,598	15,591
		Total Transportation Infrastructure			$32,598	$32,679

		Total Investments before Cash Equivalents			$10,995,734	$11,033,070	(2)(6)(26)
State Street Institutional US Government Money Market Fund					400,000	400,000	(7)
		Total Investments after Cash Equivalents			$11,395,734	$11,433,070

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Derivative Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Footnote Reference
Interest rate swap (a)	6.90%	S+270	4/13/2029	$325,000	Note 5
Interest rate swap (a)	4.02%	3-month SOFR	12/21/2025	$62,000	Note 5
Interest rate swap (a)	3.97%	3-month SOFR	1/19/2026	$38,000	Note 5
Interest rate swap (a)	3.67%	3-month SOFR	12/21/2027	$82,000	Note 5
Interest rate swap (a)	3.65%	3-month SOFR	1/19/2028	€18,000	Note 5
Interest rate swap (b)	7.02%	ESTR+372	9/28/2026	$90,000	Note 5
Interest rate swap (a)	6.90%	S+271	4/13/2029	$325,000	Note 5
Interest rate swap (a)	8.54%	S+418	9/28/2026	$226,000	Note 5
Interest rate swap (a)	8.62%	S+456	9/28/2028	$325,000	Note 5

Derivative Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Footnote Reference
Currency swap (c)	S+45.5	KRW-CD 91D	5/12/2026	$81,450	Note 5
Currency swap (c)	S+46.4	KRW-CD 91D	5/12/2026	$60,988	Note 5

(a) Bears interest at a rate determined by three-month SOFR. The interest rate locked two business days prior to settlement of the interest rate swaps. The three-month SOFR is 5.32% on June 30, 2024.

(b) Bears interest at a rate determined by one day Euro Short Term Rate. The interest rate locked two business days prior to settlement of the interest rate swaps. The one day Euro Short Term Rate is 3.66% on June 30, 2024.

(c) Bears interest at a rate determined by SOFR and three-month KORIBOR. The interest rates locked two business days and one business day for SOFR and three-month KORIBOR, respectively, prior to settlement of the currency swaps. The SOFR and the three-month KORIBOR are 5.33% and 3.59%, respectively, on June 30, 2024.

Derivative Instrument	Settlement Date	Notional amount to be purchased	Notional amount to be sold		Footnote Reference
Foreign currency forward contract	9/18/2024	$6,747	A$	10,131	Note 5
Foreign currency forward contract	9/18/2024	4,880	₣	4,306	Note 5
Foreign currency forward contract	9/18/2024	602,978		€555,404	Note 5
Foreign currency forward contract	9/18/2024	681,236		£534,119	Note 5
Foreign currency forward contract	9/18/2024	3,392	kr	35,333	Note 5

(1)
Fair value is determined in good faith by or under the direction of the Board of Trustees of the Company (See Note 2 to the consolidated financial statements).
(2)
Aggregate gross unrealized gain and loss for federal income tax purposes are $104,561 and $71,758, respectively. Net unrealized loss is $32,803 based on a tax cost of $11,400,267.
(3)
Par amount is denominated in USD unless otherwise noted, British Pound (“£”), Australian Dollar (“A$”), European Euro (“€”), Korean Won (“₩”), Swedish Krona (“kr”) and Swiss Franc (“₣”). Par amount represents funded commitments. See Note 27 in the Consolidated Schedule of Investments and Note 8 to the consolidated financial statements for further information on undrawn revolving and delayed draw loan commitments, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies.
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
(8)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2024, non-qualifying assets represented approximately 28.01% of the total assets of the Company.
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

June 30, 2024

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
(13)
The interest rate on these loans is subject to SOFR, which as of June 30, 2024 was 5.33%
(14)
The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2024 was 5.34%
(15)
The interest rate on these loans is subject to 3 months SOFR, which as of June 30, 2024 was 5.32%
(16)
The interest rate on these loans is subject to 6 months SOFR, which as of June 30, 2024 was 5.25%
(17)
The interest rate on these loans is subject to SONIA, which as of June 30, 2024 was 5.20%
(18)
The interest rate on these loans is subject to 3 months KORIBOR, which as of June 30, 2024 was 3.59%
(19)
The interest rate on these loans is subject to 3 months EURIBOR, which as of June 30, 2024 was 3.71%
(20)
The interest rate on these loans is subject to 6 months EURIBOR, which as of June 30, 2024 was 3.68%
(21)
The interest rate on these loans is subject to Swiss Average Rate Overnight (SARON), which as of June 30, 2024 was 1.21%
(22)
The interest rate on these loans is subject to 6 months Stockholm Interbank Offered Rate (STIBOR), which as of June 30, 2024 was 3.62%
(23)
The interest rate on these loans is subject to Prime, which as of June 30, 2024 was 8.50%
(24)
Loan was on non-accrual status as of June 30, 2024. Heubach Holdings USA LLC has a maturity date prior to the end of the current period. The portfolio company has filed for insolvency in certain jurisdictions and has begun a sales process for all or part of the portfolio company.
(25)
Treace Medical Concepts, Inc. is subject to an interest rate cap. The investment is capped at the lesser of stated interest rate and 3.00% plus the applicable margin.
(26)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of June 30, 2024, all of the company's investments were non-controlled, non-affiliated.

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

(27)
As of June 30, 2024, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
1475 Holdings, LLC	$1,071	$—	$1,071	$—	$—	$1,071
A&V Holdings Midco, LLC	57,227	—	57,227	—	—	57,227
ABG Intermediate Holdings 2 LLC	17,500	—	17,500	—	—	17,500
Accela, Inc.	1,714	(400)	1,314	—	—	1,314
Accelerate360 Holdings, LLC	26,908	(25,473)	1,435	—	—	1,435
Accession Risk Management Group, Inc.	1,902	—	1,902	—	—	1,902
Acentra Holdings, LLC (fka CNSI Holdings, LLC)	11,450	(987)	10,463	—	—	10,463
ACP Avenu Buyer, LLC	2,654	(131)	2,522	—	—	2,522
Advarra Holdings, Inc.	16,576	—	16,576	—	—	16,576
Alcresta Therapeutics Inc.	5,232	—	5,232	—	—	5,232
Alera Group, Inc.	33,143	—	33,143	—	—	33,143
All Star Recruiting Locums, LLC	3,043	—	3,043	—	—	3,043
Allied Benefit Systems Intermediate LLC	14,381	—	14,381	—	—	14,381
Altern Marketing, LLC	9,422	—	9,422	—	—	9,422
Amika OpCo LLC (f/k/a Heat Makes Sense Shared Services, LLC)	1,617	—	1,617	—	—	1,617
Anaplan, Inc.	9,073	—	9,073	—	—	9,073
Associations Inc.	2,439	—	2,439	—	—	2,439
Avalara, Inc.	13,636	—	13,636	—	—	13,636
Azurite Intermediate Holdings, Inc.	23,806	—	23,806	—	—	23,806
BGIF IV Fearless Utility Services, Inc.	72,604	—	72,604	—	—	72,604
Biamp	6,000	(200)	5,800	—	—	5,800
Blitz 24-34 GmbH	7,097	—	7,097	—	—	7,097
Camin Cargo Control Holdings, Inc.	9,462	(1,293)	8,168	—	—	8,168
Certinia Inc (FinancialForce.com)	4,039	—	4,039	—	—	4,039
Channelside AcquisitionCo, Inc. (fka Gruden Acquisition, Inc.)	8,464	(1,044)	7,420	—	—	7,420
Chrysaor Bidco Sarl	448	—	448	—	—	448
CI (Quercus) Intermediate Holdings, LLC	2,273	(557)	1,716	—	—	1,716
CircusTrix Holdings LLC	1,129	—	1,129	—	—	1,129
Coretrust Purchasing Group LLC (HPG Enterprises LLC)	12,632	—	12,632	—	—	12,632
Coupa Software Incorporated	8,716	—	8,716	—	—	8,716

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
CPI Buyer, LLC	4,667	—	4,667	—	—	4,667
Crewline Buyer, Inc.	4,365	—	4,365	—	—	4,365
CSC Holdings, LLC	100	(100)	—	—	—	—
Cube Industrials Buyer, Inc./Cube A&D Buyer Inc.	10,733	—	10,733	—	—	10,733
Disco Parent, LLC	2,139	—	2,139	—	—	2,139
Eagle Purchaser, Inc.	6,632	(3,947)	2,684	—	2,684	—
ERC Topco Holdings, LLC	3,214	(2,412)	802	—	—	802
Esdec Solar Group B.V. (Enstall Group B.V.)*	17,403	—	17,403	—	—	17,403
Evergreen IX Borrower 2023, LLC	10,071	—	10,071	—	—	10,071
Evoriel*	23,466	—	23,466	—	—	23,466
ExactCare Parent, Inc.	4,426	—	4,426	—	—	4,426
Excelligence Learning Corporation	13,562	(1,671)	11,890	—	—	11,890
FINANCIERE ASTEK*	16,983	—	16,983	—	—	16,983
Fortis Fire & Safety Inc.	3,868	(268)	3,600	—	—	3,600
G Treasury SS LLC	11,429	—	11,429	—	—	11,429
G&A Partners Holding Company II, LLC	8,169	—	8,169	—	—	8,169
GAT-Airline Ground Support Inc	4,762	(635)	4,127	—	—	4,127
Gateway US Holdings, Inc.	2,629	()	2,629	—	—	2,629
Genius Bidco LLC	2,861	—	2,861	—	—	2,861
Green Grass Foods, Inc.	1,250	—	1,250	—	—	1,250
HEF Safety Ultimate Holdings, LLC	4,355	(387)	3,968	—	2,903	1,065
Heritage Environmental Services, Inc.	12,158	—	12,158	—	—	12,158
Higginbotham Insurance Agency, Inc.	20,434	—	20,434	—	—	20,434
Ichor Management Limited*	5,756	(1,598)	4,158	—	3,890	269
Investment Company 24 Bidco Limited*	5,492	—	5,492	—	—	5,492
IQN Holding Corp.	5,134	(599)	4,535	—	—	4,535
Ironhorse Purchaser, LLC	1,932	(169)	1,763	—	—	1,763
IssuerSumUp Holdings Luxembourg S.a.r.l.*	10,710	—	10,710	—	—	10,710
IW Buyer LLC	3,146	—	3,146	—	—	3,146
Janus Bidco Limited*	20,044	—	20,044	—	—	20,044

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Jazz AH Holdco, LLC	1,200	(240)	960	—	400	560
K Hovnanian Enterprises Inc	70,000	—	70,000	—	—	70,000
LendingTree, Inc.	23,535	—	23,535	—	—	23,535
Lotus Topco Inc.	8,235	—	8,235	—	—	8,235
M&M OPCO, LLC	476	—	476	—	—	476
MGP Holdings III Corp.	8,581	—	8,581	—	—	8,581
Mobile Communications America, Inc.	3,940	—	3,940	—	—	3,940
Mount Olympus Bidco Limited	1,447	—	1,447	—	—	1,447
North Haven RI Buyer, LLC	4,100	(400)	3,700	—	1,600	2,100
Novotech SG Holdings Pte. Ltd./ Novotech Aus Bidco Pty Ltd/Novotech Holdings USA LLC	7,143	—	7,143	—	—	7,143
OMH-Healthedge Holdings, Inc.	11,729	—	11,729	—	—	11,729
One Silver Serve, LLC	12,494	(2,408)	10,086	—	—	10,086
Paisley Bidco Limited*	7,190	—	7,190	—	—	7,190
Parfums Holding Company, Inc.	10,268	—	10,268	—	—	10,268
PARS Group LLC	952	—	952	—	—	952
Patriot Foods Buyer, Inc.	3,416	(112)	3,304	—	—	3,304
Patriot Growth Insurance Services, LLC	6,475	—	6,475	—	—	6,475
Pave America Interco, LLC (f/k/a Pavement Partners Interco, LLC)	3,418	(2,136)	1,282	—	—	1,282
PHOENIX YW BUYER, INC.	1,705	—	1,705	—	—	1,705
Ping Identity Holding Corp.	2,273	—	2,273	—	—	2,273
Pinnacle Purchaser, LLC	469	(109)	359	—	—	359
Poly-Wood, LLC	46,091	—	46,091	—	—	46,091
PPL Acquisition LLC	1,000	—	1,000	—	—	1,000
Protein For Pets Opco, LLC	4,717	—	4,717	—	—	4,717
R.F. Fager Company, LLC	1,875	(156)	1,719	—	1,042	677
Rarebreed Veterinary Partners, Inc.	32,552	—	32,552	—	—	32,552
Recorded Future, Inc.	51,446	—	51,446	—	—	51,446
Relativity ODA LLC	2,500	—	2,500	—	—	2,500
Reliable Doors, LLC	1,562	(114)	1,448	—	—	1,448
Revlon Intermediate Holdings IV LLC	110,000	(14,892)	95,108	—	—	95,108

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
RoC Holdco LLC	4,390	—	4,390	—	—	4,390
Rochester Midland Corporation	10,995	—	10,995	—	—	10,995
Ruler Bidco S.A R.L.*	2,485	—	2,485	—	—	2,485
SG Acquisition, Inc.	6,948	—	6,948	—	—	6,948
Smith Topco, Inc.	1,692	—	1,692	—	—	1,692
Spark Purchaser, Inc.	1,351	—	1,351	—	—	1,351
TerSera Therapeutics LLC	1,395	—	1,395	—	—	1,395
Treace Medical Concepts, Inc.	11,708	(200)	11,508	—	7,292	4,217
Trench Plate Rental Co.	4,545	(3,295)	1,250	—	—	1,250
Truck-Lite Co., LLC	32,000	(533)	31,467	—	—	31,467
Truist Insurance Holdings, LLC	24,868	(2,116)	22,751	—	—	22,751
TS Investors, LLC	4,125		4,125	—	—	4,125
TZ Buyer LLC	2,422		2,422	—	—	2,422
Ultimate Baked Goods Midco LLC	1,016	(191)	826	—	—	826
US Fertility Enterprises, LLC	130	(32)	98	—	—	98
USA DeBusk LLC	6,718	(360)	6,357	—	—	6,357
Vensure Employer Services, Inc.	12,880	—	12,880	—	—	12,880
Village Pet Care, LLC	3,545	(245)	3,300	—	—	3,300
Violin Finco Guernsey Limited*	6,727	—	6,727	—	—	6,727
Volunteer AcquisitionCo, LLC	1,136	—	1,136	—	—	1,136
Yellow Castle AB*	38,096	—	38,096	—	—	38,096
Zendesk, Inc.	50,138	—	50,138	—	—	50,138
Zeus Company LLC	17,592	—	17,592	—	—	17,592
Total	$1,315,240	$(69,413)	$1,245,827	$—	$19,810	$1,226,017

* These investments are in a foreign currency and the total commitment has been converted to USD using the June 30, 2024 exchange rate.

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

(28) The following shows the composition of the Company’s portfolio at cost by investment type and industry as of June 30, 2024:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total
Aerospace & Defense	$99,062	$—	$—	$—	$—	$99,062
Asset Backed Securities	19,134	—	—	—	—	19,134
Automobile Components	229,337	—	—	—	—	229,337
Banks	20,946	—	—	—	—	20,946
Biotechnology	57,446	—	—	—	—	57,446
Building Products	118,886	—	—	—	—	118,886
Capital Markets	142,406	—	—	—	—	142,406
Chemicals	114,031	—	—	—	100	114,131
Commercial Services & Supplies	930,253	—	—	—	140	930,393
Communications Equipment	14,487	39,329	—	—	—	53,816
Construction & Engineering	88,918	—	—	—	50	88,968
Construction Materials	4,648	—	—	—	—	4,648
Consumer Finance	86,669	—	—	—	—	86,669
Consumer Staples Distribution & Retail	233,978	—	—	—	—	233,978
Containers & Packaging	62,653	—	—	—	—	62,653
Distributors	93,427	—	—	—	—	93,427
Diversified Consumer Services	423,718	—	—	—	—	423,718
Electric Utilities	167,417	—	—	—	—	167,417
Electrical Equipment	100,028	—	—	—	—	100,028
Energy Equipment & Services	31,871	—	—	—	—	31,871
Entertainment	87,586	—	—	—	—	87,586
Financial Services	674,517	—	—	—	101	674,618
Financing	13,495	—	—	—	—	13,495
Food Products	3,638	—	—	—	125	3,763
Ground Transportation	52,753	—	—	—	—	52,753
Health Care Equipment & Supplies	157,641	—	—	—	—	157,641
Health Care Providers & Services	904,764	—	—	100	—	904,864

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total
Health Care Technology	131,184	—	—	—	—	131,184
Hotels, Restaurants & Leisure	358,128	—	95	—	—	358,223
Household Durables	134,257	—	—	—	50	134,307
Household Products	127,398	—	—	—	—	127,398
Independent Power & Renewable Electricity Producers	53,221	—	—	—	—	53,221
Insurance	501,635	—	—	—	—	501,635
IT Services	327,482	—	—	—	—	327,482
Leisure Products	298,556	—	—	—	—	298,556
Life Sciences Tools & Services	26,063	—	—	—	—	26,063
Machinery	326,140	—	—	—	—	326,140
Marine Transportation	20,866	—	—	—	—	20,866
Media	414,376	—	140	—	—	414,516
Oil, Gas & Consumable Fuels	15,028	—	—	—	—	15,028
Personal Care Products	276,902	—	—	—	33	276,935
Pharmaceuticals	199,556	—	—	117	—	199,673
Professional Services	348,066	—	—	—	—	348,066
Real Estate Management & Development	132,724	—	—	—	—	132,724
Semiconductors & Semiconductor Equipment	115,697	—	—	—	—	115,697
Software	1,588,901	—	—	—	77	1,588,978
Special Purpose Entity	7,350	—	—	—	—	7,350
Specialty Retail	303,755	—	—	—	—	303,755
Technology Hardware, Storage & Peripherals	65,700	—	—	—	—	65,700
Textiles, Apparel & Luxury Goods	191,245	—	—	—	—	191,245
Trading Companies & Distributors	24,740	—	—	—	—	24,740
Transportation Infrastructure	32,598	—	—	—	—	32,598
Total	$10,955,277	$39,329	$235	$217	$676	$10,995,734

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

(29)
The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of June 30, 2024:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total	% of Net Assets
Aerospace & Defense	$100,050	$—	$—	$—	$—	$100,050	1.5%
Asset Backed Securities	19,227	—	—	—	—	19,227	0.3%
Automobile Components	231,243	—	—	—	—	231,243	3.4%
Banks	20,849	—	—	—	—	20,849	0.3%
Biotechnology	58,436	—	—	—	—	58,436	0.9%
Building Products	119,684	—	—	—	—	119,684	1.7%
Capital Markets	142,909	—	—	—	—	142,909	2.1%
Chemicals	101,616	—	—	—	114	101,730	1.5%
Commercial Services & Supplies	929,937	—	—	—	200	930,137	13.4%
Communications Equipment	14,322	20,795	—	—	—	35,117	0.5%
Construction & Engineering	88,288	—	—	—	34	88,322	1.3%
Construction Materials	4,630	—	—	—	—	4,630	0.1%
Consumer Finance	88,142	—	—	—	—	88,142	1.3%
Consumer Staples Distribution & Retail	242,660	—	—	—	—	242,660	3.5%
Containers & Packaging	62,875	—	—	—	—	62,875	0.9%
Distributors	94,644	—	—	—	—	94,644	1.4%
Diversified Consumer Services	422,896	—	—	—	—	422,896	6.2%
Electric Utilities	165,914	—	—	—	—	165,914	2.4%
Electrical Equipment	99,597	—	—	—	—	99,597	1.4%
Energy Equipment & Services	31,849	—	—	—	—	31,849	0.5%
Entertainment	89,328	—	—	—	—	89,328	1.3%
Financial Services	680,960	—	—	—	101	681,061	9.9%
Financing	13,286	—	—	—	—	13,286	0.2%
Food Products	3,682	—	—	—	141	3,823	0.1%
Ground Transportation	53,005	—	—	—	—	53,005	0.8%
Health Care Equipment & Supplies	158,910	—	—	—	—	158,910	2.3%
Health Care Providers & Services	899,650	—	—	3	—	899,653	13.0%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total	% of Net Assets
Health Care Technology	132,288	—	—	—	—	132,288	1.9%
Hotels, Restaurants & Leisure	362,457	—	93	—	—	362,550	5.3%
Household Durables	134,424	—	—	—	54	134,478	2.0%
Household Products	127,004	—	—	—	—	127,004	1.8%
Independent Power & Renewable Electricity Producers	49,567	—	—	—	—	49,567	0.7%
Insurance	503,973	—	—	—	—	503,973	7.3%
IT Services	331,098	—	—	—	—	331,098	4.8%
Leisure Products	302,267	—	—	—	—	302,267	4.4%
Life Sciences Tools & Services	25,755	—	—	—	—	25,755	0.4%
Machinery	329,482	—	—	—	—	329,482	4.8%
Marine Transportation	20,767	—	—	—	—	20,767	0.3%
Media	414,002	—	137	—	—	414,139	6.0%
Oil, Gas & Consumable Fuels	15,026	—	—	—	—	15,026	0.2%
Personal Care Products	279,417	—	—	—	—	279,417	4.1%
Pharmaceuticals	199,131	—	—	120	—	199,251	2.9%
Professional Services	348,609	—	—	—	—	348,609	5.1%
Real Estate Management & Development	132,885	—	—	—	—	132,885	1.9%
Semiconductors & Semiconductor Equipment	116,724	—	—	—	—	116,724	1.7%
Software	1,607,921	—	—	—	77	1,607,998	23.3%
Special Purpose Entity	6,725	—	—	—	—	6,725	0.1%
Specialty Retail	315,868	—	—	—	—	315,868	4.6%
Technology Hardware, Storage & Peripherals	65,304	—	—	—	—	65,304	1.0%
Textiles, Apparel & Luxury Goods	194,370	—	—	—	—	194,370	2.8%
Trading Companies & Distributors	24,869	—	—	—	—	24,869	0.4%
Transportation Infrastructure	32,679	—	—	—	—	32,679	0.5%
Total	$11,011,201	$20,795	$230	$123	$721	$11,033,070	160.5%
% of Net Assets	160.2%	0.3%	0.0%	0.0%	0.0%	160.5%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of June 30, 2024
Software	14.5%
Commercial Services & Supplies	8.4%
Health Care Providers & Services	8.2%
Financial Services	6.2%
Insurance	4.6%
Diversified Consumer Services	3.8%
Media	3.8%
Hotels, Restaurants & Leisure	3.3%
Professional Services	3.2%
IT Services	3.0%
Machinery	3.0%
Specialty Retail	2.9%
Leisure Products	2.7%
Personal Care Products	2.5%
Consumer Staples Distribution & Retail	2.2%
Automobile Components	2.1%
Pharmaceuticals	1.8%
Textiles, Apparel & Luxury Goods	1.8%
Electric Utilities	1.5%
Health Care Equipment & Supplies	1.4%
Capital Markets	1.3%
Household Durables	1.2%
Real Estate Management & Development	1.2%
Health Care Technology	1.2%
Household Products	1.2%
Building Products	1.1%
Semiconductors & Semiconductor Equipment	1.1%
Chemicals	0.9%
Aerospace & Defense	0.9%
Electrical Equipment	0.9%
Distributors	0.9%
Entertainment	0.8%
Construction & Engineering	0.8%
Consumer Finance	0.8%
Technology Hardware, Storage & Peripherals	0.6%
Containers & Packaging	0.6%
Biotechnology	0.5%
Ground Transportation	0.5%
Independent Power & Renewable Electricity Producers	0.4%
Communications Equipment	0.3%
Transportation Infrastructure	0.3%
Energy Equipment & Services	0.3%
Life Sciences Tools & Services	0.2%
Trading Companies & Distributors	0.2%
Banks	0.2%
Marine Transportation	0.2%
Asset Backed Securities	0.2%
Oil, Gas & Consumable Fuels	0.1%
Financing	0.1%
Special Purpose Entity	0.1%
Construction Materials	0.0%
Food Products	0.0%
100.0%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(In thousands, except share data)

Geographic Region	June 30, 2024
United States	76.5%
Europe	11.2%
United Kingdom	10.0%
Australia	1.1%
Canada	0.8%
Asia	0.4%

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
(2)
Aggregate gross unrealized gain and loss for federal income tax purposes are $53,850 and $61,525, respectively. Net unrealized loss is $7,675 based on a tax cost of $6,782,263.
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

As of June 30, 2024, the Company's consolidated subsidiaries were Cardinal Funding LLC, Mallard Funding LLC, Grouse Funding LLC, Merlin Funding LLC, ADS Albatross SPV LLC, ADS Apollonia SPV, ADS Flood SPV LLC, ADS Germantown SPV LLC, ADS Lemon SPV LLC, ADS Antheia SPV LLC, ADS Newark SPV LLC, ADS Opera SPV LLC, ADS Ostrich SPV LLC, ADS Titan SPV LLC, ADS North SPV LLC and ADS Holdings (Lux) S.à.r.l.

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

Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of June 30, 2024 was $918,125. Cash and cash equivalents held as of December 31, 2023 was $258,594.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the three months ended June 30, 2024, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

As of June 30, 2024, 0.1% of total investments at amortized cost, or 0.0% of total investments at fair value, were on non-accrual status. As of December 31, 2023, 0.1% of total investments at amortized cost, or 0.1% of total investments at fair value, were on non-accrual status.

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

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through June 30, 2024 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file Form 1099s for the tax year ending December 31, 2024. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of June 30, 2024, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

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

The Advisory Agreement was effective for an initial two-year term and thereafter will continue for successive annual periods provided that such continuance is specifically approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations. On July 19, 2024, the Advisory Agreement was renewed and continued for an additional one-year period ending on July 22, 2025.

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

For the three and six months ended June 30, 2024, the Company recognized $19,774 and 35,111, respectively, of management fees.

For the three and six months ended June 30, 2023, the Company recognized $8,035 and 15,150, respectively, of management fees.

For the three and six months ended June 30, 2024, the Company recognized $23,504 and $42,319, respectively, of incentive fees based on income and $249 and $1,309, respectively, of incentive fees based on cumulative net realized gains.

For the three and six months ended June 30, 2023, the Company recognized $10,026 and $18,588, respectively, of incentive fees based on income and $0 and $0, respectively, of incentive fees based on cumulative net realized gains.

As of June 30, 2024 and December 31, 2023, management and performance-based incentive fees payable were $31,898 and $19,073.

Fees From Affiliates

From time-to-time various affiliates of Adviser are involved in transactions whereby certain fees, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution” services) are earned and rebated back to the funds. For the three and six months ended June 30, 2024 the Company received $1,427 and $4,429, respectively, in fee rebates from affiliates related to Capital Solution services. For the three and six months ended June 30, 2023 the Company received $343 and $468, respectively, in fee rebates from affiliates related to Capital Solution services.

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

Unless earlier terminated as described below, the Administration Agreement was effective for an initial two-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. On July 19, 2024, the Administration Agreement was renewed and continued for an additional one-year period.

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

For the three and six months ended June 30, 2024, the Company accrued distribution and shareholder servicing fees of $2,910 and $5,112, respectively, which were attributable to Class S shares. For the three and six months ended June 30, 2024, the Company accrued distribution and shareholder servicing fees of $1 and $3, respectively, which were attributable to Class D shares.

For the three and six months ended June 30, 2023, the Company accrued distribution and shareholder servicing fees of $770 and $1,358, respectively, which were attributable to Class S shares. For the three and six months ended June 30, 2023, the Company accrued distribution and shareholder servicing fees of $2 and $4, respectively, attributable to Class D shares.

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

The following table presents a summary of all expenses supported, and recouped, by the Adviser:

For the Month Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Reimbursement Eligibility Expiration	Effective Rate of Distribution per Share	Operating Expense Ratio
January 31, 2022	$1,677	$1,677	$—	January 31, 2025	5.12%	1.36%
February 28, 2022	867	867	—	February 28, 2025	7.42%	0.86%
March 31, 2022	111	111	—	March 31, 2025	6.71%	0.68%
April 30, 2022	1,778	1,778	—	April 30, 2025	6.96%	0.60%
May 31, 2022	—	—	—	May 31, 2025	6.99%	0.56%
June 30, 2022	—	—	—	June 30, 2025	7.49%	0.56%
	$4,433	$4,433	$—

For the three and six months ended June 30, 2024 and 2023, the Company did not accrue Expense Support amounts.

For the three and six months ended June 30, 2024, the Company did not make any Reimbursement Payments to the Adviser. For the three and six months ended June 30, 2023, Reimbursement Payments were paid to the Adviser in the amounts of $1,478 and $2,939, respectively.

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

As of June 30, 2024, the Company’s co-investment holdings were 47.1% of the portfolio or $5,200,828, measured at fair value. On a cost basis, 46.7% of the portfolio or $5,139,417 were co-investments. As of December 31, 2023, the Company’s co-investment holdings were 64.0% of the portfolio or $4,301,325, measured at fair value. On a cost basis, 63.5% of the portfolio or $4,241,749 were co-investments.

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

Note 4. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investments as of June 30, 2024, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$10,955,278	$11,011,201	$—	$2,827,613	$8,183,588
Second Lien Secured Debt	39,329	20,795	—	—	20,795
Unsecured Debt	234	230	—	230	—
Common Equity/Interests	676	721	—	—	721
Preferred Equity	217	123	—	—	123
Total Investments before Cash Equivalents	$10,995,734	$11,033,070	$—	$2,827,843	$8,205,227
Money Market Fund	$400,000	$400,000	$400,000	$—	$—
Total Cash Equivalents	$400,000	$400,000	$400,000	$—	$—
Total Investments after Cash Equivalents	$11,395,734	$11,433,070	$400,000	$2,827,843	$8,205,227
Currency swaps	$—	$1,430	$—	$1,430	$—
Interest rate swaps	—	(4,579)	$—	$(4,579)	$—
Foreign currency forward transactions	—	11,216	—	11,216	—
Total Assets and Liabilities at Fair Value	$11,395,734	$11,441,137	$400,000	$2,835,910	$8,205,227

The following table shows the composition of our investments as of December 31, 2023, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$6,633,492	$6,680,870	$—	$1,324,780	$5,356,090
Second Lien Secured Debt	39,474	28,808	—	—	28,808
Unsecured Debt	9,489	9,253	—	9,253	—
Common Equity/Interests	498	624	—	—	624
Preferred Equity	99	33	—	—	33
Total Investments before Cash Equivalents	$6,683,052	$6,719,588	$—	$1,334,033	$5,385,555
Money Market Fund	$55,000	$55,000	$55,000	$—	$—
Total Cash Equivalents	$55,000	$55,000	$55,000	$—	$—
Total Investments after Cash Equivalents	$6,738,052	$6,774,588	$55,000	$1,334,033	$5,385,555
Interest rate swaps	$—	$10,490	$—	$10,490	$—
Foreign currency forward transactions	—	(3,681)	—	(3,681)	—
Total Assets and Liabilities at Fair Value	$6,738,052	$6,781,397	$55,000	$1,340,842	$5,385,555

The following table shows changes in the fair value of our Level 3 investments during the three months ended June 30, 2024:

	Three Months Ended June 30, 2024
	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Common Equity/Interests	Preferred Equity	Total
Fair value as of March 31, 2024	$6,193,222	$26,900	$—	$489	$128	$6,220,739
Net realized gains (losses)	13,651	—	—	—	—	13,651
Net change in unrealized gains (losses)	(13,871)	(6,032)	—	53	(5)	(19,855)
Net amortization on investments	5,955	(73)	—	—	—	5,882
Purchases, including capitalized PIK (3)	2,443,752	—	—	179	—	2,443,931
Sales (3)	(487,331)	—	—	—	—	(487,331)
Transfers out of Level 3 (1)	—	—	—	—	—	—
Transfers into Level 3 (1)	28,209	—	—	—	—	28,209
Fair value as of June 30, 2024	$8,183,587	$20,795	$—	$721	$123	$8,205,226

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2024	$5,746	$(6,032)	$—	$53	$(5)	$(238)

The following table shows changes in the fair value of our Level 3 investments during the six months ended June 30, 2024:

	Six Months Ended June 30, 2024
	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Common Equity/Interests	Preferred Equity	Total
Fair value as of December 31, 2023	$5,356,090	$28,808	$—	$624	$33	$5,385,555
Net realized gains (losses)	19,671	—	—	—	—	19,671
Net change in unrealized gains (losses)	3,798	(7,868)	—	(82)	(29)	(4,181)
Net amortization on investments	11,556	(145)	—	—	—	11,411
Purchases, including capitalized PIK (3)	3,508,465	—	—	179	119	3,508,763
Sales (3)	(735,169)	—	—	—	—	(735,169)
Transfers out of Level 3 (1)	(4,183)	—	—	—	—	(4,183)
Transfers into Level 3 (1)	23,359	—	—	—	—	23,359
Fair value as of June 30, 2024	$8,183,587	$20,795	$—	$721	$123	$8,205,226

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2024	$19,326	$(7,868)	$—	$(82)	$(29)	$11,347

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
(2)
Includes unfunded commitments measured at fair value of $(12,778).
(3)
Includes reorganizations and restructuring of investments.

The following table shows changes in the fair value of our Level 3 investments during the three months ended June 30, 2023:

	Three Months Ended June 30, 2023
	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Common Equity/Interests	Preferred Equity	Total
Fair value as of March 31, 2023	$2,688,035	$32,815	$—	$199	$50	$2,721,099
Net realized gains (losses)	200	—	—	—	—	200
Net change in unrealized gains (losses)	7,227	(221)	—	26	(24)	7,008
Net amortization on investments	2,238	(66)	—	—	—	2,172
Purchases, including capitalized PIK (3)	592,677	—	—	—	—	592,677
Sales (3)	(101,565)	—	—	—	—	(101,565)
Transfers out of Level 3 (1)	(6,023)	—	—	—	—	(6,023)
Transfers into Level 3 (1)	85,774	—	—	—	—	85,774
Fair value as of June 30, 2023	$3,268,563	$32,528	$—	$225	$26	$3,301,342

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2023	$7,088	$(220)	$—	$26	$(25)	$6,870

The following table shows changes in the fair value of our Level 3 investments during the six months ended June 30, 2023:

	Six Months Ended June 30, 2023
	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Common Equity/Interests	Preferred Equity	Total
Fair value as of December 31, 2022	$2,829,970	$—	$—	$205	$56	$2,830,231
Net realized gains (losses)	1,604	—	—	—	—	1,604
Net change in unrealized gains (losses)	27,548	(1,013)	—	20	(30)	26,525
Net amortization on investments	4,405	(132)	—	—	—	4,273
Purchases, including capitalized PIK (3)	904,703	33,673	—	—	—	938,376
Sales (3)	(456,826)	—	—	—	—	(456,826)
Transfers out of Level 3 (1)	(42,841)	—	—	—	—	(42,841)
Transfers into Level 3 (1)	—	—	—	—	—	—
Fair value as of June 30, 2023	$3,268,563	$32,528	$—	$225	$26	$3,301,342

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2023	$26,353	$(1,013)	$—	$20	$(30)	$25,330

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

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of June 30, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2024 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range			Weighted Average (1)
First Lien Secured Debt	$5,942,853	Discounted Cash Flow	Discount Rate	7.9%	-	23.4%	10.8%
	2,227,109	Transactional Value	Cost	N/A		N/A	N/A
	389	Asset Recoverability	Market Multiple	23.5%	-	23.5%	50.0%
Second Lien Secured Debt	20,795	Discounted Cash Flow	Discount Rate	32.0%	-	32.0%	32.0%
Common Equity/Interests	542	Market Comparable Technique	Comparable Multiple	8.0x	-	21.0x	11.23x
	178	Transactional Value	Cost	N/A		N/A	N/A
Preferred Equity	123	Market Comparable Technique	Comparable Multiple	14.25x	-	16.94x	16.87x
Total Level 3 Investments	$8,191,991
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

Investment Transactions

For the three and six months ended June 30, 2024, purchases of investments on a trade date basis were $3,363,708 and $5,545,473, respectively.

For the three and six months ended June 30, 2023, purchases of investments on a trade date basis were $806,738 and $1,426,147, respectively.

For the three and six months ended June 30, 2024, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $810,124 and $1,268,234, respectively.

For the three and six months ended June 30, 2023, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $329,318 and $1,065,351, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three and six months ended June 30, 2024, PIK income earned was $3,847 and $9,052, respectively. During the three and six months ended June 30, 2023, PIK income earned was $2,830 and $3,745, respectively.

The following table shows the change in capitalized PIK balance for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
PIK balance at beginning of period	$19,485	$6,313	$13,026	$5,333
PIK income capitalized	3,398	2,537	9,858	3,517
Adjustments due to investments exited or written off	—	—	—	—
PIK income received in cash	—	—	—	—
PIK balance at end of period	$22,884	$8,850	$22,884	$8,850

Note 5. Derivative Instruments

In the normal course of business, the Company enters into derivative financial instruments to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures.

Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2024.

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value	Balance Sheet Location of Net Amounts
Morgan Stanley and Co. International PLC	$681,236		£534,119	9/18/2024	$5,446	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	6,747	A$	10,131	9/18/2024	(24)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	4,880	₣	4,306	9/18/2024	44	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	602,978		€555,404	9/18/2024	5,706	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	3,392	kr	35,333	9/18/2024	45	Unrealized appreciation (depreciation) on foreign currency forward contracts
					11,216

* Totals may not foot due to rounding.

Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2023.

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value	Balance Sheet Location of Net Amounts
State Street Bank and Trust Company	$6,496	A$	9,836	3/20/2024	$(219)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	4,670	₣	4,037	3/20/2024	(165)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	118,003		€108,029	3/20/2024	(1,617)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	173,151		£137,183	3/20/2024	(1,562)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	3,212	kr	33,434	3/20/2024	(117)	Unrealized appreciation (depreciation) on foreign currency forward contracts
					$(3,681)

* Totals may not foot due to rounding.

Certain information related to the Company’s interest rate swaps and currency swaps are presented below as of June 30, 2024.

Counterparty	Notional Amount	Maturity Date	Fair Value	Financial Statement Location of Net Amounts
BNP Paribas SA	$325,000	4/13/2029	$694	Other liabilities and expenses
Goldman Sachs International	$62,000	12/21/2025	(639)	Other liabilities and expenses
Goldman Sachs International	$38,000	1/19/2026	(419)	Other liabilities and expenses
Goldman Sachs International	$82,000	12/21/2027	(1,396)	Other liabilities and expenses
Goldman Sachs International	€18,000	1/19/2028	(318)	Other liabilities and expenses
Goldman Sachs International	$90,000	9/28/2026	541	Other liabilities and expenses
Goldman Sachs International	$325,000	4/13/2029	510	Other liabilities and expenses
SMBC Capital Markets, Inc.	$226,000	9/28/2026	(1,194)	Other liabilities and expenses
SMBC Capital Markets, Inc.	$325,000	9/28/2028	(2,359)	Other liabilities and expenses
Morgan Stanley Capital Services LLC	$81,450	5/12/2026	811	Other liabilities and expenses
BNP Paribas SA	$60,988	5/12/2026	618	Other liabilities and expenses
			$(3,151)

* Totals may not foot due to rounding.

Certain information related to the Company’s interest rate swaps is presented below as of December 31, 2023.

Counterparty	Notional Amount	Maturity Date	Fair Value	Financial Statement Location of Net Amounts
Goldman Sachs International	$62,000	12/21/2025	$(49)	Other assets
Goldman Sachs International	$38,000	1/19/2026	(37)	Other assets
Goldman Sachs International	$82,000	12/21/2027	253	Other assets
Goldman Sachs International	$18,000	1/19/2028	48	Other assets
Goldman Sachs International	€90,000	9/28/2026	2,258	Other assets
SMBC Capital Markets, Inc.	$226,000	9/28/2026	2,492	Other assets
SMBC Capital Markets, Inc.	$325,000	9/28/2028	5,525	Other assets
			$10,490

* Totals may not foot due to rounding.

The Company’s foreign currency forward contracts and currency swaps are not designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three and six months ended June 30, 2024 and 2023, for the Company’s foreign currency forward contracts and currency swaps, are in the following locations in the Consolidated Statements of Operations:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Financial Statement Location	2024	2023	2024	2023
Foreign currency forward contracts	Net realized gain(loss) on foreign currency forward contracts	$2,238	$(575)	$(4,127)	$(222)
		2,238	(575)	(4,127)	(222)

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Financial Statement Location	2024	2023	2024	2023
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$304	$416	$14,897	$(282)
Currency swaps	Net change in unrealized appreciation (depreciation) on derivatives	1,430	—	1,430	—
		1,734	416	16,327	(282)

The Company’s interest rate swaps have been designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three and six months ended June 30, 2024 and 2023, for the Company’s interest rate swaps, are in the following locations in the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,		Financial Statement Location
	2024	2023	2024	2023
Interest rate swaps	$9,977	$4,880	$23,063	$3,347	Interest and other debt expenses
Hedged items	(5,251)	(4,288)	(15,069)	(2,376)	Interest and other debt expenses

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported net in the Consolidated Statements of Assets and Liabilities. The following table presents the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2024:

	As of June 30, 2024
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
BNP Paribas SA	$1,311	$—	$—	$(880)	$432
Goldman Sachs International	1,051	(1,051)	—	—	—
SMBC Capital Markets, Inc.	—	—	—	—	—
Morgan Stanley Capital Services LLC	811	—	—	—	811
Total	$3,173	$(1,051)	$—	$(880)	$1,243

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
BNP Paribas SA	$—	$—	$—	$—	$—
Goldman Sachs International	(2,772)	1,051	—	1,721	—
SMBC Capital Markets, Inc.	(3,553)	—	—	3,553	—
Total	$(6,325)	$1,051	$—	$5,274	$—

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

Note 6. Debt and Foreign Currency Transactions and Translations

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2024 and December 31, 2023, the Company’s asset coverage was 247.2% and 255.3%, respectively.

The Company’s outstanding debt obligations as of June 30, 2024 were as follows:

	June 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value		Fair Value (3)	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$2,185,000	1,708,384	1,708,384		1,708,067	476,616	476,616
Cardinal Funding LLC	800,000	601,000	601,000		601,000	199,000	143,946
Grouse Funding LLC	250,000	187,500	187,500		187,500	62,500	62,500
Mallard Funding LLC	500,000	378,900	378,900		378,900	121,100	121,100
Merlin Funding LLC	300,000	299,264	299,264		292,868	736	736
December 2025 Notes	62,000	62,000	61,361		61,361	—	—
January 2026 Notes	38,000	38,000	37,581		37,581	—	—
December 2027 Notes	82,000	82,000	80,604		80,604	—	—
January 2028 Notes	18,000	18,000	17,682		17,682	—	—
September 2026 Notes	226,000	226,000	224,806		224,806	—	—
September 2028 Notes	325,000	325,000	322,641		322,641	—	—
September 2026 Euronotes	96,386	96,386	96,927		96,927	—	—
2029 Notes	650,000	650,000	647,188	(4)	647,188	—	—
Total Debt Obligations	$5,532,386	$4,672,434	$4,663,838		$4,657,125	$859,952	$804,898
Deferred Financing Costs			(29,288)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount			4,634,550

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2024. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Average debt outstanding	$3,188,188	$1,776,467	$2,820,152	$1,885,441
Maximum amount of debt outstanding	4,668,417	1,995,945	4,668,417	2,157,600

Weighted average annualized interest cost (1)	8.32%	8.05%	8.42%	7.69%
Annualized amortized debt issuance cost	0.29%	0.29%	0.30%	0.29%
Total annualized interest cost	8.61%	8.34%	8.72%	7.98%

Average 1-month SOFR rate	5.3%	5.0%	5.3%	4.7%

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility and SPV Financing Facilities, and net interest on interest rate swaps entered into qualifying hedge accounting relationships. Commitment fees for the three and six months ended June 30, 2024 were $2,521 and $4,992, respectively. Commitment fees for the three and six months ended June 30, 2023 were $2,098 and $3,973, respectively.

The components of interest expense for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Borrowing interest expense	$59,831	$33,475	$107,217	$68,022
Facility unused fees	2,521	2,098	4,992	3,973
Amortization of financing costs and debt issuance costs	2,345	1,320	4,256	2,720
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items
Interest rate swaps	9,977	4,880	23,063	3,347
Hedged items	(5,251)	(4,288)	(15,069)	(2,376)
Total interest expense	$69,423	$37,485	$124,459	$75,686

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

As of June 30, 2024, the Company was in compliance with all covenants and other requirements of the Senior Secured Facility.

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

As of June 30, 2024, the Company was in compliance with all covenants and other requirements of the SPV Financing Facilities.

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

CLO Warehouse Facility

Merlin Funding LLC

On October 6, 2023, Merlin Funding LLC (“Merlin Funding”), a wholly owned, consolidated subsidiary of the Company, entered into a credit facility (the “Merlin Credit Facility”), among Merlin Funding as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent and as a lender, and Deutsche Bank National Trust Company, as collateral agent, account bank and collateral custodian. From time to time Merlin Funding expects to use amounts borrowed under the Merlin Credit Facility to acquire eligible assets from the secondary market, composed primarily of first priority broadly syndicated corporate loans. The Merlin Credit Facility provides for the ability to draw and re-draw revolving loans for a period of up to two years after the closing date unless the commitments are terminated sooner as provided in the Merlin Credit Facility credit agreement. Amounts drawn under the Merlin Credit Facility will bear interest at the 1-month secured overnight financing rate published by the Federal Reserve Bank of New York (the “Term SOFR”), in each case, plus a margin. Borrowings under the Merlin Credit Facility bear interest at Term SOFR plus a spread of (x) to and excluding October 6, 2025, 1.60%, (y) from October 6, 2025 and prior to April 6, 2026, 2.20% and (z) from April 6, 2026 and thereafter, 2.40%. The Company serves as warehouse collateral manager to Merlin Funding.

On February 1, 2024, Merlin Funding, as borrower, the Company, in its capacities as subordinated lender and warehouse collateral manager, and Morgan Stanley Senior Funding, Inc., as administrative agent, entered into a second amendment to the Merlin Credit Facility (the “Second Amendment to Merlin Credit Facility”). Pursuant to the Second Amendment to Merlin Credit Facility, the maximum principal amount which can be drawn upon by Merlin Funding subject to certain conditions in the Merlin Credit Facility, was increased from $120,000,000 to $187,500,000.

On February 16, 2024, Merlin Funding, as borrower, the Company, in its capacities as subordinated lender and warehouse collateral manager, and Morgan Stanley Senior Funding, Inc., as administrative agent, entered into a third amendment to the Merlin Credit Facility (the “Third Amendment to Merlin Credit Facility”). Pursuant to the Third Amendment to Merlin Credit Facility, the maximum principal amount which can be drawn upon by Merlin Funding subject to certain conditions in the Merlin Credit Facility, was increased from $187,500,000 to $300,000,000.

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt obligations outstanding on its Senior Secured Facility, SPV Financing Facilities and Private Placements as of June 30, 2024:

	June 30, 2024
	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound	£10,000	12,641	12,641	—	7/31/2024
European Euro	€313,500	338,578	335,743	2,835	7/31/2024
European Euro	€90,000	95,081	96,386	(1,305)	N/A
Total		446,300	444,770	1,530

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

Note 7. Net Assets

The Company has the authority to issue an unlimited number of common shares of beneficial interest at $0.01 per share par value.

The following table summarizes transactions in common shares of beneficial interest during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class S:
Proceeds from shares sold	12,662,537	$314,722	3,946,039	$94,305	24,487,677	$606,143	5,619,005	$133,724
Repurchase of common shares	(461,554)	(11,430)	(67,157)	(1,624)	(1,004,375)	(24,979)	(101,938)	(2,452)
Early repurchase deduction	—	41	—	2	—	125	—	9
Distributions reinvested	671,431	16,691	157,289	3,758	1,168,851	28,949	282,507	6,707
Net increase (decrease)	12,872,414	$320,024	4,036,171	$96,441	24,652,153	$610,238	5,799,574	$137,988
Class D:
Proceeds from shares sold	37,592	$937	10,596	$252	271,567	$6,700	32,145	$760
Repurchase of common shares	—	—	—	—	—	—	—	—
Early repurchase deduction	—	—	—	—	—	—	—	—
Distributions reinvested	6,230	155	365	9	10,117	251	670	16
Net increase (decrease)	43,822	$1,092	10,961	$261	281,684	$6,951	32,815	$776
Class I:
Proceeds from shares sold	47,882,091	$1,190,594	11,676,985	$278,711	86,131,793	$2,133,005	17,670,883	$420,012
Repurchase of common shares	(1,151,198)	(28,661)	(3,563,305)	(86,160)	(5,687,674)	(141,379)	(9,041,284)	(216,626)
Early repurchase deduction	—	1	—	—	—	22	—	5
Distributions reinvested	1,776,280	44,162	897,792	21,448	3,260,339	80,726	1,668,927	39,602
Net increase (decrease)	48,507,173	$1,206,096	9,011,472	$213,999	83,704,459	$2,072,374	10,298,526	$242,993
Total net increase (decrease)	61,423,409	$1,527,212	13,058,604	$310,701	108,638,296	$2,689,563	16,130,915	$381,757

Net Asset Value per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class S, Class D and Class I common shares during the six months ended June 30, 2024 and 2023:

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2024	$24.62	$24.62	$24.62
February 29, 2024	24.67	24.67	24.67
March 31, 2024	24.85	24.85	24.85
April 30, 2024	24.84	24.84	24.84
May 31, 2024	24.90	24.90	24.90
June 30, 2024	24.90	24.90	24.90

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2023	$23.64	$23.64	$23.64
February 28, 2023	23.76	23.76	23.76
March 31, 2023	23.82	23.82	23.82
April 30, 2023	23.95	23.95	23.95
May 31, 2023	23.91	23.91	23.91
June 30, 2023	24.18	24.18	24.18

Distributions

The Board authorizes and declares monthly distribution amounts per share of Class S, Class D and Class I common shares. The following table presents distributions that were declared during the six months ended June 30, 2024:

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2024	January 23, 2024	February 28, 2024	$0.1622	$6,206	$0.1748	$74	$0.1800	$25,802
January 31, 2024	December 20, 2023	February 28, 2024	0.0200	765	0.0200	8	0.0200	2,867	(1)
February 29, 2024	February 26, 2024	March 27, 2024	0.1634	6,818	0.1751	82	0.1800	28,229
February 29, 2024	December 20, 2023	March 27, 2024	0.0200	835	0.0200	9	0.0200	3,137	(1)
March 29, 2024	March 21, 2024	April 26, 2024	0.1622	7,606	0.1748	90	0.1800	31,021
March 29, 2024	December 20, 2023	April 26, 2024	0.0200	938	0.0200	10	0.0200	3,447	(1)
April 30, 2024	April 23, 2024	May 29, 2024	0.1627	8,260	0.1749	100	0.1800	33,209
April 30, 2024	March 21, 2024	May 29, 2024	0.0200	1,015	0.0200	11	0.0200	3,690	(1)
May 31, 2024	May 22, 2024	June 27, 2024	0.1621	9,041	0.1747	90	0.1800	35,634
May 31, 2024	March 21, 2024	June 27, 2024	0.0200	1,116	0.0200	10	0.0200	3,959	(1)
June 28, 2024	June 21, 2024	July 29, 2024	0.1627	9,710	0.1749	98	0.1800	39,154
June 28, 2024	March 21, 2024	July 29, 2024	0.0200	1,194	0.0200	11	0.0200	4,349	(1)
			$1.0953	$53,504	$1.1692	$594	$1.2000	$214,498

* Totals may not foot due to rounding.

(1)
Represents a special distribution.

The following table presents distributions that were declared during the six months ended June 30, 2023:

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2023	January 20, 2023	February 24, 2023	$0.1433	$1,631	$0.1551	$18	$0.1600	$13,422
February 28, 2023	February 17, 2023	March 29, 2023	0.1446	1,703	0.1555	18	0.1600	13,675
February 28, 2023	February 17, 2023	March 29, 2023	0.0200	235	0.0200	2	0.0200	1,709	(1)
March 31, 2023	March 24, 2023	April 26, 2023	0.1428	1,803	0.1550	20	0.1600	14,193
March 31, 2023	March 24, 2023	April 26, 2023	0.0200	253	0.0200	3	0.0200	1,774	(1)
April 28, 2023	April 20, 2023	May 26, 2023	0.1434	1,964	0.1551	22	0.1600	14,345
April 28, 2023	April 20, 2023	May 26, 2023	0.0200	274	0.0200	3	0.0200	1,793	(1)
May 31, 2023	May 23, 2023	June 28, 2023	0.1427	2,169	0.1549	22	0.1600	14,759
May 31, 2023	May 23, 2023	June 28, 2023	0.0200	304	0.0200	3	0.0200	1,845	(1)
June 30, 2023	June 23, 2023	July 27, 2023	0.1433	2,392	0.1551	22	0.1600	15,329
June 30, 2023	June 23, 2023	July 27, 2023	0.0200	334	0.0200	3	0.0200	1,916	(1)
			$0.9601	$13,062	$1.0307	$136	$1.0600	$94,760

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

Through June 30, 2024, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2024:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.0953	$53,504	$1.1692	$594	$1.2000	$214,498
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—
	$1.0953	$53,504	$1.1692	$594	$1.2000	$214,498

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

The following table presents information with respect to the Company’s share repurchases during the six months ended June 30, 2024:

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 15, 2024	5,079,296	3.03%	$24.85	March 31, 2024	$126,101	3,293,303
June 13, 2024	1,612,752	0.75%	$24.90	June 30, 2024	40,110	9,120,695

(1) Percentage is based on total shares as of the close of the previous calendar quarter

(2) All repurchase requests were satisfied in full

(3) Amounts shown net of Early Repurchase Deduction

The following table presents information with respect to the Company’s share repurchases during the six months ended June 30, 2023:

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 15, 2023	5,512,759	5.94%	$23.82	March 31, 2023	131,283	—
June 14, 2023	3,630,463	3.78%	$24.18	June 30, 2023	87,781	1,167,048

(1) Percentage is based on total shares as of the close of the previous calendar quarter

(2) All repurchase requests were satisfied in full

(3) Amounts shown net of Early Repurchase Deduction

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2024 and December 31, 2023, the Company had the following unfunded commitments to its portfolio companies:

	June 30, 2024	December 31, 2023
Unfunded revolver obligations, bridge loan and backstop commitments (1)	$548,381	$391,127
Standby letters of credit issued and outstanding (2)	4,166	4,797
Unfunded delayed draw loan commitments (3)	693,280	424,740
Total Unfunded Commitments (4)	$1,245,827	$820,664
(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2024, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. There were no bridge loan and backstop commitments as of June 30, 2024. As of December 31, 2023, the bridge loan and backstop commitments included in the balances were $30,777.
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

Organizational and Offering Costs

The Adviser agreed to bear all of the Company’s organization and offering expenses through the date on which the Company broke escrow for the initial offering of its common shares. The Company is obligated to reimburse the Adviser for such expenses incurred upon breaking escrow for our offering. The total organization and offering costs incurred for the three and six months ended June 30, 2024 were $163 and $901, $225 of which have been recognized and $676 of which will be amortized. The total organization and offering costs incurred for the three and six months ended June 30, 2023 were $0 and $38.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business.

On March 14, 2023, certain First Lien and Second Lien holders of debt issued by Mitel filed a complaint in New York State Court captioned Ocean Trails CLO VII et al v. MLN TopCo Ltd., et al, Index No. 651327/2023, against certain other First Lien and Second Lien debt holders, including Apollo Debt Solutions BDC, alleging, among other things, that the defendant lenders breached the terms of their lending agreements and the New York Uniform Voidable Transfer Act in connection with certain amendments to the relevant documents governing the debt. Plaintiffs seek to have the amendments in question declared void. On December 5, 2023, the trial court granted defendants’ motions to dismiss in part and denied them in part. The trial matter is currently in discovery. The plaintiffs and defendants have also taken interlocutory appeals of the courts’ motion to dismiss ruling to the intermediate New York State appellate court, which are pending. No reasonable estimate of possible loss, if any, can be made at this time.

Management is not aware of any pending or threatened material litigation as of June 30, 2024 other than the matter disclosed above.

Note 9. Financial Highlights

The following are the financial highlights for the six months ended June 30, 2024:

	Six Months Ended June 30, 2024

	Class S	Class D	Class I
Per Share Data:
Net asset value at beginning of period	$24.63	$24.63	$24.63
Net investment income (1)	1.20	1.29	1.29
Net unrealized and realized gains (losses) (2)	0.17	0.15	0.18
Net increase (decrease) in net assets resulting from operations	1.37	1.44	1.47
Distribution declared (3)	(1.10)	(1.17)	(1.20)
Net asset value at end of period	$24.90	$24.90	$24.90

Total return (4)	5.65%	5.96%	6.09%
Shares outstanding, end of period	59,220,929	557,980	216,311,389
Weighted average shares outstanding	48,854,082	507,801	178,704,637

Ratio/Supplemental Data
Net assets at end of period	$1,474,403	$13,892	$5,385,432
Annualized ratio of net expenses to average net assets (5)	8.28%	7.60%	7.56%
Annualized ratio of net investment income to average net assets (5)	9.75%	10.44%	10.47%
Portfolio turnover rate	5.35%	5.35%	5.35%
Asset coverage per unit (6)	2,472	2,472	2,472

The following are the financial highlights for the six months ended June 30, 2023:

	Six Months Ended June 30, 2023

	Class S	Class D	Class I
Per Share Data:
Net asset value at beginning of period	$23.20	$23.20	$23.20
Net investment income (1)	1.17	1.25	1.26
Net unrealized and realized gains (losses) (2)	0.77	0.76	0.78
Net increase (decrease) in net assets resulting from operations	1.94	2.01	2.04
Distribution declared (3)	(0.96)	(1.03)	(1.06)
Net asset value at end of period	$24.18	$24.18	$24.18

Total return (4)	8.48%	8.79%	8.93%
Shares outstanding, end of period	16,627,313	139,758	92,241,753
Weighted average shares outstanding	13,573,307	131,538	89,270,080

Ratio/Supplemental Data
Net assets at end of period	$402,043	$3,379	$2,230,374
Annualized ratio of net expenses to average net assets (5)	10.59%	9.91%	9.79%
Annualized ratio of net investment income to average net assets (5)	9.90%	10.59%	10.73%
Portfolio turnover rate	24.09%	24.09%	24.09%
Asset coverage per unit (6)	2,212	2,212	2,212

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
(5)
For the six months ended June 30, 2024, amounts are annualized except for organizational costs and management fee and income based incentive fee waivers by the Adviser. For the six months ended June 30, 2024, the total operating expenses to average net assets were 8.25%, 7.58% and 7.54%, for Class S shares, Class D shares and Class I shares, respectively, prior to management fee waivers and expense support provided by the Adviser. For the six months ended June 30, 2023, the total operating expenses to average net assets were 10.59%, 9.91%, 9.79% for Class S shares, Class D shares and Class I shares, respectively, prior to management fee waivers and expense support provided by the Adviser. Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables.
(6)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of June 30, 2024, the Company's asset coverage was 247.2%.

Note 10. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

Merlin Funding LLC

On July 11, 2024, Merlin Funding, as borrower, the Company, in its capacities as subordinated lender and warehouse collateral manager, and the Administrative Agent entered into a fourth amendment to the Merlin Credit Facility (the “Fourth Amendment to Merlin Credit Facility”). Pursuant to the Fourth Amendment to Merlin Credit Facility, the maximum principal amount which can be drawn upon by Merlin Funding subject to certain conditions in the Merlin Credit Facility, was increased from $300,000,000 to $375,000,000.

Cardinal Funding LLC

On July 19, 2024, Cardinal Funding entered into Amendment No. 6 (the “Sixth Cardinal Funding Amendment”) by and among Cardinal Funding, as borrower, the Company, in its capacity as collateral manager and in its capacity as equity holder, the lenders from time to time parties thereto, Citibank, N.A., as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, custodian and collateral administrator.

The Sixth Cardinal Funding Amendment amends the Cardinal Funding Secured Credit Facility to, among other things, (i) extend the end of the revolving period to July 19, 2027, (ii) extend the maturity date to July 19, 2029 and (iii) modify the interest rate charged under the Cardinal Funding Secured Credit Facility to (x) with respect to broadly syndicated loans and bonds, the applicable reference rate plus a spread of 1.60% and (y) for private credit loans and all other assets, the applicable reference rate plus a spread that varies depending on the discount margin for such assets, as calculated by the administrative agent on a quarterly basis.

Unsecured Notes

On July 29, 2024, the Company and U.S. Bank Trust Company, National Association (the “Trustee”) entered into a Second Supplemental Indenture (the “Second Supplemental Indenture” and, together with the Base Indenture, the “July 2024 Indenture”) related to the $600,000,000 in aggregate principal amount of its 6.700% notes due 2031 (the “2031 Notes”), which supplements the Base Indenture.

The 2031 Notes will mature on July 29, 2031 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the July 2024 Indenture. The 2031 Notes bear interest at a rate of 6.700% per year payable semi-annually on January 29 and July 29 of each year, commencing on January 29, 2024. The 2031 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2031 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

July Financial Update and Distribution Declaration

On July 1, 2024, the Company issued and sold 15,623,306 shares (consisting of 12,638,754 Class I shares, 2,927,516 Class S shares, and 57,036 Class D shares at an offering price of $24.90 per share for the Class I shares, Class S shares, and Class D shares), and the Company received approximately $389 million as payment for such shares.

On July 22, 2024, the Company's Board declared distributions of $0.1621 per Class S Share, $0.1747 per Class D share, and $0.1800 per Class I share which is payable on or around August 27, 2024 to shareholders of record as of July 31, 2024. Additionally, the Company will pay a special distribution of $0.02 per share on or around August 27, 2024 to all shareholders of record as of July 31, 2024.

August Subscriptions

The Company received approximately $561 million of net proceeds relating to the issuance of Class S shares, Class D shares, and Class I shares for subscriptions effective August 1, 2024.

Report of Independent Registered Public Accounting Firm

To the shareholders and Board of Trustees of Apollo Debt Solutions BDC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, of Apollo Debt Solutions BDC and subsidiaries (the “Company”) as of June 30, 2024, the related consolidated statements of operations and consolidated statements of changes in net assets for the three-month and six-month periods ended June 30, 2024 and 2023, the consolidated statements of cash flows and the financial highlights for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the “interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 8, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in "Risk Factors" in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2023 and Part II, Item 1A of and elsewhere in this Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements. The six months ended June 30, 2024 represents the period from January 1, 2024 to June 30, 2024.

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

Portfolio and Investment Activity

Our portfolio and investment activity during the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)*	2024	2023	2024	2023
Investments made in portfolio companies	$3,363,708	$806,738	$5,545,473	$1,426,147
Investments sold	(164,123)	(210,471)	(403,051)	(718,144)
Net activity before repaid investments	$3,199,585	$596,267	$5,142,422	$708,003
Investments repaid	(646,001)	(118,847)	(865,183)	(347,207)
Net investment activity	$2,553,584	$477,420	$4,277,239	$360,796

Portfolio companies at beginning of period	222	133	180	128
Number of new portfolio companies	49	29	96	42
Number of exited portfolio companies	(10)	(16)	(15)	(24)
Portfolio companies at end of period	261	146	261	146

Number of investments made in existing portfolio companies	22	13	61	17

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Portfolio composition, at fair value:
First lien secured debt	99.8%	99.4%
Second lien secured debt	0.2%	0.4%
Unsecured debt and other	0.0%	0.2%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	10.9%	11.6%
Second lien secured debt (2)	10.9%	11.6%
Unsecured debt and other (2)	13.4%	6.3%
Total portfolio (3)	10.9%	11.6%
Interest rate type, at fair value:
Fixed rate amount	$0.4 billion	$0.3 billion
Floating rate amount	$10.6 billion	$6.4 billion
Fixed rate, as percentage of total	3.4%	4.9%
Floating rate, as percentage of total	96.6%	95.1%
Interest rate type, at amortized cost:
Fixed rate amount	$0.4 billion	$0.3 billion
Floating rate amount	$10.6 billion	$6.4 billion
Fixed rate, as percentage of total	3.3%	4.9%
Floating rate, as percentage of total	96.6%	95.1%
Weighted average spread over reference rate of all floating rate investments	5.4%	6.1%

(1)
An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.
(2)
Exclusive of investments on non-accrual status. As of June 30, 2024 and December 31, 2023, 0.1% and 0.1% of investments were on non-accrual status, respectively.
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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
Investment Ranking	Fair Value	Percentage	Fair Value	Percentage
(in thousands)
1	$—	0.0%	$9,252	0.1%
2	10,875,095	98.6%	6,516,105	97.0%
3	157,586	1.4%	190,176	2.8%
4	—	0.0%	4,055	0.1%
5	389	0.0%	—	0.0%
Total	$11,033,070	100.0%	$6,719,588	100.0%

Results of Operations

Operating results for the three and six months ended June 30, 2024 and 2023 were as follows (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total investment income	$281.7	$130.2	$506.4	$248.6
Net expenses	(120.4)	(60.8)	(216.7)	(119.9)
Net investment income	161.3	69.4	289.7	128.7
Net realized gain (loss)	12.9	(3.3)	(13.3)	(5.4)
Net unrealized appreciation (depreciation)	(10.9)	31.3	52.7	83.7
Net increase (decrease) in net assets resulting from operations	$163.3	$97.4	$329.1	$207.1

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

Investment Income

Investment income, for the three and six months ended June 30, 2024 and 2023 were as follows (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$267.4	$125.1	$482.8	$241.9
PIK interest income	3.8	2.8	9.1	3.7
Dividend income	1.9	—	2.4	—
Other income	8.5	2.3	12.2	3.0
Total investment income	$281.7	$130.2	$506.4	$248.6

* Totals may not foot due to rounding.

For the three months ended June 30, 2024, total investment income increased to $281.7 million from $130.2 million for the same period in the prior year, primarily driven by our continuing deployment of capital and rising interest rates. The size of our investment portfolio at fair value increased to $11 billion at June 30, 2024 from $4.8 billion at June 30, 2023. For the three months ended June 30, 2024 and 2023 payment-in-kind income represented 1.4% and 2.2% of total investment income, respectively.

For the six months ended June 30, 2024, total investment income increased to $506.4 million from $248.6 million for the same period in the prior year primarily, driven by our continuing deployment of capital and rising interest rates. The size of our investment portfolio at fair value increased to $11 billion at June 30, 2024 from $4.8 billion at June 30, 2023. For the six months ended June 30, 2024 and 2023 payment-in-kind income represented 1.8% and 1.5% of total investment income, respectively.

While rising interest rates have favorably impacted our investment income during the three and six months ended June 30, 2024, further interest rate increases and the resulting higher cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. If such interest rate increases occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and/or our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.

Expenses

Expenses for the three and six months ended June 30, 2024 and 2023 were as follows (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Management fees	$19.8	$8.0	$35.1	$15.2
Performance-based incentive fees	23.8	10.0	43.6	18.6
Interest and other debt expenses	69.4	37.5	124.5	75.7
Offering costs	0.2	—	0.2	0.0
Trustees' fees	0.1	0.1	0.2	0.2
Shareholder servicing fees	2.9	0.8	5.1	1.4
Administrative service expenses	1.0	0.7	2.1	1.3
Other general and administrative expenses	3.2	2.3	5.9	4.6
Total expenses	$120.4	$59.3	$216.7	$117.0
Expense support reimbursement	—	1.5	—	2.9
Net Expenses	$120.4	$60.8	$216.7	$119.9

* Totals may not foot due to rounding.

For the three and six months ended June 30, 2024, net expenses were $120.4 and $216.7 million, respectively, primarily comprised of interest and other debt expenses.

Interest and other debt expenses

For the three months ended June 30, 2024, interest and other debt expenses increased to $69.4 million from $37.5 million for the same period in the prior year, primarily driven by increased borrowing expenses, due to rising interest rates, on our Senior Secured Facility, SPV Financing Facilities, Private Placements and Unsecured Notes, and increased borrowings outstanding. The total annualized cost of debt increased to 8.6% for the three months ended June 30, 2024 from 8.3% for the same period in the prior year. The average principal debt outstanding increased to $3.2 billion for the three months ended June 30, 2024 from $1.8 billion for the same period in the prior year.

For the six months ended June 30, 2024, interest and other debt expenses increased to $124.5 million from $75.7 million for the same period in the prior year, primarily driven by increased borrowing expenses, due to rising interest rates, on our Senior Secured Facility, SPV Financing Facilities, Private Placements and Unsecured Notes, and increased borrowings outstanding. The total annualized cost of debt increased to 8.7% for the three months ended June 30, 2024 from 8.0% for the same period in the prior year. The average principal debt outstanding increased to $2.8 billion for the three months ended June 30, 2024 from $1.9 billion for the same period in the prior year.

Management fees

For the three months ended June 30, 2024, gross management fees increased to $19.8 million from $8.0 million for the same period in the prior year, primarily due to an increase in average net assets. Our average net assets increased to $6.4 billion for the three months ended June 30, 2024 from $2.6 billion for the three months ended June 30, 2023. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. No management fees have been waived for the three months ended June 30, 2024 and 2023.

For the six months ended June 30, 2024, gross management fees increased to $35.1 million from $15.2 million for the same period in the prior year, primarily due to an increase in average net assets. Our average net assets increased to $5.6 billion for the six months ended June 30, 2024 from $2.4 billion for the six months ended June 30, 2024. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. No management fees have been waived for the six months ended June 30, 2024 and 2023.

Incentive fees

For the three months ended June 30, 2024, incentive fees increased to $23.8 million from $10.0 million for the same period in the prior year primarily due to our deployment of capital and increase in net investment income. No incentive fees have been waived for the three months ended June 30, 2024 and 2023.

For the six months ended June 30, 2024, incentive fees increased to $43.6 million from $18.6 million for the same period in the prior year primarily due to our deployment of capital and increase in net investment income. No incentive fees have been waived for the six months ended June 30, 2024 and 2023.

Other Expenses

Total other expenses were $7.5 million for the three months ended June 30, 2024, primarily comprised of $2.9 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors, $1.9 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company), and $2.7 million of general and administrative expenses (including insurance, filing, research, and fees paid to our sub-administrator and transfer agent). The increase compared to the prior year for the same period was primarily driven by the increased costs attributable to servicing a larger investment portfolio, increased subscriptions to our Class S and Class D shares, and increased borrowings through the establishment of new financing sources, including the issuance of Unsecured Notes.

Total other expenses were $13.5 million for the six months ended June 30, 2024, primarily comprised of $5.1 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors, $3.3 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company), and $5.1 million of general and administrative expenses (including insurance, filing, research, and fees paid to our sub-administrator and transfer agent). The increase compared to the prior year for the same period was primarily driven by the increased costs attributable to servicing a growing investment portfolio, increased subscriptions to our Class S and Class D shares, and increased borrowings through the establishment of new financing sources, including the CLO Warehouse Facility and the issuance of unsecured notes.

Expense support

For the three months ended June 30, 2024, the Company did not receive expense support from the Adviser and did not make any repayments. For the three months ended June 30, 2023, the Company did not receive expense support from the Adviser, and repaid the Adviser $1.5 million for expenses previously paid by the Adviser on behalf of the Company.

For the six months ended June 30, 2024, the Company did not receive expense support from the Adviser and did not make any repayments. For the six months ended June 30, 2023, the Company did not receive expense support from the Adviser, and repaid the Adviser $2.9 million for expenses previously paid by the Adviser on behalf of the Company.

As of June 30, 2024, all expense support received by the Company has been repaid to the Adviser.

Net Realized Gain (Loss)

Net realized gains (losses) for the three and six months ended June 30, 2024 and 2023 were comprised of the following (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Non-controlled/non-affiliated investments	$10.4	$(2.4)	11.5	(4.6)
Foreign currency transactions	0.3	(0.3)	(20.7)	(0.5)
Foreign currency forward contracts	2.2	(0.6)	(4.1)	(0.2)
Net realized gains (losses)	$12.9	$(3.3)	(13.3)	(5.4)

* Totals may not foot due to rounding.

For the three and six months ended June 30, 2024, we recognized gross realized gains on investments of $26.2 million and $45.3, respectively, and gross realized losses on investments of $15.8 and $33.8 million, respectively, resulting in net realized gains on investments of $10.4 million and $11.5 million, respectively, primarily from full or partial sales of our liquid debt investments.

For the three and six months ended June 30, 2023, we recognized gross realized gains on investments of $11.4 million and $27.4 million, respectively, and gross realized losses on investments of $13.8 million and $32.0 million, respectively, resulting in net realized losses on investments of $2.4 million and $4.6 million, respectively, primarily from full or partial sales of our liquid debt investments.

Net Unrealized Gain (Loss)

Net unrealized gains (losses) for the three and six months ended June 30, 2024 and 2023 were comprised of the following (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Non-controlled/non-affiliated investments	$(16.9)	$35.2	0.8	93.7
Derivatives	1.4	—	1.4	—
Foreign currency forward contracts	0.3	0.4	14.9	(0.3)
Foreign currency translations	4.2	(4.4)	35.6	(9.6)
Net unrealized gains (losses)	$(10.9)	$31.3	52.7	83.7

* Totals may not foot due to rounding.

For the three months ended June 30, 2024, we recognized gross unrealized gains on investments of $57.1 million and gross unrealized losses on investments of $74.0 million, resulting in net change in unrealized losses of $16.9 million for the second fiscal quarter of 2024. The depreciation noted in the portfolio was primarily driven by tightening of spreads which caused slightly lower valuations for our portfolio.

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

For the six months ended June 30, 2024, we recognized gross unrealized gains on investments of $96.5 million and gross unrealized losses on investments of $95.7 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains of $0.8 million on investments year-to-date.

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

As of June 30, 2024, we had three asset based leverage facilities, three unsecured debt issuances and one revolving credit facility outstanding. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%.

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

Debt

See Note 6 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of June 30, 2024:

	Payments Due by Period*
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$1,708	$—	$—	$1,708	$—
SPV Financing Facilities (2)	1,168	—	789	379	—
CLO Warehouse Facility (3)	299	—	299	—	—
Private Placement Bonds and Unsecured Notes	1,497	—	422	1,075	—
Total Debt Obligations	$4,672	$—	$1,510	$3,162	$—

* Totals may not foot due to rounding.

(1)
As of June 30, 2024, aggregate lender commitments under the Senior Secured Facility totaled $476.6 million of unused capacity.
(2)
As of June 30, 2024, aggregate lender commitments under the SPV Financing Facilities totaled $382.6 million of unused capacity.
(3)
As of June 30, 2024, aggregate lender commitments under the CLO Warehouse Facility totaled $0.7 million of unused capacity.

Net Assets

See Note 7 to the consolidated financial statements for information on the Company’s common shares and related capital activities.

Distributions

The following table summarizes our distributions declared and payable for the six months ended June 30, 2024 (dollar amounts in thousands, except per share amounts):

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2024	January 23, 2024	February 28, 2024	$0.1622	$6,206	$0.1748	$74	$0.1800	$25,802
January 31, 2024	December 20, 2023	February 28, 2024	0.0200	765	0.0200	8	0.0200	2,867	(1)
February 29, 2024	February 26, 2024	March 27, 2024	0.1634	6,818	0.1751	82	0.1800	28,229
February 29, 2024	December 20, 2023	March 27, 2024	0.0200	835	0.0200	9	0.0200	3,137	(1)
March 29, 2024	March 21, 2024	April 26, 2024	0.1622	7,606	0.1748	90	0.1800	31,021
March 29, 2024	December 20, 2023	April 26, 2024	0.0200	938	0.0200	10	0.0200	3,447	(1)
April 30, 2024	April 23, 2024	May 29, 2024	0.1627	8,260	0.1749	100	0.1800	33,209
April 30, 2024	March 21, 2024	May 29, 2024	0.0200	1,015	0.0200	11	0.0200	3,690	(1)
May 31, 2024	May 22, 2024	June 27, 2024	0.1621	9,041	0.1747	90	0.1800	35,634
May 31, 2024	March 21, 2024	June 27, 2024	0.0200	1,116	0.0200	10	0.0200	3,959	(1)
June 28, 2024	June 21, 2024	July 29, 2024	0.1627	9,710	0.1749	98	0.1800	39,154
June 28, 2024	March 21, 2024	July 29, 2024	0.0200	1,194	0.0200	11	0.0200	4,349	(1)
			$1.0953	$53,504	$1.1692	$594	$1.2000	$214,498

* Totals may not foot due to rounding.

(1)
Represents a special distribution.

The following table presents distributions that were declared during the six months ended June 30, 2023 (dollar amounts in thousands, except per share amounts):

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2023	January 20, 2023	February 24, 2023	$0.1433	$1,631	$0.1551	$18	$0.1600	$13,422
February 28, 2023	February 17, 2023	March 29, 2023	0.1446	1,703	0.1555	18	0.1600	13,675
February 28, 2023	February 17, 2023	March 29, 2023	0.0200	235	0.0200	2	0.0200	1,709	(1)
March 31, 2023	March 24, 2023	April 26, 2023	0.1428	1,803	0.1550	20	0.1600	14,193
March 31, 2023	March 24, 2023	April 26, 2023	0.0200	253	0.0200	3	0.0200	1,774	(1)
April 28, 2023	April 20, 2023	May 26, 2023	0.1434	1,964	0.1551	22	0.1600	14,345
April 28, 2023	April 20, 2023	May 26, 2023	0.0200	274	0.0200	3	0.0200	1,793	(1)
May 31, 2023	May 23, 2023	June 28, 2023	0.1427	2,169	0.1549	22	0.1600	14,759
May 31, 2023	May 23, 2023	June 28, 2023	0.0200	304	0.0200	3	0.0200	1,845	(1)
June 30, 2023	June 23, 2023	July 27, 2023	0.1433	2,392	0.1551	22	0.1600	15,329
June 30, 2023	June 23, 2023	July 27, 2023	0.0200	334	0.0200	3	0.0200	1,916	(1)
			$0.9601	$13,062	$1.0307	$136	$1.0600	$94,760

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2024 (dollar amounts in thousands, except per share amounts):

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.0953	$53,504	$1.1692	$594	$1.2000	$214,498
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—
	$1.0953	$53,504	$1.1692	$594	$1.2000	$214,498

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

The following table presents information with respect to the Company’s share repurchases during the six months ended June 30, 2024 (dollar amounts in thousands, except per share amounts):

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 15, 2024	5,079,296	3.03%	$24.85	March 31, 2024	$126,101	3,293,303
June 13, 2024	1,612,752	0.75%	$24.90	June 30, 2024	40,110	9,120,695

(1) Percentage is based on total shares as of the close of the previous calendar quarter

(2) All repurchase requests were satisfied in full

(3) Amounts shown net of Early Repurchase Deduction

The following table presents information with respect to the Company’s share repurchases during the six months ended June 30, 2023 (dollar amounts in thousands, except per share amounts):

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 15, 2023	5,512,759	5.94%	$23.82	March 31, 2023	131,283	—
June 14, 2023	3,630,463	3.78%	$24.18	June 30, 2023	87,781	1,167,048

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2024 and December 31, 2023, we had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate principal amount of $1,245.8 million and $789.9 million, respectively.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2024, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Critical Accounting Estimates

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates should be read in connection with our risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and “Item 1. Consolidated Financial Statements —Notes to Consolidated Financial Statements—Note 2. Significant Accounting Policies.” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the three months ended June 30, 2024, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant:

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

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by our Board of Trustees based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board of Trustees to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 4 to our consolidated financial statements for the three and six months ended June 30, 2024, for more information relating to our investment valuation.

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

As of June 30, 2024, 97% of our debt portfolio investments bore interest at variable rates, which generally are SOFR based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Our Senior Secured Facility and SPV Financing Facilities bear interest at SOFR rates with no interest rate floor. Our Unsecured Notes, which bear interest at fixed rates, are hedged by entering into fixed to floating interest rate swaps, in order to align the interest rates of our liabilities in our investment portfolio.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of June 30, 2024, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
(in millions)
Up 200 basis points	$107.2	$0.388
Up 150 basis points	80.4	0.291
Up 100 basis points	53.6	0.194
Up 50 basis points	26.8	0.097
Down 50 basis points	(26.7)	(0.097)
Down 100 basis points	(53.4)	(0.193)
Down 150 basis points	(80.0)	(0.290)
Down 200 basis points	(106.7)	(0.386)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

On March 14, 2023, certain First Lien and Second Lien holders of debt issued by Mitel filed a complaint in New York State Court captioned Ocean Trails CLO VII et al v. MLN TopCo Ltd., et al, Index No. 651327/2023, against certain other First Lien and Second Lien debt holders, including Apollo Debt Solutions BDC, alleging, among other things, that the defendant lenders breached the terms of their lending agreements and the New York Uniform Voidable Transfer Act in connection with certain amendments to the relevant documents governing the debt. Plaintiffs seek to have the amendments in question declared void. On December 5, 2023, the trial court granted defendants’ motions to dismiss in part and denied them in part. The trial matter is currently in discovery. The plaintiffs and defendants have also taken interlocutory appeals of the courts’ motion to dismiss ruling to the intermediate New York State appellate court, which are pending. No reasonable estimate of possible loss, if any, can be made at this time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Refer to our Current Reports on Form 8-K filed with SEC on April 23, 2024, May 22, 2024, and June 21, 2024 for information about unregistered sales of our equity securities during the quarter.

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

The following table presents information with respect to the Company’s share repurchases during the six months ended June 30, 2024 (dollar amounts in thousands, except per share amounts):

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 15, 2024	5,079,296	3.03%	$24.85	March 31, 2024	$126,101	3,293,303
June 13, 2024	1,612,752	0.75%	$24.90	June 30, 2024	40,110	9,120,695

(1) Percentage is based on total shares as of the close of the previous calendar quarter

(2) All repurchase requests were satisfied in full

(3) Amounts shown net of Early Repurchase Deduction

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

Exhibit Number	Description of Exhibits
3.1	Fourth Amended and Restated Declaration of Trust of the Registrant (1)
3.2	Third Amended and Restated Bylaws of the Registrant (1)
4.1	Indenture, dated as of March 21, 2024, by and between the Fund and U.S. Bank Trust Company, National Association, as trustee. (2)
4.2	Second Supplemental Indenture, dated as of July 29, 2024, relating to the 6.700% Notes due 2031, by and between the Company and U.S. Bank Trust Company, National Association, as trustee. (3)
4.3	Form of 6.700% Notes due 2031. (3)
4.4

Registration Rights Agreement, dated as of July 29, 2024, relating to the Notes, by and among the Company and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, and SMBC Nikko Securities America, Inc., as the representatives of the Initial Purchasers. (4)

10.1

Fourth Amendment to Credit Agreement, dated July 11, 2024, Merlin Funding LLC, as borrower, the Company, in its capacities as subordinated lender and warehouse collateral manager, and Morgan Stanley Senior Funding, Inc., as Administrative Agent. (5)

10.2	Amendment No. 6 to the Credit and Security Agreement, dated as of July 19, 2024, by and between Cardinal Funding LLC, a subsidiary of the Company, with Citibank, N.A., as administrative agent. (6)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)*
*	Filed Herewith

_________________________________

(1)
Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 814-01424), filed on March 14, 2024.
(2)
Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on March 22, 2024.
(3)
Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on July 29, 2024.
(4)
Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on July 29, 2024.
(5)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on July 15, 2024.
(6)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on July 24, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Earl Hunt Earl Hunt	Chairperson, Chief Executive Officer and Trustee	August 8, 2024

/s/ Eric Rosenberg Eric Rosenberg	Chief Financial Officer	August 8, 2024