Form 10-Q
period 2024-09-30
Apollo Debt Solutions BDC
filed 2024-11-08
CIK 1837532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).

The number of shares of the Registrant’s Common Shares, $0.01 par value per share, outstanding as of November 8, 2024 was 73,034,864 Class S common shares, 977,145 Class D common shares and 269,845,432 Class I common shares. Common shares outstanding exclude November 1, 2024 subscriptions since the issuance price is not yet finalized at this time.

APOLLO DEBT SOLUTIONS BDC

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,” “ADS,” “we,” “us,” and “our” refer to Apollo Debt Solutions BDC unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $12,302,138 and $6,683,052 at September 30, 2024 and December 31, 2023, respectively)	$12,413,755	$6,719,588
Cash and cash equivalents	797,204	258,594
Foreign currencies (cost — $38,299 and $12,528 at September 30, 2024 and December 31, 2023, respectively)	38,192	12,581
Receivable for investments sold	292,060	102,861
Interest receivable	126,624	55,472
Other assets	5,930	4,771
Total assets	$13,673,765	$7,153,867

Liabilities
Debt (net of deferred financing costs and unamortized original issue discount and/or premium of $34,031 and $27,534 at September 30, 2024 and December 31, 2023, respectively)	$4,799,736	$2,639,099
Payable for investments purchased	426,980	245,242
Payable for share repurchases (Note 7)	68,083	43,291
Distributions payable	64,919	33,228
Interest payable	74,894	36,621
Management fees payable	8,442	4,400
Performance-based incentive fees payable	30,046	14,673
Accrued administrative services expense payable	478	384
Unrealized depreciation on foreign currency forward contracts	18,269	3,681
Other liabilities and accrued expenses	5,730	9,552
Total liabilities	$5,497,577	$3,030,171
Commitments and contingencies (Note 8)
Total Net Assets	$8,176,188	$4,123,696

Net Assets
Common shares, $0.01 par value (327,858,334 and 167,451,987 shares issued and outstanding, respectively)	$3,278	$1,675
Capital in excess of par value	7,675,035	4,075,968
Accumulated distributed earnings (losses)	497,875	46,053
Total Net Assets	$8,176,188	$4,123,696

Net Asset Value Per Share
Class S Shares:
Net assets	$1,700,601	$851,296
Common shares outstanding ($0.01 par value, unlimited shares authorized)	68,192,680	34,568,776
Net asset value per share	$24.94	$24.63
Class D Shares:
Net assets	$21,168	$7,346
Common shares outstanding ($0.01 par value, unlimited shares authorized)	848,836	298,321
Net asset value per share	$24.94	$24.63
Class I Shares:
Net assets	$6,454,419	$3,265,054
Common shares outstanding ($0.01 par value, unlimited shares authorized)	258,816,818	132,584,890
Net asset value per share	$24.94	$24.63

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$330,497	$142,485	$813,271	$384,340
Payment-in-kind interest income	3,726	2,983	12,778	6,728
Dividend income	740	115	3,124	115
Other income	12,120	2,530	24,323	5,543
Total Investment Income	$347,083	$148,113	$853,496	$396,726
Operating Expenses
Management fees	$24,501	$9,543	$59,612	$24,693
Performance-based incentive fees	28,736	11,529	72,365	30,117
Interest and other debt expenses	88,160	40,655	212,619	116,341
Offering costs	240	—	465	38
Trustees' fees	122	111	363	329
Shareholder servicing fees	3,480	1,106	8,592	2,465
Administrative service expenses	1,036	670	3,086	1,988
Other general and administrative expenses	5,207	3,438	11,100	8,054
Total expenses	151,482	67,052	368,202	184,025
Expense support reimbursement	—	1,494	—	4,433
Net Expenses	$151,482	$68,546	$368,202	$188,458
Net Investment Income	$195,601	$79,567	$485,294	$208,268
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$2,496	$1,018	$14,023	$(3,611)
Derivatives	835	—	835	—
Foreign currency transactions	3,023	3,589	(17,704)	3,069
Foreign currency forward contracts	(33,583)	1,960	(37,709)	1,738
Net realized gains (losses)	(27,229)	6,567	(40,555)	1,196
Net change in unrealized gains (losses)
Non-controlled/non-affiliated investments	74,282	8,921	75,081	102,585
Derivatives	(6,813)	—	(5,383)	—
Foreign currency forward contracts	(29,485)	1,105	(14,589)	823
Foreign currency translations	(8,768)	14,240	26,804	4,590
Net unrealized gains (losses)	29,216	24,266	81,913	107,998
Net Realized and Change in Unrealized Gains (Losses)	$1,987	$30,833	$41,358	$109,194
Net Increase (Decrease) in Net Assets Resulting from Operations	$197,588	$110,400	$526,652	$317,462

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operations
Net investment income	$195,601	$79,567	$485,294	$208,268
Net realized gains (losses)	(27,229)	6,567	(40,555)	1,196
Net change in unrealized gains (losses)	29,216	24,266	81,913	107,998
Net Increase (Decrease) in Net Assets Resulting from Operations	$197,588	$110,400	$526,652	$317,462

Distributions to Stockholders
Class S	$(35,810)	$(10,346)	$(89,308)	$(23,408)
Class D	(439)	(89)	(1,029)	(224)
Class I	(148,205)	(55,655)	(362,703)	(150,414)
Net Decrease in Net Assets Resulting from Distributions to Stockholders	$(184,454)	$(66,090)	$(453,040)	$(174,046)

Capital Share Transactions
Class S:
Proceeds from shares sold	$215,619	$171,574	$820,819	$305,297
Repurchase of common shares, net of early repurchase deduction	(11,701)	(2,685)	(36,557)	(5,127)
Distributions reinvested	20,505	4,906	49,454	11,612
Class D:
Proceeds from shares sold	7,553	1,441	13,695	2,201
Repurchase of common shares, net of early repurchase deduction	—	—	—	—
Distributions reinvested	249	14	500	30
Class I:
Proceeds from shares sold	1,059,240	407,636	3,193,746	827,647
Repurchase of common shares, net of early repurchase deduction	(56,380)	(46,210)	(197,737)	(262,830)
Distributions reinvested	54,242	22,397	134,960	62,000
Net Increase (Decrease) from Capital Share Transactions	$1,289,327	$559,073	$3,978,880	$940,830

Net Assets
Total increase (decrease) in net assets during the period	1,302,461	603,383	4,052,492	1,084,246
Net Assets, beginning of period	6,873,727	2,635,796	4,123,696	2,154,933
Net Assets at End of Period	$8,176,188	$3,239,179	$8,176,188	$3,239,179

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands, except share and per share data)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net increase (decrease) in net assets resulting from operations	$526,652	$317,462
Net realized (gain) loss on investments	(14,023)	3,611
Net realized (gain) loss on derivatives	(835)	—
Net change in unrealized (gains) losses on investments	(75,081)	(102,585)
Net change in unrealized (gains) losses on derivatives	5,383	—
Net unrealized (appreciation) depreciation on foreign currency forward contracts	14,589	(823)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(26,804)	(4,590)
Payment-in-kind interest capitalized	(13,964)	(5,909)
Net accretion of discount and amortization of premium	(22,574)	(10,914)
Amortization of deferred financing costs	6,478	4,098
Amortization of offering costs	465	38
Purchases of investments	(8,274,095)	(2,306,194)
Proceeds from sale of investments and principal repayments	2,711,284	1,441,363
Changes in operating assets and liabilities:
Interest receivable	(71,152)	(4,070)
Receivable for investments sold	(189,199)	(51,699)
Other assets	(6,542)	6,600
Payable for investments purchased	181,737	11,991
Management fees payable	4,042	1,055
Performance-based incentive fees payable	15,373	3,395
Accrued administrative services expense payable	94	(1,467)
Interest payable	38,273	6,417
Other liabilities and accrued expenses	(3,822)	(3,032)
Net Cash Used in/Provided by Operating Activities	$(5,193,721)	$(695,253)

Financing Activities
Issuances of debt	$5,025,830	$2,176,014
Payments of debt	(2,826,447)	(1,970,099)
Financing costs paid and deferred	(23,142)	(5,071)
Proceeds from issuance of common shares	4,028,260	1,135,145
Repurchased shares, net of early repurchase deduction paid	(209,501)	(259,919)
Distributions paid	(236,435)	(91,666)
Offering costs paid and deferred	(465)	(38)
Net Cash Used in/Provided by Financing Activities	$5,758,100	$984,366

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash and cash equivalents and foreign currencies during the period	$564,379	$289,113
Effect of foreign exchange rate changes on cash and cash equivalents	(158)	(25)
Cash, cash equivalents and foreign currencies at beginning of period	271,175	51,658
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$835,396	$340,746

Supplemental Disclosure and Non-Cash Information
Cash interest paid	$167,868	$105,826
Distributions payable	$64,919	$23,702
Reinvestment of distributions during the period	$184,914	$73,642
PIK income	$12,778	$6,728

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Aerospace & Defense
Kaman
Ovation Parent Inc	First Lien Secured Debt - Term Loan	S+350, 0.75% Floor	4/21/2031	$10,000	$9,976	$10,050	(15)
MRO Holdings
MRO Holdings, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	12/17/2030	90,330	89,143	90,105	(4)(9)(15)
Transdigm
Transdigm Inc.	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	1/19/2032	5,000	4,987	4,986	(8)(14)
		Total Aerospace & Defense			$104,106	$105,141

Asset Backed Securities
Roaring Fork III-B
Roaring Fork III-B, LLC	First Lien Secured Debt - Term Loan	S+540, 0.00% Floor	7/16/2026	$1,087	$1,087	$1,087	(4)(8)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+540, 0.00% Floor	7/16/2026	17,036	16,958	17,036	(4)(8)(9)(15)
		Total Asset Backed Securities			$18,045	$18,123

Automobile Components
Caliber
Wand Newco 3, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	1/30/2031	$19,950	$19,903	$19,950	(14)(15)
Clarience Technologies
Truck-Lite Co., LLC	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	2/13/2031	147,260	144,155	144,977	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+575, 0.75% Floor	2/13/2031	—	(329)	(248)	(4)(5)(11)(27)
	First Lien Secured Debt - Revolver	S+575, 0.75% Floor	2/13/2030	160	(163)	(86)	(4)(5)(11)(15)(27)
					143,663	144,643
Crash Champions
Champions Financing Inc	First Lien Secured Debt - Term Loan	S+475, 0.00% Floor	2/23/2029	13,965	13,838	13,482	(14)(15)
Mavis Tire Express Services
Mavis Tire Express Services TopCo, L.P.	First Lien Secured Debt - Term Loan	S+350, 0.75% Floor	5/4/2028	21,550	21,560	21,565	(14)(15)
		Total Automobile Components			$198,964	$199,640

Banks
G&A
G&A Partners Holding Company II, LLC	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	3/1/2031	$16,157	$15,852	$15,874	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	3/1/2031	632	578	509	(4)(9)(11)(15)(27)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	3/1/2030	—	(32)	(31)	(4)(5)(9)(11)(27)
					16,398	16,352

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Public Trust Advisors
Pinnacle Purchaser, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	12/28/2029	4,497	4,416	4,452	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	12/29/2029	78	70	73	(4)(9)(11)(16)(27)
					4,486	4,525
		Total Banks			$20,884	$20,877

Biotechnology
Azurity Pharmaceuticals
Azurity Pharmaceuticals, Inc.	First Lien Secured Debt - Term Loan	S+673, 0.75% Floor	9/20/2027	$53,107	$52,080	$52,576	(10)(15)
		Total Biotechnology			$52,080	$52,576

Building Products
Chamberlain Group
Chariot Buyer LLC	First Lien Secured Debt - Term Loan	S+350, 0.50% Floor	11/3/2028	$16,833	$16,788	$16,813	(14)
Kodiak
Kodiak BP, LLC	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	3/12/2028	7,373	7,340	7,402	(14)
Reliable Doors
Reliable Doors, LLC	First Lien Secured Debt - Term Loan	S+625, 1.00% Floor	10/4/2028	6,249	6,144	6,249	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+625, 1.00% Floor	10/4/2028	2,118	2,074	2,118	(4)(9)(14)(27)
	First Lien Secured Debt - Revolver	S+625, 1.00% Floor	10/4/2028	114	104	114	(4)(9)(11)(14)(27)
					8,322	8,481
RF Fager
R.F. Fager Company, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	3/4/2030	3,109	3,044	3,055	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	3/4/2030	—	(11)	(18)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	3/4/2030	78	61	64	(4)(9)(11)(15)(27)
					3,094	3,101
US LBM
LBM Acquisition, LLC	First Lien Secured Debt - Term Loan	S+385, 0.75% Floor	12/17/2027	35,448	35,106	35,284	(14)(15)
Visual Comfort
VC GB Holdings I Corp	First Lien Secured Debt - Term Loan	S+376, 0.50% Floor	7/21/2028	4,412	4,387	4,408	(14)
		Total Building Products			$75,037	$75,489

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Capital Markets
Arrowhead Engineered Products
Arrowhead Holdco Company	First Lien Secured Debt - Term Loan	S+584 (includes 2.75% PIK)	8/31/2028	$10,064	$10,064	$9,460	(4)(15)
Dragon Buyer Inc
Dragon Buyer Inc	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	9/30/2031	13,000	12,935	12,955	(14)
Edelman Financial Services
The Edelman Financial Center, LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	4/7/2028	34,570	34,582	34,546	(14)(15)
Focus Financial
Focus Financial Partners, LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	9/10/2031	29,799	29,725	29,744	(14)
	First Lien Secured Debt - Delayed Draw	S+325, 0.00% Floor	9/10/2031	—	(8)	(6)	(5)(27)
					29,717	29,738
True Potential
Kane Bidco Limited	First Lien Secured Debt - Corporate Bond	SONIA+635, 0.00% Floor	2/15/2028	£69,000	86,384	92,771	(3)(4)(8)(9)(17)
	First Lien Secured Debt - Corporate Bond	6.50%	2/15/2027	£2,000	2,371	2,643	(3)(8)(9)
	First Lien Secured Debt - Corporate Bond	5.00%	2/15/2027	€1,000	1,085	1,102	(3)(8)(9)
					89,840	96,516
		Total Capital Markets			$177,138	$183,215

Chemicals
AOC
LSF11 A5 HoldCo LLC	First Lien Secured Debt - Term Loan	S+361, 0.50% Floor	10/15/2028	$37,581	$37,337	$37,558	(14)(15)
Heubach
Heubach Holdings USA LLC	First Lien Secured Debt - Term Loan	S+1026, 1.00% Floor	4/30/2024	1,657	1,526	389	(4)(8)(15)(24)
SK Neptune Husky Group Sarl	First Lien Secured Debt - Term Loan	S+715, 0.50% Floor	1/3/2029	9,588	9,550	—	(4)(8)(14)(24)
					11,076	389
RMC
RMC Topco LLC	Common Equity - Equity Unit	N/A	N/A	100 Shares	100	121	(4)(9)(30)
Rochester Midland Corporation	First Lien Secured Debt - Term Loan	S+625, 1.00% Floor	8/1/2029	4,925	4,820	4,962	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+600, 1.00% Floor	8/1/2029	741	601	746	(4)(9)(11)(14)(27)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	8/1/2029	—	(40)	—	(4)(9)(11)(27)
					5,481	5,829
Solenis
Olympus Water US Holding Corporation	First Lien Secured Debt - Term Loan	S+376, 0.50% Floor	6/20/2031	23,948	23,420	23,977	(14)(15)
Vita Global
Vita Global FinCo Limited	First Lien Secured Debt - Term Loan	SONIA+710, 0.00% Floor	7/6/2027	£16,471	22,328	20,314	(3)(4)(8)(17)
		Total Chemicals			$99,642	$88,067

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Commercial Services & Supplies
Allied Universal
Allied Universal Holdco LLC	First Lien Secured Debt - Term Loan	S+385, 0.50% Floor	5/12/2028	$29,290	$29,212	$29,037	(14)(15)
American Express GBT
GBT US III LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	7/25/2031	20,000	19,951	19,983	(8)(15)
Avenu Insights
ACP Avenu Buyer, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	10/2/2029	6,203	6,054	6,110	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	10/2/2029	1,094	1,050	1,054	(4)(9)(11)(14)(15)(27)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	10/2/2029	238	214	222	(4)(9)(11)(14)(15)(27)
					7,318	7,386
BDO USA
BDO USA, P.A.	First Lien Secured Debt - Term Loan	S+500, 2.00% Floor	8/31/2028	194,768	191,553	194,768	(4)(9)(15)
Beeline
IQN Holding Corp.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	5/2/2029	64,283	63,843	64,276	(4)(15)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	5/2/2028	1,198	1,167	1,198	(4)(11)(15)(27)
					65,010	65,474
Best Trash
Bingo Group Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	7/10/2031	17,567	17,352	17,347	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	7/10/2031	—	(33)	(34)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	7/10/2031	63	38	37	(4)(9)(11)(15)(27)
					17,357	17,350
Eiffel
Equipe Holdings 3 B.V.	First Lien Secured Debt - Term Loan	E+700, 0.00% Floor	12/18/2029	€17,778	18,732	19,196	(3)(4)(8)(9)(19)
Ensemble Health
Ensemble RCM, LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	8/1/2029	29,564	29,441	29,642	(14)(15)
Fortis Fire
Fortis Fire & Safety Holdings LP	Common Equity - Equity Unit	N/A	N/A	9 Shares	90	105	(4)(9)(30)
Fortis Fire & Safety Inc.	First Lien Secured Debt - Delayed Draw	S+600, 1.00% Floor	7/21/2029	761	761	759	(4)(9)(11)(15)(27)
					851	864
GardaWorld
Garda World Security Corporation	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	2/1/2029	18,769	18,727	18,790	(8)(14)

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Heritage Environmental Services
Heritage Environmental Services, Inc.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	1/31/2031	88,204	86,970	88,865	(4)(9)(15)
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	1/31/2031	11,762	11,703	11,703	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	1/31/2031	—	(31)	(31)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	1/31/2030	—	(5)	—	(4)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+550, 4.50% Floor	1/31/2030	—	(162)	—	(4)(9)(11)(27)
					98,475	100,537
HKA
Mount Olympus Bidco Limited	First Lien Secured Debt - Term Loan	S+575, 0.50% Floor	8/9/2029	13,705	13,407	13,431	(4)(8)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+575, 0.50% Floor	8/9/2029	4,760	4,737	4,665	(4)(8)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+650, 0.50% Floor	8/9/2029	568	537	528	(4)(8)(9)(11)(15)(27)
					18,681	18,624
Ironclad
Ironhorse Purchaser, LLC	First Lien Secured Debt - Term Loan	S+676, 1.00% Floor	9/30/2027	3,044	2,994	2,984	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+676, 1.00% Floor	9/30/2027	—	(23)	(29)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+676, 1.00% Floor	9/30/2027	193	185	184	(4)(9)(11)(14)(27)
					3,156	3,139
Profile Products
Profile Products LLC	First Lien Secured Debt - Term Loan	S+560, 0.75% Floor	11/12/2027	4,875	4,875	4,875	(4)(14)
QA Group
Ichnaea UK Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+600, 0.00% Floor	10/5/2029	£31,000	36,646	41,445	(3)(4)(8)(9)(17)
R.R. Donnelley
R. R. Donnelley & Sons Company	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	8/8/2029	176,000	170,837	170,720	(4)(9)(14)
Resource Innovations
North Haven RI Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	3/29/2030	11,940	11,716	11,718	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	3/29/2030	1,393	1,352	1,337	(4)(9)(11)(15)(27)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	3/29/2030	550	504	504	(4)(9)(11)(14)(27)
					13,572	13,559
SafetyCo
HEF Safety Ultimate Holdings, LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	11/19/2029	10,565	10,330	10,398	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	11/19/2029	—	(31)	(46)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	11/17/2029	387	356	364	(4)(9)(11)(15)(27)
					10,655	10,716

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
SAVATREE
CI (Quercus) Intermediate Holdings, LLC	First Lien Secured Debt - Term Loan	S+515, 0.75% Floor	6/6/2031	17,325	17,146	16,983	(4)(15)
	First Lien Secured Debt - Revolver	S+515, 0.75% Floor	6/6/2031	189	154	145	(4)(11)(14)(27)
					17,300	17,128
Smith System
Smith Topco, Inc.	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	11/6/2029	13,208	12,944	13,208	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	11/6/2029	—	(32)	—	(4)(9)(11)(27)
					12,912	13,208
SumUp
SumUp Holdings Luxembourg S.a.r.l.	First Lien Secured Debt - Delayed Draw	E+661, 1.50% Floor	4/25/2031	€40,000	42,870	43,552	(3)(4)(8)(10)(11)(20)(27)
Tranzonic
TZ Buyer LLC	First Lien Secured Debt - Term Loan	S+610, 0.75% Floor	8/14/2028	19,800	19,140	19,404	(4)(9)(14)
	First Lien Secured Debt - Term Loan	S+635, 0.75% Floor	8/14/2028	17,648	17,333	17,295	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+610, 0.75% Floor	8/14/2028	49,601	48,722	48,609	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+635, 0.75% Floor	8/12/2028	4,588	4,519	4,496	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+585, 0.75% Floor	8/14/2028	1,742	1,695	1,707	(4)(9)(14)
	First Lien Secured Debt - Revolver	S+635, 0.75% Floor	8/14/2028	—	(10)	(12)	(4)(5)(9)(11)(27)
TZ Parent LLC	Common Equity - Equity Unit	N/A	N/A	50 Shares	50	94	(4)(9)(30)
					91,449	91,593
United Site Services
Vortex Opco LLC	First Lien Secured Debt - Term Loan	S+436, 0.50% Floor	12/17/2028	35,265	35,162	25,479	(9)(15)
	First Lien Secured Debt - Term Loan	S+625, 0.50% Floor	4/30/2030	6,722	6,388	7,009	(9)(15)
					41,550	32,488
USA DeBusk
USA DeBusk LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	4/30/2031	13,282	13,092	13,114	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	4/30/2031	550	511	488	(4)(9)(11)(14)(27)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	4/30/2030	945	919	923	(4)(9)(11)(14)(15)(27)
					14,522	14,525
		Total Commercial Services & Supplies			$975,652	$978,599

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Communications Equipment
MCA
Mobile Communications America, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	10/16/2029	$8,361	$8,177	$8,340	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	10/16/2029	365	333	358	(4)(9)(11)(15)(27)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	10/16/2029	—	(29)	(3)	(4)(5)(9)(11)(27)
					8,481	8,695
Mitel Networks
MLN US Holdco LLC	First Lien Secured Debt - Term Loan	S+644, 1.00% Floor	10/18/2027	6,395	6,233	5,100	(4)(8)(15)
	Second Lien Secured Debt - Term Loan	6.70%	10/18/2027	38,156	37,998	16,121	(4)(8)(15)(24)
					44,231	21,221
		Total Communications Equipment			$52,712	$29,916

Construction & Engineering
American Restoration
American Restoration Holdings, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	7/24/2030	$6,479	$6,353	$6,350	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	7/24/2030	1,276	1,199	1,190	(4)(9)(11)(15)(27)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	7/24/2030	389	354	353	(4)(9)(11)(15)(27)
					7,906	7,893
Arcosa
Arcosa, Inc.	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	8/12/2031	7,500	7,500	7,500	(8)(14)
Pave America
Pave America Interco, LLC	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	2/7/2028	37,004	36,134	35,894	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+675, 1.00% Floor	2/7/2028	3,382	3,309	3,280	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	2/7/2028	2,777	2,700	2,675	(4)(9)(11)(15)(27)
					42,143	41,849
Trench Plate Rental Co.
Trench Plate Rental Co.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	12/3/2026	44,432	44,046	43,654	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+560, 1.00% Floor	12/3/2026	3,750	3,716	3,670	(4)(9)(11)(15)(27)
Trench Safety Solutions Holdings, LLC	Common Equity - Equity Unit	N/A	N/A	331 Shares	50	31	(4)(9)(30)
					47,812	47,355
		Total Construction & Engineering			$105,361	$104,597

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Construction Materials
Hobbs & Associates
Hobbs & Associates LLC/VA	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	7/23/2031	$13,636	$13,603	$13,637	(14)
	First Lien Secured Debt - Delayed Draw	S+325, 0.00% Floor	7/23/2031	—	(3)	—	(11)(27)
					13,600	13,637
Volunteer Materials
Volunteer AcquisitionCo, LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	9/1/2029	4,765	4,661	4,645	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+650, 1.00% Floor	9/1/2029	—	(4)	(9)	(4)(5)(9)(27)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	9/1/2029	—	(16)	(19)	(4)(5)(9)(11)(27)
					4,641	4,617
		Total Construction Materials			$18,241	$18,254

Consumer Finance
LendingTree
LendingTree, Inc.	First Lien Secured Debt - Term Loan	S+575, 1.50% Floor	3/27/2031	$55,895	$54,568	$55,476	(4)(8)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+575, 1.50% Floor	3/27/2031	—	(328)	(177)	(4)(5)(8)(9)(11)(27)
		Total Consumer Finance			$54,240	$55,299

Consumer Staples Distribution & Retail
ASDA
Bellis Acquisition Company PLC	First Lien Secured Debt - Term Loan	SONIA+603, 0.00% Floor	10/22/2029	£97,403	$114,568	$130,223	(3)(4)(8)(9)(17)
	First Lien Secured Debt - Term Loan	E+400, 0.00% Floor	5/14/2031	€5,000	5,256	5,467	(3)(8)(9)(19)
					119,824	135,690
Elida Beauty
PHOENIX YW BUYER, INC.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	5/31/2030	13,262	12,976	12,964	(4)(9)(14)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	5/31/2030	—	(36)	(38)	(4)(5)(9)(11)(27)
					12,940	12,926
Patriot Pickle
Patriot Foods Buyer, Inc.	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	12/24/2029	6,534	6,416	6,469	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+600, 1.00% Floor	12/22/2029	—	(22)	(25)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	12/22/2029	—	(16)	(9)	(4)(5)(9)(11)(27)
					6,378	6,435

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Protein for Pets
Protein For Pets Opco, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	9/20/2030	45,170	44,320	44,492	(4)(9)(14)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	9/20/2030	—	(87)	(71)	(4)(5)(9)(11)(27)
					44,233	44,421
Rise and Brill
Ultimate Baked Goods Midco LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	8/13/2027	10,342	10,295	10,151	(4)(9)(15)
	First Lien Secured Debt - Term Loan	S+625, 1.00% Floor	8/13/2027	8,153	7,995	8,153	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	8/13/2027	32,181	31,968	31,586	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+660, 1.00% Floor	8/13/2027	356	330	355	(4)(9)(11)(15)(27)
					50,588	50,245
		Total Consumer Staples Distribution & Retail			$233,963	$249,717

Containers & Packaging
Ardagh Metal Packaging Finance plc
Ardagh Metal Packaging Finance plc	First Lien Secured Debt - Term Loan	E+450, 1.00% Floor	9/24/2029	€59,921	$66,473	$66,200	(3)(4)(8)(9)(10)(19)
Berlin Packaging
Berlin Packaging L.L.C.	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	6/7/2031	16,958	16,960	16,964	(14)(15)
BOX Partners
Bp Purchaser LLC	First Lien Secured Debt - Term Loan	S+576, 0.75% Floor	12/11/2028	7,313	7,313	7,294	(4)(15)
Tekni-Plex
Trident TPI Holdings, Inc.	First Lien Secured Debt - Term Loan	S+400, 0.50% Floor	9/15/2028	38,286	38,229	38,391	(14)(15)
		Total Containers & Packaging			$128,975	$128,849

Distributors
ORS Nasco
WC ORS Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	8/7/2031	$75,317	$74,203	$74,188	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/7/2031	—	(105)	(108)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/7/2031	2,008	1,798	1,793	(4)(9)(11)(15)(27)
WC ORS Holdings, L.P.	Common Equity - Limited Partnership	N/A	N/A	90,443 Shares	90	90	(4)(9)(30)
					75,986	75,963
PureStar
AMCP Clean Acqusition Company, LLC	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	6/15/2028	94,525	93,264	94,407	(9)(15)
		Total Distributors			$169,250	$170,370

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)		Cost (28)	Fair Value (1)(29)
Diversified Consumer Services
Accelerate Learning
Eagle Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	3/22/2030		$20,218	$19,708	$20,117	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+675, 1.00% Floor	3/22/2030		2,820	2,753	2,792	(4)(9)(11)(15)(27)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	3/22/2029		3,947	3,855	3,888	(4)(9)(15)(27)
						26,316	26,797
Adevinta
Aurelia Netherlands Midco 2 B.V.	First Lien Secured Debt - Term Loan	E+586, 0.00% Floor	5/29/2031		€99,299	105,716	108,877	(3)(4)(8)(9)(10)(20)
Excelligence
Excelligence Learning Corporation	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	1/18/2030		85,011	83,459	84,161	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	1/18/2030		—	(241)	(136)	(4)(5)(9)(11)(27)
						83,218	84,025
Greencross
Vermont Aus Pty Ltd	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	3/23/2028	A$	171,072	115,854	118,271	(3)(4)(8)(9)(15)
Houghton Mifflin
Houghton Mifflin Harcourt Company	First Lien Secured Debt - Term Loan	S+535, 0.50% Floor	4/9/2029		27,195	25,943	26,522	(14)
SERVPRO
One Silver Serve, LLC	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	12/18/2028		21,155	20,970	20,944	(4)(14)
	First Lien Secured Debt - Delayed Draw	S+535, 1.00% Floor	12/18/2028		11,533	11,377	11,341	(4)(11)(15)(27)
	First Lien Secured Debt - Revolver	S+535, 1.00% Floor	12/18/2028		—	(41)	(48)	(4)(5)(11)(27)
						32,306	32,237
Walter's Wedding
WH BorrowerCo, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	8/1/2030		25,827	25,448	25,440	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	8/1/2030		—	(214)	(220)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	8/1/2030		870	804	802	(4)(9)(11)(15)(27)
						26,038	26,022
		Total Diversified Consumer Services				$415,391	$422,751

Electric Utilities
Congruex
Congruex Group LLC	First Lien Secured Debt - Term Loan	S+590, 0.75% Floor	5/3/2029		$29,325	$28,785	$27,272	(4)(9)(15)
GridTek
BGIF IV Fearless Utility Services, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	6/7/2031		135,396	134,086	134,042	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	6/7/2031		—	(234)	(491)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+500, 0.50% Floor	6/7/2030		—	(223)	(235)	(4)(5)(9)(11)(27)
						133,629	133,316

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Westinghouse
Brookfield WEC Holdings Inc.	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	1/27/2031	10,000	10,009	10,009	(15)
		Total Electric Utilities			$172,423	$170,597

Electrical Equipment
Antylia Scientific
CPI Buyer, LLC	First Lien Secured Debt - Term Loan	S+576, 0.75% Floor	11/1/2028	$30,827	$30,827	$30,518	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+576, 0.75% Floor	11/1/2028	3,800	3,793	3,753	(4)(11)(15)(27)
	First Lien Secured Debt - Revolver	S+576, 0.75% Floor	10/30/2026	—	—	(33)	(4)(5)(11)(27)
					34,620	34,238
International Wire Group
IW Buyer LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	6/28/2029	22,344	21,895	22,120	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	6/28/2029	—	(75)	(31)	(4)(5)(9)(11)(27)
					21,820	22,089
Trescal
Ruler Bidco S.A R.L.	First Lien Secured Debt - Term Loan	E+550, 0.00% Floor	4/29/2030	€28,282	30,306	31,009	(3)(4)(8)(9)(19)
	First Lien Secured Debt - Term Loan	S+550, 0.50% Floor	4/29/2030	11,498	11,204	11,412	(4)(8)(9)(15)
	First Lien Secured Debt - Delayed Draw	E+650, 0.00% Floor	4/29/2030	€9,680	10,418	10,588	(3)(4)(8)(9)(11)(19)(27)
	First Lien Secured Debt - Delayed Draw	E+500, 0.00% Floor	4/29/2030	€—	2	(205)	(3)(4)(5)(8)(9)(11)(27)
					51,930	52,804
		Total Electrical Equipment			$108,370	$109,131

Electronic Equipment, Instruments & Components
Lightning Power
Lightning Power, LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	8/18/2031	$7,500	$7,426	$7,524	(14)
Madison Safety & Flow LLC
Madison Safety & Flow LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	9/15/2031	5,000	4,988	5,005	(14)
		Total Electronic Equipment, Instruments & Components			$12,414	$12,529

Energy Equipment & Services
Camin Cargo
Camin Cargo Control Holdings, Inc.	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	12/7/2029	$31,302	$30,669	$30,776	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+600, 1.00% Floor	12/7/2029	—	(46)	(79)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	12/7/2029	2,365	2,272	2,286	(4)(9)(11)(14)(15)(23)(27)
		Total Energy Equipment & Services			$32,895	$32,983

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Entertainment
Chernin Entertainment
Jewel Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+560, 0.50% Floor	7/1/2027	$88,744	$87,080	$88,744	(4)(9)(15)
Legends
Legends Hospitality Holding Company, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	8/22/2031	97,980	96,044	96,020	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/22/2031	—	(57)	(58)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/22/2030	—	(226)	(231)	(4)(5)(9)(11)(27)
					95,761	95,731
		Total Entertainment			$182,841	$184,475

Financial Services
AffiniPay
Eclipse Buyer, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	9/8/2031	$22,738	$22,511	$22,511	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	9/8/2031	—	(19)	(19)	(4)(5)(11)(27)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	9/8/2031	—	(20)	(20)	(4)(5)(11)(27)
Eclipse Topco, Inc.	Preferred Equity - Preferred Stocks	N/A	N/A	6,061,453 Shares	5,940	5,940	(4)(30)
					28,412	28,412
Alpha FMC
Actium Midco 3	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	8/30/2031	£35,254	45,381	46,192	(3)(4)(8)(10)(17)
	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	8/30/2031	€18,790	20,355	20,498	(3)(4)(8)(20)
	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	8/30/2031	41,610	40,778	40,778	(4)(8)(16)
	First Lien Secured Debt - Delayed Draw	SONIA+525, 0.00% Floor	8/30/2031	£—	(233)	(240)	(3)(4)(5)(8)(10)(11)(27)
					106,280	107,227
Alter Domus
Chrysaor Bidco Sarl	First Lien Secured Debt - Term Loan	S+350, 0.50% Floor	5/14/2031	6,052	6,052	6,084	(8)(14)
	First Lien Secured Debt - Delayed Draw	S+350, 0.50% Floor	5/14/2031	—	—	—	(8)(27)
					6,052	6,084
ASC Engineered Solutions
Tailwind Fire Flow Investor, LP	Common Equity - Membership Interest	N/A	N/A	100 Shares	101	101	(4)(30)
Ascensus
Mercury Borrower, Inc.	First Lien Secured Debt - Term Loan	S+361, 0.50% Floor	8/2/2028	41,670	41,404	41,723	(10)(14)(15)
AssetMark
GTCR Everest Borrower, LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	9/5/2031	8,000	7,980	7,916	(8)(15)
Evelyn
Violin Finco Guernsey Limited	First Lien Secured Debt - Term Loan	SONIA+550, 0.00% Floor	6/24/2031	£79,678	100,097	105,461	(3)(4)(8)(9)(10)(17)
	First Lien Secured Debt - Delayed Draw	SONIA+550, 0.00% Floor	6/24/2031	£—	(32)	(71)	(3)(4)(5)(8)(9)(10)(11)(27)
					100,065	105,390

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Jensen Hughes
Jensen Hughes, Inc	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	9/1/2031	78,054	76,888	76,883	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	9/1/2031	—	(163)	(165)	(4)(5)(11)(27)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	9/1/2031	—	(131)	(132)	(4)(5)(11)(27)
					76,594	76,586
Nexity
Evoriel	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	4/2/2031	€43,574	46,031	47,898	(3)(4)(8)(9)(10)(20)
	First Lien Secured Debt - Delayed Draw	E+525, 0.00% Floor	4/2/2031	€7,470	7,786	8,003	(3)(4)(8)(9)(10)(11)(20)(27)
					53,817	55,901
Paymentsense
Hurricane Cleanco Limited	First Lien Secured Debt - Term Loan	12.50% (includes 6.25% PIK)	10/31/2029	£49,248	58,212	65,184	(3)(4)(8)(9)
PIB
Paisley Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	5/7/2031	£83,858	104,149	111,273	(3)(4)(8)(9)(10)(17)
	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	5/7/2031	€28,797	30,756	31,815	(3)(4)(8)(9)(10)(20)
	First Lien Secured Debt - Delayed Draw	SONIA+525, 0.00% Floor	5/31/2031	£—	(50)	(57)	(3)(4)(5)(8)(9)(10)(11)(27)
					134,855	143,031
Stretto
Stretto, Inc.	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	10/13/2028	130,613	128,403	129,959	(4)(9)(14)
Title Resource Group
RE Closing Buyer Corp.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	9/27/2031	115,000	112,700	112,700	(4)(9)(10)(15)
Truvant
NPPI Buyer, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	8/20/2029	25,789	25,410	25,403	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	8/20/2029	—	(43)	(41)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	8/20/2029	—	(55)	(55)	(4)(5)(9)(11)(27)
					25,312	25,307
VEPF VII
VEPF VII Holdings, L.P.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	2/28/2028	19,776	19,711	19,776	(4)(8)(15)
VikingCloud
Bullcave Limited	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	8/6/2030	21,053	20,742	20,737	(4)(15)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/6/2030	789	732	730	(4)(11)(15)(27)
					21,474	21,467
		Total Financial Services			$921,372	$946,764

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Financing
Singular Bank
Pluto Holdco Limited	First Lien Secured Debt - Term Loan	7.60% PIK	11/30/2024	€12,748	$13,771	$14,155	(3)(4)(8)(9)(10)(19)
		Total Financing			$13,771	$14,155

Food Products
Nutpods
Green Grass Foods, Inc.	First Lien Secured Debt - Term Loan	S+635, 1.00% Floor	12/26/2029	$3,722	$3,654	$3,713	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	12/26/2029	—	(22)	(3)	(4)(5)(9)(11)(27)
Nutpods Holdings, Inc.	Common Equity - Stock	N/A	N/A	125 Shares	125	149	(4)(9)(30)
		Total Food Products			$3,757	$3,859

Ground Transportation
Boasso
Channelside AcquisitionCo, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	6/30/2028	$40,029	$39,303	$39,929	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	6/30/2028	—	(25)	(11)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	7/1/2026	1,044	1,042	1,034	(4)(9)(11)(16)(27)
					40,320	40,952
First Student
First Student Bidco Inc.	First Lien Secured Debt - Term Loan	S+326, 0.50% Floor	7/21/2028	4,408	4,414	4,418	(15)
Genesee & Wyoming
Genesee & Wyoming Inc.	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	4/10/2031	5,000	5,000	4,993	(15)
Transportation Insight
TI Intermediate Holdings, LLC	First Lien Secured Debt - Delayed Draw	S+460, 1.00% Floor	6/18/2027	7,312	7,312	5,685	(4)(15)
		Total Ground Transportation			$57,046	$56,048

Health Care Equipment & Supplies
Catalent
Catalent Pharma Solutions, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	2/22/2028	$8,955	$8,899	$8,972	(8)(15)
CINC Systems
1475 Holdings, LLC	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	1/18/2030	3,929	3,857	3,859	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+575, 0.75% Floor	1/19/2030	—	(19)	(19)	(4)(5)(9)(11)(27)
					3,838	3,840
Corpuls
Heartbeat BidCo GmbH	First Lien Secured Debt - Term Loan	E+675, 0.50% Floor	6/28/2030	€20,000	21,448	22,207	(3)(4)(8)(9)(19)

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Medline
Medline Borrower LP	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	10/23/2028	15,010	15,027	15,033	(14)(15)
Resonetics
Resonetics, LLC	First Lien Secured Debt - Term Loan	S+375, 0.75% Floor	6/18/2031	10,000	9,989	10,025	(14)
TerSera Therapeutics
TerSera Therapeutics LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	4/4/2029	16,793	16,459	16,793	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	4/4/2029	—	(26)	—	(4)(9)(11)(27)
					16,433	16,793
Treace Medical Concepts
Treace Medical Concepts, Inc.	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	4/1/2027	7,292	7,271	7,292	(4)(8)(9)(14)(25)
	First Lien Secured Debt - Delayed Draw	S+600, 1.00% Floor	4/1/2027	—	—	—	(4)(8)(9)(25)(27)
	First Lien Secured Debt - Revolver	S+400, 1.00% Floor	4/1/2027	200	200	200	(4)(8)(9)(11)(14)(25)(27)
					7,471	7,492
Zest Dental Solutions
Zest Acquisition Corp.	First Lien Secured Debt - Term Loan	S+551, 0.00% Floor	2/8/2028	30,432	30,007	30,613	(15)
Zeus
Zeus Company LLC	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	2/28/2031	53,898	53,137	53,763	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	2/28/2031	—	(69)	(25)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	2/28/2030	—	(102)	(19)	(4)(5)(9)(11)(27)
					52,966	53,719
		Total Health Care Equipment & Supplies			$166,078	$168,694

Health Care Providers & Services
Advarra
Advarra Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	9/13/2031	$188,735	$187,798	$187,792	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	9/15/2031	—	(31)	(62)	(4)(5)(9)(11)(27)
					187,767	187,730
Affordable Care
ACI Group Holdings, Inc.	First Lien Secured Debt - Term Loan	S+560, 0.75% Floor	8/2/2028	4,912	4,912	4,863	(4)(14)
All Star Healthcare
All Star Recruiting Locums, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	5/1/2030	6,939	6,807	6,904	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	5/1/2030	—	(16)	(9)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	5/1/2030	—	(24)	(7)	(4)(5)(9)(11)(27)
					6,767	6,888

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Allied Benefit Systems
Allied Benefit Systems Intermediate LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	10/31/2030	78,225	77,164	78,225	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	10/31/2030	14,345	14,140	14,345	(4)(9)(14)
					91,304	92,570
Athenahealth
Athenahealth Group Inc.	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	2/15/2029	48,564	47,886	48,342	(14)(15)
CNSI
Acentra Holdings, LLC	First Lien Secured Debt - Term Loan	S+550, 0.50% Floor	12/17/2029	37,801	36,822	37,423	(4)(9)(15)
	First Lien Secured Debt - Term Loan	S+575, 0.50% Floor	12/17/2028	2,942	2,890	2,927	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 0.50% Floor	12/17/2029	—	(51)	(74)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+550, 0.50% Floor	12/17/2029	267	175	227	(4)(9)(11)(15)(27)
					39,836	40,503
Concentra Health Services
Concentra Health Services Inc	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	7/26/2031	7,500	7,491	7,495	(15)
CoreTrust
Coretrust Purchasing Group LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	10/1/2029	37,705	36,896	37,328	(4)(14)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	10/1/2029	—	(81)	(79)	(4)(5)(11)(27)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	10/1/2029	—	(102)	(47)	(4)(5)(11)(27)
					36,713	37,202
CorroHealth
Coding Solutions Acquisition Inc	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	8/7/2031	35,210	34,720	34,681	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/7/2031	—	(159)	(95)	(4)(5)(11)(27)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/7/2031	859	808	807	(4)(11)(14)(27)
					35,369	35,393
Dental Care Alliance
DCA Investment Holding LLC	First Lien Secured Debt - Term Loan	S+641, 0.75% Floor	4/3/2028	2,431	2,431	2,419	(4)(15)
Eating Recovery Center
ERC Topco Holdings, LLC	First Lien Secured Debt - Term Loan	S+302 (includes 3.25% PIK)	11/9/2028	35,308	35,308	20,831	(4)(15)(24)
	First Lien Secured Debt - Term Loan	11.12% PIK	11/10/2028	882	882	521	(4)(15)(24)
	First Lien Secured Debt - Term Loan	11.12% PIK	11/10/2027	19	19	12	(4)(14)(24)
	First Lien Secured Debt - Revolver	S+635 (includes 3.25% PIK)	11/10/2027	2,412	2,412	1,294	(4)(14)(24)(27)
					38,621	22,658

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
ExamWorks
Electron BidCo Inc.	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	11/1/2028	4,974	4,977	4,987	(14)
Exemplar Healthcare
EHC Holdings Holdco Limited	First Lien Secured Debt - Term Loan	SONIA+575, 0.00% Floor	9/30/2031	£48,000	62,890	62,890	(3)(4)(8)(10)(17)
	First Lien Secured Debt - Delayed Draw	SONIA+575, 0.00% Floor	9/30/2031	£—	(655)	(642)	(3)(4)(5)(8)(10)(11)(27)
					62,235	62,248
Gainwell
Gainwell Acquisition Corp.	First Lien Secured Debt - Term Loan	S+410, 0.75% Floor	10/1/2027	57,359	55,690	54,742	(15)
Gateway Services
Gateway US Holdings, Inc.	First Lien Secured Debt - Term Loan	S+565, 0.75% Floor	9/22/2026	84,766	84,329	84,766	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+565, 0.75% Floor	9/22/2026	6,942	6,868	6,942	(4)(15)
	First Lien Secured Debt - Revolver	S+665, 0.75% Floor	9/22/2026	—	(12)	—	(4)(11)(27)
					91,185	91,708
Legacy.com
Lotus Topco Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	6/7/2030	11,735	11,566	11,559	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	6/7/2030	—	(42)	(88)	(4)(5)(11)(27)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	6/7/2030	—	(33)	(35)	(4)(5)(11)(27)
					11,491	11,436
Omega Healthcare
OMH-Healthedge Holdings, Inc.	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	10/8/2029	107,729	105,362	107,191	(4)(9)(15)(16)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	10/8/2029	—	(246)	(59)	(4)(5)(9)(11)(27)
					105,116	107,132
Parexel
Phoenix Newco, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	11/15/2028	19,619	19,600	19,645	(14)
Practice Plus Group
Practice Plus Group Bidco Limited / Practice Plus Group Holdings Limited	First Lien Secured Debt - Term Loan	SONIA+650, 0.50% Floor	11/19/2029	£15,000	17,811	19,553	(3)(4)(8)(9)(10)(17)
Public Partnerships
PPL Acquisition LLC	First Lien Secured Debt - Term Loan	S+635, 0.75% Floor	7/1/2028	8,444	8,277	8,064	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+635, 0.75% Floor	7/1/2028	—	(13)	(45)	(4)(5)(9)(11)(27)
PPL Equity LP	Preferred Equity - Preferred Stocks	N/A	N/A	50,000 Shares	50	37	(4)(9)(30)
	Preferred Equity - Equity Unit	N/A	N/A	50,000 Shares	50	—	(4)(9)(30)
					8,364	8,056

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Smile Brands
Smile Brands Inc.	First Lien Secured Debt - Term Loan	1.00% PIK	10/12/2027	7,455	7,455	7,194	(4)(15)
Team Select
TS Investors, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	5/4/2029	7,687	7,497	7,572	(4)(9)(14)
	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	5/4/2029	7,628	7,519	7,514	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	5/4/2029	441	418	419	(4)(9)(11)(14)(27)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	11/4/2025	—	(17)	(35)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	5/4/2029	—	(17)	(11)	(4)(5)(9)(11)(27)
					15,400	15,459
Tivity Health
Tivity Health, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/28/2029	112,705	111,420	112,142	(4)(9)(14)
US Fertility
US Fertility Enterprises, LLC	First Lien Secured Debt - Term Loan	S+660, 1.00% Floor	12/21/2027	10,844	10,640	10,763	(4)(9)(15)
	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	12/21/2027	620	612	611	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+635, 1.00% Floor	12/21/2027	69	68	68	(4)(9)(11)(15)(27)
					11,320	11,442
Vizient
Vizient, Inc.	First Lien Secured Debt - Term Loan	S+200, 0.50% Floor	8/1/2031	6,800	6,783	6,820	(15)
		Total Health Care Providers & Services			$1,027,944	$1,018,627

Health Care Technology
Clario
eResearchTechnology, Inc.	First Lien Secured Debt - Term Loan	S+400, 1.00% Floor	2/4/2027	$19,820	$19,395	$19,927	(14)(15)
Imprivata
Imprivata, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.50% Floor	12/1/2027	7,939	7,965	7,981	(14)
Novotech
Novotech SG Holdings Pte. Ltd./ Novotech Aus Bidco Pty Ltd/Novotech Holdings USA LLC	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	6/27/2031	42,857	42,336	42,321	(4)(8)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 0.00% Floor	6/27/2031	—	(86)	(89)	(4)(5)(8)(9)(11)(27)
					42,250	42,232
Press Ganey
Azalea TopCo, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	4/30/2031	4,639	4,624	4,634	(14)
Wellsky
Project Ruby Ultimate Parent Corp.	First Lien Secured Debt - Term Loan	S+361, 0.00% Floor	3/10/2028	41,790	41,607	41,837	(14)
		Total Health Care Technology			$115,841	$116,611

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)		Cost (28)	Fair Value (1)(29)
Hotels, Restaurants & Leisure
Bally's
Bally's Corp	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	10/2/2028		$497	$480	$475	(8)(15)
Caesars Entertainment
Caesars Entertainment, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	2/6/2031		7,481	7,464	7,492	(8)(14)
Delivery Hero
Delivery Hero Finco Germany GmbH	First Lien Secured Debt - Term Loan	K+500, 0.50% Floor	12/12/2029	₩	194,831,194	138,556	148,988	(3)(4)(8)(9)(18)
Delivery Hero SE	Unsecured Debt - Convertible Bond	3.37%	2/21/2030		€100	95	116	(3)(8)(9)
						138,651	149,104
Formula One
Delta 2	First Lien Secured Debt - Term Loan	S+200, 0.50% Floor	9/10/2031		5,000	5,000	5,009	(8)(14)
JOA
Joker Holdco 3 S.a r.l.	First Lien Secured Debt - Term Loan	E+611, 0.00% Floor	4/19/2031		€137,000	143,182	151,358	(3)(4)(8)(9)(10)(19)
PARS
PARS Group LLC	First Lien Secured Debt - Term Loan	S+685, 1.50% Floor	4/3/2028		8,912	8,818	8,801	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+685, 1.50% Floor	4/3/2028		—	—	(12)	(4)(5)(9)(27)
						8,818	8,789
Playa Hotels & Resorts
Playa Resorts Holding B.V.	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	1/5/2029		4,987	4,994	4,961	(8)(15)
Scientific Games Lottery
Scientific Games Holdings LP	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	4/4/2029		14,975	14,968	14,903	(15)
Sky Zone
CircusTrix Holdings LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	7/18/2028		12,455	12,204	12,455	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+650, 1.00% Floor	7/18/2028		1,287	1,259	1,287	(4)(9)(11)(14)(27)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	7/18/2028		323	307	323	(4)(9)(11)(14)(27)
						13,770	14,065
		Total Hotels, Restaurants & Leisure				$337,327	$356,156

Household Durables
Ergotron
Ergotron Acquisition, LLC	First Lien Secured Debt - Term Loan	S+586, 0.75% Floor	7/6/2028		$9,751	$9,616	$9,702	(4)(14)
Ergotron Investments, LLC	Common Equity - Equity Unit	N/A	N/A		500 Shares	50	56	(4)(30)
						9,666	9,758

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
HOV
K Hovnanian Enterprises Inc	First Lien Secured Debt - Revolver	S+450, 3.00% Floor	6/30/2026	—	(2,721)	(3,150)	(4)(5)(8)(9)(11)(27)
	First Lien Secured Debt - Corporate Bond	11.75%	9/30/2029	1,950	1,903	2,169	(8)(9)
	First Lien Secured Debt - Corporate Bond	8.00%	9/30/2028	2,000	1,983	2,045	(8)(9)
					1,165	1,064
Polywood
Poly-Wood, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	3/20/2030	122,295	119,722	121,072	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	3/20/2030	—	(237)	(230)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	3/20/2030	—	(474)	(230)	(4)(5)(9)(11)(27)
					119,011	120,612
Weber-Stephen Products
Weber-Stephen Products LLC	First Lien Secured Debt - Term Loan	S+336, 0.75% Floor	10/30/2027	4,968	4,642	4,700	(14)
		Total Household Durables			$134,484	$136,134

Household Products
Action
Peer Holding III B.V.	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	7/1/2031	$8,182	$8,182	$8,218	(8)(16)
Advantice Health
Jazz AH Holdco, LLC	First Lien Secured Debt - Term Loan	S+510, 0.75% Floor	4/3/2028	7,056	7,056	6,928	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+510, 0.75% Floor	4/3/2028	119	119	117	(4)(14)
	First Lien Secured Debt - Revolver	S+510, 0.75% Floor	4/3/2028	400	392	386	(4)(11)(16)(27)
					7,567	7,431
Ardagh
Ardagh Group S.A.	First Lien Secured Debt - Term Loan	8.88%	7/2/2029	€99,000	105,074	109,100	(3)(4)(8)(9)(10)
		Total Household Products			$120,823	$124,749

Independent Power & Renewable Electricity Producers
Calpine Corporation
Calpine Corporation	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	1/31/2031	$4,987	$4,992	$4,977	(15)
Esdec
Esdec Solar Group B.V.	First Lien Secured Debt - Term Loan	E+625, 0.50% Floor	8/30/2028	€48,263	53,299	51,037	(3)(4)(8)(9)(19)
	First Lien Secured Debt - Delayed Draw	E+600, 0.50% Floor	8/30/2028	€—	(160)	(904)	(3)(4)(5)(8)(9)(11)(27)
					53,139	50,133
		Total Independent Power & Renewable Electricity Producers			$58,131	$55,110

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Insurance
Alera Group
Alera Group, Inc.	First Lien Secured Debt - Term Loan	S+535, 0.75% Floor	10/2/2028	$25,776	$25,362	$25,776	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+535, 0.75% Floor	10/2/2028	29,814	29,374	29,814	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+585, 0.75% Floor	10/2/2028	12,036	11,818	12,036	(4)(9)(11)(14)(27)
					66,554	67,626
Alliant Holdings
Alliant Holdings Intermediate, LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	9/19/2031	5,000	4,988	4,978	(15)
AssuredPartners
AssuredPartners, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.50% Floor	2/14/2031	34,662	34,618	34,669	(14)
Asurion
Asurion, LLC	First Lien Secured Debt - Term Loan	S+335, 0.00% Floor	7/31/2027	17,119	17,031	16,908	(14)
	First Lien Secured Debt - Term Loan	S+410, 0.00% Floor	8/19/2028	9,949	9,863	9,802	(14)
	First Lien Secured Debt - Term Loan	S+335, 0.00% Floor	12/23/2026	8,085	8,037	8,087	(14)
					34,931	34,797
Galway
Galway Borrower LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	9/29/2028	34,089	33,761	33,748	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	9/29/2028	592	575	569	(4)(9)(11)(15)(27)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	9/29/2028	786	757	756	(4)(9)(11)(15)(27)
					35,093	35,073
Higginbotham
Higginbotham Insurance Agency, Inc.	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	11/24/2028	123,268	123,063	123,268	(4)(14)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	11/24/2028	4,002	3,871	4,002	(4)(11)(14)(27)
					126,934	127,270
Howden Group
Hyperion Refinance Sarl	First Lien Secured Debt - Term Loan	S+350, 0.50% Floor	2/15/2031	39,303	39,119	39,376	(8)(14)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	2/15/2031	66,000	63,913	62,700	(4)(8)(10)(11)(15)(27)
					103,032	102,076
Hub International
Hub International Limited	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	6/20/2030	4,975	4,992	4,973	(15)
Patriot Growth Insurance Services
Patriot Growth Insurance Services, LLC	First Lien Secured Debt - Term Loan	S+515, 0.75% Floor	10/16/2028	31,897	31,897	31,897	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+575, 0.75% Floor	10/16/2028	2,599	2,549	2,599	(4)(11)(15)(27)
	First Lien Secured Debt - Revolver	S+515, 0.75% Floor	10/16/2028	495	495	495	(4)(11)(14)(27)
					34,941	34,991

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Risk Strategies
Accession Risk Management Group, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	11/1/2029	53,584	53,446	53,316	(4)(14)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	11/1/2029	—	(5)	(138)	(4)(5)(11)(27)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	11/1/2029	—	(3)	(19)	(4)(5)(11)(27)
					53,438	53,159
Safe-Guard
SG Acquisition, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	4/3/2030	94,366	93,076	93,423	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	4/3/2030	—	(53)	(58)	(4)(5)(9)(11)(27)
					93,023	93,365
Sedgwick
Sedgwick Claims Management Services, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	7/31/2031	10,000	9,975	9,993	(8)(15)
Truist
Truist Insurance Holdings, LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	5/6/2031	17,727	17,712	17,729	(15)
	First Lien Secured Debt - Revolver	S+325, 0.00% Floor	5/6/2029	2,116	1,622	1,581	(4)(11)(15)(27)
					19,334	19,310
		Total Insurance			$621,853	$622,280

IT Services
Anaplan
Anaplan, Inc.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	6/21/2029	$159,692	$157,361	$159,692	(4)(10)(15)
	First Lien Secured Debt - Revolver	S+575, 0.75% Floor	6/21/2028	—	(114)	—	(4)(11)(27)
					157,247	159,692
Astek
FINANCIERE ASTEK	First Lien Secured Debt - Term Loan	E+650, 0.00% Floor	4/25/2031	€50,293	52,538	55,144	(3)(4)(8)(9)(10)(19)
	First Lien Secured Debt - Delayed Draw	E+650, 0.00% Floor	4/25/2031	€13,463	14,002	14,638	(3)(4)(8)(9)(10)(11)(19)(27)
					66,540	69,782
Genesys Cloud
Greeneden U.S. Holdings II, LLC	First Lien Secured Debt - Term Loan	S+361, 0.75% Floor	12/1/2027	11,098	11,114	11,133	(14)
	First Lien Secured Debt - Term Loan	S+386, 0.75% Floor	12/1/2027	7,711	7,695	7,727	(15)
					18,809	18,860
Peraton
Peraton Corp.	First Lien Secured Debt - Term Loan	S+385, 0.75% Floor	2/1/2028	38,448	38,499	37,082	(14)
Vensure
Vensure Employer Services, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	9/27/2031	126,956	125,687	125,686	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	9/27/2031	—	(180)	(180)	(4)(5)(9)(11)(27)
					125,507	125,506

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Version 1
Investment Company 24 Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+515, 0.00% Floor	7/11/2029	£6,559	7,657	8,681	(3)(4)(8)(9)(17)
	First Lien Secured Debt - Term Loan	E+515, 0.00% Floor	7/11/2029	€4,029	3,974	4,440	(3)(4)(8)(9)(19)
	First Lien Secured Debt - Delayed Draw	SONIA+575, 0.00% Floor	7/11/2029	£1,377	1,346	1,517	(3)(4)(8)(9)(17)
	First Lien Secured Debt - Delayed Draw	SONIA+651, 0.00% Floor	7/11/2029	£872	717	842	(3)(4)(8)(9)(10)(11)(27)
					13,694	15,480
Virtusa
Virtusa Corporation	First Lien Secured Debt - Term Loan	S+325, 0.75% Floor	2/15/2029	12,812	12,826	12,821	(14)(15)
		Total IT Services			$433,122	$439,223

Leisure Products
Lime
Neutron Holdings, Inc.	First Lien Secured Debt - Term Loan	10.00%	9/30/2026	$75,000	$73,946	$75,750	(4)(9)
Peloton
Peloton Interactive, Inc.	First Lien Secured Debt - Term Loan	S+600, 0.00% Floor	5/30/2029	73,067	72,374	73,487	(8)(14)
Varsity Brands
Varsity Brands, LLC	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	8/26/2031	37,500	37,313	37,293	(9)(15)
		Total Leisure Products			$183,633	$186,530

Life Sciences Tools & Services
Curia
Curia Global, Inc.	First Lien Secured Debt - Term Loan	S+385, 0.75% Floor	8/30/2026	$57,250	$54,598	$54,660	(15)
		Total Life Sciences Tools & Services			$54,598	$54,660

Machinery
Alliance Laundry Systems
Alliance Laundry Systems LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	8/19/2031	$5,000	$4,975	$5,013	(14)
Carlisle Fluid Technologies
LSF12 Donnelly Bidco, LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	10/2/2029	14,850	14,524	14,586	(4)(9)(14)
Charter Next Generation
Charter Next Generation, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.75% Floor	12/1/2027	13,699	13,733	13,717	(14)
Circor
Cube Industrials Buyer, Inc./Cube A&D Buyer Inc.	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	10/18/2030	68,496	66,947	69,181	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	10/18/2029	—	(219)	—	(4)(9)(11)(27)
					66,728	69,181

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Duravant
Engineered Machinery Holdings, Inc.	First Lien Secured Debt - Term Loan	S+401, 0.75% Floor	5/19/2028	19,814	19,726	19,903	(15)
Husky Technologies
Titan Acquisition Ltd of Canada	First Lien Secured Debt - Term Loan	S+500, 0.00% Floor	2/15/2029	40,335	39,834	40,190	(8)(14)(16)
JPW
JPW Industries Holding Corporation	First Lien Secured Debt - Term Loan	S+588, 2.00% Floor	11/22/2028	116,123	113,614	115,542	(4)(9)(15)
ProMach
Pro Mach Group, Inc.	First Lien Secured Debt - Term Loan	S+350, 1.00% Floor	8/31/2028	27,893	27,966	28,017	(14)
		Total Machinery			$301,100	$306,149

Marine Transportation
Meritus Gas Partners
MGP Holdings III Corp.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	3/1/2030	$19,666	$19,301	$19,371	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	3/1/2030	6,102	5,993	5,978	(4)(9)(11)(15)(27)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	3/1/2030	—	(36)	(29)	(4)(5)(9)(11)(27)
		Total Marine Transportation			$25,258	$25,320

Media
Accelerate360
Accelerate360 Holdings, LLC	First Lien Secured Debt - Term Loan	S+626, 1.00% Floor	2/11/2027	$61,242	$61,242	$60,936	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+626, 1.00% Floor	2/11/2027	24,351	24,351	24,217	(4)(9)(11)(15)(27)
					85,593	85,153
Advantage Sales
Advantage Sales & Marketing Inc.	First Lien Secured Debt - Term Loan	S+451, 0.75% Floor	10/28/2027	20,238	20,103	19,699	(8)(15)
Associa
Associations Inc.	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	7/2/2028	17,473	17,457	17,517	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+675, 1.00% Floor	7/2/2028	—	(1)	—	(4)(27)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	7/2/2028	—	(1)	—	(4)(11)(27)
					17,455	17,517
Cablevision Systems
CSC Holdings, LLC	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	1/18/2028	116,651	112,750	113,610	(8)(14)
	First Lien Secured Debt - Revolver	S+225, 0.00% Floor	7/13/2027	100	80	90	(8)(10)(14)(27)
					112,830	113,700
Clear Channel International
Clear Channel International B.V.	First Lien Secured Debt - Term Loan	S+225, 5.25% Floor	8/5/2027	30,000	29,717	29,925	(4)(8)(15)

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Dish Network
DISH Network Corp	Unsecured Debt - Convertible Bond	0.00%	12/15/2025	100	80	87
	Unsecured Debt - Convertible Bond	3.38%	8/15/2026	100	67	81
					147	168
Escalent
M&M OPCO, LLC	First Lien Secured Debt - Term Loan	S+810, 1.00% Floor	4/7/2029	9,381	9,150	9,381	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+810, 1.00% Floor	4/7/2029	—	(11)	—	(4)(9)(11)(27)
					9,139	9,381
Gannett
Gannett Holdings, LLC	First Lien Secured Debt - Term Loan	S+511, 0.50% Floor	10/15/2026	44,195	44,085	44,214	(8)(14)
	First Lien Secured Debt - Corporate Bond	6.00%	11/1/2026	8,499	7,833	8,551	(8)
					51,918	52,765
Gannett Co., Inc.
Gannett Co., Inc.	Common Equity - Stock	N/A	N/A	53,000 Shares	248	298	(8)(9)(30)
	First Lien Secured Debt - Convertible Bond	6.00%	12/1/2027	1,000	1,059	1,182	(4)(8)(9)
					1,307	1,480
Material+
Material Holdings, LLC	First Lien Secured Debt - Term Loan	S+685 (includes 8.02% PIK)	8/19/2027	6,243	6,243	6,243	(4)(15)(27)
	First Lien Secured Debt - Term Loan	11.45% PIK	8/19/2027	1,534	1,534	698	(4)(15)
					7,777	6,941
McGraw Hill
McGraw-Hill Education, Inc.	First Lien Secured Debt - Term Loan	S+400, 0.50% Floor	8/6/2031	35,745	35,007	35,923	(15)
Wood Mackenzie
Planet US Buyer LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	2/7/2031	12,968	12,937	13,006	(9)(14)(15)
		Total Media			$383,930	$385,658

Oil, Gas & Consumable Fuels
ArcLight
AL GCX Holdings, LLC	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	5/17/2029	$5,000	$5,025	$5,017	(14)
Brookfield Infrastructure Partners
BIP Pipeco Holdings LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	12/6/2030	9,975	10,009	9,989	(14)
GIP Pilot
GIP Pilot Acquisition Partners, L.P.	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	10/4/2030	1,983	1,996	1,990	(15)
WhiteWater DBR
WhiteWater DBR HoldCo LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	3/3/2031	6,296	6,324	6,295	(15)
		Total Oil, Gas & Consumable Fuels			$23,354	$23,291

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Personal Care Products
Heat Makes Sense
Amika OpCo LLC	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	7/1/2029	$34,738	$34,121	$34,911	(4)(9)(16)
	First Lien Secured Debt - Term Loan	S+540, 0.75% Floor	7/1/2029	7,891	7,770	7,851	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+565, 0.75% Floor	7/1/2028	—	(21)	(8)	(4)(5)(9)(11)(27)
Ishtar Co-Invest-B LP	Common Equity - Stock	N/A	N/A	39 Shares	22	—	(4)(9)(30)
Oshun Co-Invest-B LP	Common Equity - Stock	N/A	N/A	11 Shares	11	—	(4)(9)(30)
					41,903	42,754
KDC
KDC/ONE Development Corporation, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	8/15/2028	32,795	32,347	32,863	(8)(14)(15)
PDC Brands
Parfums Holding Company, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	6/27/2030	165,156	163,557	163,504	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	6/27/2029	—	(97)	(103)	(4)(5)(9)(11)(27)
					163,460	163,401
RoC Skincare
RoC Holdco LLC	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	2/21/2031	25,482	25,003	25,036	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	2/21/2030	—	(79)	(77)	(4)(5)(9)(11)(27)
					24,924	24,959
		Total Personal Care Products			$262,634	$263,977

Pharmaceuticals
Alcresta
Alcresta Holdings, LP	Preferred Equity - Preferred Stocks	N/A	N/A	116 Shares	$116	$122	(4)(9)(30)
	Preferred Equity - Equity Unit	N/A	N/A	1,176 Shares	1	2	(4)(9)(30)
Alcresta Therapeutics Inc.	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	3/12/2030	$4,627	4,541	4,546	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	3/31/2030	—	(79)	(76)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	3/31/2029	—	(16)	(15)	(4)(5)(9)(11)(27)
					4,563	4,579
Bausch Health
Bausch Health Companies Inc.	First Lien Secured Debt - Term Loan	S+535, 0.50% Floor	2/1/2027	140,354	130,787	135,038	(8)(14)
	First Lien Secured Debt - Corporate Bond	5.50%	11/1/2025	1,000	931	980	(8)
					131,718	136,018

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Ceva
Financiere Mendel SASU	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	11/8/2030	4,966	4,921	4,980	(8)(14)
Eversana
LSCS Holdings, Inc.	First Lien Secured Debt - Term Loan	S+461, 0.50% Floor	12/16/2028	23,047	22,825	23,038	(14)
ExactCare
ExactCare Parent, Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	11/5/2029	40,371	39,386	40,170	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	11/5/2029	—	(104)	(22)	(4)(5)(9)(11)(27)
					39,282	40,148
Rarebreed
Rarebreed Veterinary Partners, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	4/18/2030	15,078	14,794	14,777	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	4/18/2030	11,273	11,033	10,548	(4)(9)(11)(14)(27)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	4/18/2030	—	(108)	(116)	(4)(5)(9)(11)(27)
					25,719	25,209
		Total Pharmaceuticals			$229,028	$233,972

Professional Services
EAB
EAB Global, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	8/16/2028	$56,285	$56,170	$56,152	(14)
Grant Thornton
Grant Thornton LLP of Chicago	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	6/2/2031	2,500	2,500	2,506	(14)
Kroll
Deerfield Dakota Holding, LLC	First Lien Secured Debt - Term Loan	S+375, 1.00% Floor	4/9/2027	31,650	31,500	31,051	(15)
VFS Global
Speed Midco 3 S.A R.L.	First Lien Secured Debt - Term Loan	E+495, 0.00% Floor	5/16/2029	€115,020	123,134	128,034	(3)(4)(8)(9)(20)
	First Lien Secured Debt - Term Loan	S+495, 0.00% Floor	5/16/2029	54,980	54,980	54,980	(4)(8)(9)(16)
	First Lien Secured Debt - Term Loan	SONIA+495, 0.00% Floor	5/16/2029	£31,767	40,229	42,471	(3)(4)(8)(9)(17)
					218,343	225,485
		Total Professional Services			$308,513	$315,194

Real Estate Management & Development
3Phase Elevator
Polyphase Elevator Holding Company	First Lien Secured Debt - Term Loan	S+600 (includes 5.00% PIK)	6/23/2027	$3,558	$3,558	$3,105	(4)(15)
Pritchard Industries
Pritchard Industries, LLC	First Lien Secured Debt - Term Loan	S+600, 0.75% Floor	10/13/2027	6,337	6,337	6,226	(4)(16)
Redfin
Redfin Corporation	First Lien Secured Debt - Term Loan	S+575, 1.50% Floor	10/20/2028	62,865	61,159	61,451	(4)(8)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+575, 1.50% Floor	10/20/2028	63,183	61,485	61,761	(4)(8)(9)(16)
					122,644	123,212
		Total Real Estate Management & Development			$132,539	$132,543

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Semiconductors & Semiconductor Equipment
Wolfspeed
Wolfspeed, Inc.	First Lien Secured Debt - Corporate Bond	9.88%	6/23/2030	$120,000	$115,828	$116,628	(4)(8)(9)
		Total Semiconductors & Semiconductor Equipment			$115,828	$116,628

Software
Accela
Accela, Inc.	First Lien Secured Debt - Term Loan	S+600, 0.75% Floor	9/3/2030	$18,286	$17,960	$18,286	(4)(9)(14)
	First Lien Secured Debt - Revolver	S+600, 0.75% Floor	9/3/2030	—	(29)	—	(4)(9)(11)(27)
					17,931	18,286
Access Group
Armstrong Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	6/28/2029	£27,600	33,014	36,254	(3)(4)(8)(17)
	First Lien Secured Debt - Delayed Draw	SONIA+525, 0.00% Floor	6/28/2029	£14,400	17,244	18,915	(3)(4)(8)(17)
					50,258	55,169
Alteryx
Azurite Intermediate Holdings, Inc.	First Lien Secured Debt - Term Loan	S+650, 0.75% Floor	3/19/2031	20,144	19,857	20,094	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+650, 0.75% Floor	3/19/2031	29,300	28,773	29,186	(4)(9)(11)(14)(27)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	3/19/2031	—	(102)	(18)	(4)(5)(9)(11)(27)
					48,528	49,262
Avalara
Avalara, Inc.	First Lien Secured Debt - Term Loan	S+625, 0.75% Floor	10/19/2028	136,364	133,813	136,364	(4)(15)
	First Lien Secured Debt - Revolver	S+625, 0.75% Floor	10/19/2028	—	(232)	—	(4)(11)(27)
					133,581	136,364
Avetta
Artifact Bidco, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	7/28/2031	63,399	62,777	62,765	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	7/28/2031	—	(76)	(78)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	7/26/2030	—	(107)	(110)	(4)(5)(9)(11)(27)
					62,594	62,577
AVI-SPL
A&V Holdings Midco, LLC	First Lien Secured Debt - Term Loan	S+500, 0.00% Floor	6/6/2031	177,155	174,583	174,516	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.00% Floor	6/6/2031	—	(256)	(531)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+500, 0.00% Floor	6/6/2031	—	—	—	(4)(9)(11)(27)
					174,327	173,985

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
BMC Software
BMC Software	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	7/30/2031	8,277	8,277	8,270	(15)
Boxer Parent Company Inc.	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	7/30/2031	18,050	18,002	18,036
					26,279	26,306
Certinia
Certinia Inc	First Lien Secured Debt - Term Loan	S+725, 1.00% Floor	8/3/2029	30,294	29,513	29,688	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+725, 1.00% Floor	8/3/2029	—	(98)	(81)	(4)(5)(9)(11)(27)
					29,415	29,607
Citrix
Cloud Software Group, Inc.	First Lien Secured Debt - Term Loan	S+400, 0.50% Floor	3/30/2029	44,767	42,102	44,636	(15)
	First Lien Secured Debt - Term Loan	S+461, 0.50% Floor	3/21/2031	10,000	9,929	10,039	(15)
					52,031	54,675
Consilio
Skopima Consilio Parent LLC	First Lien Secured Debt - Term Loan	S+461, 0.50% Floor	5/12/2028	19,984	19,653	20,031	(14)
	First Lien Secured Debt - Term Loan	S+411, 0.50% Floor	5/12/2028	3,375	3,371	3,374	(14)(15)
					23,024	23,405
Coupa Software
Coupa Software Incorporated	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	2/27/2030	55,146	53,991	55,284	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	2/27/2030	—	(48)	—	(4)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	2/27/2029	—	(70)	(9)	(4)(5)(9)(11)(27)
					53,873	55,275
Darktrace
Leia Finco US LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	7/2/2031	5,000	4,975	4,929	(8)(14)
DigiCert
Dcert Buyer, Inc.	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	10/16/2026	48,636	48,321	47,314	(14)(15)
Duck Creek Technologies
Disco Parent, LLC	First Lien Secured Debt - Term Loan	S+750, 1.00% Floor	3/30/2029	21,392	20,958	21,553	(4)(9)(14)
	First Lien Secured Debt - Revolver	S+750, 1.00% Floor	3/30/2029	—	(40)	—	(4)(9)(11)(27)
					20,918	21,553
Everbridge
Everbridge Holdings, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	7/2/2031	61,481	61,182	61,174	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	7/2/2031	6,025	5,988	5,948	(4)(9)(15)(27)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	7/2/2031	—	(30)	(31)	(4)(5)(9)(27)
					67,140	67,091

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Flexera
Flexera Software LLC	First Lien Secured Debt - Term Loan	S+350, 0.75% Floor	3/3/2028	25,452	25,441	25,495	(14)
G2CI
Evergreen IX Borrower 2023, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/30/2030	123,106	120,750	121,875	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/1/2029	—	(211)	(101)	(4)(5)(9)(11)(27)
					120,539	121,774
GrayMatter
Genius Bidco LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	5/1/2030	4,628	4,540	4,558	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	5/1/2030	—	(16)	(26)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	5/1/2030	—	(22)	(17)	(4)(5)(9)(11)(27)
	Common Equity - Equity Unit	N/A	N/A	773 Shares	77	73	(4)(9)(30)
					4,579	4,588
GTreasury
G Treasury SS LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	6/29/2029	8,571	8,427	8,486	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	6/29/2029	4,500	4,464	4,455	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	12/31/2025	—	(28)	(48)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	6/29/2029	—	(34)	(21)	(4)(5)(9)(11)(27)
					12,829	12,872
HHAeXchange
Homecare Software Solutions LLC	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	6/14/2031	75,000	74,251	74,250	(4)(15)
Infoblox
Delta Topco, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	11/30/2029	19,451	19,413	19,445	(15)(16)
Instem
Ichor Management Limited	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	12/8/2029	£9,209	9,002	8,886	(4)(8)(9)(15)
	First Lien Secured Debt - Delayed Draw	SONIA+550, 1.00% Floor	12/7/2029	£—	(42)	(144)	(3)(4)(5)(8)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	12/7/2029	£1,264	1,546	1,621	(3)(4)(8)(9)(11)(16)(27)
					10,506	10,363
Jagex
Janus Bidco Limited	First Lien Secured Debt - Term Loan	S+600, 0.00% Floor	4/25/2031	68,523	66,875	67,153	(4)(8)(9)(10)(16)
	First Lien Secured Debt - Term Loan	E+600, 0.00% Floor	4/25/2031	€3,083	3,770	4,040	(3)(4)(8)(9)(10)(20)
	First Lien Secured Debt - Delayed Draw	SONIA+600, 0.00% Floor	4/5/2031	£—	(232)	(424)	(3)(4)(5)(8)(9)(10)(11)(27)
					70,413	70,769

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
JD Power / Autodata
Project Boost Purchaser, LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	7/16/2031	5,000	4,988	5,004	(14)
Medallia
Medallia, Inc.	First Lien Secured Debt - Term Loan	S+660 (includes 4.00% PIK)	10/29/2028	39,215	38,635	39,215	(4)(9)(16)
Mitchell
Mitchell International, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	6/17/2031	33,000	32,833	32,556	(14)
New Relic
Crewline Buyer, Inc.	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	11/8/2030	41,900	40,943	41,900	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	11/8/2030	—	(95)	—	(4)(9)(11)(27)
					40,848	41,900
Paessler
Blitz 24-34 GmbH	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	5/3/2031	47,783	47,325	47,306	(4)(8)(15)
	First Lien Secured Debt - Delayed Draw	S+600, 1.00% Floor	5/3/2030	—	(33)	(71)	(4)(5)(8)(11)(27)
					47,292	47,235
Ping Identity
Ping Identity Holding Corp.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	10/17/2029	22,727	22,275	22,670	(4)(15)
	First Lien Secured Debt - Revolver	S+700, 0.75% Floor	10/17/2028	—	(39)	(6)	(2)(5)(6)(26)
					22,236	22,664
Recorded Future
Recorded Future, Inc.	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	6/28/2030	151,054	149,591	151,054	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+575, 0.75% Floor	6/28/2030	8,538	8,232	8,538	(4)(11)(15)(27)
	First Lien Secured Debt - Revolver	S+575, 0.75% Floor	6/28/2030	—	(157)	—	(4)(11)(27)
					157,666	159,592
Relativity
Relativity ODA LLC	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	5/12/2027	29,262	28,605	29,116	(4)(14)
Solera
Polaris Newco, LLC	First Lien Secured Debt - Term Loan	S+426, 0.50% Floor	6/2/2028	47,478	47,278	46,749	(15)
Stamps.com
Auctane, Inc.	First Lien Secured Debt - Term Loan	S+585, 0.75% Floor	10/5/2028	31,688	31,285	31,688	(4)(9)(16)
Sunfire
Spark Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	4/1/2031	8,649	8,483	8,584	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	4/1/2030	—	(25)	(10)	(4)(5)(9)(11)(27)
					8,458	8,574
Thunder Generation Funding LLC
Thunder Generation Funding LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	9/27/2031	26,000	25,870	26,000	(14)
UKG
UKG Inc.	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	2/10/2031	10,742	10,762	10,755	(15)
Veeam Software
VS Buyer, LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	4/12/2031	16,627	16,623	16,675	(14)
Verscend
Cotiviti, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	5/1/2031	34,825	34,680	34,847	(14)

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Waystar
Navicure, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	10/22/2029	11,933	11,919	11,955	(8)(15)
Zendesk
Zendesk, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	11/22/2028	145,759	143,635	145,395	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	11/22/2028	—	(248)	(89)	(4)(5)(9)(11)(27)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	11/22/2028	—	(203)	(37)	(4)(5)(9)(11)(27)
					143,184	145,269
		Total Software			$1,854,328	$1,875,148

Special Purpose Entity
48forty Solutions
Alpine Acquisition Corp II	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	11/30/2026	$7,331	$7,331	$6,232	(4)(14)
		Total Special Purpose Entity			$7,331	$6,232

Specialty Retail
Amentum
Amazon Holdco Inc	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	7/30/2031	$5,000	$4,988	$4,991	(14)
Burlington Stores, Inc.
Burlington Coat Factory Warehouse Corporation	First Lien Secured Debt - Term Loan	S+175, 0.00% Floor	9/24/2031	5,000	4,975	4,969	(8)(14)
EG Group
EG Global Finance PLC	First Lien Secured Debt - Corporate Bond	12.85% (includes 6.43% PIK)	11/30/2028	118,022	114,081	121,563	(4)(8)(13)
EG Group Limited	First Lien Secured Debt - Term Loan	S+576, 0.00% Floor	2/7/2028	5,829	5,756	5,834	(8)(16)
					119,837	127,397
Golden Hippo
Altern Marketing, LLC	First Lien Secured Debt - Term Loan	S+500, 2.00% Floor	6/13/2028	76,971	76,122	76,972	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+500, 2.00% Floor	6/13/2028	—	(142)	—	(4)(9)(11)(27)
					75,980	76,972
PetSmart
PetSmart LLC	First Lien Secured Debt - Term Loan	S+385, 0.75% Floor	2/11/2028	9,700	9,704	9,632	(14)
S&S Holdings, LLC
S&S Holdings, LLC	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	9/20/2031	40,000	39,400	39,526	(14)
Tailored Brands
The Men's Wearhouse, LLC	First Lien Secured Debt - Term Loan	S+650, 0.00% Floor	2/26/2029	114,810	111,802	114,571	(15)

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)		Cost (28)	Fair Value (1)(29)
Village Pet Care
Village Pet Care, LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	9/22/2029		909	893	900	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+650, 1.00% Floor	9/22/2029		545	510	509	(4)(9)(11)(15)(27)
	First Lien Secured Debt - Revolver	P+650, 1.00% Floor	9/22/2029		245	238	241	(4)(9)(11)(23)(27)
						1,641	1,650
		Total Specialty Retail				$368,327	$379,708

Technology Hardware, Storage & Peripherals
Biamp
Biamp	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	4/30/2030		$43,780	$42,950	$42,655	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	4/30/2030		—	(112)	(155)	(4)(5)(9)(11)(27)
						42,838	42,500
DTI
DTI Holdco, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	4/26/2029		11,969	11,940	12,031	(14)
Forterro
Yellow Castle AB	First Lien Secured Debt - Term Loan	E+475 (includes 5.00% PIK)	7/9/2029		€9,802	9,783	10,883	(3)(4)(8)(9)(20)
	First Lien Secured Debt - Term Loan	SARON+475 (includes 5.00% PIK)	7/9/2029	₣	3,296	3,324	3,884	(3)(4)(8)(9)(21)
	First Lien Secured Debt - Term Loan	STIBOR+475 (includes 5.00% PIK)	7/9/2029	kr	34,792	3,243	3,417	(3)(4)(8)(9)(22)
	First Lien Secured Debt - Delayed Draw	SONIA+475, 0.00% Floor	7/9/2029		£4,873	4,987	5,312	(3)(4)(8)(9)(11)(17)(27)
						21,337	23,496
Service Express
VICTORS PURCHASER, LLC	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	8/15/2031		79,322	78,538	78,529	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	8/15/2031		—	(93)	(94)	(4)(5)(27)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	8/15/2031		—	(106)	(108)	(4)(5)(11)(27)
						78,339	78,327
		Total Technology Hardware, Storage & Peripherals				$154,454	$156,354

Textiles, Apparel & Luxury Goods
Authentic Brands
ABG Intermediate Holdings 2 LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	12/21/2028		$24,473	$24,283	$24,525	(14)(15)
	First Lien Secured Debt - Delayed Draw	S+275, 0.00% Floor	12/21/2028		—	18	—	(11)(27)
						24,301	24,525
Gruppo Florence
Made in Italy 2 S.P.A.	First Lien Secured Debt - Corporate Bond	E+690, 0.00% Floor	10/17/2030		€74,500	76,960	82,515	(3)(4)(8)(9)(19)
Iconix Brand Group
IBG Borrower LLC	First Lien Secured Debt - Term Loan	S+615, 1.00% Floor	8/22/2029		114,702	113,224	113,555	(4)(9)(15)
		Total Textiles, Apparel & Luxury Goods				$214,485	$220,595

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (28)	Fair Value (1)(29)
Trading Companies & Distributors
ASC Engineered Solutions
Fire Flow Intermediate Corporation	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	7/10/2031	$196,000	$194,085	$194,040	(4)(14)
Foundation Building Materials
Foundation Building Materials, Inc.	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	1/29/2031	32,356	32,127	31,579	(14)(15)
	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	1/31/2028	3,990	3,880	3,893	(15)
					36,007	35,472
		Total Trading Companies & Distributors			$230,092	$229,512

Transportation Infrastructure
Alliance Ground International
AGI-CFI Holdings, Inc.	First Lien Secured Debt - Term Loan	S+600, 0.75% Floor	6/11/2027	$17,086	$16,966	$17,044	(4)(16)
GAT
GAT-Airline Ground Support Inc	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	5/9/2029	15,200	14,986	15,048	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	5/9/2029	635	614	611	(4)(9)(11)(15)(27)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	5/9/2029	—	(33)	(24)	(4)(5)(9)(11)(27)
					15,567	15,635
		Total Transportation Infrastructure			$32,533	$32,679

		Total Investments before Cash Equivalents			$12,302,138	$12,413,755	(2)(6)(26)
Goldman Sachs Financial Square Government Fund Institutional					65,405	65,405	(7)
		Total Investments after Cash Equivalents			$12,367,543	$12,479,160

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Derivative Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Footnote Reference
Interest rate swap (a)	6.90%	S+270	4/13/2029	$325,000	Note 5
Interest rate swap (a)	6.70%	S+280	7/29/2031	$300,000	Note 5
Interest rate swap (a)	4.02%	3-month SOFR	12/21/2025	$62,000	Note 5
Interest rate swap (a)	3.97%	3-month SOFR	1/19/2026	$38,000	Note 5
Interest rate swap (a)	3.67%	3-month SOFR	12/21/2027	$82,000	Note 5
Interest rate swap (a)	3.65%	3-month SOFR	1/19/2028	$18,000	Note 5
Interest rate swap (b)	7.02%	ESTR+372	9/28/2026	€90,000	Note 5
Interest rate swap (a)	6.90%	S+270	4/13/2029	$325,000	Note 5
Interest rate swap (a)	5.86%	S+267	4/13/2029	$350,000	Note 5
Interest rate swap (a)	6.70%	S+280	7/29/2031	$300,000	Note 5
Interest rate swap (a)	8.54%	S+418	9/28/2026	$226,000	Note 5
Interest rate swap (a)	8.62%	S+456	9/28/2028	$325,000	Note 5

Derivative Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Footnote Reference
Currency swap (c)	S+45.5	KRW-CD 91D	5/12/2026	$81,450	Note 5
Currency swap (c)	S+46.4	KRW-CD 91D	5/12/2026	$60,988	Note 5

(a) Bears interest at a rate determined by three-month SOFR. The interest rate locked two business days prior to settlement of the interest rate swaps. The three-month SOFR is 4.59% on September 30, 2024.

(b) Bears interest at a rate determined by one day Euro Short Term Rate. The interest rate locked two business days prior to settlement of the interest rate swaps. The one day Euro Short Term Rate is 3.41% on September 30, 2024.

(c) Bears interest at a rate determined by SOFR and three-month KORIBOR. The interest rates locked two business days and one business day for SOFR and three-month KORIBOR, respectively, prior to settlement of the currency swaps. The SOFR and the three-month KORIBOR are 4.96% and 3.48%, respectively, on September 30, 2024.

Derivative Instrument	Settlement Date	Notional amount to be purchased	Notional amount to be sold		Footnote Reference
Foreign currency forward contract	12/18/2024	$119,339	A$	173,295	Note 5
Foreign currency forward contract	12/18/2024	5,178	₣	4,334	Note 5
Foreign currency forward contract	12/18/2024	739,012		€664,884	Note 5
Foreign currency forward contract	12/18/2024	802,037		£610,292	Note 5
Foreign currency forward contract	12/18/2024	3,413	kr	34,804	Note 5

(1)
Fair value is determined in good faith by or under the direction of the Board of Trustees of the Company (See Note 2 to the consolidated financial statements).
(2)
Aggregate gross unrealized gain and loss for federal income tax purposes are $110,788 and $87,269, respectively. Net unrealized loss is $23,520 based on a tax cost of $12,455,640.
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
(8)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2024, non-qualifying assets represented approximately 27.25% of the total assets of the Company.
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

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

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
(13)
The interest rate on these loans is subject to SOFR, which as of September 30, 2024 was 4.96%
(14)
The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2024 was 4.85%
(15)
The interest rate on these loans is subject to 3 months SOFR, which as of September 30, 2024 was 4.59%
(16)
The interest rate on these loans is subject to 6 months SOFR, which as of September 30, 2024 was 4.25%
(17)
The interest rate on these loans is subject to SONIA, which as of September 30, 2024 was 4.95%
(18)
The interest rate on these loans is subject to 3 months KORIBOR, which as of September 30, 2024 was 3.48%
(19)
The interest rate on these loans is subject to 3 months EURIBOR, which as of September 30, 2024 was 3.28%
(20)
The interest rate on these loans is subject to 6 months EURIBOR, which as of September 30, 2024 was 3.11%
(21)
The interest rate on these loans is subject to Swiss Average Rate Overnight (SARON), which as of September 30, 2024 was 0.95%
(22)
The interest rate on these loans is subject to 6 months Stockholm Interbank Offered Rate (STIBOR), which as of September 30, 2024 was 2.83%
(23)
The interest rate on these loans is subject to Prime, which as of September 30, 2024 was 8.0%
(24)
Loan was on non-accrual status as of September 30, 2024. Heubach Holdings USA LLC has a maturity date prior to the end of the current period. The portfolio company has filed for insolvency in certain jurisdictions and has begun a sales process for all or part of the portfolio company.
(25)
Treace Medical Concepts, Inc. is subject to an interest rate cap. The investment is capped at the lesser of stated interest rate and 3.00% plus the applicable margin.
(26)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of September 30, 2024, all of the company's investments were non-controlled, non-affiliated.

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

(27)
As of September 30, 2024, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
1475 Holdings, LLC	$1,071	$—	$1,071	$—	$—	$1,071
A&V Holdings Midco, LLC	57,227	—	57,227	—	—	57,227
ABG Intermediate Holdings 2 LLC	17,500	—	17,500	—	—	17,500
Accela, Inc.	1,714	—	1,714	—	—	1,714
Accelerate360 Holdings, LLC	26,908	(24,351)	2,557	—	—	2,557
Accession Risk Management Group, Inc.	31,440	—	31,440	—	—	31,440
Acentra Holdings, LLC (fka CNSI Holdings, LLC)	11,450	(267)	11,183	—	—	11,183
ACP Avenu Buyer, LLC	2,654	(238)	2,416	—	—	2,416
Actium Midco 3 (UK) Limited*	24,018	—	24,018	—	—	24,018
Advarra Holdings, Inc.	12,380	—	12,380	—	—	12,380
Alcresta Therapeutics Inc.	5,232	—	5,232	—	892	4,340
Alera Group, Inc.	27,531	—	27,531	—	—	27,531
All Star Recruiting Locums, LLC	3,043	—	3,043	—	—	3,043
Altern Marketing, LLC	9,800	—	9,800	—	—	9,800
American Restoration Holdings, LLC	7,244	(389)	6,855	—	—	6,855
Amika OpCo LLC (f/k/a Heat Makes Sense Shared Services, LLC)	1,617	—	1,617	—	—	1,617
Anaplan, Inc.	9,073	—	9,073	—	—	9,073
Artifact Bidco, Inc.	26,601	—	26,601	—	—	26,601
Associations Inc.	2,439	—	2,439	—	—	2,439
Avalara, Inc.	13,636	—	13,636	—	—	13,636
Azurite Intermediate Holdings, Inc.	23,806	—	23,806	—	—	23,806
BGIF IV Fearless Utility Services, Inc.	72,604	—	72,604	—	—	72,604
Biamp	6,000	—	6,000	—	—	6,000
Bingo Group Buyer, Inc.	7,433	(63)	7,370	—	—	7,370
Blitz 24-34 GmbH	7,097	—	7,097	—	—	7,097
Bullcave Limited	3,947	(789)	3,158	—	—	3,158
Camin Cargo Control Holdings, Inc.	9,461	(2,365)	7,096	—	—	7,096
Certinia Inc (FinancialForce.com)	4,039	—	4,039	—	—	4,039
Channelside AcquisitionCo, Inc. (fka Gruden Acquisition, Inc.)	8,464	(1,044)	7,420	—	—	7,420
Chrysaor Bidco Sarl	448	—	448	—	—	448
(28)

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
CI (Quercus) Intermediate Holdings, LLC	2,273	(189)	2,084	—	—	2,084
CircusTrix Holdings LLC	1,129	(324)	805	—	—	805
Coding Solutions Acquisition Inc	9,790	(859)	8,931	—	—	8,931
Coretrust Purchasing Group LLC (HPG Enterprises LLC)	12,632	—	12,632	—	3,346	9,286
Coupa Software Incorporated	8,716	—	8,716	—	—	8,716
CPI Buyer, LLC	4,299	—	4,299	—	—	4,299
Crewline Buyer, Inc.	4,365	—	4,365	—	—	4,365
CSC Holdings, LLC	100	(100)	—	—	—	—
Cube Industrials Buyer, Inc./Cube A&D Buyer Inc.	10,733	—	10,733	—	—	10,733
Disco Parent, LLC	2,139	—	2,139	—	—	2,139
Eagle Purchaser, Inc.	6,632	(3,947)	2,685	—	2,685	—
Eclipse Buyer, Inc.	5,809	—	5,809	—	—	5,809
EHC Holdings Holdco Limited*	32,087	—	32,087	—	—	32,087
ERC Topco Holdings, LLC	3,195	(2,412)	783	—	—	783
Esdec Solar Group B.V. (Enstall Group B.V.)*	18,089	—	18,089	—	—	18,089
Everbridge Holdings, LLC	15,493	—	15,493	—	—	15,493
Evergreen IX Borrower 2023, LLC	10,071	—	10,071	—	—	10,071
Evoriel*	16,630	—	16,630	—	—	16,630
ExactCare Parent, Inc.	4,426	—	4,426	—	1,175	3,251
Excelligence Learning Corporation	13,562	—	13,562	—	—	13,562
FINANCIERE ASTEK*	8,286	—	8,286	—	—	8,286
Focus Financial Partners, LLC	3,201	—	3,201	—	—	3,201
Fortis Fire & Safety Inc.	339	—	339	—	—	339
G Treasury SS LLC	6,929	—	6,929	—	—	6,929
G&A Partners Holding Company II, LLC	8,169	—	8,169	—	1,068	7,101
Galway Borrower LLC	6,411	(786)	5,625	—	—	5,625
GAT-Airline Ground Support Inc	4,127	—	4,127	—	—	4,127
Gateway US Holdings, Inc.	2,629	—	2,629	—	—	2,629
Genius Bidco LLC	2,861	—	2,861	—	—	2,861

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Green Grass Foods, Inc.	1,250	—	1,250	—	—	1,250
HEF Safety Ultimate Holdings, LLC	4,355	(387)	3,968	—	2,419	1,549
Heritage Environmental Services, Inc.	19,444	—	19,444	—	—	19,444
Higginbotham Insurance Agency, Inc.	18,981	—	18,981	—	—	18,981
Hobbs & Associates LLC/VA	1,364	—	1,364	—	—	1,364
Hyperion Refinance Sarl	154,000	—	154,000	—	—	154,000
Ichor Management Limited*	6,088	(1,690)	4,398	—	4,114	284
Investment Company 24 Bidco Limited*	11,831	—	11,831	—	—	11,831
IQN Holding Corp.	5,134	(1,198)	3,936	—	—	3,936
Ironhorse Purchaser, LLC	1,932	(193)	1,739	—	—	1,739
IW Buyer LLC	3,146	—	3,146	—	—	3,146
Janus Bidco Limited*	21,199	—	21,199	—	—	21,199
Jazz AH Holdco, LLC	800	(400)	400	—	—	400
Jensen Hughes, Inc	35,946	—	35,946	—	—	35,946
K Hovnanian Enterprises Inc	70,000	—	70,000	—	—	70,000
Legends Hospitality Holding Company, LLC	17,291	—	17,291	—	—	17,291
LendingTree, Inc.	23,535	—	23,535	—	—	23,535
Lotus Topco Inc.	8,235	—	8,235	—	—	8,235
M&M OPCO, LLC	476	—	476	—	238	238
MGP Holdings III Corp.	4,114	—	4,114	—	166	3,948
Mobile Communications America, Inc.	3,711	—	3,711	—	1,448	2,263
Mount Olympus Bidco Limited	1,447	—	1,447	—	—	1,447
North Haven RI Buyer, LLC	4,100	(550)	3,550	—	1,600	1,950
Novotech SG Holdings Pte. Ltd./ Novotech Aus Bidco Pty Ltd/Novotech Holdings USA LLC	7,143	—	7,143	—	—	7,143
NPPI Buyer, LLC	9,211	—	9,211	—	—	9,211
OMH-Healthedge Holdings, Inc.	11,729	—	11,729	—	—	11,729
One Silver Serve, LLC	12,465		12,465	—	—	12,465
Paisley Bidco Limited*	7,604	—	7,604	—	—	7,604
Parfums Holding Company, Inc.	10,268	—	10,268	—	—	10,268
PARS Group LLC	952	—	952	—	—	952
Patriot Foods Buyer, Inc.	3,416	—	3,416	—	—	3,416

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Patriot Growth Insurance Services, LLC	5,709	(495)	5,214	—	—	5,214
Pave America Interco, LLC (f/k/a Pavement Partners Interco, LLC)	3,418	(2,777)	641	—	—	641
PHOENIX YW BUYER, INC.	1,705	—	1,705	—	—	1,705
Ping Identity Holding Corp.	2,273	—	2,273	—	—	2,273
Pinnacle Purchaser, LLC	469	(78)	391	—	—	391
Poly-Wood, LLC	46,091	—	46,091	—	—	46,091
PPL Acquisition LLC	1,000	—	1,000	—	—	1,000
Protein For Pets Opco, LLC	4,717	—	4,717	—	—	4,717
R.F. Fager Company, LLC	1,875	(78)	1,797	—	1,042	755
Rarebreed Veterinary Partners, Inc.	30,808	—	30,808	—	6,402	24,406
Recorded Future, Inc.	42,908	—	42,908	—	—	42,908
Reliable Doors, LLC	1,562	(115)	1,447	—	—	1,447
RoC Holdco LLC	4,390	—	4,390	—	—	4,390
Rochester Midland Corporation	14,163	—	14,163	—	—	14,163
Ruler Bidco S.A R.L.*	15,335	—	15,335	—	—	15,335
SG Acquisition, Inc.	5,757	—	5,757	—	—	5,757
Smith Topco, Inc.	1,692	—	1,692	—	—	1,692
Spark Purchaser, Inc.	1,351	—	1,351	—	—	1,351
SumUp Holdings Luxembourg S.a.r.l.*	11,131	—	11,131	—	—	11,131
TerSera Therapeutics LLC	1,395	—	1,395	—	—	1,395
Treace Medical Concepts, Inc.	8,792	(200)	8,592	—	4,798	3,794
Trench Plate Rental Co.	4,545	(3,750)	795	—	—	795
Truck-Lite Co., LLC	32,000	(160)	31,840	—	—	31,840
Truist Insurance Holdings, LLC	23,810	(2,116)	21,694	—	—	21,694
TS Investors, LLC	4,125	—	4,125	—	—	4,125
TZ Buyer LLC	606	—	606	—	—	606
Ultimate Baked Goods Midco LLC	1,016	(356)	660	—	—	660
US Fertility Enterprises, LLC	130	(69)	61	—	—	61
USA DeBusk LLC	6,168	(946)	5,222	—	—	5,222
Vensure Employer Services, Inc.	36,044	—	36,044	—	—	36,044
VICTORS PURCHASER, LLC	29,678	—	29,678	—	—	29,678
Village Pet Care, LLC	3,545	(245)	3,300	—	691	2,609
Violin Finco Guernsey Limited*	7,115	—	7,115	—	—	7,115
Volunteer AcquisitionCo, LLC	1,136	—	1,136	—	—	1,136
WC ORS Buyer, Inc.	28,692	(2,008)	26,684	—	3,166	23,518
WH BorrowerCo, LLC	19,173	(870)	18,303	—	8,885	9,418
Yellow Castle AB*	39,597	—	39,597	—	—	39,597
Zendesk, Inc.	50,138	—	50,138	—	—	50,138
Zeus Company LLC	17,592	—	17,592	—	—	17,592
Total	$1,653,817	$(56,804)	$1,597,013	$—	$44,134	$1,552,879

* These investments are in a foreign currency and the total commitment has been converted to USD using the September 30, 2024 exchange rate.

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

(28) The following shows the composition of the Company’s portfolio at cost by investment type and industry as of September 30, 2024:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total
Aerospace & Defense	$104,106	$—	$—	$—	$—	$104,106
Asset Backed Securities	18,045	—	—	—	—	18,045
Automobile Components	198,964	—	—	—	—	198,964
Banks	20,884	—	—	—	—	20,884
Biotechnology	52,080	—	—	—	—	52,080
Building Products	75,037	—	—	—	—	75,037
Capital Markets	177,138	—	—	—	—	177,138
Chemicals	99,542	—	—	—	100	99,642
Commercial Services & Supplies	975,512	—	—	—	140	975,652
Communications Equipment	14,714	37,998	—	—	—	52,712
Construction & Engineering	105,311	—	—	—	50	105,361
Construction Materials	18,241	—	—	—	—	18,241
Consumer Finance	54,240	—	—	—	—	54,240
Consumer Staples Distribution & Retail	233,963	—	—	—	—	233,963
Containers & Packaging	128,975	—	—	—	—	128,975
Distributors	169,160	—	—	—	90	169,250
Diversified Consumer Services	415,391	—	—	—	—	415,391
Electric Utilities	172,423	—	—	—	—	172,423
Electrical Equipment	108,370	—	—	—	—	108,370
Electronic Equipment, Instruments & Components	12,414	—	—	—	—	12,414
Energy Equipment & Services	32,895	—	—	—	—	32,895
Entertainment	182,841	—	—	—	—	182,841
Financial Services	915,331	—	—	5,940	101	921,372
Financing	13,771	—	—	—	—	13,771
Food Products	3,632	—	—	—	125	3,757
Ground Transportation	57,046	—	—	—	—	57,046
Health Care Equipment & Supplies	166,078	—	—	—	—	166,078

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total
Health Care Providers & Services	1,027,844	—	—	100	—	1,027,944
Health Care Technology	115,841	—	—	—	—	115,841
Hotels, Restaurants & Leisure	337,232	—	95	—	—	337,327
Household Durables	134,434	—	—	—	50	134,484
Household Products	120,823	—	—	—	—	120,823
Independent Power & Renewable Electricity Producers	58,131	—	—	—	—	58,131
Insurance	621,853	—	—	—	—	621,853
IT Services	433,122	—	—	—	—	433,122
Leisure Products	183,633	—	—	—	—	183,633
Life Sciences Tools & Services	54,598	—	—	—	—	54,598
Machinery	301,100	—	—	—	—	301,100
Marine Transportation	25,258	—	—	—	—	25,258
Media	383,535	—	147	—	248	383,930
Oil, Gas & Consumable Fuels	23,354	—	—	—	—	23,354
Personal Care Products	262,601	—	—	—	33	262,634
Pharmaceuticals	228,911	—	—	117	—	229,028
Professional Services	308,513	—	—	—	—	308,513
Real Estate Management & Development	132,539	—	—	—	—	132,539
Semiconductors & Semiconductor Equipment	115,828	—	—	—	—	115,828
Software	1,854,251	—	—	—	77	1,854,328
Special Purpose Entity	7,331	—	—	—	—	7,331
Specialty Retail	368,327	—	—	—	—	368,327
Technology Hardware, Storage & Peripherals	154,454	—	—	—	—	154,454
Textiles, Apparel & Luxury Goods	214,485	—	—	—	—	214,485
Trading Companies & Distributors	230,092	—	—	—	—	230,092
Transportation Infrastructure	32,533	—	—	—	—	32,533
Total	$12,256,727	$37,998	$242	$6,157	$1,014	$12,302,138

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

(29)
The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of September 30, 2024:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total	% of Net Assets
Aerospace & Defense	$105,141	$—	$—	$—	$—	$105,141	1.3%
Asset Backed Securities	18,123	—	—	—	—	18,123	0.2%
Automobile Components	199,640	—	—	—	—	199,640	2.4%
Banks	20,877	—	—	—	—	20,877	0.3%
Biotechnology	52,576	—	—	—	—	52,576	0.6%
Building Products	75,489	—	—	—	—	75,489	0.9%
Capital Markets	183,215	—	—	—	—	183,215	2.2%
Chemicals	87,946	—	—	—	121	88,067	1.1%
Commercial Services & Supplies	978,400	—	—	—	199	978,599	11.9%
Communications Equipment	13,795	16,121	—	—	—	29,916	0.4%
Construction & Engineering	104,566	—	—	—	31	104,597	1.3%
Construction Materials	18,254	—	—	—	—	18,254	0.2%
Consumer Finance	55,299	—	—	—	—	55,299	0.7%
Consumer Staples Distribution & Retail	249,717	—	—	—	—	249,717	3.1%
Containers & Packaging	128,849	—	—	—	—	128,849	1.6%
Distributors	170,280	—	—	—	90	170,370	2.1%
Diversified Consumer Services	422,751	—	—	—	—	422,751	5.2%
Electric Utilities	170,597	—	—	—	—	170,597	2.1%
Electrical Equipment	109,131	—	—	—	—	109,131	1.3%
Electronic Equipment, Instruments & Components	12,529	—	—	—	—	12,529	0.2%
Energy Equipment & Services	32,983	—	—	—	—	32,983	0.4%
Entertainment	184,475	—	—	—	—	184,475	2.3%
Financial Services	940,723	—	—	5,940	101	946,764	11.6%
Financing	14,155	—	—	—	—	14,155	0.2%
Food Products	3,710	—	—	—	149	3,859	0.0%
Ground Transportation	56,048	—	—	—	—	56,048	0.7%
Health Care Equipment & Supplies	168,694	—	—	—	—	168,694	2.1%

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total	% of Net Assets
Health Care Providers & Services	1,018,590	—	—	37	—	1,018,627	12.4%
Health Care Technology	116,611	—	—	—	—	116,611	1.4%
Hotels, Restaurants & Leisure	356,040	—	116	—	—	356,156	4.4%
Household Durables	136,078	—	—	—	56	136,134	1.7%
Household Products	124,749	—	—	—	—	124,749	1.5%
Independent Power & Renewable Electricity Producers	55,110	—	—	—	—	55,110	0.7%
Insurance	622,280	—	—	—	—	622,280	7.6%
IT Services	439,223	—	—	—	—	439,223	5.4%
Leisure Products	186,530	—	—	—	—	186,530	2.3%
Life Sciences Tools & Services	54,660	—	—	—	—	54,660	0.7%
Machinery	306,149	—	—	—	—	306,149	3.7%
Marine Transportation	25,320	—	—	—	—	25,320	0.3%
Media	385,192	—	168	—	298	385,658	4.7%
Oil, Gas & Consumable Fuels	23,291	—	—	—	—	23,291	0.3%
Personal Care Products	263,977	—	—	—	—	263,977	3.2%
Pharmaceuticals	233,848	—	—	124	—	233,972	2.9%
Professional Services	315,194	—	—	—	—	315,194	3.9%
Real Estate Management & Development	132,543	—	—	—	—	132,543	1.6%
Semiconductors & Semiconductor Equipment	116,628	—	—	—	—	116,628	1.4%
Software	1,875,075	—	—	—	73	1,875,148	22.8%
Special Purpose Entity	6,232	—	—	—	—	6,232	0.1%
Specialty Retail	379,708	—	—	—	—	379,708	4.6%
Technology Hardware, Storage & Peripherals	156,354	—	—	—	—	156,354	1.9%
Textiles, Apparel & Luxury Goods	220,595	—	—	—	—	220,595	2.7%
Trading Companies & Distributors	229,512	—	—	—	—	229,512	2.8%
Transportation Infrastructure	32,679	—	—	—	—	32,679	0.4%
Total	$12,390,131	$16,121	$284	$6,101	$1,118	$12,413,755	151.8%
% of Net Assets	151.5%	0.2%	0.0%	0.1%	0.0%	151.8%

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

(30)
Securities that are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2024, the aggregate fair value of these securities is $7,220 or 0.1% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Investment Type	Acquisition Date
Alcresta Holdings, LP	Preferred Equity - Preferred Stocks	3/12/2024
Alcresta Holdings, LP	Preferred Equity - Equity Unit	3/12/2024
Eclipse Topco, Inc.	Preferred Equity - Preferred Stocks	9/6/2024
Ergotron Investments, LLC	Common Equity - Equity Unit	7/6/2022
Fortis Fire & Safety Holdings LP	Common Equity - Equity Unit	7/21/2023
Gannett Co., Inc.	Common Equity - Stock	8/15/2024
Genius Bidco LLC	Common Equity - Equity Unit	5/1/2024
Nutpods Holdings, Inc.	Common Equity - Stock	12/26/2023
Ishtar Co-Invest-B LP	Common Equity - Stock	7/1/2022
Oshun Co-Invest-B LP	Common Equity - Stock	7/1/2022
PPL Equity LP	Preferred Equity - Preferred Stocks	7/1/2022
PPL Equity LP	Preferred Equity - Equity Unit	7/1/2022
RMC Topco LLC	Common Equity - Equity Unit	8/1/2023
Tailwind Fire Flow Investor, LP	Common Equity - Membership Interest	6/28/2024
Trench Safety Solutions Holdings, LLC	Common Equity - Equity Unit	4/29/2022
TZ Parent LLC	Common Equity - Equity Unit	8/12/2022
WC ORS Holdings, L.P.	Common Equity - Limited Partnership	8/7/2024
(31)

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of September 30, 2024
Software	15.3%
Health Care Providers & Services	8.2%
Commercial Services & Supplies	7.9%
Financial Services	7.6%
Insurance	5.0%
IT Services	3.5%
Diversified Consumer Services	3.4%
Media	3.1%
Specialty Retail	3.1%
Hotels, Restaurants & Leisure	2.9%
Professional Services	2.5%
Machinery	2.5%
Personal Care Products	2.1%
Consumer Staples Distribution & Retail	2.0%
Pharmaceuticals	1.9%
Trading Companies & Distributors	1.8%
Textiles, Apparel & Luxury Goods	1.8%
Automobile Components	1.6%
Leisure Products	1.5%
Entertainment	1.5%
Capital Markets	1.5%
Electric Utilities	1.4%
Distributors	1.4%
Health Care Equipment & Supplies	1.4%
Technology Hardware, Storage & Peripherals	1.3%
Household Durables	1.1%
Real Estate Management & Development	1.1%
Containers & Packaging	1.0%
Household Products	1.0%
Semiconductors & Semiconductor Equipment	0.9%
Health Care Technology	0.9%
Electrical Equipment	0.9%
Aerospace & Defense	0.8%
Construction & Engineering	0.8%
Chemicals	0.7%
Building Products	0.6%
Ground Transportation	0.5%
Consumer Finance	0.4%
Independent Power & Renewable Electricity Producers	0.4%
Life Sciences Tools & Services	0.4%
Biotechnology	0.4%
Energy Equipment & Services	0.3%
Transportation Infrastructure	0.3%
Communications Equipment	0.2%
Marine Transportation	0.2%
Oil, Gas & Consumable Fuels	0.2%
Banks	0.2%
Construction Materials	0.1%
Asset Backed Securities	0.1%
Financing	0.1%
Electronic Equipment, Instruments & Components	0.1%
Special Purpose Entity	0.1%
Food Products	0.0%
100.0%

See notes to consolidated financial statements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(In thousands, except share data)

Geographic Region	September 30, 2024
United States	77.9%
Europe	10.1%
United Kingdom	10.0%
Australia	1.0%
Canada	0.7%
Asia	0.3%

See notes to consolidated financial statements.

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

APOLLO DEBT SOLUTIONS BDC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1. Organization

Apollo Debt Solutions BDC (the “Company,” “ADS,” “we,” “us,” or “our”), a Delaware statutory trust formed on December 4, 2020, is a closed-end, externally managed, diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). The Company has elected to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”), as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Apollo Credit Management, LLC (the “Adviser”) is our investment adviser and is an affiliate of Apollo Global Management, Inc. and its consolidated subsidiaries (“AGM” or “Apollo”). The Adviser, subject to the overall supervision of our Board of Trustees, manages the day-to-day operations of the Company and provides investment advisory services to the Company.

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

Consolidation

As provided under Regulation S-X and ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

As of September 30, 2024, the Company's consolidated subsidiaries were Cardinal Funding LLC, Mallard Funding LLC, Grouse Funding LLC, Merlin Funding LLC, ADS Albatross SPV LLC, ADS Apollonia SPV, ADS Flood SPV LLC, ADS Germantown SPV LLC, ADS Lemon SPV LLC, ADS Antheia SPV LLC, ADS Newark SPV LLC, ADS Opera SPV LLC, ADS Ostrich SPV LLC, ADS Titan SPV LLC, ADS North SPV LLC, ADS Holdings (Lux) S.à.r.l. and ADS Aoide SPV LLC.

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

Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of September 30, 2024 was $797,204. Cash and cash equivalents held as of December 31, 2023 was $258,594.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the three months ended September 30, 2024, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

As of September 30, 2024, 0.7% of total investments at amortized cost, or 0.3% of total investments at fair value, were on non-accrual status. As of December 31, 2023, 0.1% of total investments at amortized cost, or 0.1% of total investments at fair value, were on non-accrual status.

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

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through September 30, 2024 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file Form 1099s for the tax year ending December 31, 2024. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of September 30, 2024, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently assessing the impact of this guidance.

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

The Advisory Agreement was effective for an initial two-year term and thereafter will continue for successive annual periods provided that such continuance is specifically approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations. On August 8, 2024, the Advisory Agreement was renewed and continued for an additional one-year period.

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

For the three and nine months ended September 30, 2024, the Company recognized $24,501 and $59,612, respectively, of management fees.

For the three and nine months ended September 30, 2023, the Company recognized $9,543 and $24,693, respectively, of management fees.

For the three and nine months ended September 30, 2024, the Company recognized $28,488 and $70,807, respectively, of incentive fees based on income and $248 and $1,558, respectively, of incentive fees based on cumulative net realized gains.

For the three and nine months ended September 30, 2023, the Company recognized $11,529 and $30,117, respectively, of incentive fees based on income and $0 and $0, respectively, of incentive fees based on cumulative net realized gains.

As of September 30, 2024 and December 31, 2023, management fees payable were $8,442 and $4,400, respectively, and performance-based incentive fees payable were $30,046 and $14,673, respectively.

Fees From Affiliates

From time-to-time various affiliates of Adviser are involved in transactions whereby certain fees, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution” services) are earned and rebated back to the funds. These fees are accounted for as "Other Income" in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2024 the Company received $4,844 and $9,273, respectively, in fee rebates from affiliates related to Capital Solution services. For the three and nine months ended September 30, 2023 the Company received $991 and $1,459, respectively, in fee rebates from affiliates related to Capital Solution services.

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

Unless earlier terminated as described below, the Administration Agreement was effective for an initial two-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. On August 8, 2024, the Administration Agreement was renewed and continued for an additional one-year period.

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

Distribution and Servicing Plan

On July 22, 2021, the Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). On November 7, 2024, the Board approved continuing the Distribution and Servicing Plan. The following table shows the shareholder servicing and/or distribution fees the Company will pay the Intermediary Manager with respect to the Class S shares, Class D shares and Class I shares on an annualized basis as a percentage of the Company’s NAV for such class. No shareholder servicing and/or distribution fees will be paid with respect to Class I shares. The shareholder servicing and/or distribution monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

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

For the three and nine months ended September 30, 2024, the Company accrued distribution and shareholder servicing fees of $3,477 and $8,586, respectively, which were attributable to Class S shares. For the three and nine months ended September 30, 2024, the Company accrued distribution and shareholder servicing fees of $4 and $6, respectively, which were attributable to Class D shares.

For the three and nine months ended September 30, 2023, the Company accrued distribution and shareholder servicing fees of $1,105 and $2,462, respectively, which were attributable to Class S shares. For the three and nine months ended September 30, 2023, the Company accrued distribution and shareholder servicing fees of $1 and $3, respectively, attributable to Class D shares.

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

For the three and nine months ended September 30, 2024 and 2023, the Company did not accrue Expense Support amounts.

For the three and nine months ended September 30, 2024, the Company did not make any Reimbursement Payments to the Adviser. For the three and nine months ended September 30, 2023, Reimbursement Payments were paid to the Adviser in the amounts of $1,494 and $4,433, respectively.

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

As of September 30, 2024, the Company’s co-investment holdings were 59.9% of the portfolio or $7,436,444, measured at fair value. On a cost basis, 59.4% of the portfolio or $7,306,619 were co-investments. As of December 31, 2023, the Company’s co-investment holdings were 64.0% of the portfolio or $4,301,325, measured at fair value. On a cost basis, 63.5% of the portfolio or $4,241,749 were co-investments.

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

Note 4. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investments as of September 30, 2024, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$12,256,726	$12,390,129	$—	$2,755,747	$9,634,382
Second Lien Secured Debt	37,998	16,121	—	—	16,121
Unsecured Debt	242	284	—	284	—
Common Equity/Interests	1,015	1,120	298	—	822
Preferred Equity	6,157	6,101	—	—	6,101
Total Investments before Cash Equivalents	$12,302,138	$12,413,755	$298	$2,756,031	$9,657,426
Money Market Fund	$65,405	$65,405	$65,405	$—	$—
Total Cash Equivalents	$65,405	$65,405	$65,405	$—	$—
Total Investments after Cash Equivalents	$12,367,543	$12,479,160	$65,703	$2,756,031	$9,657,426
Currency swaps	$—	$(5,383)	$—	$(5,383)	$—
Interest rate swaps	—	56,746	$—	$56,746	$—
Foreign currency forward transactions	—	(18,269)	—	(18,269)	—
Total Assets and Liabilities at Fair Value	$12,367,543	$12,512,254	$65,703	$2,789,125	$9,657,426

The following table shows the composition of our investments as of December 31, 2023, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$6,633,492	$6,680,870	$—	$1,324,780	$5,356,090
Second Lien Secured Debt	39,474	28,808	—	—	28,808
Unsecured Debt	9,489	9,253	—	9,253	—
Common Equity/Interests	498	624	—	—	624
Preferred Equity	99	33	—	—	33
Total Investments before Cash Equivalents	$6,683,052	$6,719,588	$—	$1,334,033	$5,385,555
Money Market Fund	$55,000	$55,000	$55,000	$—	$—
Total Cash Equivalents	$55,000	$55,000	$55,000	$—	$—
Total Investments after Cash Equivalents	$6,738,052	$6,774,588	$55,000	$1,334,033	$5,385,555
Interest rate swaps	$—	$10,490	$—	$10,490	$—
Foreign currency forward transactions	—	(3,681)	—	(3,681)	—
Total Assets and Liabilities at Fair Value	$6,738,052	$6,781,397	$55,000	$1,340,842	$5,385,555

The following table shows changes in the fair value of our Level 3 investments during the three months ended September 30, 2024:

	Three Months Ended September 30, 2024
	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Common Equity/Interests	Preferred Equity	Total
Fair value as of June 30, 2024	$8,183,587	$20,795	$—	$721	$123	$8,205,226
Net realized gains (losses)	3,467	—	—	—	—	3,467
Net change in unrealized gains (losses)	79,993	(3,343)	—	10	37	76,697
Net amortization on investments	6,674	(72)	—	—	—	6,602
Purchases, including capitalized PIK (3)	2,237,758	—	—	91	5,941	2,243,790
Sales (3)	(870,827)	(1,259)	—	—	—	(872,086)
Transfers out of Level 3 (1)	(11,955)	—	—	—	—	(11,955)
Transfers into Level 3 (1)	5,685	—	—	—	—	5,685
Fair value as of September 30, 2024	$9,634,382	$16,121	$—	$822	$6,101	$9,657,426

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2024	$88,060	$(3,343)	$—	$10	$37	$84,764

The following table shows changes in the fair value of our Level 3 investments during the nine months ended September 30, 2024:

	Nine Months Ended September 30, 2024
	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Common Equity/Interests	Preferred Equity	Total
Fair value as of December 31, 2023	$5,356,090	$28,808	$—	$624	$33	$5,385,555
Net realized gains (losses)	23,138	—	—	—	—	23,138
Net change in unrealized gains (losses)	85,306	(11,211)	—	(72)	8	74,031
Net amortization on investments	18,017	(217)	—	—	—	17,800
Purchases, including capitalized PIK (3)	5,714,434	—	—	270	6,060	5,720,764
Sales (3)	(1,586,180)	(1,259)	—	—	—	(1,587,439)
Transfers out of Level 3 (1)	(4,214)	—	—	—	—	(4,214)
Transfers into Level 3 (1)	27,791	—	—	—	—	27,791
Fair value as of September 30, 2024	$9,634,382	$16,121	$—	$822	$6,101	$9,657,426

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2024	$99,809	$(11,211)	$—	$(72)	$8	$88,534

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

The following table shows changes in the fair value of our Level 3 investments during the three months ended September 30, 2023:

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

The following table shows changes in the fair value of our Level 3 investments during the nine months ended September 30, 2023:

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

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of September 30, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2024 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range			Weighted Average (1)
First Lien Secured Debt	$8,004,298	Discounted Cash Flow	Discount Rate	7.2%	-	29.4%	9.6%
	1,622,755	Transactional Value	Cost	N/A		N/A	N/A
	7,330	Asset Recoverability	Market Multiple	23.5%	-	23.5%	23.5%
Second Lien Secured Debt	16,121	Discounted Cash Flow	Discount Rate	32.8%	-	32.8%	32.8%
Common Equity/Interests	630	Market Comparable Technique	Comparable Multiple	8.0x	-	20.5x	11.4x
	192	Transactional Value	Cost	N/A		N/A	N/A
Preferred Equity	5,940	Transactional Value	Cost	N/A		N/A	N/A
	161	Market Comparable Technique	Comparable Multiple	14.7x	-	17.3x	16.7x
Total Level 3 Investments	$9,657,426
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

Investment Transactions

For the three and nine months ended September 30, 2024, purchases of investments on a trade date basis were $2,728,622 and $8,274,095, respectively.

For the three and nine months ended September 30, 2023, purchases of investments on a trade date basis were $880,047 and $2,306,194, respectively.

For the three and nine months ended September 30, 2024, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $1,442,215 and $2,710,449, respectively.

For the three and nine months ended September 30, 2023, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $376,012 and $1,441,363, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three and nine months ended September 30, 2024, PIK income earned was $3,726 and $12,778, respectively. During the three and nine months ended September 30, 2023, PIK income earned was $2,983 and $6,728, respectively.

The following table shows the change in capitalized PIK balance for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
PIK balance at beginning of period	$22,570	$8,850	$13,026	$5,333
PIK income capitalized	4,420	2,392	13,964	5,909
Adjustments due to investments exited or written off	—	—	—	—
PIK income received in cash	—	—	—	—
PIK balance at end of period	$26,990	$11,242	$26,990	$11,242

Note 5. Derivative Instruments

In the normal course of business, the Company enters into derivative financial instruments to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures.

Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2024:

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value	Balance Sheet Location of Net Amounts
Morgan Stanley and Co. International PLC	$383,377		€345,122	12/18/2024	$(2,098)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley and Co. International PLC	44,393		£33,280	12/18/2024	(111)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	119,339	A$	173,295	12/18/2024	(554)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	5,178	₣	4,334	12/18/2024	9	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	355,635		€319,762	12/18/2024	(1,514)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	757,643		£577,012	12/18/2024	(13,977)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	3,413	kr	34,804	12/18/2024	(25)	Unrealized appreciation (depreciation) on foreign currency forward contracts
					(18,269)

* Totals may not foot due to rounding.

Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2023:

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value	Balance Sheet Location of Net Amounts
State Street Bank and Trust Company	$6,496	A$	9,836	3/20/2024	$(219)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	4,670	₣	4,037	3/20/2024	(165)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	118,003		€108,029	3/20/2024	(1,617)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	173,151		£137,183	3/20/2024	(1,562)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	3,212	kr	33,434	3/20/2024	(117)	Unrealized appreciation (depreciation) on foreign currency forward contracts
					$(3,681)

* Totals may not foot due to rounding.

Certain information related to the Company’s interest rate swaps and currency swaps are presented below as of September 30, 2024:

Counterparty	Notional Amount	Maturity Date	Fair Value	Financial Statement Location of Net Amounts
BNP Paribas SA	$325,000	4/13/2029	$11,847	Other assets
BNP Paribas SA	$300,000	7/29/2031	9,933	Other assets
Goldman Sachs International	$62,000	12/21/2025	228	Other assets
Goldman Sachs International	$38,000	1/19/2026	146	Other assets
Goldman Sachs International	$82,000	12/21/2027	953	Other assets
Goldman Sachs International	$18,000	1/19/2028	206	Other assets
Goldman Sachs International	€90,000	9/28/2026	2,177	Other assets
Goldman Sachs International	$325,000	4/13/2029	11,668	Other assets
Goldman Sachs International	$350,000	4/13/2029	(2,254)	Other assets
SMBC Capital Markets, Inc	$300,000	7/29/2031	9,933	Other assets
SMBC Capital Markets, Inc.	$226,000	9/28/2026	3,558	Other assets
SMBC Capital Markets, Inc.	$325,000	9/28/2028	8,350	Other assets
Morgan Stanley Capital Services LLC	$81,450	5/12/2026	(3,084)	Other assets
BNP Paribas SA	$60,988	5/12/2026	(2,300)	Other assets
			$51,363

* Totals may not foot due to rounding.

Certain information related to the Company’s interest rate swaps is presented below as of December 31, 2023:

Counterparty	Notional Amount	Maturity Date	Fair Value	Financial Statement Location of Net Amounts
Goldman Sachs International	$62,000	12/21/2025	$(49)	Other assets
Goldman Sachs International	$38,000	1/19/2026	(37)	Other assets
Goldman Sachs International	$82,000	12/21/2027	253	Other assets
Goldman Sachs International	$18,000	1/19/2028	48	Other assets
Goldman Sachs International	€90,000	9/28/2026	2,258	Other assets
SMBC Capital Markets, Inc.	$226,000	9/28/2026	2,492	Other assets
SMBC Capital Markets, Inc.	$325,000	9/28/2028	5,525	Other assets
			$10,490

* Totals may not foot due to rounding.

The Company’s foreign currency forward contracts and currency swaps are not designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three and nine months ended September 30, 2024 and 2023, for the Company’s foreign currency forward contracts and currency swaps, are in the following locations in the Consolidated Statements of Operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Financial Statement Location	2024	2023	2024	2023
Foreign currency forward contracts	Net realized gain(loss) on foreign currency forward contracts	$(33,582)	$1,960	$(37,709)	$1,738
Currency swaps	Net realized gain(loss) on derivatives	835	—	835	—
		(32,747)	1,960	(36,874)	1,738

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Financial Statement Location	2024	2023	2024	2023
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$(29,486)	$1,105	$(14,589)	$823
Currency swaps	Net change in unrealized appreciation (depreciation) on derivatives	(6,813)	—	(5,383)	—
		(36,299)	1,105	(19,972)	582

The Company’s interest rate swaps have been designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three and nine months ended September 30, 2024 and 2023, for the Company’s interest rate swaps, are in the following locations in the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,		Financial Statement Location
	2024	2023	2024	2023
Interest rate swaps	$(55,210)	$12,078	$(32,147)	$15,425	Interest and other debt expenses
Hedged items	61,326	(11,245)	46,256	(13,621)	Interest and other debt expenses

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported net in the Consolidated Statements of Assets and Liabilities. The following table presents the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2024:

	As of September 30, 2024
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
BNP Paribas SA	$21,781	$(2,300)	$—	$(16,610)	$2,871
Goldman Sachs International	15,378	(2,254)	—	(10,910)	2,214
SMBC Capital Markets, Inc.	21,842	—	—	(20,700)	1,142
Morgan Stanley Capital Services LLC	—	—	—	—	—
Total	$59,000	$(4,554)	$—	$(48,220)	$6,227

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
BNP Paribas SA	$(2,300)	$2,300	$—	$—	$—
Goldman Sachs International	(2,254)	2,254	—	—	—
SMBC Capital Markets, Inc.	—	—	—	—	—
Morgan Stanley Capital Services LLC	(3,084)	—	—	1,120	(1,964)
Total	$(7,637)	$4,554	$—	$1,120	$(1,964)

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

Note 6. Debt and Foreign Currency Transactions and Translations

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2024 and December 31, 2023, the Company’s asset coverage was 271.2% and 255.3%, respectively.

The Company’s outstanding debt obligations as of September 30, 2024 were as follows:

	September 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value		Fair Value (3)	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$2,185,000	778,605	778,605		779,351	1,394,171	1,394,171
Cardinal Funding LLC	800,000	601,000	601,000		601,000	199,000	199,000
Grouse Funding LLC	250,000	187,500	187,500		187,500	62,500	62,500
Mallard Funding LLC	500,000	378,900	378,900		378,742	121,100	121,100
Merlin Funding LLC	675,000	379,832	379,832		372,652	295,168	295,168
December 2025 Notes	62,000	62,000	62,228		62,228	—	—
January 2026 Notes	38,000	38,000	38,146		38,146	—	—
December 2027 Notes	82,000	82,000	82,953		82,953	—	—
January 2028 Notes	18,000	18,000	18,206		18,206	—	—
September 2026 Notes	226,000	226,000	229,558		229,558	—	—
September 2028 Notes	325,000	325,000	333,350		333,350	—	—
September 2026 Euronotes	100,183	100,183	102,361		102,361	—	—
2029 Notes	1,000,000	1,000,000	1,031,464	(4)	1,031,464	—	—
2031 Notes	600,000	600,000	619,831	(4)	619,831	—	—
Total Debt Obligations	$6,861,183	$4,777,020	$4,843,934		$4,837,342	$2,071,939	$2,071,939
Deferred Financing Costs			(44,198)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount			4,799,736

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2024. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
(4)
Balance is inclusive of original issue discount and/or premium on notes issued below par.

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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Average debt outstanding	$4,319,296	$2,048,042	$3,323,558	$2,069,145
Maximum amount of debt outstanding	4,854,468	2,745,659	4,854,468	2,745,659

Weighted average annualized interest cost (1)	7.73%	7.53%	8.12%	7.16%
Annualized amortized debt issuance cost	0.25%	0.26%	0.28%	0.26%
Total annualized interest cost	7.98%	7.79%	8.40%	7.42%

Average 1-month SOFR rate	5.3%	5.2%	5.3%	4.9%

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility and SPV Financing Facilities, and net interest on interest rate swaps entered into qualifying hedge accounting relationships. Commitment fees for the three and nine months ended September 30, 2024 were $2,005 and $6,994, respectively. Commitment fees for the three and nine months ended September 30, 2023 were $2,066 and $6,039, respectively.

The components of interest expense for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Borrowing interest expense	$77,372	$36,375	$184,593	$104,400
Facility unused fees	2,005	2,066	6,994	6,039
Amortization of financing costs and debt issuance costs	2,667	1,381	6,923	4,098
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items
Interest rate swaps	(55,210)	12,078	(32,147)	15,425
Hedged items	61,326	(11,245)	46,256	(13,621)
Total interest expense	$88,160	$40,655	$212,619	$116,341

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

Loans under the Senior Secured Facility denominated in U.S. dollars will bear interest, at the Company’s option, at the base rate plus a spread of 0.75% to 0.875% or the term SOFR rate plus a credit spread adjustment of 0.10% and spread of 1.75% to 1.875%, in each case, with such spread being determined based on the total amount of the Gross Borrowing Base relative to the total Combined Debt Amount, as of the date of determination. Loans under the Senior Secured Facility denominated in currencies other than U.S. dollars will bear interest at certain local rates consistent with market standards. Interest on loans denominated in dollars is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of the applicable interest period in the case of loans bearing interest at the term SOFR rate (or at each three month interval in the case of loans with interest periods greater than three months). Interest on loans denominated in currencies other than U.S. dollars is due and payable in a manner consistent with market standards. The Company is also obligated to pay other customary closing fees, arrangement fees, administration fees, commitment fees and letter of credit fees for a credit facility of this size and type.

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

The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of September 30, 2024 and December 31, 2023, the Company had $12,223 and $0, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $1,394,171 and $1,570,477 as of September 30, 2024 and December 31, 2023, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

As of September 30, 2024, the Company was in compliance with all covenants and other requirements of the Senior Secured Facility.

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

As of September 30, 2024, the Company was in compliance with all covenants and other requirements of the SPV Financing Facilities.

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

On September 19, 2024, Mallard Funding entered into the Fourth Amendment (the “Fourth Mallard Funding Credit Facility Amendment”) to the Mallard Funding Loan and Servicing Agreement, dated as of January 7, 2022, by and among Mallard Funding, as borrower, the Company, in its capacity as servicer and in its capacity as transferor, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, collateral custodian and account bank.

The Fourth Mallard Funding Credit Facility Amendment amends the Mallard Funding Loan and Servicing Agreement to, among other things, (i) extend the end of the revolving period to September 20, 2027, (ii) extend the maturity date to September 19, 2029 and (iii) modify the interest rate charged under the Mallard Funding Loan and Servicing Agreement to (x) during the Reinvestment Period, 2.00% and (y) during the Amortization Period, 2.25%.

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

On February 1, 2024, Merlin Funding, as borrower, the Company, in its capacities as subordinated lender and warehouse collateral manager, and Morgan Stanley Senior Funding, Inc., as administrative agent, entered into a second amendment to the Merlin Credit Facility (the “Second Amendment to Merlin Credit Facility”). Pursuant to the Second Amendment to Merlin Credit Facility, the maximum principal amount which can be drawn upon by Merlin Funding subject to certain conditions in the Merlin Credit Facility, was increased from $120 million to $187.5 million.

On February 16, 2024, Merlin Funding, as borrower, the Company, in its capacities as subordinated lender and warehouse collateral manager, and Morgan Stanley Senior Funding, Inc., as administrative agent, entered into a third amendment to the Merlin Credit Facility (the “Third Amendment to Merlin Credit Facility”). Pursuant to the Third Amendment to Merlin Credit Facility, the maximum principal amount which can be drawn upon by Merlin Funding subject to certain conditions in the Merlin Credit Facility, was increased from $187.5 million to $300 million.

On July 11, 2024, Merlin Funding, as borrower, the Company, in its capacities as subordinated lender and warehouse collateral manager, and the Administrative Agent entered into a fourth amendment to the Merlin Credit Facility (the “Fourth Amendment to Merlin Credit Facility”). Pursuant to the Fourth Amendment to Merlin Credit Facility, the maximum principal amount which can be drawn upon by Merlin Funding subject to certain conditions in the Merlin Credit Facility, was increased from $300 million to $375 million.

On August 15, 2024, Merlin Funding, as borrower, the Company, in its capacities as subordinated lender and warehouse collateral manager, and the Administrative Agent entered into a fifth amendment to the Merlin Credit Agreement (the “Fifth Amendment to Merlin Credit Agreement”). Pursuant to the Fifth Amendment to Merlin Credit Agreement, the maximum principal amount which can be drawn upon by Merlin Funding subject to certain conditions in the Merlin Credit Agreement, was increased from $375 million to $562.5 million and, upon pricing of the collateralized loan obligation transaction issued by Merlin Funding, increased to $675 million.

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt obligations outstanding on its Senior Secured Facility, SPV Financing Facilities and Private Placements as of September 30, 2024:

	September 30, 2024
	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound	£46,850	62,856	62,636	220	10/28/2024
European Euro	€203,000	218,828	225,969	(7,141)	10/14/2024
European Euro	€90,000	95,081	100,183	(5,103)	N/A
Total		376,765	388,788	(12,023)

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

In connection with the 2023 Series A Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the September 2026 Notes, the Company receives a fixed interest rate of 8.54% per annum and pays a floating interest rate of SOFR + 4.18% per annum on $226 million of the 2026 Notes. Under the interest rate swap agreement related to the September 2028 Notes, the Company receives a fixed interest rate of 8.62% per annum and pays a floating interest rate of SOFR + 4.56% per annum on $325 million of the September 2028 Notes. Under the interest rate swap agreement related to the September 2026 Euronotes, the Company receives a fixed interest rate of 7.02% per annum and pays a floating interest rate of ESTR + 3.72% per annum on €90 million of the September 2026 Euronotes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

Unsecured Notes

2029 Notes

On March 21, 2024, the Company and U.S. Bank Trust Company, National Association (the “Trustee”) entered into a First Supplemental Indenture (the “First Supplemental Indenture” and, together with the Base Indenture (as defined below), the “March 2024 Indenture”) related to the $650 million in aggregate principal amount of its 6.900% notes due 2029 (the “Existing 2029 Notes”), which supplements that certain Base Indenture, dated as of March 21, 2024 (as may be further amended, supplemented or otherwise modified from time to time, the “Base Indenture”).

On September 19, 2024, the Company issued an additional $350 million aggregate principal amount of 6.900% Notes due 2029 (the “New 2029 Notes” and, together with the Existing 2029 Notes, the "2029 Notes") under the Indenture. The New 2029 Notes were issued at a price equal to 104.031% of the face value, plus accrued interest from March 21, 2024, resulting in an effective yield to maturity of 5.864%. The New 2029 Notes were issued as “Additional Notes” under the Indenture and have identical terms to the Existing 2029 Notes, other than the issue date and the issue price. The New 2029 Notes will be treated as a single class of notes with the Existing 2029 Notes for all purposes under the Indenture.

The 2029 Notes will mature on April 13, 2029 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the March 2024 Indenture. The 2029 Notes bear interest at a rate of 6.900% per year payable semi-annually on April 13 and October 13 of each year, commencing on October 13, 2024. The 2029 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2029 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

On September 19, 2024, the Company issued $350 million aggregate principal amount of 6.900% Notes due 2029 (the “2029 Upsize Notes”) under the March 2024 Indenture. The 2029 Upsize Notes were issued as “Additional Notes” under the March 2024 Indenture and have identical terms to the Company's $650 million aggregate principal amount 2029 Notes that were issued on March 21, 2024, other than the issue date and the issue price. The 2029 Upsize Notes will be treated as a single class of notes with the 2029 Notes for all purposes under the March 2024 Indenture.

In connection with the 2029 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominantly floating rate loans. Under the interest rate swap agreement related to the 2029 Notes, the Company receives a fixed interest rate of 6.90% per annum and pays a floating interest rate of SOFR + 2.71% per annum on $325 million of the 2029 Notes, the Company receives a fixed interest rate of 6.90% per annum and pays a floating interest rate of SOFR + 2.70% per annum on $325 million of the 2029 Notes, and the Company receives a fixed interest rate of 6.90% per annum and pays a floating interest rate of SOFR + 2.67% per annum on $350 million of the 2029 Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

2031 Notes

On July 29, 2024, the Company and the Trustee entered into a Second Supplemental Indenture (the “Second Supplemental Indenture” and, together with the Base Indenture, the “July 2024 Indenture”) related to the $600 million in aggregate principal amount of its 6.700% notes due 2031 (the “2031 Notes”), which supplements the Base Indenture.

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

In connection with the 2031 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominantly floating rate loans. Under the interest rate swap agreement related to the 2031 Notes, the Company receives a fixed interest rate of 6.70% per annum and pays a floating interest rate of SOFR + 2.80% per annum on $600 million of the 2031 Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

Note 7. Net Assets

The Company has the authority to issue an unlimited number of common shares of beneficial interest at $0.01 per share par value.

The following table summarizes transactions in common shares of beneficial interest during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class S:
Proceeds from shares sold	8,656,673	$215,619	7,041,291	$171,574	33,106,492	$820,819	12,660,297	$305,297
Repurchase of common shares	(470,205)	(11,726)	(109,366)	(2,685)	(1,474,659)	(36,707)	(211,304)	(5,136)
Early repurchase deduction	—	25	—	—	—	150	—	9
Distributions reinvested	823,220	20,505	201,357	4,906	1,992,071	49,454	483,863	11,612
Net increase (decrease)	9,009,688	$224,423	7,133,282	$173,795	33,623,904	$833,716	12,932,856	$311,782
Class D:
Proceeds from shares sold	303,286	$7,553	58,969	$1,441	552,418	$13,695	91,115	$2,201
Repurchase of common shares	—	—	—	—	—	—	—	—
Early repurchase deduction	—	—	—	—	—	—	—	—
Distributions reinvested	10,006	249	579	14	20,122	500	1,249	30
Net increase (decrease)	313,292	$7,802	59,548	$1,455	572,540	$14,195	92,364	$2,231
Class I:
Proceeds from shares sold	42,529,065	$1,059,240	16,720,864	$407,636	128,721,152	$3,193,746	34,391,746	$827,647
Repurchase of common shares	(2,261,111)	(56,387)	(1,882,529)	(46,210)	(7,948,864)	(197,767)	(10,923,813)	(262,835)
Early repurchase deduction	—	7	—	—	—	30	—	5
Distributions reinvested	2,177,555	54,242	919,582	22,397	5,437,600	134,960	2,588,602	62,000
Net increase (decrease)	42,445,509	$1,057,102	15,757,917	$383,823	126,209,887	$3,130,969	26,056,535	$626,817
Total net increase (decrease)	51,768,489	$1,289,327	22,950,747	$559,073	160,406,331	$3,978,880	39,081,755	$940,830

Net Asset Value per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class S, Class D and Class I common shares during the nine months ended September 30, 2024 and 2023:

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2024	$24.62	$24.62	$24.62
February 29, 2024	24.67	24.67	24.67
March 31, 2024	24.85	24.85	24.85
April 30, 2024	24.84	24.84	24.84
May 31, 2024	24.90	24.90	24.90
June 30, 2024	24.90	24.90	24.90
July 31, 2024	24.90	24.90	24.90
August 31, 2024	24.92	24.92	24.92
September 30, 2024	24.94	24.94	24.94

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2023	$23.64	$23.64	$23.64
February 28, 2023	23.76	23.76	23.76
March 31, 2023	23.82	23.82	23.82
April 30, 2023	23.95	23.95	23.95
May 31, 2023	23.91	23.91	23.91
June 30, 2023	24.18	24.18	24.18
July 31, 2023	24.38	24.38	24.38
August 31, 2023	24.50	24.50	24.50
September 30, 2023	24.55	24.55	24.55

Distributions

The Board authorizes and declares monthly distribution amounts per share of Class S, Class D and Class I common shares. The following table presents distributions that were declared during the nine months ended September 30, 2024:

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2024	January 23, 2024	February 28, 2024	$0.1622	$6,206	$0.1748	$74	$0.1800	$25,802
January 31, 2024	December 20, 2023	February 28, 2024	0.0200	765	0.0200	8	0.0200	2,867	(1)
February 29, 2024	February 26, 2024	March 27, 2024	0.1634	6,818	0.1751	82	0.1800	28,229
February 29, 2024	December 20, 2023	March 27, 2024	0.0200	835	0.0200	9	0.0200	3,137	(1)
March 29, 2024	March 21, 2024	April 26, 2024	0.1622	7,606	0.1748	90	0.1800	31,021
March 29, 2024	December 20, 2023	April 26, 2024	0.0200	938	0.0200	10	0.0200	3,447	(1)
April 30, 2024	April 23, 2024	May 29, 2024	0.1627	8,260	0.1749	100	0.1800	33,209
April 30, 2024	March 21, 2024	May 29, 2024	0.0200	1,015	0.0200	11	0.0200	3,690	(1)
May 31, 2024	May 22, 2024	June 27, 2024	0.1621	9,041	0.1747	90	0.1800	35,634
May 31, 2024	March 21, 2024	June 27, 2024	0.0200	1,116	0.0200	10	0.0200	3,959	(1)
June 28, 2024	June 21, 2024	July 29, 2024	0.1627	9,704	0.1749	94	0.1800	39,154
June 28, 2024	March 21, 2024	July 29, 2024	0.0200	1,193	0.0200	11	0.0200	4,349	(1)
July 31, 2024	July 22, 2024	August 27, 2024	0.1621	10,110	0.1747	103	0.1800	41,346
July 31, 2024	June 21, 2024	August 27, 2024	0.0200	1,247	0.0200	12	0.0200	4,594	(1)
August 30, 2024	August 21, 2024	September 26, 2024	0.1621	10,607	0.1747	142	0.1800	45,045
August 30, 2024	June 21, 2024	September 26, 2024	0.0200	1,309	0.0200	16	0.0200	5,005	(1)
September 30, 2024	August 21, 2024	October 29, 2024	0.1626	11,165	0.1749	148	0.1800	46,994
September 30, 2024	June 21, 2024	October 29, 2024	0.0200	1,373	0.0200	17	0.0200	5,222	(1)
			$1.6421	$89,308	$1.7535	$1,029	$1.8000	$362,703

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

For the nine months ended September 30, 2024, none of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the nine months ended September 30, 2024:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.6421	$89,308	$1.7535	$1,029	$1.8000	$362,703
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—
	$1.6421	$89,308	$1.7535	$1,029	$1.8000	$362,703

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

The following table presents information with respect to the Company’s share repurchases during the nine months ended September 30, 2024:

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 15, 2024	5,079,296	3.03%	$24.85	March 31, 2024	$126,101	3,293,303
June 13, 2024	1,612,752	0.75%	$24.90	June 30, 2024	40,110	9,120,695
September 13, 2024	2,731,316	0.99%	$24.94	September 30, 2024	68,083	11,073,199

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

(1) Percentage is based on total shares as of the close of the previous calendar quarter

(2) All repurchase requests were satisfied in full

(3) Amounts shown net of Early Repurchase Deduction

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2024 and December 31, 2023, the Company had the following unfunded commitments to its portfolio companies:

	September 30, 2024	December 31, 2023
Unfunded revolver obligations, bridge loan and backstop commitments (1)	$534,474	$391,127
Standby letters of credit issued and outstanding (2)	7,069	4,797
Unfunded delayed draw loan commitments (3)	1,055,469	424,740
Total Unfunded Commitments (4)	$1,597,012	$820,664
(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2024, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. There were no bridge loan and backstop commitments as of September 30, 2024. As of December 31, 2023, the bridge loan and backstop commitments included in the balances were $30,777.
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

Organizational and Offering Costs

The Adviser agreed to bear all of the Company’s organization and offering expenses through the date on which the Company broke escrow for the initial offering of its common shares. The Company is obligated to reimburse the Adviser for such expenses incurred upon breaking escrow for our offering. The total organization and offering costs incurred for the three and nine months ended September 30, 2024 were $50 and $951. The total organization and offering costs incurred for the three and nine months ended September 30, 2023 were $0 and $38.

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

Management is not aware of any pending or threatened material litigation as of September 30, 2024 other than the matter disclosed above.

Note 9. Financial Highlights

The following are the financial highlights for the nine months ended September 30, 2024:

	Nine Months Ended September 30, 2024

	Class S	Class D	Class I
Per Share Data:
Net asset value at beginning of period	$24.63	$24.63	$24.63
Net investment income (1)	1.77	1.92	1.92
Net unrealized and realized gains (losses) (2)	0.18	0.14	0.19
Net increase (decrease) in net assets resulting from operations	1.95	2.06	2.11
Distribution declared (3)
Net investment income	(1.64)	(1.75)	(1.80)
Net realized gains
Distributions in excess of net investment income
Net asset value at end of period	$24.94	$24.94	$24.94

Total return (4)	8.16%	8.65%	8.85%
Shares outstanding, end of period	68,192,680	848,836	258,816,818
Weighted average shares outstanding	54,421,750	586,743	201,585,737

Ratio/Supplemental Data
Net assets at end of period	$1,700,601	$21,168	$6,454,419
Annualized ratio of net expenses to average net assets (5)	8.39%	7.60%	7.54%
Annualized ratio of net investment income to average net assets (5)	9.51%	10.32%	10.36%
Portfolio turnover rate	28.20%	28.20%	28.20%
Asset coverage per unit (6)	2,712	2,712	2,712

The following are the financial highlights for the nine months ended September 30, 2023:

	Nine Months Ended September 30, 2023

	Class S	Class D	Class I
Per Share Data:
Net asset value at beginning of period	$23.20	$23.20	$23.20
Net investment income (1)	1.76	1.89	1.91
Net unrealized and realized gains (losses) (2)	1.04	1.02	1.04
Net increase (decrease) in net assets resulting from operations	2.80	2.91	2.95
Distribution declared (3)	(1.45)	(1.56)	(1.60)
Net asset value at end of period	$24.55	$24.55	$24.55

Total return (4)	12.33%	12.83%	13.04%
Shares outstanding, end of period	23,760,595	199,307	107,999,762
Weighted average shares outstanding	16,135,726	144,060	93,886,816

Ratio/Supplemental Data
Net assets at end of period	$583,245	$4,892	$2,651,042
Annualized ratio of net expenses to average net assets (5)	10.18%	9.50%	9.43%
Annualized ratio of net investment income to average net assets (5)	9.81%	10.54%	10.67%
Portfolio turnover rate	31.13%	31.13%	31.13%
Asset coverage per unit (6)	2,366	2,366	2,366

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
(5)
For the nine months ended September 30, 2024, amounts are annualized except for organizational costs and management fee and income based incentive fee waivers by the Adviser. For the nine months ended September 30, 2024, the total operating expenses to average net assets were 8.39%, 7.60% and 7.54%, for Class S shares, Class D shares and Class I shares, respectively, prior to management fee waivers and expense support provided by the Adviser. For the nine months ended September 30, 2023, the total operating expenses to average net assets were 10.18%, 9.50%, 9.43% for Class S shares, Class D shares and Class I shares, respectively, prior to management fee waivers and expense support provided by the Adviser. Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables.
(6)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of September 30, 2024, the Company's asset coverage was 271.2%.

Note 10. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

ADS CLO 1

On October 9, 2024 (the “CLO Closing Date”) the Company completed a $754,700,000 term debt securitization (the “2024 Debt Securitization”). Term debt securitizations are also known as a collateralized loan obligations and are a form of secured financing incurred by a subsidiary of the Company, which is consolidated by the Company and subject to the Company’s overall asset coverage requirements. In connection with the 2024 Debt Securitization, the Merlin Credit Facility was paid in full and terminated.

On the CLO Closing Date and in connection with the 2024 Debt Securitization, ADS CLO 1 LLC (the “CLO Issuer”), an indirect, wholly-owned, consolidated subsidiary of the Company, entered into a Purchase and Placement Agency Agreement (the “CLO Purchase and Placement Agreement”) with Morgan Stanley & Co. LLC, as the initial purchaser and placement agent, and Apollo Global Securities, LLC, as co-placement agent, pursuant to which the Issuer agreed to sell certain of the notes to the Initial Purchaser to be issued as part of the 2024 Debt Securitization pursuant to an indenture by and between the CLO Issuer and Deutsche Bank National Trust Company, as trustee (the “CLO Indenture”).

The notes offered in the 2024 Debt Securitization consist of $450,000,000 of AAA(sf)/Aaa(sf) Class A-1 Senior Secured Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 1.35% (the “Class A-1 Notes”); $30,000,000 of AA(sf) Class A-2 Senior Secured Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 1.80% (the “Class A-2 Notes”); $112,500,000 of A(sf) Class B Senior Secured Deferrable Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 2.15% (the “Class B Notes”); $45,000,000 of BBB-(sf) Class C Senior Secured Deferrable Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 3.35% (the “Class C Notes” and together with the Class A-1 Notes, the Class A-2 Notes and the Class B Notes, the “Secured Notes”). Additionally, on the CLO Closing Date, the Issuer will issue $117,200,000 of Subordinated Notes due 2036 (the “Subordinated Notes” and, collectively with the Secured Notes, the “CLO Notes”), which do not bear interest.

The 2024 Debt Securitization is backed by a diversified portfolio of broadly syndicated commercial loans. The debt is scheduled to mature on October 15, 2036; however, the CLO Notes may be redeemed by the CLO Issuer, at the direction of ADS CLO 1 Depositor LLC (“CLO Retention Holder”), a wholly-owned, consolidated subsidiary of the Company, as owner of a majority of the Subordinated Notes, on any business day after October 15, 2026. The CLO Retention Holder acts as retention holder in connection with the 2024 Debt Securitization for the purposes of satisfying certain U.S. regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the Subordinated Notes. The Company, through the CLO Retention Holder, has retained 100% of the Class A-2 Notes, the Class B Notes, the Class C Notes and the Subordinated Notes issued in the 2024 Debt Securitization.

The CLO Issuer intends to use the proceeds from the 2024 Debt Securitization to, among other things, purchase certain loans (“Collateral Obligations”) from time to time on and after the CLO Closing Date from the Company pursuant to a master loan sale agreement entered into on the CLO Closing Date (the “Loan Sale Agreement”) among the Company, the CLO Retention Holder and the CLO Issuer. Under the terms of the Loan Sale Agreement that provide for the sale of Collateral Obligations to the CLO Issuer, the Company will transfer to the CLO Retention Holder, and the CLO Retention Holder will transfer to the CLO Issuer, a portion of its ownership interest in the Collateral Obligations securing the 2024 Debt Securitization for the purchase price and other consideration set forth in the Loan Sale Agreement from time to time on and after the CLO Closing Date. Following these transfers, CLO Issuer, and not the Retention Holder or the Company, will hold all of the ownership interest in such loans and participations. The Fund made customary representations, warranties and covenants in the Loan Sale Agreement.

The Secured Notes are the secured obligation of the CLO Issuer, the Subordinated Notes are the unsecured obligations of the CLO Issuer, and the CLO Indenture governing the CLO Notes include customary covenants and events of default. The CLO Notes have not been, and will not be, registered under the Securities Act of 1933, as amended, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration.

The Company serves as collateral manager to the CLO Issuer under a collateral management agreement entered into on the CLO Closing Date (the “Collateral Management Agreement”). Pursuant to the Collateral Management Agreement, so long as the Company is the collateral manager, the collateral management fee will equal 0.0% per annum of the fee basis amount.

October Financial Update and Distribution Declaration

On October 1, 2024, the Company issued and sold 14,843,611 shares (consisting of 10,180,107 Class I shares, 4,540,039 Class S shares and 123,465 Class D shares at an offering price of $24.94 per share for the Class I shares, Class S shares and Class D shares), and the Company received approximately $370 million as payment for such shares.

On October 23, 2024, the Company's Board declared distributions of $0.1620 per Class S share, $0.1747 per Class D share and $0.1800 per Class I share which is payable on or around November 26, 2024 to shareholders of record as of October 31, 2024. Additionally, the Company will pay a special distribution of $0.02 per share on or around November 26, 2024 to all shareholders of record as of October 31, 2024.

November Subscriptions

The Company received approximately $568 million of net proceeds relating to the issuance of Class S shares, Class D shares and Class I shares for subscriptions effective November 1, 2024.

Second Amended and Restated Senior Secured Facility

On October 17, 2024, the Company amended and extended the Senior Secured Facility (the “Second Amended and Restated Senior Secured Facility”). Lender commitments under the Second Amended and Restated Senior Secured Facility increased from $2.185 billion to $2.740 billion and the Second Amended and Restated Senior Secured Facility's “accordion” feature that allows the Company to increase the size of the Facility increased from $3.2775 billion to $4.110 billion.

The final maturity date under the Second Amended and Restated Senior Secured Facility was extended by over one year from October 12, 2028 to October 17, 2029. The covenants and representations and warranties the Company is required to comply with were also modified (including, among other things, that the minimum shareholders’ equity test was reset), but the remaining terms and conditions of the Senior Secured Facility remain substantially the same. The Second Amended and Restated Senior Secured Facility continues to include usual and customary events of default for senior secured revolving credit facilities of this type.

Borrowings under the Second Amended and Restated Senior Secured Facility (and the incurrence of certain other permitted debt) continue to be subject to compliance with a Borrowing Base that applies different advance rates to different types of assets in the Company’s portfolio. The advance rate applicable to any specific type of asset in the Company’s portfolio depends on the relevant asset coverage ratio as of the date of determination. Borrowings under the Second Amended and Restated Senior Secured Facility continue to be subject to the leverage restrictions contained in the 1940 Act.

Amended and Restated Distribution Reinvestment Plan

On November 7, 2024, the Board adopted the amended and restated distribution reinvestment plan of the Company (the “Amended and Restated Distribution Reinvestment Plan”). The Amended and Restated Distribution Reinvestment Plan amends the Company's previously effective distribution reinvestment plan to update the list of states that do not permit automatic enrollment in the distribution reinvestment plan.

Report of Independent Registered Public Accounting Firm

To the shareholders and Board of Trustees of Apollo Debt Solutions BDC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, of Apollo Debt Solutions BDC and subsidiaries (the “Company”) as of September 30, 2024, the related consolidated statements of operations and consolidated statements of changes in net assets for the three-month and nine-month periods ended September 30, 2024 and 2023, the consolidated statements of cash flows and the financial highlights for the nine-month periods ended September 30, 2024 and 2023, and the related notes (collectively referred to as the “interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2023, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein), and the financial highlights for the year then ended (not presented herein); and in our report dated March 14, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated statements of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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
November 8, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in "Risk Factors" in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2023 and Part II, Item 1A of and elsewhere in this Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements. The nine months ended September 30, 2024 represents the period from January 1, 2024 to September 30, 2024.

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

Overview

We are a newly organized, externally managed, diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on December 4, 2020, we are externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as investment adviser with the SEC. We also have elected to be treated, and intend to qualify annually thereafter, as a RIC under the Code.

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

Recent Developments

See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 10. Subsequent Events” for a summary of recent developments.

Portfolio and Investment Activity

Our portfolio and investment activity during the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)*	2024	2023	2024	2023
Investments made in portfolio companies	$2,728,622	$880,047	$8,274,095	$2,306,194
Investments sold	(244,168)	(341,086)	(647,219)	(1,059,230)
Net activity before repaid investments	$2,484,454	$538,961	$7,626,876	$1,246,964
Investments repaid	(1,198,047)	(34,926)	(2,063,230)	(382,133)
Net investment activity	$1,286,407	$504,035	$5,563,646	$864,831

Portfolio companies at beginning of period	261	146	180	128
Number of new portfolio companies	52	30	148	72
Number of exited portfolio companies	(18)	(18)	(33)	(42)
Portfolio companies at end of period	295	158	295	158

Number of investments made in existing portfolio companies	29	18	64	22

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Portfolio composition, at fair value:
First lien secured debt	99.8%	99.4%
Second lien secured debt	0.1%	0.4%
Unsecured debt and other	0.1%	0.2%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	10.3%	11.6%
Second lien secured debt (2)	—	11.1%
Unsecured debt and other (2)	16.2%	6.3%
Total portfolio (3)	10.3%	11.6%
Interest rate type, at fair value:
Fixed rate amount	$0.4 billion	$0.3 billion
Floating rate amount	$11.9 billion	$6.4 billion
Fixed rate, as percentage of total	3.2%	4.9%
Floating rate, as percentage of total	96.9%	95.1%
Interest rate type, at amortized cost:
Fixed rate amount	$0.4 billion	$0.3 billion
Floating rate amount	$11.9 billion	$6.4 billion
Fixed rate, as percentage of total	3.0%	4.9%
Floating rate, as percentage of total	97.0%	95.1%
Weighted average spread over reference rate of all floating rate investments	5.2%	6.1%

(1)
An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.
(2)
Exclusive of investments on non-accrual status. As of September 30, 2024 and December 31, 2023, 0.7% and 0.1% of investments were on non-accrual status, respectively.
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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
Investment Ranking	Fair Value	Percentage	Fair Value	Percentage
(in thousands)
1	$—	0.0%	$9,252	0.1%
2	12,263,054	98.8%	6,516,105	97.0%
3	111,532	0.9%	190,176	2.8%
4	16,121	0.1%	4,055	0.1%
5	23,048	0.2%	—	0.0%
Total	$12,413,755	100.0%	$6,719,588	100.0%

Results of Operations

Operating results for the three and nine months ended September 30, 2024 and 2023 were as follows (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total investment income	$347.1	$148.1	$853.5	$396.7
Net expenses	(151.5)	(68.5)	(368.2)	(188.5)
Net investment income	195.6	79.6	485.3	208.3
Net realized gain (loss)	(33.6)	6.6	(40.6)	1.2
Net unrealized appreciation (depreciation)	(8.8)	24.3	81.9	108.0
Net increase (decrease) in net assets resulting from operations	$153.3	$110.4	$526.7	$317.5

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

Investment Income

Investment income, for the three and nine months ended September 30, 2024 and 2023 were as follows (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$330.5	$142.5	$813.3	$384.3
PIK interest income	3.7	3.0	12.8	6.7
Dividend income	0.7	0.1	3.1	0.1
Other income	12.1	2.5	24.3	5.5
Total investment income	$347.1	$148.1	$853.5	$396.7

* Totals may not foot due to rounding.

For the three months ended September 30, 2024, total investment income increased to $347.1 million from $148.1 million for the same period in the prior year, primarily driven by our continuing deployment of capital and an increase in the average investments at fair value. The size of our investment portfolio at fair value increased to $12.4 billion at September 30, 2024 from $5.3 billion at September 30, 2023. For the three months ended September 30, 2024 and 2023 payment-in-kind income represented 1.1% and 2.0% of total investment income, respectively.

For the nine months ended September 30, 2024, total investment income increased to $853.5 million from $396.7 million for the same period in the prior year, primarily driven by our continuing deployment of capital and an increase in the average investments at fair value. The size of our investment portfolio at fair value increased to $12.4 billion at September 30, 2024 from $5.3 billion at September 30, 2023. For the nine months ended September 30, 2024 and 2023 payment-in-kind income represented 1.5% and 1.7% of total investment income, respectively.

Expenses

Expenses for the three and nine months ended September 30, 2024 and 2023 were as follows (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Management fees	$24.5	$9.5	$59.6	$24.7
Performance-based incentive fees	28.7	11.5	72.4	30.1
Interest and other debt expenses	88.2	40.7	212.6	116.3
Offering costs	0.2	—	0.5	0.0
Trustees' fees	0.1	0.1	0.4	0.3
Shareholder servicing fees	3.5	1.1	8.6	2.5
Administrative service expenses	1.0	0.7	3.1	2.0
Other general and administrative expenses	5.2	3.4	11.1	8.1
Total expenses	$151.5	$67.1	$368.2	$184.0
Expense support reimbursement	—	1.5	—	4.4
Net Expenses	$151.5	$68.5	$368.2	$188.5

* Totals may not foot due to rounding.

For the three and nine months ended September 30, 2024, net expenses were $151.5 and $368.2 million, respectively, primarily comprised of interest and other debt expenses.

Interest and other debt expenses

For the three months ended September 30, 2024, interest and other debt expenses increased to $88.2 million from $40.7 million for the same period in the prior year, primarily driven by increased borrowing expenses, due to rising interest rates, on our Senior Secured Facility, SPV Financing Facilities, Private Placements and Unsecured Notes, and increased borrowings outstanding. The total annualized cost of debt increased to 8.0% for the three months ended September 30, 2024 from 7.8% for the same period in the prior year. The average principal debt outstanding increased to $4.3 billion for the three months ended September 30, 2024 from $2.0 billion for the same period in the prior year.

For the nine months ended September 30, 2024, interest and other debt expenses increased to $212.6 million from $116.3 million for the same period in the prior year, primarily driven by increased borrowing expenses, due to rising interest rates, on our Senior Secured Facility, SPV Financing Facilities, Private Placements and Unsecured Notes, and increased borrowings outstanding. The total annualized cost of debt increased to 8.4% for the nine months ended September 30, 2024 from 7.4% for the same period in the prior year. The average principal debt outstanding increased to $3.3 billion for the nine months ended September 30, 2024 from $2.1 billion for the same period in the prior year.

Management fees

For the three months ended September 30, 2024, gross management fees increased to $24.5 million from $9.5 million for the same period in the prior year, primarily due to an increase in average net assets. Our average net assets increased to $7.8 billion for the three months ended September 30, 2024 from $3.0 billion for the three months ended September 30, 2023. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. No management fees have been waived for the three months ended September 30, 2024 and 2023.

For the nine months ended September 30, 2024, gross management fees increased to $59.6 million from $24.7 million for the same period in the prior year, primarily due to an increase in average net assets. Our average net assets increased to $6.4 billion for the nine months ended September 30, 2024 from $2.6 billion for the nine months ended September 30, 2023. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. No management fees have been waived for the nine months ended September 30, 2024 and 2023.

Incentive fees

For the three months ended September 30, 2024, incentive fees increased to $28.7 million from $11.5 million for the same period in the prior year primarily due to our deployment of capital and increase in net investment income. No incentive fees have been waived for the three months ended September 30, 2024 and 2023.

For the nine months ended September 30, 2024, incentive fees increased to $72.4 million from $30.1 million for the same period in the prior year primarily due to our deployment of capital and increase in net investment income. No incentive fees have been waived for the nine months ended September 30, 2024 and 2023.

Other Expenses

Total other expenses were $10.1 million for the three months ended September 30, 2024, primarily comprised of $3.5 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors, $1.3 million of U.S. federal excise tax, $2.6 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company), and $2.7 million of general and administrative expenses (including insurance, filing, research, and fees paid to our sub-administrator and transfer agent). The increase compared to the prior year for the same period was primarily driven by the increased costs attributable to servicing a larger investment portfolio, increased subscriptions to our Class S and Class D shares, and increased borrowings through the establishment of new financing sources, including the issuance of Unsecured Notes.

Total other expenses were $23.6 million for the nine months ended September 30, 2024, primarily comprised of $8.6 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors, $1.3 million of U.S. federal excise tax, $5.9 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company), and $7.8 million of general and administrative expenses (including insurance, filing, research, and fees paid to our sub-administrator and transfer agent). The increase compared to the prior year for the same period was primarily driven by the increased costs attributable to servicing a growing investment portfolio, increased subscriptions to our Class S and Class D shares, and increased borrowings through the establishment of new financing sources, including the CLO Warehouse Facility and the issuance of Unsecured Notes.

Expense Support

For the three months ended September 30, 2024, the Company did not receive expense support from the Adviser and did not make any repayments. For the three months ended September 30, 2023, the Company did not receive expense support from the Adviser, and repaid the Adviser $1.5 million for expenses previously paid by the Adviser on behalf of the Company.

For the nine months ended September 30, 2024, the Company did not receive expense support from the Adviser and did not make any repayments. For the nine months ended September 30, 2023, the Company did not receive expense support from the Adviser, and repaid the Adviser $4.4 million for expenses previously paid by the Adviser on behalf of the Company.

As of September 30, 2024, all expense support received by the Company has been repaid to the Adviser.

Net Realized Gain (Loss)

Net realized gains (losses) for the three and nine months ended September 30, 2024 and 2023 were comprised of the following (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Non-controlled/non-affiliated investments	$2.5	$1.0	14.0	(3.6)
Derivatives	0.8	—	0.8	—
Foreign currency transactions	3.0	3.6	(17.7)	3.1
Foreign currency forward contracts	(33.6)	2.0	(37.7)	1.7
Net realized gains (losses)	$(27.2)	$6.6	(40.6)	1.2

* Totals may not foot due to rounding.

For the three months ended September 30, 2024, we generated net realized losses of $27.2 million, driven by net realized losses of $33.6 million on foreign currency forward contracts, as a result of fluctuations primarily in the Euro and British Pound exchange rates. Realized losses on foreign currency forward contracts were partially offset by net realized gains of $2.5 million from full or partial sales and/ or restructuring of our debt investments, and net realized gains of $3.0 million from repayments of foreign borrowings, and conversion of foreign cash balances, primarily attributable to fluctuations in the Euro and British Pound exchange rates.

For the nine months ended September 30, 2024, we generated net realized losses of $40.6 million, driven by net realized losses of $37.7 million on foreign currency forward contracts, as a result of fluctuations primarily in the Euro and British Pound exchange rates, and net realized losses of $17.7 million on foreign currency transactions, as a result of repayments of foreign borrowings, and conversion of foreign cash balances, primarily attributable to fluctuations in the Euro and British Pound exchange rates. Realized losses were partially offset by net realized gains of $14.0 million from full or partial sales and/ or restructuring of our debt investments.

For the three and nine months ended September 30, 2023, we generated net realized gains of $6.6 million and $1.2 million, respectively, primarily from full or partial sales of our liquid debt investments.

Net Unrealized Gain (Loss)

Net unrealized gains (losses) for the three and nine months ended September 30, 2024 and 2023 were comprised of the following (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Non-controlled/non-affiliated investments	$74.3	$8.9	75.1	102.6
Derivatives	(6.8)	—	(5.4)	—
Foreign currency forward contracts	(29.5)	1.1	(14.6)	0.8
Foreign currency translations	(8.8)	14.2	26.8	4.6
Net unrealized gains (losses)	$29.2	$24.3	81.9	108.0

* Totals may not foot due to rounding.

For the three months ended September 30, 2024, we recognized gross unrealized gains on investments of $131.6 million and gross unrealized losses on investments of $57.3 million, resulting in a net change in unrealized gains of $74.3 million for the third fiscal quarter of 2024. The fair value of our debt investments as a percentage of principal remained fairly consistent between June 30, 2024 and September 30, 2024. However, our foreign investments saw unrealized gains due to the weakening of the U.S. dollar against the British Pound, Swiss Franc, Euro, Australian Dollar, and Korean Won.

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
For the nine months ended September 30, 2024, we recognized gross unrealized gains on investments of $190.2 million and gross unrealized losses on investments of $115.1 million, resulting in net change in unrealized gains of $75.1 million on investments year-to-date. The fair value of our debt investments as a percentage of principal increased from 98.0% as of December 31, 2023 to 99.9% as of September 30, 2024, driven by strong portfolio company fundamentals and increase in directly originated loans in the Company's portfolio.

For the nine months ended September 30, 2023, we recognized gross unrealized gains on investments of $122.2 million and gross unrealized losses on investments of $19.6 million, resulting in net change in unrealized gains of $102.6 million on investments year-to-date. The fair value of our debt investments as a percentage of principal increased from 96.3% as of December 31, 2022 to 97.9% as of September 30, 2023, driven by strong portfolio company fundamentals and performance of the syndicated loan market and changes in the economic outlook.

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

As of September 30, 2024, we had three asset based leverage facilities, four private placement/unsecured notes issuances, one CLO warehouse facility and one revolving credit facility outstanding. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%.

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

Debt

See Note 6 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of September 30, 2024:

	Payments Due by Period*
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$779	$—	$—	$779	$—
SPV Financing Facilities (2)	1,167	—	187	980	—
CLO Warehouse Facility (3)	380	—	380	—	—
Private Placement Bonds and Unsecured Notes	2,451	—	426	1,425	600
Total Debt Obligations	$4,777	$—	$993	$3,184	$600

* Totals may not foot due to rounding.

(1)
As of September 30, 2024, aggregate lender commitments under the Senior Secured Facility totaled $1,394.2 million of unused capacity.
(2)
As of September 30, 2024, aggregate lender commitments under the SPV Financing Facilities totaled $382.6 million of unused capacity.
(3)
As of September 30, 2024, aggregate lender commitments under the CLO Warehouse Facility totaled $295.2 million of unused capacity.

Net Assets

See Note 7 to the consolidated financial statements for information on the Company’s common shares and related capital activities.

Distributions

The following table summarizes our distributions declared and payable for the nine months ended September 30, 2024 (dollar amounts in thousands, except per share amounts):

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2024	January 23, 2024	February 28, 2024	$0.1622	$6,206	$0.1748	$74	$0.1800	$25,802
January 31, 2024	December 20, 2023	February 28, 2024	0.0200	765	0.0200	8	0.0200	2,867	(1)
February 29, 2024	February 26, 2024	March 27, 2024	0.1634	6,818	0.1751	82	0.1800	28,229
February 29, 2024	December 20, 2023	March 27, 2024	0.0200	835	0.0200	9	0.0200	3,137	(1)
March 29, 2024	March 21, 2024	April 26, 2024	0.1622	7,606	0.1748	90	0.1800	31,021
March 29, 2024	December 20, 2023	April 26, 2024	0.0200	938	0.0200	10	0.0200	3,447	(1)
April 30, 2024	April 23, 2024	May 29, 2024	0.1627	8,260	0.1749	100	0.1800	33,209
April 30, 2024	March 21, 2024	May 29, 2024	0.0200	1,015	0.0200	11	0.0200	3,690	(1)
May 31, 2024	May 22, 2024	June 27, 2024	0.1621	9,041	0.1747	90	0.1800	35,634
May 31, 2024	March 21, 2024	June 27, 2024	0.0200	1,116	0.0200	10	0.0200	3,959	(1)
June 28, 2024	June 21, 2024	July 29, 2024	0.1627	9,704	0.1749	94	0.1800	39,154
June 28, 2024	March 21, 2024	July 29, 2024	0.0200	1,193	0.0200	11	0.0200	4,349	(1)
July 31, 2024	July 22, 2024	August 27, 2024	0.1621	10,110	0.1747	103	0.1800	41,346
July 31, 2024	June 21, 2024	August 27, 2024	0.0200	1,247	0.0200	12	0.0200	4,594	(1)
August 30, 2024	August 21, 2024	September 26, 2024	0.1621	10,607	0.1747	142	0.1800	45,045
August 30, 2024	June 21, 2024	September 26, 2024	0.0200	1,309	0.0200	16	0.0200	5,005	(1)
September 30, 2024	August 21, 2024	October 29, 2024	0.1626	11,165	0.1749	148	0.1800	46,994
September 30, 2024	June 21, 2024	October 29, 2024	0.0200	1,373	0.0200	17	0.0200	5,222	(1)
			$1.6421	$89,308	$1.7535	$1,029	$1.8000	$362,703

* Totals may not foot due to rounding.

(1)
Represents a special distribution.

The following table presents distributions that were declared during the nine months ended September 30, 2023 (dollar amounts in thousands, except per share amounts):

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the nine months ended September 30, 2024 (dollar amounts in thousands, except per share amounts):

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.6421	$89,308	$1.7535	$1,029	$1.8000	$362,703
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—
	$1.6421	$89,308	$1.7535	$1,029	$1.8000	$362,703

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

The following table presents information with respect to the Company’s share repurchases during the nine months ended September 30, 2024 (dollar amounts in thousands, except per share amounts):

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 15, 2024	5,079,296	3.03%	$24.85	March 31, 2024	$126,101	3,293,303
June 13, 2024	1,612,752	0.75%	$24.90	June 30, 2024	40,110	9,120,695
September 13, 2024	2,731,316	0.99%	$24.94	September 30, 2024	68,083	11,073,199

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2024 and December 31, 2023, we had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate principal amount of $1,597.0 million and $789.9 million, respectively.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2024, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Critical Accounting Estimates

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates should be read in connection with our risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and “Item 1. Consolidated Financial Statements —Notes to Consolidated Financial Statements—Note 2. Significant Accounting Policies.” of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the three months ended September 30, 2024, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant:

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

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by our Board of Trustees based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board of Trustees to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 4 to our consolidated financial statements for the three and nine months ended September 30, 2024, for more information relating to our investment valuation.

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

As of September 30, 2024, 97% of our debt portfolio investments bore interest at variable rates, which generally are SOFR based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Our Senior Secured Facility and SPV Financing Facilities bear interest at SOFR rates with no interest rate floor. Our Unsecured Notes, which bear interest at fixed rates, are hedged by entering into fixed to floating interest rate swaps, in order to align the interest rates of our liabilities in our investment portfolio.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of September 30, 2024, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
(in millions)
Up 200 basis points	$125.6	$0.383
Up 150 basis points	94.2	0.287
Up 100 basis points	62.8	0.191
Up 50 basis points	31.3	0.096
Down 50 basis points	(31.3)	(0.095)
Down 100 basis points	(62.6)	(0.191)
Down 150 basis points	(93.9)	(0.286)
Down 200 basis points	(125.0)	(0.381)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

We are a relatively new company and have a limited operating history.

We are a diversified, closed-end management investment company that has elected to be regulated as a BDC with a limited operating history. As a result, prospective investors have a limited track record or history on which to base their investment decision. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and the value of a shareholder’s investment could decline substantially or become worthless. Further, the Adviser has not previously offered a non-traded business development company. While we believe that the past professional experiences of the Adviser’s investment team, including investment and financial experience of the Adviser’s senior management, will increase the likelihood that the Adviser will be able to manage the Company successfully, there can be no assurance that this will be the case.

As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, our Board of Trustees. There is not a public market for the securities of the privately-held companies in which we invest. Many of our investments are not publicly-traded or actively traded on a secondary market. As a result, we value these securities quarterly at fair value as determined in good faith as required by the 1940 Act. In connection with striking a NAV as of the last day of a month that is not also the last day of a calendar quarter, the Company will consider whether there has been a material change to such investments as to affect their fair value, but such analysis may be more limited than the quarter end process.

As part of our valuation process, we will take into account relevant factors in determining the fair value of the Company’s investments without market quotations, many of which are loans, including and in combination, as relevant: (i) the estimated enterprise value of a portfolio company, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, (v) a comparison of the portfolio company’s securities to any similar publicly traded securities, and (vi) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. Our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our NAV on a given date to materially differ from the value that we may ultimately realize upon the sale of one or more of our investments. We typically utilize independent third-party valuation firms to assist us in determining the fair value of investments for which market quotations are not readily available or deemed to be unreliable. Such investments are generally categorized as Level 3, consistent with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the Financial Accounting Standards Board. The independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations. Auditors have identified the valuation of Level 3 investments as a critical audit matter for BDCs generally. Given our exposure to investments categorized as Level 3, our independent accounting firm identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select valuation techniques and to use significant unobservable inputs to estimate the fair value. The review of Level 3 fair valuations requires a high degree of auditor judgment and extensive effort to audit management’s determination of fair value of Level 3 investments, including the need to involve fair value specialists possessing relevant valuation experience to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs used in the valuation of certain investments. The identification of the critical audit matter did not alter in any way our auditor’s opinion on our financial statements.

We are a diversified investment company within the meaning of the 1940 Act, and therefore we are limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a diversified investment company within the meaning of the 1940 Act, which means that we are limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the 1940 Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a diversified investment company, we are subject to this requirement. We will also be subject to the diversification requirements applicable to RICs under Subchapter M of the Code.

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

If we create a CLO, we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our qualification as a RIC, which would have a material adverse effect on an investment in the shares. Please see “Risk Factors–Federal Income Tax Risk–We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements” for more information on the material adverse effects that could result if we lost our qualification as a RIC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Refer to our Current Reports on Form 8-K filed with SEC on July 22, 2024, August 21, 2024 and September 20, 2024 for information about unregistered sales of our equity securities during the quarter.

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

The following table presents information with respect to the Company’s share repurchases during the nine months ended September 30, 2024 (dollar amounts in thousands, except per share amounts):

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 15, 2024	5,079,296	3.03%	$24.85	March 31, 2024	$126,101	3,293,303
June 13, 2024	1,612,752	0.75%	$24.90	June 30, 2024	40,110	9,120,695
September 13, 2024	2,731,316	0.99%	$24.94	September 30, 2024	68,083	11,073,199

(1) Percentage is based on total shares as of the close of the previous calendar quarter

(2) All repurchase requests were satisfied in full

(3) Amounts shown net of Early Repurchase Deduction

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Second Amended and Restated Senior Secured Facility

On October 17, 2024, the Company amended and extended the Senior Secured Facility (the “Second Amended and Restated Senior Secured Facility”). Lender commitments under the Second Amended and Restated Senior Secured Facility increased from $2.185 billion to $2.740 billion and the Second Amended and Restated Senior Secured Facility's “accordion” feature that allows the Company to increase the size of the Facility increased from $3.2775 billion to $4.110 billion.

The final maturity date under the Second Amended and Restated Senior Secured Facility was extended by over one year from October 12, 2028 to October 17, 2029. The covenants and representations and warranties the Company is required to comply with were also modified (including, among other things, that the minimum shareholders’ equity test was reset), but the remaining terms and conditions of the Senior Secured Facility remain substantially the same. The Second Amended and Restated Senior Secured Facility continues to include usual and customary events of default for senior secured revolving credit facilities of this type.

Borrowings under the Second Amended and Restated Senior Secured Facility (and the incurrence of certain other permitted debt) continue to be subject to compliance with a Borrowing Base that applies different advance rates to different types of assets in the Company’s portfolio. The advance rate applicable to any specific type of asset in the Company’s portfolio depends on the relevant asset coverage ratio as of the date of determination. Borrowings under the Second Amended and Restated Senior Secured Facility continue to be subject to the leverage restrictions contained in the 1940 Act.

Amended and Restated Distribution Reinvestment Plan

On November 7, 2024, the Board adopted the amended and restated distribution reinvestment plan of the Company (the “Amended and Restated Distribution Reinvestment Plan”). The Amended and Restated Distribution Reinvestment Plan amends the Company's previously effective distribution reinvestment plan to update the list of states that do not permit automatic enrollment in the distribution reinvestment plan.

Item 6. Exhibits

Exhibit Number	Description of Exhibits
3.1	Fourth Amended and Restated Declaration of Trust of the Registrant. (1)
3.2	Third Amended and Restated Bylaws of the Registrant (1)
4.1

Registration Rights Agreement, dated as of September 19, 2024, relating to the Notes, by and among the Company and BofA Securities, Inc., BNP Paribas Securities Corp., and SMBC Nikko Securities America, Inc., as the representatives of the Initial Purchasers. (2)

4.2	Amended and Restated Distribution Reinvestment Plan, dated November 7, 2024.*
10.1

Fifth Amendment to Credit Agreement, dated August 15, 2024, Merlin Funding LLC, as borrower, the Company, in its capacities as subordinated lender and warehouse collateral manager, and Morgan Stanley Senior Funding, Inc., as Administrative Agent. (3)

10.2

Fourth Amendment to the Mallard Funding Secured Credit Facility, dated as of September 19, 2024, by and between Mallard Funding LLC, a subsidiary of the Company, with Morgan Stanley Senior Funding, Inc., as administrative agent and The Bank of New York Mellon Trust Company, National Association, as collateral agent, collateral custodian and account bank. (4)

10.3

Purchase and Placement Agency Agreement, dated as of October 9, 2024, by and among ADS CLO 1 LLC, as issuer, Morgan Stanley & Co. LLC, as initial purchaser and placement agent and Apollo Global Securities Inc., as co-placement agent (5)

10.4	Indenture, dated as of October 9, 2024, by and between ADS CLO 1 LLC, as issuer and Deutsche Bank National Trust Company, as trustee (6)
10.5	Collateral Management Agreement, dated as of October 9, 2024, by and between ADS CLO 1 LLC, as issuer, and Apollo Debt Solutions BDC, as collateral manager (7)
10.6	Master Loan Sale Agreement, dated as of October 9, 2024, by and among Apollo Debt Solutions BDC, as transferor, ADS CLO 1 Depositor LLC, as retention holder and ADS CLO 1 LLC, as issuer (8)
10.7

Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of October 17, 2024, by and among Apollo Debt Solutions BDC, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (9)

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

_________________________________

(1)
Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 814-01424), filed on March 14, 2024.
(2)
Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on September 19, 2024.
(3)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on August 19, 2024.
(4)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on September 24, 2024.
(5)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on October 11, 2024.
(6)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on October 11, 2024.
(7)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on October 11, 2024.
(8)
Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on October 11, 2024.
(9)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on October 21, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Earl Hunt Earl Hunt	Chairperson, Chief Executive Officer and Trustee	November 8, 2024

/s/ Eric Rosenberg Eric Rosenberg	Chief Financial Officer	November 8, 2024