Form 10-K/A
period 2023-12-31
Apollo Debt Solutions BDC
filed 2024-12-05
CIK 1837532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

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

EXPLANATORY NOTE
Apollo Debt Solutions BDC (the “Company”, “we”, “us” or “our”) is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form
10-K
for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2024 (the “Form
10-K”).
The Company inadvertently omitted certain information from the certifications of its chief executive officer and its chief financial officer that were included with the Form
10-K.
The Company is filing this Amendment solely to include the revised certifications of the Company’s chief executive officer and chief financial officer.
Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Form
10-K.
Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Form
10-K.
This Amendment should be read in conjunction with the Form
10-K
and with our filings
with
the SEC subsequent to the Form
10-K.

PART IV
Item 15. Exhibits, Financial Statement Schedules
The following exhibits are filed as part of this Amendment.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted to Section 302 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 5, 2024.

APOLLO DEBT SOLUTIONS BDC

By:	/s/ Earl Hunt
Name:	Earl Hunt
Title:	Chairperson, Chief Executive Officer and Trustee
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated on December 5, 2024.

Signature	Title	Date
/s/ Earl Hunt	Chairperson, Chief Executive Officer and Trustee	December 5, 2024
Earl Hunt

/s/ Eric Rosenberg	Chief Financial Officer	December 5, 2024
Eric Rosenberg

/s/ Kristin Hester	Chief Legal Officer and Secretary	December 5, 2024
Kristin Hester

/s/ Meredith Coffey	Trustee	December 5, 2024
Meredith Coffey

/s/ Christine Gallagher	Trustee	December 5, 2024
Christine Gallagher

/s/ Michael Porter	Trustee	December 5, 2024
Michael Porter

/s/ Carl J. Rickertsen	Trustee	December 5, 2024
Carl J. Rickertsen