Form 10-Q/A
period 2024-03-31
Apollo Debt Solutions BDC
filed 2024-12-05
CIK 1837532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ___________
Commission File Number:
814-01424

APOLLO DEBT SOLUTIONS BDC
(Exact name of Registrant as specified in its charter)

Delaware	86-1950548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 West 57 Street New York, New York	10019
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212)
515-3450
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None	None	None

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with an
y
new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☐ No ☒
The number of shares of the Registrant’s common shares of beneficial interest (“Common Shares”), $0.01 par value per share, outstanding as of May 13, 2024 was 50,769,429 Class S common shares, 569,408 Class D common shares and 184,493,323 Class I common shares. Common shares outstanding exclude May 1, 2024 subscriptions since the issuance price is not yet finalized at this time.

EXPLANATORY NOTE
Apollo Debt Solutions BDC (the “Company”, “we”, “us” or “our”) is filing this Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form
10-Q
for the quarter ended March 31, 2024, which was filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2024 (the “Form
10-Q”).
The Company inadvertently omitted certain information from the certifications of its chief executive officer and its chief financial officer that were included with the Form
10-Q.
The Company is filing this Amendment solely to include the revised certifications of the Company’s chief executive officer and chief financial officer.
Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Form
10-Q.
Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Form
10-Q.
This Amendment should be read in conjunction with the Form
10-Q
and with our filings with the SEC subsequent to the Form
10-Q.

PART II – OTHER INFORMATION
Item 6. Exhibits
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

Signature	Title	Date

/s/ Earl Hunt Earl Hunt	Chairperson, Chief Executive Officer and Trustee	December 5, 2024

/s/ Eric Rosenberg Eric Rosenberg	Chief Financial Officer	December 5, 2024