Form 10-Q/A
period 2024-06-30
Apollo Debt Solutions BDC
filed 2024-12-05
CIK 1837532

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
If an emerging growth company, indicate by check mark if the registrant has elected not to us
e
the extended transition peri
o
d for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☐ No ☒
The number of shares of the Registrant’s common shares of beneficial interest (“Common Shares”), $0.01 par value per share, outstanding as of August 8, 2024 was 62,387,273 Class S common shares, 595,070 Class D common shares and 229,666,543 Class I common shares. Common shares outstanding exclude August 1, 2024 subscriptions since the issuance price is not yet finalized at this time.

EXPLANATORY NOTE
Apollo Debt Solutions BDC (the “Company”, “we”, “us” or “our”) is filing this Amendment
No
. 1 (the “Amendment”) to our Quarterly Report on Form
10-Q
for the quarter ended June 30, 2024, which was filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2024 (the “Form
10-Q”).
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