Form 10-K
period 2024-12-31
Apollo Debt Solutions BDC
filed 2025-03-13
CIK 1837532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐

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

As of December 31, 2024, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).

The number of shares of the Registrant’s Common Shares, $0.01 par value per share, outstanding as of March 13, 2025 was 89,985,624 Class S Common Shares, 1,046,901 Class D Common Shares and 346,188,895 Class I Common Shares. Common Shares outstanding exclude March 1, 2024 subscriptions since the issuance price is not yet finalized at this time.

Documents Incorporated By Reference

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 19, 2025 are incorporated by reference in Part III of this Form 10-K.

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
•
We are exposed to risks associated with changes in interest rates.
•
Inflation and supply chain risks have had and may continue to have an adverse impact on our business, results of operations and financial condition of our portfolio companies.
•
The ongoing armed conflicts as a result of the Russian invasion of Ukraine and the conflict in the Middle East may have a material adverse impact on us and our portfolio companies.
•
The current state of the economy and volatility in the global financial markets could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business and Structure

•
Our Board of Trustees (the "Board") may in certain circumstances change our operating policies and strategies or amend our Declaration of Trust without prior notice or shareholder approval.
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

Risks Related to the Adviser and Its Affiliates; Conflicts of Interest

•
Apollo Credit Management, LLC (the "Adviser") and its affiliates, including our officers and some of our Trustees, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.
•
We may be obligated to pay the Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.
•
The Adviser relies on key personnel, the loss of any of whom could impair its ability to successfully manage us.

Risks Related to Business Development Companies

•
The requirement that we invest a sufficient portion of our assets in Qualifying Assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in Qualifying Assets could result in our failure to maintain our status as a business development company ("BDC").
•
Regulations governing our operation as a BDC and regulated investment company ("RIC") will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes.

Risks Related to Debt Financing

•
When we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.
•
Provisions in a credit facility may limit our investment discretion.

Federal Income Tax Risks

•
We will be subject to corporate-level income tax if we are unable to maintain RIC tax treatment under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”) or satisfy RIC distribution requirements.
•
Our portfolio investments may present special tax issues.
•
Legislative or regulatory tax changes could adversely affect investors.

Risks Related to an Investment in the Shares

•
Investing in our shares involves a high degree of risk and is highly speculative.
•
The net asset value ("NAV") of our shares may fluctuate significantly.
•
Shareholders may experience dilution.

PART I

Item 1. Business

Apollo Debt Solutions BDC (the “Company,” “we”, “us”, or “our”) is a Delaware statutory trust formed on December 4, 2020. The Company was formed primarily to invest in private credit opportunities in directly originated assets, including loans and other debt securities, made to or issued by large private U.S. borrowers, with a strong emphasis on senior secured lending. The Company is a diversified, closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is externally managed by Apollo Credit Management, LLC. The Adviser is an affiliate of Apollo Global Management, Inc. and its consolidated subsidiaries (“AGM”, or “Apollo”). The Company has elected to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a RIC as defined under Subchapter M of the Code.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. The Company invests primarily in private credit opportunities in directly originated assets, including loans and other debt securities, made to or issued by large private U.S. borrowers, which we generally define as companies with more than $75 million in earnings before interest, taxes, depreciation and amortization ("EBITDA"), as may be adjusted for market disruptions, mergers and acquisitions-related charges and synergies, and other items. While most of our investments will be in private U.S. companies (subject to compliance with BDC regulatory requirement to invest at least 70% of its assets in private U.S. companies), we also expect to invest from time to time in European and other non-U.S. companies. Our portfolio may also include equity interests such as common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. Under normal circumstances, we will invest directly or indirectly at least 80% of our total assets (net assets plus borrowings for investment purposes) in debt instruments of varying maturities. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Apollo funds. From time to time, we may co-invest with other Apollo funds.

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

We are currently offering on a continuous basis up to $10.0 billion of Common Shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission. The Company expects to offer to sell any combination of three classes of Common Shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The per share purchase price for Common Shares in the primary offering was $25.00 per share. Thereafter, the purchase price per share for each class of Common Shares will equal the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. Apollo Global Securities, LLC (the “Intermediary Manager”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the offering.

The Adviser and the Administrator

The Company’s investment activities are managed by Apollo Credit Management, LLC, an investment adviser registered with the SEC under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Pursuant to the advisory agreement between us and the Adviser, as amended (the "Advisory Agreement"), the Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.

Apollo Credit Management, LLC, as our Administrator (the "Administrator"), pursuant to the administration agreement between us and the Administrator, as amended (the "Administration Agreement"), provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of our Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services.

The Adviser is an affiliate of Apollo and is led by substantially the same investment personnel as Apollo. As such, our Adviser has access to the broader resources of Apollo, subject to Apollo’s policies and procedures regarding the management of conflicts of interest.

Founded in 1990, Apollo is a high-growth, global alternative asset manager and retirement services provider. Its asset management businesses focuses on three investing strategies: credit, equity and real assets. Through its asset management business, Apollo raises, invests and manages funds, accounts and other vehicles, on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds and insurance companies, as well as other institutional and individual investors. Apollo’s retirement services business is conducted by Athene, a leading financial services company that specializes in issuing, reinsuring and acquiring retirement savings products for the increasing number of individuals and institutions seeking to fund retirement needs. As of December 31, 2024, Apollo had total assets under management (“AUM”) of $751 billion and a team of 3,125 employees, including 1,983 employees of Athene.

Apollo manages the leading alternative credit business with $616 billion in credit AUM and more than 519 investment professionals across an array of corporate, asset-backed and insurance-related investment strategies. The Company benefits from its affiliation with Apollo as a scaled direct lending platform with over $251 billion of dedicated direct lending AUM. Apollo’s corporate credit business dates back over twenty years, with a heritage as one of the largest managers of syndicated loans. Over the course of decades, Apollo has built incumbency with thousands of the leveraged loan issuers, many of which are backed by the largest blue-chip private equity sponsors. Today, Apollo has established over 4,000 lending relationships. Incumbency and scale enable Apollo to source and deliver attractive lending opportunities for its investor clients. In 2024, Apollo and its affiliates originated $51 billion in direct lending transactions.

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

While cyclical dynamics have accelerated growth in the opportunity, we believe the trend toward private lending solutions is a long-term trend, particularly among larger private corporate borrowers. Scaled direct lenders who are able to originate with speed and speak for size are able to act as solution providers to borrowers by addressing the challenges that have come to be associated with accessing the traditional avenues of public markets or bank lending. As the private debt market has grown in size and sophistication, firms such as Apollo have been able to bring these benefits to larger borrowers who traditionally would have had limited options away from syndicated bank loan markets. In exchange for providing these benefits, direct lending solutions are often able to command a yield premium over other sources of capital while taking top-of-the-capital structure, senior secured risk with significant subordination. Given its long tenure as an institution, its expertise in credit investing broadly and incumbency with hundreds of sponsors or thousands of issuers, we believe that Apollo is well positioned to capitalize on this opportunity.

Significant Addressable Market Size. The global leveraged finance market is over $5 trillion in size as of late 2024. Private credit has become an increasingly significant part with estimates of its size generally in excess of $1.5 trillion. Historically there was a hard distinction between private and public credit markets, with the former largely synonymous with middle market lending. More recently, there has been a shift, with private lending becoming an increasingly favorable option versus public markets. Going forward, we believe the next phase of growth in private credit could be even more significant given the ongoing “privatization” of activities historically centered in the public markets. We believe this emerging private lending opportunity will be primarily associated with lending to larger private corporate borrowers who will increasingly rely on scaled direct lending platforms that are able to transact at the scale required to meet their needs. At its current size, the Company represents less than 1% of the aggregate global levered finance market, implying significant room for further expansion.

Burgeoning “Large Cap” Lending Opportunity. Apollo believes there is a dearth of available alternative financing solutions for large corporate issuers outside of the broadly syndicated and high yield markets, despite a growing demand for flexible solutions. Large companies historically utilized banks to tap the public high yield and leveraged loan markets in order to meet their financing needs. Historically, banks typically held these bonds and loans on their own balance sheets, but over the last 15 years moved to an originate-to-distribute model because of increased regulatory burdens and capital charges. Today, banks generally arrange the financing for a company for a fee and syndicate the debt out to institutional investors. This mechanism for raising capital became increasingly stressed over the past few years as unstable market conditions and the uncertain economic backdrop caused investors and arranging banks to retrench from the market. Primary public debt markets for sub-investment grade companies are sensitive to market conditions and bank appetite to provide funding to many large issuers falters in volatile markets, like we experienced during COVID-19 and across 2022. For example, in 2022, volatile market conditions led to sharp year-over-year declines in both leveraged loan and high yield primary issuance, leaving the private market as the only viable financing option for a swath of large borrowers. More recently, for much of 2024, the public leveraged loan markets were largely closed for new sponsor buyout activity. Apollo believes these dynamics will enable the Company to secure favorable pricing and more rigorous structural protections, driving value for the benefit of the Company. Apollo believes that this opportunity is only accessible to scaled alternative asset managers with significant relationships and cycle-tested investing expertise, and that the Company is therefore well-positioned to capitalize on the growing opportunity set.

Proprietary Sourcing Engine Drives Direct Origination. Across its global platform, Apollo has found that deal flow is often driven by relationships, and that having a strong reputation and an established network can ultimately lead to exclusive investment opportunities. Apollo’s corporate credit business maintains coverage of over 3,000 companies worldwide. As a result, members of the corporate credit team are in frequent dialogue with management teams and intermediaries, enabling visibility into a given company’s financing needs as well as opportunities to organically grow existing lending relationships. The size and scale of our liquid credit businesses have become increasingly important given the trend from public to private lending, particularly among larger corporate borrowers. Apollo believes that its ability to leverage its incumbency to source deals directly with large corporate borrowers creates a meaningful barrier to entry. We further augment these efforts with a dedicated sponsor coverage effort, that includes approximately three dozen professionals focused on origination and sourcing direct lending transactions. As of September 30, 2024, Apollo funds loaned approximately $70 billion to portfolio companies of Apollo’s top 58 sponsors. Importantly, Apollo’s credit business is one of the largest lending counterparties to Wall Street, with trading volume across credit products well in excess of $100 billion from 2021 to 2024. This level of trading volume often results in Apollo being provided with an early or first look from the dealer community, which Apollo believes will put the Company in a position to access challenged syndications at attractive terms during periods of volatility. Through these various touchpoints, Apollo has established a combination of robust networks and proprietary relationships that it believes will enable the Company to source highly attractive opportunities, often on a proprietary basis.

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

The Board of Trustees

Overall responsibility for the Company’s oversight rests with the Board. We have entered into the Advisory Agreement with the Adviser, pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, the Company’s bylaws and applicable provisions of state and other laws. The Adviser will keep the Board well informed as to the Adviser’s activities on our behalf and our investment operations and provide the Board information with additional information as the Board may, from time to time, request. The Board is currently composed of five members, four of whom are Trustees who are not “interested persons” of the Company or the Adviser as defined in the 1940 Act.

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

Institutionalized Monitoring and Risk Management Capabilities. Across its platform, Apollo employs a disciplined and rigorous approach to ongoing monitoring. Because Apollo is expected to be the sole or largest lender to a borrower, the Company expects to benefit from having driven the diligence process and structuring of covenants and loan documents. Direct lenders generally benefit from increased transparency, communication and coordination with borrowers. Apollo will seek to maintain active dialogue with the management team and/or sponsor throughout the life of the investment, reviewing financial information and other data in depth. Should such a deteriorating situation arise, the investment would be put on a watchlist and would undergo enhanced monitoring and an independent review. If the situation were to progress to a full workout, Apollo has an in-house distressed credit team that can assist in seeking to stabilize the situation. The Company will manage the risks associated with Company investments through portfolio construction, continued monitoring and evaluation. Apollo has devoted significant resources in the development of a sophisticated, integrated infrastructure designed to support the investment and risk management process. This includes proprietary systems for the monitoring, accounting and compliance aspects of the Apollo’s portfolios, along with trading, clearing and settlement of assets.

Valuation Process. Each quarter, we will value investments in our portfolio, and such values will be disclosed each quarter in reports filed with the SEC. The Board has designated the Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. The Adviser, as "valuation designee", is responsible for determining the fair value of our portfolio investments, subject to the oversight of the Board. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, the Adviser typically utilizes independent third party valuation firms to assist us in determining fair value of such investments in good faith, based on procedures adopted by and subject to the oversight of the Board. As of December 31, 2024, independent third party valuation firms performed their procedures over most of our investments for which market quotations are not readily available.

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

Allocation of Investment Opportunities and Potential Conflicts of Interest

General

Apollo, including the Adviser, provides investment management services to other BDCs, registered investment companies, investment funds, client accounts and proprietary accounts that Apollo may establish.

The Adviser and its affiliates will share any investment and sale opportunities with its other clients and the Company in accordance with the Advisers Act and firm-wide allocation policies, which generally provide for sharing pro rata based on targeted acquisition size or targeted sale size. Subject to the Advisers Act and as further set forth in this Annual Report on Form 10-K (the “Annual Report”), certain other clients may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such other clients’ respective governing agreements. See "Item 1A. Risk Factors—Risks Related to the Adviser and Its Affiliates - Conflicts of Interest."

In addition, as a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely in certain circumstances limit the Company’s ability to make investments or enter into other transactions alongside other clients.

Co-Investment Relief

An affiliate of the Adviser has received an exemptive order from the U.S. Securities and Exchange Commission (the “SEC”) on January 14, 2025 (the “Order”), that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Board may establish objective criteria (“Board Criteria”) clearly defining co-investment opportunities in which the Company will have the opportunity to participate with one or more Apollo-managed BDCs, including us (the “Apollo BDCs”), certain Apollo-managed registered investment companies (the "Apollo RICs" and, together with the Apollo BDCs, the "Apollo Regulated Funds") and other public or private Apollo funds that target similar assets. If an investment falls within the Board Criteria, Apollo must offer an opportunity for the Apollo Regulated Funds to participate. The Apollo Regulated Funds may determine to participate or not to participate, depending on whether Apollo determines that the investment is appropriate for the Apollo Regulated Funds (e.g., based on investment strategy). The co-investment would generally be allocated to us, any other Apollo Regulated Funds and the other Apollo funds that target similar assets pro rata based on available capital in the applicable asset class. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.

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

Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than Qualifying Assets (as defined herein), unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the company’s total assets. The principal categories of Qualifying Assets relevant to our business are any of the following:

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

We have established one or more credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over Secured Overnight Financing Rate ("SOFR") or an alternative reference rate. We cannot assure shareholders that we will be able to enter into a credit facility. Shareholders will indirectly bear the costs associated with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

We may enter into a total return swap (“TRS”) agreement. A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements. The Company would typically have to post collateral to cover this potential obligation. To the extent the Company complies with the applicable requirements of Rule 18f-4 of the 1940 Act, the leverage incurred through TRS will not be considered a borrowing for purposes of the Company’s overall leverage limitation.

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

Other. We will be periodically examined by the SEC for compliance with the 1940 Act, and be subject to the periodic reporting and related requirements of the U.S. Securities Exchange Act of 1934, as amended (the “1934 Act”).

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

Our primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying the Adviser and the Administrator), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our shares. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" for more information.

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

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK (as defined herein) interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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

Administration Agreement

Under the terms of the Administration Agreement, the Administrator will provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of our Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. We will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Apollo or any of its affiliates, subject to the limitations described in Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party. The Administrator hired a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.

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

Certain Terms of the Advisory Agreement and Administration Agreement

Each of the Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated as described below, each of the Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent Trustees. We may terminate the Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate either agreement may be made by a majority of the Board or the shareholders holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, the Adviser may terminate the Advisory Agreement upon 120 days’ written notice and the Administrator may terminate the Administration Agreement upon 60 days’ written notice. The Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment.

The Adviser and the Administrator shall not be liable for any error of judgment or mistake of law or for any act or omission or any loss suffered by the Company in connection with the matters to which the Advisory Agreement and Administration Agreement, respectively, relate, provided that the Adviser and the Administrator shall not be protected against any liability to the Company or its shareholders to which the Adviser or Administrator would otherwise be subject by reason of: (i) willful misfeasance, bad faith, negligence; (ii) on its part in the performance of its duties the reckless disregard of its duties and obligations; or (iii) the Adviser's violation of the fiduciary duty owed by the Adviser or Administrator to the Company and its shareholders (“disabling conduct”). Each of the Advisory Agreement and the Administration Agreement provide that, absent disabling conduct, each of our Adviser and our Administrator, as applicable, and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it (collectively, the “Indemnified Parties”) will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Adviser’s services under the Advisory Agreement and our Administrator’s services under the Administration Agreement or otherwise as adviser or administrator for us. The Adviser and the Administrator shall not be liable under their respective agreements with us or otherwise for any loss due to the mistake, action, inaction, negligence, dishonesty, fraud or bad faith of any broker or other agent; provided, that such broker or other agent shall have been selected, engaged or retained and monitored by the Adviser or the Administrator in good faith, unless such action or inaction was made by reason of disabling conduct, or in the case of a criminal action or proceeding, where the Adviser or Administrator had reasonable cause to believe its conduct was unlawful. In addition, we will not provide for indemnification of an Indemnified Party for any liability or loss suffered by such Indemnified Party, nor will we provide that an Indemnified Party be held harmless for any loss or liability suffered by us, unless:

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

Our Board's discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short term capital gains and determined without regard to the deduction for dividends paid).

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

Distribution and Servicing Plan

The Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). On November 7, 2024, the Board approved the continuation of the Distribution and Servicing Plan. The following table shows the shareholder servicing and/or distribution fees the Company will pay the Intermediary Manager with respect to the Class S shares, Class D shares and Class I shares on an annualized basis as a percentage of the Company’s NAV for such class. The shareholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

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

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S shares or Class D shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and providing these services, the Intermediary Manager will waive the shareholder servicing fee and/or distribution that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

Dividend Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board on behalf of our shareholders who do not elect to receive their dividends in cash as provided below. On November 7, 2024, the Board adopted the amended and restated distribution reinvestment plan of the Company (the “Amended and Restated Distribution Reinvestment Plan”). The Amended and Restated Distribution Reinvestment Plan amends the Company's previously effective distribution reinvestment plan to update the list of states that do not permit automatic enrollment in the distribution reinvestment plan. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

No action is required on the part of a registered shareholder to have his, her or its cash dividend or other distribution reinvested in our shares, except shareholders in certain states. Shareholders can elect to “opt out” of the Company’s distribution reinvestment plan in their subscription agreements (other than Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Texas, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan and must affirmatively opt in to participate in the plan). Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Texas, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares.

If any shareholder initially elects not to participate, they may later become a participant by subsequently completing and executing an enrollment form or any distribution authorization form as may be available from the Company or SS&C GIDS, Inc. (the “Plan Administrator”). Participation in the distribution reinvestment plan will begin immediately after acceptance of a participant’s subscription, enrollment or authorization. Shares will be purchased under the distribution reinvestment plan as of the first calendar day of the month following the record date of the distribution.

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

Valuation Procedures

The Board has designated the Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. The Adviser, as "valuation designee," is responsible for determining the fair value of our portfolio investments, subject to the oversight of the Board.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the year ended December 31, 2024, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant:

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

Determination of fair values involves subjective judgments and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

Our Board reviews the accuracy of the valuations of our portfolio investments quarterly and, no less frequently than annually, the adequacy of our policies and procedures regarding valuations and the effectiveness of their implementation.

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

Proxy Policies

The Adviser’s policies and procedures are reasonably designed to ensure that the Adviser votes proxies in the best interest of the Company and addresses how it will resolve any conflict of interest that may arise when voting proxies and, in so doing, to maximize the value of the investments made by the Company, taking into consideration the Company’s investment horizons and other relevant factors. It will review on a case-by-case basis each proposal submitted for a shareholder vote to determine its impact on the portfolio securities held by its clients. Although the Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exist compelling long-term reasons to do so.

Decisions on how to vote a proxy generally are made by the Adviser. The Investment Committee (as defined herein) and the members of the Investment Team covering the applicable security often have the most intimate knowledge of both a company’s operations and the potential impact of a proxy vote’s outcome. Decisions are based on a number of factors which may vary depending on a proxy’s subject matter, but are guided by the general policies described in the proxy policy. In addition, the Adviser may determine not to vote a proxy after consideration of the vote’s expected benefit to clients and the cost of voting the proxy. To ensure that its vote is not the product of a conflict of interest, the Adviser will require the members of the Investment Committee to disclose any personal conflicts of interest they may have with respect to overseeing the Company’s investment in a particular company.

Proxy Voting Records

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 9 West 57th Street, New York, NY 10019.

Reporting Obligations and Available Information

Shareholders may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at www.sec.gov. Our website is https://gwms.apollo.com/debtsolutionsbdc. We make available free of charge on our website this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information contained on our website to be part of this Annual Report on Form 10-K.

Material U.S. Federal Income Tax Considerations

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

Item 1A. Risk Factors

Investing in the Company involves a number of significant risks relating to the current environment, our business and structure, our investments, and an investment in our Common Shares. As a result, there can be no assurance that we will achieve our investment objective. You should carefully consider the risks described below, together with all of the other information included in this report, before you decide whether to invest in the Company. The risks set forth below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results.

Risks Related to the Current Environment

Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including economic and political events in or affecting the world’s major economies, such as the ongoing war between Russia and Ukraine and conflicts in the Middle East. Sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine and the tensions between China and Taiwan have caused additional financial market volatility and affected the global economy. Concerns over future increases in inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market uncertainty and volatility have also been magnified as a result of the 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, including with respect to treaties and tariffs.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. Such conditions could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. Although generally decelerating, inflation remains above the U.S. Federal Reserve’s target levels. Despite multiple federal fund rate decreases over the course of 2024, interest rates have remained elevated, with the U.S. Federal Reserve indicating in early 2025 an expectation of slower rate decreases moving forward. The debt capital that will be available to us in the future, if at all, may be at a higher cost, including as a result of the current interest rate environment, and on less favorable terms and conditions than what we have historically experienced. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

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

The result of these incidents could include disrupted operations, misstated or unreliable financial data, disrupted market price of our Common Shares, misappropriation of assets, liability for stolen assets or information, increased cybersecurity protection and insurance costs, regulatory enforcement, litigation and damage to our investor relationships. These risks require continuous and likely increasing attention and other resources from us, Apollo and third-party service providers to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address them and provide periodic training for the Adviser's employees to assist them in detecting phishing, malware and other schemes. Such attention diverts time and other resources from other activities and there is no assurance that such efforts will be effective. Additionally, the cost of maintaining such systems and processes, procedures and internal controls may increase from its current level.

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

We are exposed to risks associated with changes in interest rates.

We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our Common Shares and our rate of return on invested capital. On one hand, a reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income, which also could be negatively impacted by our borrowers making prepayments on their loans. On the other hand, an increase in interest rates could increase the interest repayment obligations of our borrowers and result in challenges to their financial performance and ability to repay their obligations, adversely affecting the credit quality of our investments. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs.

An increase in interest rates could also decrease the value of any investments we hold that earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Moreover, an increase in interest rates available to investors could make investment in our Common Shares less attractive if we are not able to increase our dividend rate, which could reduce the value of our Common Shares. Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. In the past, we have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

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

Inflation and supply chain risks have had and may continue to have an adverse impact on our business, results of operations and financial condition of our portfolio companies.

Globally, inflation and rapid fluctuations in inflation rates have in the past had negative effects on economies and financial markets, particularly in emerging economies, and may do so in the future. Wages and prices of inputs increase during periods of inflation which can negatively impact returns on our investments. In an attempt to stabilize inflation, governments may impose wage and price controls, or otherwise intervene in the economy. Governmental efforts to curb inflation often have negative effects on levels of economic activity.

Economic and trade sanctions could make it more difficult or costly for us to conduct our operations or achieve our business objectives.

Economic and trade sanctions laws in the United States and other jurisdictions may prohibit us from transacting with or in certain countries and with certain individuals, companies and industry sectors. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), administers and enforces laws, Executive Orders and regulations establishing U.S. sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. In addition, certain sanctions programs prohibit dealing with individuals or entities in certain countries, or certain securities and certain industry sectors regardless of whether relevant individuals or entities appear on the lists maintained by OFAC, which may make it more difficult for us to comply with applicable sanctions. These types of sanctions may significantly restrict or limit our investment activities in certain countries (in particular, certain emerging market countries). We may from time to time be subject to trade sanctions laws and regulations of other jurisdictions, which may be inconsistent with or even seek to prohibit compliance with certain sanctions programs administered by OFAC. The legal uncertainties arising from those conflicts may make it more difficult or costly for us to navigate investment activities that are subject to sanctions administered by OFAC or the laws and regulations of other jurisdictions. Some jurisdictions where the Company or its portfolio companies do business from time to time have adopted measures prohibiting compliance with certain U.S. sanctions programs, which may make compliance with all applicable sanctions impossible.

At the same time, the Company may be obligated to comply with certain anti-boycott laws and regulations that prevent us from engaging in certain discriminatory practices that may be allowed or required in certain jurisdictions. the Company’s refusal to discriminate in this manner could make it more difficult for us to pursue certain investments and engage in certain business activities, and any compliance with such practices could subject us to fines, penalties, and adverse legal and reputational consequences.

The ongoing armed conflicts as a result of the Russian invasion of Ukraine and the conflict in the Middle East may have a material adverse impact on us and our portfolio companies.

The Russian invasion of Ukraine and the conflict in the Middle East have led, are currently leading, and for an unknown period of time may continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby and could have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and therefore could adversely affect the performance of the Company’s investments. Furthermore, the aforementioned conflicts and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments or operations, and the ability of the Company to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in such conflict zones, they may have adverse consequences related to the ongoing conflict.

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

The U.S. and global capital markets experienced extreme volatility and disruption in recent years, leading to periods of recessionary conditions and depressed levels of consumer and commercial spending. For instance, monetary policies of the Federal Reserve and political uncertainty resulting from recent events, including changes to U.S. trade policies, the impact of the end of the transition period following United Kingdom’s exit from the European Union in January 2020 (“Brexit”), the provisional application of the EU-UK Trade and Cooperation Agreement and ongoing conflicts between Russia and Ukraine and in the Middle East and related responses, has led to, from time to time, disruption and instability in the global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not worsen. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

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

Risks Related to Our Business and Structure

Our Board may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.

Our Board has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our shares. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we have significant flexibility in investing the net proceeds from our continuous offering and may use the net proceeds from our continuous offering in ways with which investors may not agree or for purposes other than those contemplated in this Annual Report.

Our Board may amend our Declaration of Trust without prior shareholder approval.

Our Board may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including without limitation to classify the Board, to impose advance notice bylaw provisions for Trustee nominations or for shareholder proposals, to require super-majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, our Board. There is not a public market for the securities of the privately-held companies in which we invest. Many of our investments are not publicly-traded or actively traded on a secondary market. As a result, we value these securities quarterly at fair value as determined in good faith as required by the 1940 Act. In connection with striking a NAV as of the last day of a month that is not also the last day of a calendar quarter, the Company may consider whether there has been a material change to such investments as to affect their fair value, but such analysis may be more limited than the quarter end process.

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

We typically utilize independent third-party valuation firms to assist us in determining the fair value of investments for which market quotations are not readily available or deemed to be unreliable. Such investments are generally categorized as Level 3, consistent with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the Financial Accounting Standards Board. The independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations. Auditors have identified the valuation of Level 3 investments as a critical audit matter for BDCs generally. Given our exposure to investments categorized as Level 3, our independent accounting firm identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select valuation techniques and to use significant unobservable inputs to estimate the fair value. The review of Level 3 fair valuations requires a high degree of auditor judgement and extensive effort to audit management’s determination of fair value of Level 3 investments, including the need to involve fair value specialists possessing relevant valuation experience to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs used in the valuation of certain investments. The identification of the critical audit matter did not alter in any way our auditor’s opinion on our financial statements.

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

We may fund our cash distributions to shareholders from any sources of funds available to us, including borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser or the Administrator, if any. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this Annual Report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from borrowings or sources other than cash flow from operations in anticipation of future cash flow, which may constitute a return of your capital. A return of capital is a return of your investment, rather than a return of earnings or gains derived from our investment activities.

Although we do not intend to fund distributions from sources other than operating cash flow in the ordinary course, we may fund distributions from other sources, including but not limited to from proceeds of the offering, if, for example, we determine that it would not be in the best interests of shareholders to sell portfolio investments in a market downturn and we are unable to borrow due to 1940 Act asset coverage limitations to fund distributions. As discussed elsewhere in this Annual Report, we are generally required to distribute 90% of our ordinary income to ensure RIC tax treatment and we may take such actions to ensure we meet the applicable RIC tax treatment requirements. Please see, “Risk Factors—Federal Income Tax Risks—We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.” To the extent we pay distributions from a source other than net investment income, we are required to notify shareholders of the sources of such distribution pursuant to Section 19 and Rule 19a-1 under the 1940 Act. Any distributions we make will be at the discretion of the Board, which has a fiduciary duty to shareholders, taking into account factors such as our disclosure to investors, earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law.

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

Our Board may amend or suspend the share repurchase program at any time in its discretion. For example, in accordance with our Board's fiduciary duty to the Company and the shareholders, it may amend or suspend the share repurchase program during periods of market dislocation where selling assets to fund a repurchase could have a materially negative impact on remaining shareholders. You may not be able to sell your shares on a timely basis in the event our Board amends or suspends the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time. Following any such suspension, the Board will reinstate the share repurchase program when appropriate and subject to its fiduciary duty to the Company and shareholders. We will notify you of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be considered a guaranteed method to sell shares promptly or at a desired price.

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

As a public reporting company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and noncompliance with such regulations may adversely affect us.

As a public reporting company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Our management reports on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. We have established formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Company. Developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

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

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates (including portfolio companies of other clients) without the prior approval of a majority of the independent members of our Board and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board. However, we may under certain circumstances purchase any such affiliate’s loans or securities in the secondary market, which could create a conflict for the Adviser between our interests and the interests of such affiliate, in that the ability of the Adviser to recommend actions in our best interest may be limited. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions (including certain co-investments) with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, Trustees, investment advisers, sub-advisers or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any fund or any portfolio company of a fund managed by the Adviser, or entering into joint arrangements such as certain co-investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We have obtained exemptive relief from the SEC that allows us to engage in co-investment transactions with the Adviser and its affiliates, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Adviser will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Adviser, the Adviser may determine that we not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board) the Adviser may not have the opportunity to cause us to participate.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board. Decreases in the market value or fair value of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our NAV.

Terrorist attacks, acts of war, global health emergencies or natural disasters may adversely affect our operations.

Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic and/or global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies or natural disasters are generally uninsurable.

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

We are subject to risks related to ESG matters.

As part of its investment process, for certain of the Company’s investments, the Adviser considers financially material environmental, social and governance (“ESG”) factors (alongside other relevant factors) in its investment decisions in connection with general risk management and assessing the financial attractiveness of the opportunity. ESG integration does not change the Company’s investment objective, exclude specific types of companies or investments or constrain the Company's investable universe. The Adviser’s assessments related to ESG factors may not be conclusive and investments that may be negatively impacted by such factors may be purchased and retained by the Company while the Company may divest or not invest in investments that may be positively impacted by such factors. Notwithstanding anything herein and for the avoidance of doubt, it is not contemplated that the Adviser will subordinate the Company’s performance or increase the Company’s investment risks as a result of (or in connection with) the consideration of any ESG factors, nor will it promote ESG characteristics ahead of other investment considerations.

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

Loans are not registered with the SEC, or any state securities commission, and are not listed on any national securities exchange. There is less readily available or reliable information about most loans than is the case for many other types of securities, including securities issued in transactions registered under the Securities Act or registered under the 1934 Act. No active trading market may exist for some loans, and some loans may be subject to restrictions on resale. A secondary market may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods, which may impair the ability to realize full value and thus cause a material decline in the Company’s NAV. In addition, the Company may not be able to readily dispose of its loans at prices that approximate those at which the Company could sell such loans if they were more widely-traded and, as a result of such illiquidity, the Company may have to sell other investments or engage in borrowing transactions if necessary to raise cash to meet its obligations. During periods of limited supply and liquidity of loans, the Company’s yield may be lower.

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

If legislation or federal or state regulations require financial institutions to increase their capital requirements, this may cause financial institutions to dispose of loans that are considered highly levered transactions. Such sales could result in prices that, in the opinion of the Adviser, do not represent fair value. If the Company attempts to sell a loan at a time when a financial institution is engaging in such a sale, the price the Company could get for the loan may be adversely affected.

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

i.
quality, accuracy, and timeliness of execution,
ii.
review of the reputation, financial strength and stability of the financial institution,
iii.
willingness and ability of the counterparty to commit capital,
iv.
ongoing reliability, and
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

In accordance with Apollo’s co-investment order, the Company’s ability to acquire loans could be dependent on the existence and performance of Apollo’s origination platform, which includes other funds managed by Apollo and enables Apollo to commit in size to multiple deals. Therefore, a decrease in Apollo’s origination platform or its inability to acquire investments suitable for the Company could reduce or possibly eliminate the ability of the Company to participate in certain loans within the Company’s investment objective and would have a material adverse effect on the Company’s performance. Other Apollo funds could be subject to certain restrictions on the types of investments they can make, and such restrictions may in effect limit the types of investments the Company could make to the extent that the Company is dependent on Apollo’s origination platform.

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

Convertible Securities. Convertible securities are bonds, debentures, notes, preferred stocks or other securities that may be converted into or exchanged for a specified amount of common stock of the same or different portfolio company within a particular period of time at a specified price or formula. A convertible security entitles its holder to receive interest that is generally paid or accrued on debt or a dividend that is paid or accrued on preferred stock, in each case, until the convertible security matures or is redeemed, converted or exchanged. Convertible securities have unique investment characteristics in that they generally (i) have higher yields than common stock, but lower yields than comparable nonconvertible securities, (ii) are less subject to fluctuation in value than the underlying common stock due to their fixed income characteristics and (iii) provide the potential for capital appreciation if the market price of the underlying common stock increases.

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

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. See "Risk Factors—Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics, which could have a negative impact on our and our portfolio companies’ businesses and operations." Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods if we are required to write down the values of our investments. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

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

We may invest a portion of our portfolio in publicly-traded assets. For example, it is not expected that we will be able to negotiate additional financial covenants or other contractual rights, which we might otherwise be able to obtain in making privately negotiated investments. In addition, by investing in publicly-traded securities or assets, we will be subject to U.S. federal and state securities laws, as well as non-U.S. securities laws, that may, among other things, restrict or prohibit our ability to make or sell an investment. Moreover, we may not have the same access to information in connection with investments in public securities, either when investigating a potential investment or after making an investment, as compared to privately negotiated investments. Furthermore, we may be limited in its ability to make investments and to sell existing investments in public securities because Apollo may be deemed to have material, nonpublic information regarding the issuers of those securities or as a result of other internal policies. The inability to sell public securities in these circumstances could materially adversely affect our investment results. In addition, an investment may be sold by us to a public company where the consideration received is a combination of cash and stock of the public company, which may, depending on the securities laws of the relevant jurisdiction, be subject to lock-up periods.

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

A derivative transaction is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In some cases, we may post collateral to secure our obligations to the counterparty, and we may be required to post additional collateral upon the occurrence of certain events such as a decrease in the value of the reference security or other asset. In some cases, the counterparty may not collateralize any of its obligations to us. Derivative investments effectively add leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. In addition to the risks described above, such arrangements are subject to risks similar to those associated with the use of leverage. See “Risk Factors— Risks Related to Debt Financing”.

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

The Adviser and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to the Adviser an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the value of our net assets as of the beginning of the first calendar day of the applicable month. Because the incentive fee is based on the performance of our portfolio, the Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage the Adviser to use leverage to increase the return on our investments. Our compensation arrangements could therefore result in our making riskier or more speculative investments than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns. See “Certain Relationships and Related Party Transactions, and Director Independence”.

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

We rely, in part, on the Adviser to assist with identifying investment opportunities and making investment recommendations to the Adviser. The Adviser and its affiliates are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser, its affiliates and their officers and employees will not be devoted exclusively to our business, but will be allocated between us and such other business activities of the Adviser and its affiliates in a manner that the Adviser deems necessary and appropriate. See “Certain Relationships and Related Party Transactions, and Director Independence”.

The time and resources that individuals employed by the Adviser devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Adviser are not prohibited from raising money for or managing other entities that make the same types of investments that we target.

The Adviser and individuals employed by the Adviser are generally not prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may participate in certain transactions originated by the Adviser or its affiliates under our exemptive relief from the SEC that allows us to engage in co-investment transactions with the Adviser and its affiliates, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Adviser will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Adviser, the Adviser may determine that we not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board) the Adviser may not have the opportunity to cause us to participate. Affiliates of the Adviser, whose primary business includes the origination of investments or investing in non-originated assets, engage in investment advisory business with accounts that compete with us. See “Certain Relationships and Related Party Transactions, and Director Independence”.

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

The Advisory Agreement will not be entered into on an arm’s-length basis with an unaffiliated third party. As a result, the form and amount of compensation we pay the Adviser may be less favorable to us than they might have been had an advisory agreement been entered into through arm’s-length transactions with an unaffiliated third party.

The Intermediary Manager’s influence on this offer gives it the ability to increase the fees payable to the Adviser.

The Adviser is paid a base management fee calculated as a percentage of our net assets and unrelated to net income or any other performance base or measure. The Intermediary Manager, an affiliate of the Adviser, will be incentivized to raise more proceeds in our offering to increase our net assets, even if it would be difficult for us to efficiently deploy additional capital, which in turn would increase the base management fee payable to the Adviser.

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

Under the 1940 Act, we generally are prohibited from issuing or selling our shares at a price per share, after deducting selling commissions, that is below our NAV per share, which may be a disadvantage as compared with other public companies. We may, however, sell our shares, or warrants, options or rights to acquire our shares, at a price below the current NAV of our shares if our Board, including our independent Trustees, determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, as well as those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the fair value of such securities.

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

We use and expect to continue to use leverage to finance our investments. The amount of leverage that we employ will depend on the Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred shares that we may issue in the future, of at least 150%. If this ratio were to fall below 150%, we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to make distributions to you may be significantly restricted or we may not be able to make any such distributions whatsoever. The amount of leverage that we will employ will be subject to oversight by our Board, a majority of whom are independent Trustees with no material interests in such transactions.

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

Assumed Return on Portfolio (Net of Expenses) (1)	-10%	-5%	0%	5%	10%
Corresponding Return to Common Shareholders (2)	-20%	-12%	-4%	4%	12%

(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2024. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2024.
(2)
In order to compute the “Corresponding Return to Common Shareholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at December 31, 2024 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average interest rate of 8.25% by the approximately $5.0 billion of principal debt outstanding, excluding deferred financing costs and revaluation of unsecured issuances due to interest rate swap valuation changes) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2024 to determine the “Corresponding Return to Common Shareholders.”

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

If we create a CLO, we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our qualification as a RIC, which would have a material adverse effect on an investment in the shares. Please see “Risk Factors—Federal Income Tax Risks-We will be subject to corporate-level income tax if we are unable to maintain RIC tax treatment under Subchapter M of the Code or satisfy RIC distribution requirements.” for more information on the material adverse effects that could result if we lost our qualification as a RIC.

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

Federal Income Tax Risks

We will be subject to corporate-level income tax if we are unable to maintain RIC tax treatment under Subchapter M of the Code or satisfy RIC distribution requirements.

To maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and asset diversification requirements. If we do not qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

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

We generally intend to distribute substantially all of our available earnings annually by paying distributions on a monthly basis, as determined by the Board in its discretion. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. In addition, if we enter into a credit facility or any other borrowing facility, for so long as such facility is outstanding, we anticipate that we may be required by its terms to use all payments of interest and principal that we receive from our current investments as well as any proceeds received from the sale of our current investments to repay amounts outstanding thereunder, which could adversely affect our ability to make distributions.

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

We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and the Plan Asset Regulations. In this regard, until such time as all classes of our Common Shares are considered “publicly-offered securities” within the meaning of the Plan Asset Regulations, we intend to limit investment in each class of our Common Shares by “benefit plan investors” to less than 25% of the total value of each class of our Common Shares (within the meaning of the Plan Asset Regulations). If, notwithstanding our intent, the assets of the Company were deemed to be “plan assets” of any shareholder that is a “benefit plan investor” under the Plan Asset Regulations, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company, and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the “benefit plan investor” any profit realized on the transaction and (ii) reimburse the Covered Plan for any losses suffered by the “benefit plan investor” as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. The fiduciary of a “benefit plan investor” who decides to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Adviser. With respect to a “benefit plan investor” that is an individual retirement account (an “IRA”) that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.

Until such time as all the classes of our Common Shares constitute “publicly traded securities” within the meaning of the Plan Asset Regulations, we have the power to (a) exclude any shareholder or potential shareholder from purchasing our Common Shares; (b) prohibit any redemption of our Common Shares; and (c) redeem some or all Common Shares held by any holder if, and to the extent that, our Board determines that there is a substantial likelihood that such holder’s purchase, ownership or redemption of Common Shares would result in our assets to be characterized as “plan assets,” for purposes of the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, and all Common Shares of the Company shall be subject to such terms and conditions.

Prospective investors should carefully review any restrictions on share ownership and should consult with their own advisors as to the consequences of making an investment in the Company.

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

Holders of our Common Shares will not have preemptive rights to any shares we issue in the future. Our charter allows us to issue an unlimited number of Common Shares. After you purchase Common Shares in our offering, our Board may elect, without shareholder approval, to:

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
•
significant volatility in the market price and trading volume of companies in the sector in which we operate, which are not necessarily related to the operating performance of these companies;
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
•
Collaborative Approach. Apollo utilizes a cross-functional approach involving stakeholders across multiple departments, including Apollo Compliance, Legal, Technology, Operations, Risk and others, aimed at identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of potentially material cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management, in consultation with our management and our Board, as applicable, in a timely manner.
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

Cybersecurity threat risks have not materially affected our company, including our business strategy, results of operations or financial condition. For further discussion of the risks we face from cybersecurity threats, including those that could materially affect us, see “Item 1A. Risk Factors—Risks Related to Our Business and Structure - Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, a misappropriation of funds, and/or damage to our business relationships, all of which could negatively impact our financial results.”

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

As part of the risk management oversight (including oversight of cyber risks) of the audit committee of our Board, our audit committee regularly interacts with, and receives reports from, our management, the Adviser, Apollo, and other service providers. The audit committee of our Board receives presentations and reports on cybersecurity risks from Apollo’s CSO or CISO, at least annually, and they address a wide range of topics including recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to Apollo’s peers and third parties. Additionally, Apollo and other service providers periodically report to management as it relates to our cybersecurity practices.

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

Item 2. Properties

As of December 31, 2024, we did not own any real estate or other physical properties materially important to our operations. Our administrative and principal executive offices are located at 9 West 57th Street, New York, NY 10019, respectively. We believe that our office facilities are suitable and adequate for our business as it is currently conducted.

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

On March 14, 2023, certain First Lien and Second Lien holders of debt issued by Mitel filed a complaint in New York State Court captioned Ocean Trails CLO VII et al v. MLN TopCo Ltd., et al, Index No. 651327/2023, against certain other First Lien and Second Lien debt holders, including the Company, alleging, among other things, that the defendant lenders breached the terms of their lending agreements and the New York Uniform Voidable Transfer Act in connection with certain amendments to the relevant documents governing the debt. On December 5, 2023, the trial court granted defendants’ motions to dismiss in part and denied them in part. The plaintiffs and defendants appealed the courts’ motion to dismiss ruling to the intermediate New York State appellate court. On December 31, 2024, the intermediate New York State appellate court dismissed the entire case, including all claims against the Company. On January 30, 2025, plaintiffs filed a motion for leave to appeal the intermediate New York State appellate court’s ruling to the New York Court of Appeals. The motion is now fully briefed and pending resolution.

Management is not aware of any pending or threatened material litigation as of December 31, 2024 other than the matter disclosed above.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is not currently and, until an exchange listing, we do not expect there to be, a public market for our shares, nor can we give any assurance that one will develop.

Share Issuances

The offering consists of three classes of our Common Shares, Class S shares, Class D shares and Class I shares. The share classes have different ongoing shareholder servicing fees. Other than the differences in ongoing shareholder servicing fees, each class of Common Shares has the same economics and voting rights. As of March 13, 2025, there were 10,497 holders of record of our Class S Common Shares, 157 holders of record of our Class D Common Shares and 7,362 holders of record of our Class I Common Shares.

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class S shares, Class D shares and Class I shares during the year ended December 31, 2024:

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2024	$24.62	$24.62	$24.62
February 29, 2024	24.67	24.67	24.67
March 31, 2024	24.85	24.85	24.85
April 30, 2024	24.84	24.84	24.84
May 31, 2024	24.90	24.90	24.90
June 30, 2024	24.90	24.90	24.90
July 31, 2024	24.90	24.90	24.90
August 31, 2024	24.92	24.92	24.92
September 30, 2024	24.94	24.94	24.94
October 31, 2024	24.95	24.95	24.95
November 30, 2024	24.93	24.93	24.93
December 31, 2024	24.86	24.86	24.86

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

Our Board's discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short term capital gains and determined without regard to the deduction for dividends paid).

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

The following table presents distributions that were declared during the year ended December 31, 2024:

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2024	January 23, 2024	February 28, 2024	$0.1622	$6,206	$0.1748	$69	$0.1800	$25,807
January 31, 2024	December 20, 2023	February 28, 2024	0.0200	765	0.0200	8	0.0200	2,867	(1)
February 29, 2024	February 26, 2024	March 27, 2024	0.1634	6,818	0.1751	82	0.1800	28,229
February 29, 2024	December 20, 2023	March 27, 2024	0.0200	835	0.0200	9	0.0200	3,137	(1)
March 29, 2024	March 21, 2024	April 26, 2024	0.1622	7,606	0.1748	90	0.1800	31,021
March 29, 2024	December 20, 2023	April 26, 2024	0.0200	938	0.0200	10	0.0200	3,447	(1)
April 30, 2024	April 23, 2024	May 29, 2024	0.1627	8,260	0.1749	100	0.1800	33,209
April 30, 2024	March 21, 2024	May 29, 2024	0.0200	1,015	0.0200	11	0.0200	3,690	(1)
May 31, 2024	May 22, 2024	June 27, 2024	0.1621	9,041	0.1747	108	0.1800	35,615
May 31, 2024	March 21, 2024	June 27, 2024	0.0200	1,116	0.0200	10	0.0200	3,959	(1)
June 28, 2024	June 21, 2024	July 29, 2024	0.1627	9,711	0.1749	80	0.1800	39,162
June 28, 2024	March 21, 2024	July 29, 2024	0.0200	1,193	0.0200	11	0.0200	4,350	(1)
July 31, 2024	July 22, 2024	August 27, 2024	0.1621	10,106	0.1747	100	0.1800	41,338
July 31, 2024	June 21, 2024	August 27, 2024	0.0200	1,247	0.0200	12	0.0200	4,594	(1)
August 30, 2024	August 21, 2024	September 26, 2024	0.1621	10,609	0.1747	141	0.1800	45,044
August 30, 2024	June 21, 2024	September 26, 2024	0.0200	1,311	0.0200	16	0.0200	5,003	(1)
September 30, 2024	September 20, 2024	October 29, 2024	0.1626	11,155	0.1749	148	0.1800	47,004
September 30, 2024	June 21, 2024	October 29, 2024	0.0200	1,375	0.0200	17	0.0200	5,219	(1)
October 31, 2024	October 23, 2024	November 26, 2024	0.1620	11,823	0.1747	171	0.1800	48,573
October 31, 2024	September 20, 2024	November 26, 2024	0.0200	1,460	0.0200	20	0.0200	5,398	(1)
November 29, 2024	November 21, 2024	December 27, 2024	0.1626	12,687	0.1749	174	0.1800	52,267
November 29, 2024	September 20, 2024	December 27, 2024	0.0200	1,560	0.0200	20	0.0200	5,822	(1)
December 31, 2024	December 20, 2024	January 29, 2025	0.1621	13,259	0.1747	180	0.1800	54,662
December 31, 2024	September 20, 2024	January 29, 2025	0.0200	1,634	0.0200	21	0.0200	6,076	(1)
			$2.1888	$131,731	$2.3378	$1,610	$2.4000	$535,493

* Totals may not foot due to rounding.

(1) Represents a special distribution.

Distribution and Servicing Plan

On July 22, 2021, the Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). On November 7, 2024, the Board approved the continuance of the Distribution and Servicing Plan. The following table shows the shareholder servicing and/or distribution fees the Company will pay the Intermediary Manager with respect to the Class S shares, Class D shares and Class I shares on an annualized basis as a percentage of the Company’s NAV for such class. No shareholder servicing and/or distribution fees will be paid with respect to Class I shares. The shareholder servicing and/or distribution monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

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

For the year ended December 31, 2024, the Company accrued distribution and shareholder servicing fees of $12,712 attributable to Class S shares, and $12 attributable to Class D shares.

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

Dividend Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board on behalf of our shareholders who do not elect to receive their dividends in cash as provided below. On November 7, 2024, the Board adopted the amended and restated distribution reinvestment plan of the Company (the “Amended and Restated Distribution Reinvestment Plan”). The Amended and Restated Distribution Reinvestment Plan amends the Company's previously effective distribution reinvestment plan to update the list of states that do not permit automatic enrollment in the distribution reinvestment plan. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

No action is required on the part of a registered shareholder to have his, her or its cash dividend or other distribution reinvested in our shares, except shareholders in certain states. Shareholders can elect to “opt out” of the Company’s distribution reinvestment plan in their subscription agreements (other than Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Texas, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan and must affirmatively opt in to participate in the plan). Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Texas, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares.

If any shareholder initially elects not to participate, they may later become a participant by subsequently completing and executing an enrollment form or any distribution authorization form as may be available from the Company or the SS&C GIDS, Inc. (the “Plan Administrator”). Participation in the distribution reinvestment plan will begin immediately after acceptance of a participant’s subscription, enrollment or authorization. Shares will be purchased under the distribution reinvestment plan as of the first calendar day of the month following the record date of the distribution.

Share Repurchase Program

At the discretion of our Board, the Company has commenced a share repurchase program in which it intends to repurchase the Company’s Common Shares outstanding as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. Should the Board suspend the share repurchase program, the Board will consider whether the continued suspension of the program is in the best interests of the Company and shareholders on a quarterly basis. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the 1934 Act and the 1940 Act. All shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

The following table further summarizes the share repurchases completed during the year ended December 31, 2024:

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 15, 2024	5,079,296	3.03%	$24.85	March 31, 2024	$126,101	3,293,303
June 13, 2024	1,612,752	0.75%	$24.90	June 30, 2024	40,110	9,120,695
September 13, 2024	2,731,316	0.99%	$24.94	September 30, 2024	68,083	11,073,199
December 16, 2024	2,513,327	0.77%	$24.86	December 31, 2024	62,448	13,879,590

(1) Percentage is based on total shares as of the close of the previous calendar quarter

(2) All repurchase requests were satisfied in full

(3) Amounts shown net of Early Repurchase Deduction

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto in Part II, Item 8 of this Form 10-K “Consolidated Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K. The year ended December 31, 2024 represents the period from January 1, 2024 to December 31, 2024.

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
•
actual and potential conflicts of interest with the Apollo Credit Management, LLC (the "Adviser") or any of its affiliates;
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

Overview

We are an externally managed, diversified closed-end management investment company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). Formed as a Delaware statutory trust on December 4, 2020, we are externally managed by the Adviser. Pursuant to the advisory agreement between us and the Adviser, as amended (the "Advisory Agreement"), the Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as investment adviser with the SEC. Apollo Credit Management, LLC, as our Administrator (the "Administrator"), pursuant to the administration agreement between us and the Administrator, as amended (the "Administration Agreement"), provides, among other things, administrative services and facilities to us. We also have elected to be treated, and intend to qualify annually thereafter, as a regulated investment company ("RIC") as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").

Under the Investment Advisory Agreement, we have agreed to pay the Adviser a management fee as well as an incentive fee based on our investment performance. Also, under the Administration Agreement, we have agreed to reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including, but not limited to, our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs.

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

Revenues

We generate revenues in the form of interest income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or paid-in-kind ("PIK") interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, is provided and paid for by the Adviser. We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to: (a) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (b) our allocable portion of compensation, and other expenses incurred by the Adviser or Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) our chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Adviser or Administrator that performs duties for us; and (iii) any internal audit group personnel of Apollo Global Management, Inc. and its consolidated subsidiaries ("AGM") or any of its affiliates. Excluded from the allowable reimbursement shall be: (i) rent or depreciation, utilities, capital equipment, and other administrative items of the Adviser or Administrator; and (ii) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any Controlling Person of the Adviser or Administrator. The term “Controlling Person” shall mean a person, whatever his or her title, who performs functions for the Adviser or Administrator similar to those of (i) the chairman or other member of a board of directors, (ii) executive officers or (iii) those holding 10% or more equity interest in the Adviser or Administrator, or a person having the power to direct or cause the direction of the Adviser or Administrator, whether through the ownership of voting securities, by contract or otherwise; and (c) all other expenses of our operations, administrations and transactions.

With respect to costs incurred in connection with our organization and offering and all other costs incurred prior to the time we break escrow for the offering, the Adviser has agreed to advance all such costs on our behalf. Unless the Adviser elects to cover such expenses pursuant to the Expense Support and Conditional Reimbursement Agreement (as defined below) we entered into with the Adviser, we will be obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for our offering of common shares. See “—Expense Support and Conditional Reimbursement Agreement.” Any reimbursements that may be made by us in the future will not exceed actual expenses incurred by the Adviser and its affiliates.

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

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support Agreement with the Adviser. For additional information see “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions”.

Recent Developments

Please see “Item 8. Consolidated Financial Statements and Supplementary Data —Notes to Consolidated Financial Statements—Note 12. Subsequent Events” for a summary of recent developments.

Portfolio and Investment Activity

Our portfolio and investment activity as of and for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
(in thousands)*	2024	2023
Investments made in portfolio companies	$11,440,248	$4,146,891
Investments sold	(2,924,258)	(1,372,696)
Net activity before repaid investments	$8,515,990	$2,774,195
Investments repaid	(651,635)	(535,740)
Net investment activity	$7,864,355	$2,238,455

Portfolio companies at beginning of period	180	128
Number of new portfolio companies	193	107
Number of exited portfolio companies	(49)	(55)
Portfolio companies at end of period	324	180

Number of investments made in existing portfolio companies	66	40

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Portfolio composition, at fair value:
First lien secured debt	99.9%	99.4%
Second lien secured debt	0.0%	0.4%
Unsecured debt and other	0.1%	0.2%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	9.8%	11.6%
Second lien secured debt (2)	0.0%	11.1%
Unsecured debt and other (2)	6.0%	6.3%
Total portfolio (3)	9.8%	11.6%
Interest rate type, at fair value:
Fixed rate amount	$0.4 billion	$0.3 billion
Floating rate amount	$14.2 billion	$6.4 billion
Fixed rate, as percentage of total	2.7%	4.9%
Floating rate, as percentage of total	97.3%	95.1%
Interest rate type, at amortized cost:
Fixed rate amount	$0.4 billion	$0.3 billion
Floating rate amount	$14.2 billion	$6.4 billion
Fixed rate, as percentage of total	2.7%	4.9%
Floating rate, as percentage of total	97.3%	95.1%
Weighted average spread over reference rate of all floating rate investments	5.1%	6.1%

(1)
An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.
(2)
Exclusive of investments on non-accrual status. As of December 31, 2024, 0.2% of investments were on non-accrual status. As of December 31, 2023, 0.1% of investments were on non-accrual status.
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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Investment Ranking	Fair Value	Percentage	Fair Value	Percentage
(in thousands)
1	$—	0.0%	$9,252	0.1%
2	14,433,436	99.1%	6,516,105	97.0%
3	96,589	0.7%	190,176	2.8%
4	—	0.0%	4,055	0.1%
5	25,510	0.2%	—	0.0%
Total	$14,555,535	100.0%	$6,719,588	100.0%

Results of Operations

Operating results for the years ended December 31, 2024 and 2023 were as follows (dollar amounts in millions):

	Year Ended December 31,
	2024	2023
Total investment income	$1,206.4	$586.8
Net expenses	(531.4)	(277.5)
Net investment income	675.0	309.3
Net realized gain (loss)	49.2	(13.8)
Net unrealized appreciation (depreciation)	(13.0)	130.0
Net increase (decrease) in net assets resulting from operations	$711.2	$425.5

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

Investment Income

Investment income, for the years ended December 31, 2024 and 2023 were as follows (dollar amounts in millions):

	Year Ended December 31,
	2024	2023
Interest income	$1,154.6	$566.8
PIK interest income	17.2	11.4
Dividend income	3.5	0.7
Other income	31.1	8.0
Total investment income	$1,206.4	$586.8

* Totals may not foot due to rounding.

For the year ended December 31, 2024, total investment income increased to $1.2 billion from $586.8 million for the same period in the prior year primarily driven by our continuing deployment of capital. The size of our investment portfolio at fair value increased to $14.6 billion at December 31, 2024 from $6.7 billion at December 31, 2023. Additionally, our weighted average yield on debt and income producing investments decreased to 10.6% for the year ended December 31, 2024 from 11.6% for the year ended December 31, 2023 in the prior year. For the years ended December 31, 2024 and 2023, Payment-in-kind interest income represented 1.4% and 1.9% of total investment income, respectively. We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments and changes in interest rates.

Expenses

Expenses for the years ended December 31, 2024 and 2023 were as follows (dollar amounts in millions):

	Year Ended December 31,
	2024	2023
Management fees	$88.4	$36.8
Performance-based incentive fees	99.3	44.8
Interest and other debt expenses	306.3	172.7
Offering costs	0.7	—
Trustees' fees	0.6	0.4
Shareholder servicing fees	12.7	4.1
Administrative service expenses	5.5	2.7
Other general and administrative expenses	17.9	11.6
Total expenses	$531.4	$273.1
Expense support reimbursement	—	4.4
Net Expenses	$531.4	$277.5

* Totals may not foot due to rounding.

For the years ended December 31, 2024 and 2023, net expenses were $531.4 million and $277.5 million, respectively, primarily attributable to interest and other debt expenses.

Interest and other debt expenses

For the year ended December 31, 2024, interest and other debt expenses increased to $306.3 million from $172.7 million for the same period in the prior year, primarily driven by increased borrowing expenses, due to rising interest rates, on our Senior Secured Facility, SPV Financing Facilities, Private Placements and Unsecured Notes, and increased borrowings outstanding. The average principal debt outstanding increased to $3.6 billion for the year ended December 31, 2024 from $2.2 billion for the same period in the prior year, and total annualized cost of debt increased to 8.2% for the year ended December 31, 2024 from 7.7% for the same period in the prior year.

Management fees

For the year ended December 31, 2024, gross management fees increased to $88.4 million from $36.8 million for the same period in the prior year, primarily due to an increase in average net assets. Our average net assets increased to $7.1 billion for the year ended December 31, 2024 from $2.9 billion for the year ended December 31, 2023. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. No management fees have been waived for the years ended December 31, 2024, and December 31, 2023.

Incentive fees

For the year ended December 31, 2024, incentive fees increased to $99.3 million from $44.8 million for the same period in the prior year primarily due to our deployment of capital and increase in net investment income. No incentive fees have been waived for the years ended December 31, 2024, and December 31, 2023.

Other Expenses

Total other expenses were $36.7 million for the year ended December 31, 2024, primarily comprised of $13.3 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors, $2.7 million of U.S. federal excise tax, $9.9 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company), and $10.8 million of general and administrative expenses (including insurance, filing, research, and fees paid to our sub-administrator and transfer agent). The increase compared to the prior year was primarily driven by the increased costs attributable to servicing a growing investment portfolio, increased subscriptions to our Class S and Class D shares, and increased borrowings through the establishment of new financing facilities and the issuance of unsecured notes.

Expense support

For the year ended December 31, 2024, the Company did not receive expense support from the Adviser. For the year ended December 31, 2023, the Company did not receive expense support from the Adviser, and repaid the Adviser $4.4 million for expenses previously paid by the Adviser on behalf of the Company.

As of December 31, 2024, all expense support received by the Company has been repaid to the Adviser.

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

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on certain undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of its capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (iii) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed.

For the years ended December 31, 2024 and 2023, the Company incurred $2.7 million and $2.8 million, respectively, of U.S. federal excise tax.

Net Realized Gain (Loss)

Net realized gains (losses) for the years ended December 31, 2024 and 2023 were comprised of the following (dollar amounts in millions):

	Year Ended December 31,
	2024	2023
Non-controlled/non-affiliated investments	$18.6	$(8.1)
Derivative instruments	0.8	(1.7)
Foreign currency forward contracts	50.3	(6.3)
Foreign currency transactions	(20.5)	2.4
Net realized gains (losses)	$49.2	$(13.8)

* Totals may not foot due to rounding.

For the year ended December 31, 2024, we generated net realized gains of $49.2 million, driven by realized gains of $18.6 million from full or partial sales and/or restructuring of our debt investments, and realized gains of $50.3 million on foreign currency forward contracts, as a result of fluctuations primarily in the Australian Dollar, Euro, and British Pound exchange rates. Net realized gains on non-controlled/non-affiliated investments and foreign currency forward contracts were partially offset by net realized losses of $20.5 million from repayments of foreign borrowings, and conversion of foreign cash balances, primarily attributable to fluctuations in the British Pound exchange rates.

For the year ended December 31, 2023, we recognized gross realized gains on investments of $12.9 million and gross realized losses on investments of $21.0 million, resulting in net realized losses on investments of $8.1 million.

Net Unrealized Gain (Loss)

Net unrealized gains (losses) for the years ended December 31, 2024 and 2023 were comprised of the following (dollar amounts in millions):

	Year Ended December 31,
	2024	2023
Non-controlled/non-affiliated investments	$(90.3)	$155.2
Derivative instruments	11.7	—
Foreign currency forward contracts	38.6	(3.9)
Foreign currency translations	27.0	(21.2)
Net unrealized gains (losses)	$(13.0)	$130.0

* Totals may not foot due to rounding.

For the year ended December 31, 2024, we recognized gross unrealized gains on investments of $140.8 million and gross unrealized losses on investments of $231.1 million, resulting in net change in unrealized losses of ($90.3) million on investments year-to-date. The fair value of our debt investments as a percentage of principal increased from 98.0% as of December 31, 2023 to 100.9% as of December 31, 2024, driven by strong portfolio company fundamentals however, our foreign investments saw unrealized losses due to the strengthening of the U.S. dollar against the Australian Dollar, British Pound, Euro, and Korean Won.

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

Interest Rate Swaps

The Company uses interest rate swaps to mitigate interest rate risk associated with the Company's fixed rate liabilities, and has designated certain interest rate swaps to be in a qualifying hedge accounting relationship. See “Item 8. Consolidated Financial Statements and Supplementary Data— Notes to Consolidated Financial Statements—Note 2. Significant Accounting Policies” for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship. See our schedule of investments for additional disclosure regarding these derivative instruments. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6. Debt and Foreign Currency Transactions and Translations” for additional disclosure regarding the carrying value of our debt.

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

As of December 31, 2024, we had three asset based leverage facilities, nine unsecured debt issuances, CLO Notes and one revolving credit facility outstanding. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%.

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

Debt

See Note 6 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of December 31, 2024:

	Payments Due by Period*
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$470	$—	$—	$470	$—
SPV Financing Facilities (2)	1,231	—	187	1,044	—
CLO Class A-1 Notes	450	—	—	—	450
Unsecured Notes	2,844	62	439	1,343	1,000
Total Debt Obligations	$4,995	$62	$626	$2,857	$1,450

* Totals may not foot due to rounding.

(1)
As of December 31, 2024, aggregate lender commitments under the Senior Secured Facility totaled $2.3 billion of unused capacity.
(2)
As of December 31, 2024, aggregate lender commitments under the SPV Financing Facilities totaled $318.7 million of unused capacity

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

* Totals may not foot due to rounding.

(1)
As of December 31, 2023, aggregate lender commitments under the Senior Secured Facility totaled $1.6 billion of unused capacity.
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

Distributions

The following table summarizes our distributions declared and payable for the year ended December 31, 2024 (dollar amounts in thousands, except per share amounts):

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2024	January 23, 2024	February 28, 2024	$0.1622	$6,206	$0.1748	$69	$0.1800	$25,807
January 31, 2024	December 20, 2023	February 28, 2024	0.0200	765	0.0200	8	0.0200	2,867	(1)
February 29, 2024	February 26, 2024	March 27, 2024	0.1634	6,818	0.1751	82	0.1800	28,229
February 29, 2024	December 20, 2023	March 27, 2024	0.0200	835	0.0200	9	0.0200	3,137	(1)
March 29, 2024	March 21, 2024	April 26, 2024	0.1622	7,606	0.1748	90	0.1800	31,021
March 29, 2024	December 20, 2023	April 26, 2024	0.0200	938	0.0200	10	0.0200	3,447	(1)
April 30, 2024	April 23, 2024	May 29, 2024	0.1627	8,260	0.1749	100	0.1800	33,209
April 30, 2024	March 21, 2024	May 29, 2024	0.0200	1,015	0.0200	11	0.0200	3,690	(1)
May 31, 2024	May 22, 2024	June 27, 2024	0.1621	9,041	0.1747	108	0.1800	35,615
May 31, 2024	March 21, 2024	June 27, 2024	0.0200	1,116	0.0200	10	0.0200	3,959	(1)
June 28, 2024	June 21, 2024	July 29, 2024	0.1627	9,711	0.1749	80	0.1800	39,162
June 28, 2024	March 21, 2024	July 29, 2024	0.0200	1,193	0.0200	11	0.0200	4,350	(1)
July 31, 2024	July 22, 2024	August 27, 2024	0.1621	10,106	0.1747	100	0.1800	41,338
July 31, 2024	June 21, 2024	August 27, 2024	0.0200	1,247	0.0200	12	0.0200	4,594	(1)
August 30, 2024	August 21, 2024	September 26, 2024	0.1621	10,609	0.1747	141	0.1800	45,044
August 30, 2024	June 21, 2024	September 26, 2024	0.0200	1,311	0.0200	16	0.0200	5,003	(1)
September 30, 2024	September 20, 2024	October 29, 2024	0.1626	11,155	0.1749	148	0.1800	47,004
September 30, 2024	June 21, 2024	October 29, 2024	0.0200	1,375	0.0200	17	0.0200	5,219	(1)
October 31, 2024	October 23, 2024	November 26, 2024	0.1620	11,823	0.1747	171	0.1800	48,573
October 31, 2024	September 20, 2024	November 26, 2024	0.0200	1,460	0.0200	20	0.0200	5,398	(1)
November 29, 2024	November 21, 2024	December 27, 2024	0.1626	12,687	0.1749	174	0.1800	52,267
November 29, 2024	September 20, 2024	December 27, 2024	0.0200	1,560	0.0200	20	0.0200	5,822	(1)
December 31, 2024	December 20, 2024	January 29, 2025	0.1621	13,259	0.1747	180	0.1800	54,662
December 31, 2024	September 20, 2024	January 29, 2025	0.0200	1,634	0.0200	21	0.0200	6,076	(1)
			$2.1888	$131,731	$2.3378	$1,610	$2.4000	$535,493

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

* Totals may not foot due to rounding.

(1) Represents a special distribution.

The Company has adopted a distribution reinvestment plan, pursuant to which the Company will reinvest all cash dividends declared by our Board of Trustees (the "Board") on behalf of our shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Sources of distributions, other than net investment income and realized gains on a U.S. generally accepted accounting principles ("GAAP") basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the year ended December 31, 2024 (dollar amounts in thousands, except per share amounts):

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.1539	$129,631	$2.3029	$1,586	$2.3651	$527,706
Net realized gains	0.0349	2,100	0.0349	24	0.0349	7,787
Distributions in excess of net investment income	—	—	—	—	—	—
	$2.1888	$131,731	$2.3378	$1,610	$2.4000	$535,493

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the year ended December 31, 2023 (dollar amounts in thousands, except per share amounts):

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may in the future be limited in our ability to make distributions. Also, our Senior Secured Facility and SPV Financing Facilities may limit our ability to declare distributions if we default under certain provisions or fail to satisfy certain other conditions. If we do not distribute a certain percentage of our income annually, we may suffer adverse tax consequences, including possible loss of the tax benefits available to us as a RIC. In addition, in accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual PIK, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may not be able to meet the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC. With respect to the distributions to shareholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to shareholders.

Share Repurchase Program

At the discretion of our Board, the Company has commenced a share repurchase program in which it has the ability to repurchase the Company’s Common Shares outstanding as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. Should the Board suspend the share repurchase program, the Board will consider whether the continued suspension of the program is in the best interests of the Company and shareholders on a quarterly basis. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the 1934 Act and the 1940 Act. All shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

The following table presents information with respect to the Company’s share repurchases during the year ended December 31, 2024 (dollar amounts in thousands, except per share amounts):

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 15, 2024	5,079,296	3.03%	$24.85	March 31, 2024	$126,101	3,293,303
June 13, 2024	1,612,752	0.75%	$24.90	June 30, 2024	40,110	9,120,695
September 13, 2024	2,731,316	0.99%	$24.94	September 30, 2024	68,083	11,073,199
December 16, 2024	2,513,327	0.77%	$24.86	December 31, 2024	62,448	13,879,590

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

Contractual Obligations

We have entered into the Advisory Agreement with the Adviser to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. We have also entered into an Expense Support Agreement with the Adviser to provide us with support with respect to certain expenses and subject to reimbursement. Payments for investment advisory services under the Advisory Agreements, reimbursements under the Administration Agreement and support and reimbursements under the Expense Support Agreement are described in “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions.”

We intend to establish one or more credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over the Secured Overnight Financing Rate ("SOFR") or an alternative reference rate. We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2024 and December 31, 2023, we had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate principal amount of $2.3 billion and $789.9 million, respectively.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. On March 14, 2023, certain First Lien and Second Lien holders of debt issued by Mitel filed a complaint in New York State Court captioned Ocean Trails CLO VII et al v. MLN TopCo Ltd., et al, Index No. 651327/2023, against certain other First Lien and Second Lien debt holders, including the Company, alleging, among other things, that the defendant lenders breached the terms of their lending agreements and the New York Uniform Voidable Transfer Act in connection with certain amendments to the relevant documents governing the debt. On December 5, 2023, the trial court granted defendants’ motions to dismiss in part and denied them in part. The plaintiffs and defendants appealed the courts’ motion to dismiss ruling to the intermediate New York State appellate court. On December 31, 2024, the intermediate New York State appellate court dismissed the entire case, including all claims against the Company. On January 30, 2025, plaintiffs filed a motion for leave to appeal the intermediate New York State appellate court’s ruling to the New York Court of Appeals. The motion is now fully briefed and pending resolution.

Management is not aware of any pending or threatened material litigation as of December 31, 2024 other than the matter disclosed above.

Related-Party Transactions

We entered into a number of business relationships with affiliated or related parties, including the following:

•
Investment Advisory Agreement;
•
Administration Agreement
•
Intermediary Manager Agreement; and
•
Expense Support and Conditional Reimbursement Agreement.

In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the U.S. Securities and Exchange Commission ("SEC") to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions.”

Critical Accounting Estimates
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors described in “Item 1A. Risk Factors”. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2. Significant Accounting Policies.” of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Pursuant to Rule 2a-5 under the 1940 Act, our Board has designated the Adviser as its “valuation designee” to perform the fair value determinations for investments held by us without readily available market quotations. The Adviser, as "valuation designee," is responsible for determining the fair value of our portfolio investments, subject to the oversight of the Board.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the year ended December 31, 2024, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2. Significant Accounting Policies” and “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4. Investments” for additional information regarding the fair value of our financial instruments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. For additional information concerning potential impact on our business and our operating results, see "Item 8. Consolidated Financial Statements and Supplementary Data and Item 1A. Risk Factors".

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by our Board based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 4 to our consolidated financial statements for the year ended December 31, 2024, for more information relating to our investment valuation.

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

As of December 31, 2024, 97% of our debt portfolio investments bore interest at variable rates, which generally are SOFR based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Our Senior Secured Facility and SPV Financing Facilities bear interest at SOFR rates with no interest rate floor. Our Unsecured Notes, which bear interest at fixed rates, are hedged by entering into fixed to floating interest rate swaps, in order to align the interest rates of our liabilities in our investment portfolio.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of December 31, 2024, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
(in millions)
Up 200 basis points	$167.3	$0.44
Up 150 basis points	125.4	0.33
Up 100 basis points	83.5	0.22
Up 50 basis points	41.7	0.11
Down 50 basis points	(41.7)	(0.11)
Down 100 basis points	(83.5)	(0.22)
Down 150 basis points	(125.0)	(0.33)
Down 200 basis points	(166.4)	(0.43)

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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Apollo Debt Solutions BDC:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Apollo Debt Solutions BDC and subsidiaries (the "Company"), including the consolidated schedules of investments as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2024, by correspondence with the custodian, brokers and selling or agent banks; when replies were not received from brokers and selling or agent banks, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair Value of Level 3 Investments — Refer to Notes 2 and 4 to the Financial Statements

Critical Audit Matter Description

The Company held investments classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included debt and equity securities with unique contract terms and conditions and/or complexity that considers a combination of multiple levels of market and asset specific inputs. The valuation techniques used in estimating the fair value of these investments vary and certain significant inputs used were unobservable.

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select valuation techniques and to use significant unobservable inputs to estimate the fair value. This required a high degree of auditor judgment and extensive effort to audit management’s estimate of fair value of Level 3 investments, including the need to involve fair value specialists possessing relevant valuation experience to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs used in the valuation of certain investments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of certain Level 3 investments included the following, among other factors:

1. We tested the design and implementation of controls over management’s valuation of Level 3 investments, including those related to valuation techniques and significant unobservable inputs.

2. We evaluated the appropriateness of the valuation techniques used for Level 3 investments and tested the related significant unobservable inputs by comparing these inputs to external sources.

3. For a selected sample of Level 3 investments, we performed procedures with the assistance of internal fair value specialists to evaluate the valuation techniques and significant unobservable inputs and assumptions utilized.

/s/ Deloitte & Touche LLP

New York, New York

March 13, 2025

We have served as the Company’s auditor since 2021.

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	December 31, 2024	December 31, 2023

Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $14,609,338 and $6,683,052 at December 31, 2024 and December 31, 2023, respectively)	$14,555,535	$6,719,588
Cash and cash equivalents	392,894	258,594
Foreign currencies (cost — $19,951 and $12,528 at December 31, 2024 and December 31, 2023, respectively)	19,946	12,581
Receivable for investments sold	99,697	102,861
Interest receivable	106,825	55,472
Unrealized appreciation on foreign currency forward contracts	34,954	—
Other assets	25,537	4,771
Total assets	$15,235,388	$7,153,867

Liabilities
Debt (net of deferred financing costs and unamortized original issue discount and/or premium of $40,544 and $27,534 at December 31, 2024 and December 31, 2023, respectively)	$4,932,183	$2,639,099
Payable for investments purchased	455,314	245,242
Payable for share repurchases (Note 7)	62,447	43,291
Distributions payable	75,842	33,228
Interest payable	104,284	36,621
Management fees payable	10,204	4,400
Performance-based incentive fees payable	28,523	14,673
Accrued administrative services expense payable	115	384
Unrealized depreciation on foreign currency forward contracts	—	3,681
Other liabilities and accrued expenses	19,980	9,552
Total liabilities	$5,688,892	$3,030,171
Commitments and contingencies (Note 8)
Total Net Assets	$9,546,496	$4,123,696

Net Assets
Common shares, $0.01 par value (384,043,002 and 167,451,987 shares issued and outstanding, respectively)	$3,840	$1,675
Capital in excess of par value	9,449,937	4,075,968
Accumulated distributed earnings (losses)	92,718	46,053
Total Net Assets	$9,546,496	$4,123,696

Net Asset Value Per Share
Class S Shares:
Net assets	$2,018,307	$851,296
Common shares outstanding ($0.01 par value, unlimited shares authorized)	81,193,852	34,568,776
Net asset value per share	$24.86	$24.63
Class D Shares:
Net assets	$25,580	$7,346
Common shares outstanding ($0.01 par value, unlimited shares authorized)	1,029,046	298,321
Net asset value per share	$24.86	$24.63
Class I Shares:
Net assets	$7,502,609	$3,265,054
Common shares outstanding ($0.01 par value, unlimited shares authorized)	301,820,104	132,584,890
Net asset value per share	$24.86	$24.63

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$1,154,573	$566,764	$236,005
Payment-in-kind interest income	17,179	11,383	5,467
Dividend income	3,525	722	15
Other income	31,107	7,963	10,814
Total Investment Income	$1,206,384	$586,832	$252,301
Operating Expenses
Management fees	$88,357	$36,754	$20,929
Performance-based incentive fees	99,330	44,790	18,760
Interest and other debt expenses	306,325	172,670	69,650
Organization costs	—	—	934
Offering costs	721	38	1,968
Trustees' fees	591	440	439
Shareholder servicing fees	12,724	4,072	1,174
Administrative service expenses	5,518	2,658	2,101
Other general and administrative expenses	17,858	11,647	6,639
Total expenses	531,424	273,069	122,594
Management and performance-based incentive fees waived	—	—	(13,723)
Expense support	—	—	(4,433)
Expense support reimbursement	—	4,433	—
Net Expenses	$531,424	$277,502	$104,438
Net Investment Income	$674,960	$309,330	$147,863
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$18,569	$(8,141)	$(19,411)
Derivative instruments	835	(1,741)	—
Foreign currency forward contracts	50,283	(6,275)	489
Foreign currency transactions	(20,470)	2,374	4,028
Net realized gains (losses)	49,217	(13,783)	(14,894)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(90,339)	155,153	(118,617)
Derivative instruments	11,740	—	—
Foreign currency forward contracts	38,635	(3,930)	249
Foreign currency translations	26,961	(21,233)	(11,840)
Net unrealized gains (losses)	(13,003)	129,990	(130,208)
Net Realized and Change in Unrealized Gains (Losses)	$36,214	$116,207	$(145,102)
Net Increase (Decrease) in Net Assets Resulting from Operations	$711,174	$425,537	$2,761

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Operations
Net investment income	$674,960	$309,330	$147,863
Net realized gains (losses)	49,217	(13,783)	(14,894)
Net change in unrealized gains (losses)	(13,003)	129,990	(130,208)
Net Increase (Decrease) in Net Assets Resulting from Operations	$711,174	$425,537	$2,761

Distributions to Shareholders
Class S	$(131,731)	$(40,188)	$(9,121)
Class D	(1,610)	(383)	(54)
Class I	(535,493)	(225,680)	(112,366)
Net Decrease in Net Assets Resulting from Distributions to Shareholders	$(668,834)	$(266,251)	$(121,541)

Capital Share Transactions
Class S:
Proceeds from shares sold	$1,134,565	$563,130	$254,686
Repurchase of common shares, net of early repurchase deduction	(49,601)	(6,425)	(241)
Distributions reinvested	73,064	19,630	4,463
Class D:
Proceeds from shares sold	17,344	4,582	2,495
Repurchase of common shares, net of early repurchase deduction	(100)	—	—
Distributions reinvested	906	76	3
Class I:
Proceeds from shares sold	4,249,221	1,441,928	2,012,264
Repurchase of common shares, net of early repurchase deduction	(247,042)	(304,825)	(48,134)
Distributions reinvested	202,103	91,381	48,127
Net Increase (Decrease) from Capital Share Transactions	$5,380,460	$1,809,477	$2,273,663

Net Assets
Total increase (decrease) in net assets during the period	5,422,800	1,968,763	2,154,883
Net Assets, beginning of period	4,123,696	2,154,933	50
Net Assets at End of Period	$9,546,496	$4,123,696	$2,154,933

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Operating Activities
Net increase (decrease) in net assets resulting from operations	$711,174	$425,537	$2,761
Net realized (gain) loss on investments	(18,569)	8,141	19,411
Net realized (gain) loss on derivatives	(835)	—	—
Net change in unrealized (gains) losses on investments	90,339	(155,153)	118,617
Net change in unrealized (gains) losses on derivatives	(11,740)	—	—
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(38,635)	3,930	(249)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(26,961)	21,233	11,840
Payment-in-kind interest capitalized	(19,523)	(7,879)	(5,333)
Net accretion of discount and amortization of premium	(32,451)	(16,650)	(5,632)
Amortization of deferred financing costs	9,581	5,962	3,907
Amortization of offering costs	721	38	1,968
Purchases of investments	(11,440,248)	(4,146,891)	(6,606,772)
Proceeds from sale of investments and principal repayments	3,575,893	1,908,436	2,170,237
Changes in operating assets and liabilities:
Interest receivable	(51,353)	(27,719)	(27,753)
Receivable for investments sold	3,164	5,007	(107,868)
Other assets	(20,766)	5,029	(9,800)
Payable for investments purchased	210,072	156,454	88,788
Management fees payable	5,804	2,083	2,317
Performance-based incentive fees payable	13,850	6,539	8,134
Accrued administrative services expense payable	(269)	(1,717)	2,101
Interest payable	67,663	28,010	8,611
Other liabilities and accrued expenses	22,168	(3,346)	12,898
Net Cash Used in/Provided by Operating Activities	$(6,950,921)	$(1,782,956)	$(4,311,817)

Financing Activities
Issuances of debt	$6,976,960	$2,761,697	$4,330,139
Payments of debt	(4,617,460)	(2,310,099)	(2,148,292)
Financing costs paid and deferred	(39,432)	(12,988)	(24,419)
Proceeds from issuance of common shares	5,401,130	2,009,640	2,269,445
Repurchased shares, net of early repurchase deduction paid	(277,586)	(308,814)	(7,520)
Distributions paid	(350,147)	(136,900)	(53,984)
Offering costs paid and deferred	(721)	(38)	(1,968)
Net Cash Used in/Provided by Financing Activities	$7,092,744	$2,002,498	$4,363,401

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash and cash equivalents and foreign currencies during the period	$141,823	$219,542	$51,584
Effect of foreign exchange rate changes on cash and cash equivalents	(158)	(25)	24
Cash, cash equivalents and foreign currencies at beginning of period	271,175	51,658	50
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$412,840	$271,175	$51,658

Supplemental Disclosure and Non-Cash Information
Cash interest paid	$229,081	$138,698	$57,132
Distributions payable	$75,842	$33,228	$14,964
Reinvestment of distributions during the period	$276,073	$111,087	$52,593
PIK income	$17,179	$11,383	$5,467

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Aerospace & Defense
DYNASTY ACQUISITION CO I
Dynasty Acquisition Co., Inc.	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	10/31/2031	$5,000	$4,994	$5,029	(8)(14)
Kaman
Ovation Parent Inc	First Lien Secured Debt - Term Loan	S+350, 0.75% Floor	4/21/2031	9,975	9,952	10,056	(15)
MRO Holdings
MRO Holdings, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	12/17/2030	90,330	89,203	91,008	(4)(9)(15)
Signia Aerospace
Signia Aerospace, LLC	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	12/11/2031	5,815	5,801	5,826	(15)
	First Lien Secured Debt - Delayed Draw	S+300, 0.50% Floor	12/11/2031	—	(1)	—	(11)(28)
					5,800	5,826
Transdigm
Transdigm Inc.	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	1/19/2032	2,826	2,819	2,835	(8)(15)
		Total Aerospace & Defense			$112,768	$114,754

Automobile Components
Caliber
Wand Newco 3, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	1/30/2031	$23,449	$23,413	$23,575	(14)
Clarience Technologies
Truck-Lite Co., LLC	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	2/13/2031	146,890	143,880	145,583	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+575, 0.75% Floor	2/13/2031	—	(316)	(142)	(4)(5)(11)(28)
	First Lien Secured Debt - Revolver	S+575, 0.75% Floor	2/13/2030	—	(309)	(147)	(4)(5)(11)(28)
					143,255	145,294
Mavis Tire Express Services
Mavis Tire Express Services TopCo, L.P.	First Lien Secured Debt - Term Loan	S+350, 0.75% Floor	5/4/2028	24,489	24,510	24,683	(14)
		Total Automobile Components			$191,178	$193,552

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Banks
G&A
G&A Partners Holding Company II, LLC	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	3/1/2031	$16,116	$15,821	$15,834	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	3/1/2031	631	586	507	(4)(9)(11)(15)(28)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	3/1/2030	—	(30)	(31)	(4)(5)(9)(11)(28)
		Total Banks			$16,377	$16,310

Biotechnology
Azurity Pharmaceuticals
Azurity Pharmaceuticals, Inc.	First Lien Secured Debt - Term Loan	S+673, 0.75% Floor	9/20/2027	$43,767	$42,869	$42,891	(15)
		Total Biotechnology			$42,869	$42,891

Building Products
Chamberlain Group
Chariot Buyer LLC	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	11/3/2028	$20,779	$20,745	$20,928	(14)
Kodiak
Kodiak BP, LLC	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	12/4/2031	40,300	40,098	40,380	(15)
Omnimax
Omnimax International, LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	12/6/2030	30,561	29,956	29,950	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	12/6/2030	—	(93)	(94)	(4)(5)(28)
					29,863	29,856
Quikrete
Quikrete Holdings, Inc.	Unfunded Commitment Secured Debt - Backstop Loan	Variable	8/24/2025	—	—	—	(4)(28)(32)
	Unsecured Debt - Backstop Loan	Variable	8/24/2025	—	—	—	(4)(28)(32)
					—	—
Reliable Doors
Reliable Doors, LLC	First Lien Secured Debt - Term Loan	S+625, 1.00% Floor	10/4/2028	6,233	6,134	6,233	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+625, 1.00% Floor	10/4/2028	2,114	2,073	2,114	(4)(9)(14)(28)
	First Lien Secured Debt - Revolver	S+625, 1.00% Floor	10/4/2028	114	105	114	(4)(9)(11)(14)(28)
					8,312	8,461

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
RF Fager
R.F. Fager Company, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	3/4/2030	3,102	3,039	3,047	(4)(9)(14)(15)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	3/4/2030	—	(10)	(18)	(4)(5)(9)(11)(28)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	3/4/2030	—	(16)	(15)	(4)(5)(9)(11)(28)
					3,013	3,014
US LBM
LBM Acquisition, LLC	First Lien Secured Debt - Term Loan	S+385, 0.75% Floor	12/17/2027	43,336	43,015	43,499	(14)
Visual Comfort
VC GB Holdings I Corp	First Lien Secured Debt - Term Loan	S+350, 0.50% Floor	7/21/2028	19,086	19,036	19,120	(15)
		Total Building Products			$164,082	$165,258

Capital Markets
Arrowhead Engineered Products
Arrowhead Holdco Company	First Lien Secured Debt - Term Loan	S+265 (Includes 2.75% PIK)	8/31/2028	$10,134	$10,134	$8,740	(4)(15)
Dragon Buyer
Dragon Buyer Inc	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	9/30/2031	6,368	6,337	6,390	(15)
Edelman Financial Services
The Edelman Financial Center, LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	4/7/2028	37,570	37,584	37,858	(14)
Focus Financial
Focus Financial Partners, LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	9/15/2031	29,799	29,726	30,110	(14)
	First Lien Secured Debt - Delayed Draw	S+325, 0.00% Floor	9/15/2031	—	—	—	(28)
					29,726	30,110
Rialto
Rialto Management Group, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/5/2030	70,567	69,869	69,861	(4)(14)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/5/2030	—	(24)	(24)	(4)(5)(11)(28)
					69,845	69,837
True Potential
Kane Bidco Limited	First Lien Secured Debt - Corporate Bond	SONIA+635, 0.00% Floor	2/15/2028	£69,000	86,473	86,869	(3)(4)(8)(9)(17)
	First Lien Secured Debt - Corporate Bond	6.50%	2/15/2027	£2,000	2,387	2,512	(3)(8)(9)
	First Lien Secured Debt - Corporate Bond	5.00%	2/15/2027	€1,000	1,088	1,039	(3)(8)(9)
					89,948	90,420
		Total Capital Markets			$243,574	$243,355

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Chemicals
AOC
LSF11 A5 HoldCo LLC	First Lien Secured Debt - Term Loan	S+361, 0.50% Floor	10/15/2028	$37,485	$37,259	$37,763	(14)
Heubach
Heubach Holdings USA LLC	First Lien Secured Debt - Term Loan	S+1026, 1.00% Floor	4/30/2024	1,657	1,457	828	(4)(8)(15)(25)
SK Neptune Husky Group Sarl	First Lien Secured Debt - Term Loan	S+715, 0.50% Floor	1/3/2029	9,588	9,545	—	(4)(8)(15)(25)
					11,002	828
RMC
RMC Topco LLC	Common Equity - Equity Unit	N/A	N/A	100 Shares	100	118	(4)(9)(31)
Rochester Midland Corporation	First Lien Secured Debt - Term Loan	S+625, 1.00% Floor	8/1/2029	4,913	4,812	4,950	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+600, 1.00% Floor	8/1/2029	739	606	744	(4)(9)(11)(14)(28)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	8/1/2029	—	(38)	—	(4)(9)(11)(28)
					5,480	5,812
Solenis Holding Limited
Solenis Holding Limited	First Lien Secured Debt - Term Loan	S+326, 0.50% Floor	6/20/2031	27,948	27,450	28,070	(15)
Vita Global
Vita Global FinCo Limited	First Lien Secured Debt - Term Loan	SONIA+710, 0.00% Floor	7/6/2027	£16,471	22,335	18,558	(3)(4)(8)(17)
		Total Chemicals			$103,526	$91,031

Commercial Services & Supplies
Allied Universal
Allied Universal Holdco LLC	First Lien Secured Debt - Term Loan	S+385, 0.50% Floor	5/12/2028	$29,215	$29,148	$29,346	(14)
American Express GBT
GBT US III LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	7/25/2031	20,000	19,952	20,123	(8)(15)
Avenu Insights
ACP Avenu Buyer, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	10/2/2029	6,188	6,044	6,095	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	10/2/2029	1,091	1,049	1,051	(4)(9)(11)(15)(28)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	10/2/2029	238	215	222	(4)(9)(11)(15)(28)
					7,308	7,368

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
BDO USA
BDO USA, P.A.	First Lien Secured Debt - Term Loan	S+500, 2.00% Floor	8/31/2028	194,276	191,245	194,277	(4)(9)(14)
Beeline
IQN Holding Corp.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	5/2/2029	64,119	63,700	64,119	(4)(15)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	5/2/2028	2,011	1,982	2,011	(4)(11)(15)(28)
					65,682	66,130
Best Trash
Bingo Group Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	7/10/2031	17,523	17,315	17,348	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	7/10/2031	—	(31)	(54)	(4)(5)(9)(11)(28)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	7/10/2031	63	39	42	(4)(9)(11)(15)(28)
					17,323	17,336
CDK
Central Parent Inc	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	7/6/2029	15,960	15,929	15,769	(15)
Encore
AVSC Holding Corp.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/5/2031	202,349	198,341	198,302	(4)(14)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/5/2029	—	(427)	(433)	(4)(5)(11)(28)
					197,914	197,869
Fortis Fire
Fortis Fire & Safety Holdings LP	Common Equity - Equity Unit	N/A	N/A	9 Shares	90	108	(4)(9)(31)
GardaWorld
Garda World Security Corporation	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	2/1/2029	18,722	18,682	18,828	(8)(14)
Heritage Environmental Services
Heritage Environmental Services, Inc.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	1/31/2031	87,983	86,787	88,642	(4)(9)(15)
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	1/31/2031	11,762	11,705	11,703	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	1/31/2031	—	(30)	(31)	(4)(5)(9)(11)(28)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	1/31/2030	—	(5)	—	(4)(9)(11)(28)
	First Lien Secured Debt - Revolver	S+550, 4.50% Floor	1/31/2030	—	(155)	—	(4)(9)(11)(28)
					98,302	100,314

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
HKA
Mount Olympus Bidco Limited	First Lien Secured Debt - Term Loan	S+575, 0.50% Floor	8/9/2029	13,705	13,419	13,431	(4)(8)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+575, 0.50% Floor	8/9/2029	4,760	4,738	4,665	(4)(8)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+650, 0.50% Floor	8/9/2029	568	538	528	(4)(8)(9)(11)(15)(28)
					18,695	18,624
Ironclad
Ironhorse Purchaser, LLC	First Lien Secured Debt - Term Loan	S+676, 1.00% Floor	9/30/2027	3,037	2,990	2,976	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+676, 1.00% Floor	9/30/2027	—	(21)	(29)	(4)(5)(9)(11)(28)
	First Lien Secured Debt - Revolver	S+676, 1.00% Floor	9/30/2027	157	150	147	(4)(9)(11)(14)(28)
					3,119	3,094
Profile Products
Profile Products LLC	First Lien Secured Debt - Term Loan	S+585, 0.75% Floor	11/12/2027	4,863	4,863	4,863	(4)(16)
QA Group
Ichnaea UK Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+600, 0.00% Floor	10/5/2029	£31,000	36,687	38,809	(3)(4)(8)(9)(17)
R.R. Donnelley
R. R. Donnelley & Sons Company	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	8/8/2029	175,560	170,623	172,049	(4)(9)(14)
Resource Innovations
North Haven RI Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	3/29/2030	11,910	11,695	11,692	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	3/29/2030	1,390	1,350	1,335	(4)(9)(11)(15)(28)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	3/29/2030	1,500	1,456	1,455	(4)(9)(11)(14)(28)
					14,501	14,482
SafetyCo
HEF Safety Ultimate Holdings, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	11/19/2029	10,539	10,313	10,539	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	11/19/2029	—	(30)	—	(4)(9)(11)(28)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	11/17/2029	687	657	687	(4)(9)(11)(15)(28)
					10,940	11,226
SAVATREE
CI (Quercus) Intermediate Holdings, LLC	First Lien Secured Debt - Term Loan	S+515, 0.75% Floor	6/6/2031	17,284	17,116	16,985	(4)(15)
	First Lien Secured Debt - Revolver	S+515, 0.75% Floor	6/6/2031	189	157	149	(4)(11)(14)(28)
					17,273	17,134

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Smith System
Smith Topco, Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	11/6/2029	13,175	12,922	13,175	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	11/6/2029	—	(31)	—	(4)(9)(11)(28)
					12,891	13,175
Stamps.com
Auctane, Inc.	First Lien Secured Debt - Term Loan	S+585, 0.75% Floor	10/5/2028	31,606	31,225	31,606	(4)(9)(16)
SumUp
SumUp Holdings Luxembourg S.a.r.l.	First Lien Secured Debt - Delayed Draw	E+661, 1.50% Floor	5/23/2031	€40,000	42,883	40,657	(3)(4)(8)(11)(20)(28)
Tranzonic
TZ Buyer LLC	First Lien Secured Debt - Term Loan	S+610, 0.75% Floor	8/14/2028	19,750	19,127	19,404	(4)(9)(14)
	First Lien Secured Debt - Term Loan	S+635, 0.75% Floor	8/14/2028	17,603	17,306	17,295	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+610, 0.75% Floor	8/14/2028	49,476	48,647	48,611	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+635, 0.75% Floor	8/12/2028	4,576	4,511	4,496	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+585, 0.75% Floor	8/14/2028	1,737	1,694	1,707	(4)(9)(14)
	First Lien Secured Debt - Revolver	S+635, 0.75% Floor	8/14/2028	182	172	171	(4)(9)(11)(14)(28)
TZ Parent LLC	Common Equity - Equity Unit	N/A	N/A	50 Shares	50	94	(4)(9)(31)
					91,507	91,778
United Site Services
Vortex Opco LLC	First Lien Secured Debt - Term Loan	S+425, 0.50% Floor	12/17/2028	35,177	35,079	22,355	(9)(15)
	First Lien Secured Debt - Term Loan	S+625, 0.50% Floor	4/30/2030	8,380	8,117	8,694	(9)(15)
					43,196	31,049
USA DeBusk
USA DeBusk LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	4/30/2031	13,249	13,064	13,080	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	4/30/2031	550	513	487	(4)(9)(11)(15)(28)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	4/30/2030	550	525	527	(4)(9)(11)(14)(15)(28)
					14,102	14,094
		Total Commercial Services & Supplies			$1,174,080	$1,170,108

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Communications Equipment
CommScope
Commscope, LLC	First Lien Secured Debt - Term Loan	S+550, 2.00% Floor	12/17/2029	$90,000	$88,913	$91,294	(8)(15)
	First Lien Secured Debt - Corporate Bond	9.50%	12/15/2031	11,000	10,757	11,416	(8)
					99,670	102,710
MCA
Mobile Communications America, Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	10/16/2029	8,340	8,163	8,319	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+600, 1.00% Floor	10/16/2029	518	487	511	(4)(9)(11)(14)(15)(28)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	10/16/2029	340	312	336	(4)(9)(11)(15)(28)
					8,962	9,166
Mitel Networks
MLN US Holdco LLC	First Lien Secured Debt - Term Loan	11.13%	10/18/2027	6,395	6,244	4,668	(4)(8)(15)(25)
	Second Lien Secured Debt - Term Loan	11.39%	10/18/2027	38,156	36,810	5,723	(4)(8)(15)(25)
					43,054	10,391
		Total Communications Equipment			$151,686	$122,267

Construction & Engineering
American Restoration
American Restoration Holdings, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	7/24/2030	$6,463	$6,341	$6,350	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	7/24/2030	5,222	5,110	5,105	(4)(9)(11)(15)(28)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	7/24/2030	389	356	358	(4)(9)(11)(15)(28)
					11,807	11,813
Amey
Project Ardent Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+550, 0.00% Floor	11/12/2031	£163,000	203,705	199,978	(3)(4)(8)(17)
Arcosa
Arcosa, Inc.	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	8/12/2031	7,500	7,500	7,570	(8)(14)
Circor
Cube A&D Buyer Inc	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	10/17/2031	14,000	13,991	14,111	(9)(15)
Construction Partners
Construction Partners, Inc.	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	11/3/2031	7,000	6,983	7,048	(8)(14)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Pave America
Pave America Interco, LLC	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	2/7/2028	36,910	36,097	36,356	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+675, 1.00% Floor	2/7/2028	3,373	3,305	3,322	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	2/7/2028	2,350	2,278	2,282	(4)(9)(11)(15)(28)
					41,680	41,960
Traffic Management Solutions
Traffic Management Solutions, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/26/2030	7,379	7,270	7,268	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/26/2030	—	(45)	(46)	(4)(5)(11)(28)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/26/2030	121	100	100	(4)(11)(15)(28)
					7,325	7,322
Trench Plate Rental Co.
Trench Plate Rental Co.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	12/3/2026	44,318	43,974	43,543	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+560, 1.00% Floor	12/3/2026	3,568	3,538	3,489	(4)(9)(11)(15)(28)
Trench Safety Solutions Holdings, LLC	Common Equity - Equity Unit	N/A	N/A	331 Shares	50	32	(4)(9)(31)
					47,562	47,064
		Total Construction & Engineering			$340,553	$336,866

Construction Materials
Hobbs & Associates
Hobbs & Associates LLC/VA	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	7/23/2031	$17,273	$17,251	$17,389	(14)
	First Lien Secured Debt - Delayed Draw	S+325, 0.00% Floor	7/23/2031	1,178	1,179	1,186	(15)(28)
					18,430	18,575
Volunteer Materials
Volunteer AcquisitionCo, LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	9/1/2029	5,131	5,024	5,002	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+650, 1.00% Floor	9/1/2029	378	370	368	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	9/1/2029	—	(15)	(19)	(4)(5)(9)(11)(28)
					5,379	5,351
		Total Construction Materials			$23,809	$23,926

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Consumer Finance
LendingTree
LendingTree, Inc.	First Lien Secured Debt - Term Loan	S+575, 1.50% Floor	3/27/2031	$54,424	$53,168	$54,424	(4)(8)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+575, 1.50% Floor	3/27/2031	—	(316)	—	(4)(8)(9)(11)(28)
		Total Consumer Finance			$52,852	$54,424

Consumer Staples Distribution & Retail
ASDA
Bellis Acquisition Company PLC	First Lien Secured Debt - Term Loan	SONIA+603, 0.00% Floor	10/22/2029	£97,403	$114,725	$121,939	(3)(4)(8)(9)(17)
	First Lien Secured Debt - Term Loan	E+400, 0.00% Floor	5/14/2031	€5,000	5,275	5,073	(3)(8)(9)(20)
					120,000	127,012
Elida Beauty
PHOENIX YW BUYER, INC.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	5/31/2030	12,206	11,952	11,962	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	5/31/2030	—	(35)	(34)	(4)(5)(9)(11)(28)
					11,917	11,928
Patriot Pickle
Patriot Foods Buyer, Inc.	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	12/24/2029	6,518	6,404	6,453	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+600, 1.00% Floor	12/22/2029	—	(21)	(25)	(4)(5)(9)(11)(28)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	12/22/2029	—	(16)	(9)	(4)(5)(9)(11)(28)
					6,367	6,419
Protein for Pets
Protein For Pets Opco, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	9/20/2030	45,057	44,236	44,268	(4)(9)(14)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	9/20/2030	—	(83)	(83)	(4)(5)(9)(11)(28)
					44,153	44,185
Rise Baking
Viking Baked Goods Acquisition Corporation	First Lien Secured Debt - Term Loan	S+500, 0.00% Floor	10/24/2031	160,000	157,635	157,600	(4)(14)
		Total Consumer Staples Distribution & Retail			$340,072	$347,144

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Containers & Packaging
Ardagh Metal
Ardagh Metal Packaging Finance plc	First Lien Secured Debt - Term Loan	E+450, 1.00% Floor	9/24/2029	€59,921	$66,493	$61,603	(3)(4)(8)(19)
Berlin Packaging
Berlin Packaging L.L.C.	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	6/7/2031	20,958	20,980	21,104	(14)
BOX Partners
Bp Purchaser LLC	First Lien Secured Debt - Term Loan	S+576, 0.75% Floor	12/11/2028	7,313	7,313	6,654	(4)(15)
Tekni-Plex
Trident TPI Holdings, Inc.	First Lien Secured Debt - Term Loan	S+375, 0.50% Floor	9/15/2028	42,286	42,252	42,718	(14)
		Total Containers & Packaging			$137,038	$132,079

Distributors
ORS Nasco
WC ORS Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	8/7/2031	$75,129	$74,047	$74,002	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/7/2031	—	(102)	(215)	(4)(5)(9)(11)(28)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/7/2031	3,730	3,526	3,515	(4)(9)(11)(15)(28)
WC ORS Holdings, L.P.	Common Equity - Limited Partnership	N/A	N/A	90,443 Shares	90	93	(4)(9)(31)
					77,561	77,395
PureStar
AMCP Clean Acqusition Company, LLC	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	6/15/2028	94,288	93,102	94,641	(9)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	6/15/2028	3,040	3,025	3,051	(9)(11)(15)(28)
					96,127	97,692
		Total Distributors			$173,688	$175,087

Diversified Consumer Services
Accelerate Learning
Eagle Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	3/22/2030	$20,167	$19,675	$20,066	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+675, 1.00% Floor	3/22/2030	2,813	2,749	2,785	(4)(9)(11)(15)(28)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	3/22/2029	3,947	3,859	3,888	(4)(9)(14)(15)(28)
					26,283	26,739

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)		Cost (29)	Fair Value (1)(30)
Adevinta
Aurelia Netherlands Midco 2 B.V.	First Lien Secured Debt - Term Loan	E+586, 0.00% Floor	5/29/2031		€99,299	105,775	101,831	(3)(4)(8)(9)(20)
Cognita Schools
Lernen US Finco LLC	First Lien Secured Debt - Term Loan	S+400, 0.50% Floor	10/27/2031		7,500	7,463	7,594	(8)(15)
Excelligence
Excelligence Learning Corporation	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	1/18/2030		84,798	83,305	83,950	(4)(9)(15)
	First Lien Secured Debt - Revolver	P+575, 1.00% Floor	1/18/2030		814	584	678	(4)(9)(11)(23)(28)
						83,889	84,628
Greencross
Vermont Aus Pty Ltd	First Lien Secured Debt - Term Loan	BBSW+575, 0.75% Floor	3/23/2028	A$	157,535	106,887	97,019	(3)(4)(8)(9)(24)
ISP
International Schools Partnership Limited	First Lien Secured Debt - Delayed Draw	E+525, 0.00% Floor	7/6/2028		€—	(1,373)	(1,373)	(3)(4)(5)(8)(11)(28)
SERVPRO
One Silver Serve, LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	12/18/2028		21,102	20,926	20,891	(4)(14)
	First Lien Secured Debt - Delayed Draw	S+535, 1.00% Floor	12/18/2028		12,766	12,599	12,575	(4)(11)(15)(28)
	First Lien Secured Debt - Revolver	S+535, 1.00% Floor	12/18/2028		—	(39)	(48)	(4)(5)(11)(28)
						33,486	33,418
Walter's Wedding
WH BorrowerCo, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	8/1/2030		25,827	25,460	25,440	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	8/1/2030		—	(205)	(220)	(4)(5)(9)(11)(28)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	8/1/2030		2,201	2,138	2,133	(4)(9)(11)(15)(28)
						27,393	27,353
		Total Diversified Consumer Services				$389,803	$377,209

Electric Utilities
Congruex
Congruex Group LLC	First Lien Secured Debt - Term Loan	S+165 (Includes 5.00% PIK)	5/3/2029		$29,847	$29,330	$23,225	(9)(15)
GridTek
BGIF IV Fearless Utility Services, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	6/9/2031		135,058	133,787	133,708	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	6/9/2031		—	(226)	(491)	(4)(5)(9)(11)(28)
	First Lien Secured Debt - Revolver	S+500, 0.50% Floor	6/7/2030		—	(214)	(235)	(4)(5)(9)(11)(28)
						133,347	132,982

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Thunder Generation
Thunder Generation Funding LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	10/3/2031	29,925	29,814	30,158	(15)
Westinghouse
Brookfield WEC Holdings Inc.	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	1/27/2031	9,975	9,984	9,995	(14)
		Total Electric Utilities			$202,475	$196,360

Electrical Equipment
Antylia Scientific
CPI Buyer, LLC	First Lien Secured Debt - Term Loan	S+576, 0.75% Floor	11/1/2028	$30,748	$30,748	$30,440	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+576, 0.75% Floor	11/1/2028	4,109	4,102	4,062	(4)(11)(15)(28)
	First Lien Secured Debt - Revolver	S+576, 0.75% Floor	10/30/2026	—	—	(33)	(4)(5)(11)(28)
					34,850	34,469
International Wire Group
IW Buyer LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	6/28/2029	20,165	19,777	19,964	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	6/28/2029	—	(71)	(31)	(4)(5)(9)(11)(28)
					19,706	19,933
Trescal
Ruler Bidco S.A R.L.	First Lien Secured Debt - Term Loan	E+550, 0.00% Floor	4/29/2030	€28,282	30,333	28,857	(3)(4)(8)(9)(19)
	First Lien Secured Debt - Term Loan	S+550, 0.50% Floor	4/29/2030	11,498	11,214	11,412	(4)(8)(9)(15)
	First Lien Secured Debt - Delayed Draw	E+650, 0.00% Floor	4/29/2030	€11,200	12,078	11,427	(3)(4)(8)(9)(19)
	First Lien Secured Debt - Delayed Draw	E+500, 0.00% Floor	4/29/2030	€4,990	5,506	4,978	(3)(4)(8)(9)(11)(19)(28)
					59,131	56,674
		Total Electrical Equipment			$113,687	$111,076

Electronic Equipment, Instruments & Components
Kidde
Lsf12 Crown US Commercial Bidco, LLC	First Lien Secured Debt - Term Loan	S+425, 0.00% Floor	12/2/2031	$7,320	$7,246	$7,320	(14)
Lightning Power
Lightning Power, LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	8/18/2031	11,471	11,419	11,616	(14)(15)
Madison Safety
Madison Safety & Flow LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	9/26/2031	8,978	8,987	9,054	(14)
		Total Electronic Equipment, Instruments & Components			$27,652	$27,990

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Energy Equipment & Services
Camin Cargo
Camin Cargo Control Holdings, Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	12/7/2029	$31,223	$30,615	$30,855	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+600, 1.00% Floor	12/7/2029	—	(44)	(56)	(4)(5)(9)(11)(28)
	First Lien Secured Debt - Revolver	P+550, 1.00% Floor	12/7/2029	2,618	2,528	2,562	(4)(9)(11)(15)(23)(28)
		Total Energy Equipment & Services			$33,099	$33,361

Entertainment
Chernin Entertainment
Jewel Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+560, 0.50% Floor	7/1/2027	$87,577	$86,002	$87,577	(4)(9)(15)
		Total Entertainment			$86,002	$87,577

Financial Services
AffiniPay
Eclipse Buyer, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	9/8/2031	$22,738	$22,517	$22,511	(4)(14)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	9/8/2031	—	(19)	(39)	(4)(5)(11)(28)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	9/8/2031	—	(19)	(20)	(4)(5)(11)(28)
Eclipse Topco, Inc.	Preferred Equity - Preferred Stocks	N/A	N/A	6,302,250 Shares	5,940	6,176	(4)(31)
					28,419	28,628
Alpha FMC
Actium Midco 3	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	8/30/2031	£35,254	45,403	44,025	(3)(4)(8)(17)
	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	8/30/2031	41,610	40,778	41,506	(4)(8)(16)
	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	8/30/2031	€18,790	20,355	19,318	(3)(4)(8)(20)
	First Lien Secured Debt - Delayed Draw	SONIA+525, 0.00% Floor	8/30/2031	£—	(225)	(112)	(3)(4)(5)(8)(11)(28)
					106,311	104,737
Alter Domus
Chrysaor Bidco Sarl	First Lien Secured Debt - Term Loan	S+350, 0.50% Floor	7/17/2031	6,052	6,052	6,111	(8)(14)
	First Lien Secured Debt - Delayed Draw	S+350, 0.50% Floor	5/14/2031	—	—	—	(8)(28)
					6,052	6,111

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
ASC Engineered Solutions
Tailwind Fire Flow Investor, LP	Common Equity - Membership Interest	N/A	N/A	100 Shares	101	101	(4)(31)
Ascensus Holdings, Inc.
Ascensus Holdings, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	8/2/2028	41,560	41,309	41,975	(14)
AssetMark
GTCR Everest Borrower, LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	9/5/2031	8,000	7,981	8,042	(15)
Crete PA
Crete PA Holdco, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/25/2030	23,256	23,141	23,140	(4)(14)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/25/2030	—	(57)	(58)	(4)(5)(11)(28)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/25/2030	—	(17)	(17)	(4)(5)(11)(28)
					23,067	23,065
Dechra
Dechra Finance US LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	12/3/2031	9,000	8,978	9,053	(8)(14)
Evelyn
Violin Finco Guernsey Limited	First Lien Secured Debt - Term Loan	SONIA+550, 0.00% Floor	6/24/2031	£79,678	100,123	98,752	(3)(4)(8)(9)(17)
	First Lien Secured Debt - Delayed Draw	SONIA+550, 0.00% Floor	6/24/2031	£—	(31)	(67)	(3)(4)(5)(8)(9)(11)(28)
					100,092	98,685
GC Waves
GC Waves Holdings, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	10/4/2030	63,530	63,453	63,276	(4)(14)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	10/4/2030	4,031	3,850	3,897	(4)(11)(14)(28)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/4/2030	—	(3)	(11)	(4)(5)(11)(28)
					67,300	67,162
Gen II
PEX Holdings LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	11/26/2031	15,357	15,319	15,453	(15)
ISIO
Madonna Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	9/26/2031	£23,819	30,300	29,223	(3)(4)(8)(17)
	First Lien Secured Debt - Delayed Draw	SONIA+525, 0.00% Floor	10/25/2031	£—	(62)	(61)	(3)(4)(5)(8)(11)(28)
					30,238	29,162

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Jensen Hughes
Jensen Hughes, Inc	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	9/1/2031	78,054	76,923	76,883	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	9/1/2031	—	(157)	(407)	(4)(5)(11)(28)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	9/1/2031	—	(126)	(132)	(4)(5)(11)(28)
					76,640	76,344
Nexity
Evoriel	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	4/2/2031	€43,574	46,057	44,572	(3)(4)(8)(9)(20)
	First Lien Secured Debt - Delayed Draw	E+525, 0.00% Floor	4/2/2031	€7,470	8,414	7,447	(3)(4)(8)(9)(11)(20)(28)
					54,471	52,019
Ocorian
Orthrus Ltd	First Lien Secured Debt - Term Loan	S+625, 1.00% Floor	12/5/2031	42,268	41,634	41,634	(4)(8)(15)
	First Lien Secured Debt - Term Loan	SONIA+625, 0.00% Floor	12/5/2031	£17,915	22,502	22,091	(3)(4)(8)(17)
	First Lien Secured Debt - Term Loan	E+625, 0.00% Floor	12/5/2031	€15,998	16,679	16,323	(3)(4)(8)(19)
	First Lien Secured Debt - Delayed Draw	SONIA+625, 0.00% Floor	12/5/2031	£—	(239)	(235)	(3)(4)(5)(8)(11)(28)
					80,576	79,813
Paymentsense
Hurricane Cleanco Limited	First Lien Secured Debt - Term Loan	12.50% (includes 6.25% PIK)	11/21/2029	£50,024	59,258	61,059	(3)(4)(8)(9)
PIB
Paisley Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+475, 0.00% Floor	5/7/2031	£83,858	104,170	104,194	(3)(4)(8)(9)(17)
	First Lien Secured Debt - Term Loan	E+475, 0.00% Floor	5/7/2031	€28,797	30,762	29,606	(3)(4)(8)(9)(20)
	First Lien Secured Debt - Delayed Draw	SONIA+525, 0.00% Floor	5/7/2031	£3,813	4,690	4,720	(3)(4)(8)(9)(11)(17)(28)
					139,622	138,520
PMA
PMA Parent Holdings, LLC	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	1/31/2031	14,013	13,869	13,865	(4)(15)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	1/31/2031	—	(10)	(10)	(4)(5)(11)(28)
					13,859	13,855
Stretto
Stretto, Inc.	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	10/13/2028	125,933	123,913	125,303	(4)(9)(15)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Strongpoint
Howardsimon LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	12/13/2030	21,176	21,124	21,124	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	12/13/2030	12,000	11,887	11,922	(4)(11)(15)(28)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	12/13/2030	—	(9)	(9)	(4)(5)(11)(28)
					33,002	33,037
Title Resource Group
RE Closing Buyer Corp.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	9/27/2031	114,713	112,493	112,418	(4)(8)(9)(15)
Truvant
NPPI Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	8/20/2029	25,725	25,362	25,339	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	8/20/2029	—	(43)	(83)	(4)(5)(9)(11)(28)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	8/20/2029	—	(55)	(55)	(4)(5)(9)(11)(28)
					25,264	25,201
VEPF VII
VEPF VII Holdings, L.P.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	2/28/2028	19,776	19,715	20,037	(4)(8)(15)
		Total Financial Services			$1,173,980	$1,169,780

Financing
Singular Bank
Pluto Holdco Limited	First Lien Secured Debt - Term Loan	7.32% PIK	6/9/2025	€12,976	$14,018	$13,408	(3)(4)(8)(9)(19)
		Total Financing			$14,018	$13,408

Food Products
Nutpods
Green Grass Foods, Inc.	First Lien Secured Debt - Term Loan	S+625, 1.00% Floor	12/26/2029	$3,713	$3,648	$3,703	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	12/26/2029	—	(21)	(3)	(4)(5)(9)(11)(28)
Nutpods Holdings, Inc.	Common Equity - Stock	N/A	N/A	125 Shares	125	153	(4)(9)(31)
		Total Food Products			$3,752	$3,853

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Ground Transportation
Boasso
Channelside AcquisitionCo, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	6/30/2028	$39,929	$39,224	$39,829	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	6/30/2028	—	(21)	(11)	(4)(5)(9)(11)(28)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	7/1/2026	—	(2)	(10)	(4)(5)(9)(11)(28)
					39,201	39,808
First Student
First Student Bidco Inc.	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	7/21/2028	4,408	4,414	4,422	(15)
Genesee & Wyoming
Genesee & Wyoming Inc.	First Lien Secured Debt - Term Loan	S+175, 0.00% Floor	4/10/2031	4,988	4,988	4,984	(15)
Olympus Terminals
Olympus Terminals Holdco II LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	12/17/2030	37,255	36,515	36,510	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	12/17/2030	—	(119)	(120)	(4)(5)(11)(28)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	12/17/2030	—	(199)	(200)	(4)(5)(11)(28)
					36,197	36,190
Transportation Insight
TI Intermediate Holdings, LLC	First Lien Secured Debt - Term Loan	S+460 (Includes 1.00% PIK)	6/18/2027	7,352	7,352	4,080	(4)(15)
		Total Ground Transportation			$92,152	$89,484

Health Care Equipment & Supplies
Corpuls
Heartbeat BidCo GmbH	First Lien Secured Debt - Term Loan	E+650, 0.50% Floor	6/28/2030	€20,000	$21,460	$20,613	(3)(4)(8)(9)(19)
Medline
Medline Borrower LP	First Lien Secured Debt - Term Loan	S+225, 0.50% Floor	10/23/2028	29,935	29,970	30,075	(14)
Resonetics
Resonetics, LLC	First Lien Secured Debt - Term Loan	S+325, 0.75% Floor	6/18/2031	9,975	9,963	10,051	(14)
TerSera Therapeutics
TerSera Therapeutics LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	4/4/2029	16,750	16,433	16,750	(4)(9)(14)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	4/4/2029	—	(24)	—	(4)(9)(11)(28)
					16,409	16,750

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Treace Medical Concepts
Treace Medical Concepts, Inc.	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	4/1/2027	7,292	7,273	7,219	(4)(8)(9)(14)(26)
	First Lien Secured Debt - Delayed Draw	S+610, 1.00% Floor	4/1/2027	—	—	(44)	(4)(5)(8)(9)(26)(28)
	First Lien Secured Debt - Revolver	S+410, 1.00% Floor	4/1/2027	200	200	185	(4)(8)(9)(11)(14)(26)(28)
					7,473	7,360
Zest Dental Solutions
Zest Acquisition Corp.	First Lien Secured Debt - Term Loan	S+551, 0.00% Floor	2/8/2028	20,838	20,637	21,099	(15)
Zeus
Zeus Company LLC	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	2/28/2031	53,763	53,026	54,300	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	2/28/2031	3,518	3,428	3,554	(4)(9)(11)(15)(28)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	2/28/2030	—	(98)	—	(4)(9)(11)(28)
					56,356	57,854
		Total Health Care Equipment & Supplies			$162,268	$163,802

Health Care Providers & Services
Advarra
Advarra Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	9/13/2031	$134,261	$133,611	$133,590	(4)(9)(14)
	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	9/15/2031	54,001	53,739	53,731	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	9/15/2031	—	(30)	(62)	(4)(5)(9)(11)(28)
					187,320	187,259
Affordable Care
ACI Group Holdings, Inc.	First Lien Secured Debt - Term Loan	S+285, 0.75% Floor	8/2/2028	4,924	4,924	4,850	(4)(14)
All Star Healthcare
All Star Recruiting Locums, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	5/1/2030	6,922	6,795	6,887	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	5/1/2030	—	(16)	(9)	(4)(5)(9)(11)(28)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	5/1/2030	217	194	211	(4)(9)(11)(15)(28)
					6,973	7,089
Allied Benefit Systems
Allied Benefit Systems Intermediate LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	10/31/2030	78,029	77,002	78,029	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	10/31/2030	14,310	14,108	14,310	(4)(9)(14)
					91,110	92,339

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Athenahealth
Athenahealth Group Inc.	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	2/15/2029	51,433	50,787	51,662	(14)
CNSI
Acentra Holdings, LLC	First Lien Secured Debt - Term Loan	S+550, 0.50% Floor	12/17/2029	37,705	36,776	37,328	(4)(9)(15)
	First Lien Secured Debt - Term Loan	S+575, 0.50% Floor	12/17/2028	2,935	2,885	2,920	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 0.50% Floor	12/17/2029	—	(48)	(74)	(4)(5)(9)(11)(28)
	First Lien Secured Debt - Revolver	S+550, 0.50% Floor	12/17/2029	427	342	387	(4)(9)(11)(15)(28)
					39,955	40,561
Concentra Health Services
Concentra Health Services Inc	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	7/26/2031	7,481	7,472	7,547	(8)(14)
CoreTrust
Coretrust Purchasing Group LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	10/1/2029	37,611	36,836	37,235	(4)(14)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	10/1/2029	—	(77)	(79)	(4)(5)(11)(28)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	10/1/2029	—	(97)	(47)	(4)(5)(11)(28)
					36,662	37,109
CorroHealth
Coding Solutions Acquisition Inc	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	8/7/2031	36,069	35,592	35,527	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/7/2031	—	(71)	(82)	(4)(5)(11)(28)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/7/2031	3,006	2,957	2,954	(4)(11)(16)(28)
					38,478	38,399
Dental Care Alliance
DCA Investment Holding LLC	First Lien Secured Debt - Term Loan	S+641, 0.75% Floor	4/3/2028	2,424	2,424	2,352	(4)(15)
Eating Recovery Center
ERC Topco Holdings, LLC	First Lien Secured Debt - Term Loan	S+625 (Includes 3.25% PIK)	11/9/2028	35,308	35,308	13,505	(4)(15)(25)
	First Lien Secured Debt - Term Loan	11.12% PIK	11/10/2028	882	882	338	(4)(15)(25)
	First Lien Secured Debt - Term Loan	11.12% PIK	11/10/2027	19	19	7	(4)(14)(25)
	First Lien Secured Debt - Revolver	S+625 (Includes 3.25% PIK)	11/10/2027	2,412	2,404	439	(4)(14)(25)(28)
					38,613	14,289

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Ensemble Health
Ensemble RCM, LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	8/1/2029	31,485	31,375	31,755	(14)(15)
ExamWorks
Electron BidCo Inc.	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	11/1/2028	4,974	4,977	4,999	(14)
Exemplar Healthcare
EHC Holdings Holdco Limited	First Lien Secured Debt - Term Loan	SONIA+575, 0.00% Floor	9/30/2031	£48,000	62,925	58,889	(3)(4)(8)(17)
	First Lien Secured Debt - Delayed Draw	SONIA+575, 0.00% Floor	9/30/2031	£2,400	2,236	2,404	(3)(4)(8)(11)(17)(28)
					65,161	61,293
Gainwell
Gainwell Acquisition Corp.	First Lien Secured Debt - Term Loan	S+410, 0.75% Floor	10/1/2027	57,210	55,652	55,558	(15)
Gateway Services
Gateway US Holdings, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/22/2028	64,583	64,278	64,260	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	9/22/2026	14,837	14,837	14,763	(4)(15)
	First Lien Secured Debt - Term Loan	S+490, 0.75% Floor	9/22/2028	5,346	5,267	5,319	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	9/22/2026	6,942	6,877	6,908	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	11/14/2026	—	—	(21)	(4)(5)(11)(28)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	9/22/2026	—	(10)	(13)	(4)(5)(11)(28)
					91,249	91,216
Hanger
Hanger, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	10/23/2031	18,605	18,548	18,811	(14)
	First Lien Secured Debt - Delayed Draw	S+350, 0.00% Floor	10/23/2031	—	(7)	—	(11)(14)(28)
					18,541	18,811
Legacy.com
Lotus Topco Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	6/7/2030	11,706	11,543	11,530	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	6/7/2030	—	(40)	(88)	(4)(5)(11)(28)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	6/7/2030	—	(32)	(35)	(4)(5)(11)(28)
					11,471	11,407
Omega Healthcare
OMH-Healthedge Holdings, Inc.	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	10/8/2029	107,459	105,189	107,459	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	10/8/2029	—	(234)	—	(4)(9)(11)(28)
					104,955	107,459

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Parexel
Phoenix Newco, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	11/15/2028	19,568	19,550	19,727	(14)
Practice Plus Group
Practice Plus Group Bidco Limited / Practice Plus Group Holdings Limited	First Lien Secured Debt - Term Loan	SONIA+625, 0.50% Floor	11/19/2029	£10,000	11,647	12,237	(3)(4)(8)(9)(17)
	First Lien Secured Debt - Term Loan	SONIA+650, 0.50% Floor	11/19/2029	£5,000	6,180	6,119	(3)(4)(8)(9)(17)
					17,827	18,356
Public Partnerships
PPL Acquisition LLC	First Lien Secured Debt - Term Loan	S+635, 0.75% Floor	7/1/2028	8,388	8,228	8,095	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+635, 0.75% Floor	7/1/2028	—	(12)	(35)	(4)(5)(9)(11)(28)
PPL Equity LP	Preferred Equity - Preferred Stocks	N/A	N/A	50,000 Shares	50	50	(4)(9)(31)
	Preferred Equity - Equity Unit	N/A	N/A	50,000 Shares	50	—	(4)(9)(31)
					8,316	8,110
Smile Brands
Smile Brands Inc.	First Lien Secured Debt - Term Loan	S+610 (Includes 1.29% PIK)	10/12/2027	7,561	7,561	6,918	(4)(15)
Southern Veterinary Partners
Southern Veterinary Partners, LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	12/4/2031	25,000	24,876	25,208	(15)
Team Select
TS Investors, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	5/4/2029	7,668	7,486	7,572	(4)(9)(14)
	First Lien Secured Debt - Term Loan	S+660, 1.00% Floor	5/4/2029	7,609	7,505	7,514	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+560, 1.00% Floor	5/4/2029	440	419	421	(4)(9)(11)(14)(28)
	First Lien Secured Debt - Delayed Draw	S+560, 1.00% Floor	11/4/2025	—	(16)	(29)	(4)(5)(9)(28)
	First Lien Secured Debt - Revolver	S+560, 1.00% Floor	5/4/2029	—	(16)	(9)	(4)(5)(9)(11)(28)
					15,378	15,469
Tivity Health
Tivity Health, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/28/2029	112,423	111,196	112,985	(4)(9)(14)
Vizient
Vizient, Inc.	First Lien Secured Debt - Term Loan	S+200, 0.50% Floor	8/1/2031	6,239	6,224	6,295	(14)
		Total Health Care Providers & Services			$1,099,027	$1,079,022

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)		Cost (29)	Fair Value (1)(30)
Health Care Technology
Clario
eResearchTechnology, Inc.	First Lien Secured Debt - Term Loan	S+400, 1.00% Floor	2/4/2027		$19,768	$19,386	$19,915	(14)
Imprivata
Imprivata, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.50% Floor	12/1/2027		11,909	11,957	12,005	(15)
Novotech
Novotech SG Holdings Pte. Ltd./ Novotech Aus Bidco Pty Ltd/Novotech Holdings USA LLC	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	6/27/2031		42,857	42,349	42,351	(4)(8)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 0.00% Floor	6/27/2031		500	417	416	(4)(8)(9)(11)(16)(28)
						42,766	42,767
Press Ganey
Azalea TopCo, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	4/30/2031		4,627	4,632	4,646	(14)
Wellsky
Project Ruby Ultimate Parent Corp.	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	3/10/2028		41,790	41,620	42,038	(15)
		Total Health Care Technology				$120,361	$121,371

Hotels, Restaurants & Leisure
Bally's
Bally's Corp	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	10/2/2028		$496	$480	$470	(8)(15)
Caesars Entertainment
Caesars Entertainment, Inc.	First Lien Secured Debt - Term Loan	S+225, 0.50% Floor	2/6/2031		7,462	7,446	7,488	(8)(14)
Delivery Hero
Delivery Hero Finco Germany GmbH	First Lien Secured Debt - Term Loan	K+500, 0.50% Floor	12/12/2029	₩	194,831,194	138,676	133,668	(3)(4)(8)(9)(18)
Delivery Hero SE	Unsecured Debt - Convertible Bond	3.37%	2/21/2030		€100	96	103	(3)(8)(9)
						138,772	133,771
Formula One
Delta 2	First Lien Secured Debt - Term Loan	S+200, 0.50% Floor	9/30/2031		3,333	3,333	3,346	(8)(15)
	First Lien Secured Debt - Term Loan	S+200, 0.50% Floor	9/10/2031		1,667	1,667	1,673	(8)(15)
						5,000	5,019

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
JOA
Joker Holdco 3 S.a r.l.	First Lien Secured Debt - Term Loan	E+611, 0.00% Floor	4/19/2031	€137,000	143,261	140,847	(3)(4)(8)(9)(19)
Life Time Fitness
Life Time, Inc.	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	11/5/2031	12,000	11,970	12,064	(8)(14)
Nottingham Forest FC
Nottingham Forest Football Club Limited	First Lien Secured Debt - Term Loan	8.75%	12/20/2027	£25,000	31,136	30,985	(3)(4)
PARS
PARS Group LLC	First Lien Secured Debt - Term Loan	S+685, 1.50% Floor	4/3/2028	8,794	8,707	8,662	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+685, 1.50% Floor	4/3/2028	—	—	(14)	(4)(5)(9)(28)
					8,707	8,648
Playa Hotels & Resorts
Playa Resorts Holding B.V.	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	1/5/2029	4,975	4,980	4,985	(8)(14)
Scientific Games Lottery
Scientific Games Holdings LP	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	4/4/2029	18,927	18,922	18,996	(15)
Sky Zone
CircusTrix Holdings LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	7/18/2028	12,423	12,186	12,423	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+650, 1.00% Floor	7/18/2028	1,284	1,257	1,284	(4)(9)(11)(14)(28)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	7/18/2028	806	792	806	(4)(9)(14)(28)
					14,235	14,513
Sports Invest
Sports Invest Holdings Ltd.	First Lien Secured Debt - Term Loan	10.50%	10/3/2029	£25,000	32,183	30,437	(3)(4)(8)
		Total Hotels, Restaurants & Leisure			$417,092	$408,223

Household Durables
Ergotron
Ergotron Acquisition, LLC	First Lien Secured Debt - Term Loan	S+536, 0.75% Floor	7/6/2028	$8,930	$8,813	$8,930	(4)(14)
Ergotron Investments, LLC	Common Equity - Equity Unit	N/A	N/A	500 Shares	50	65	(4)(31)
					8,863	8,995

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
HOV
K Hovnanian Enterprises Inc	First Lien Secured Debt - Revolver	S+450, 3.00% Floor	6/30/2026	5,600	3,259	3,500	(4)(8)(9)(11)(14)(28)
	First Lien Secured Debt - Corporate Bond	11.75%	9/30/2029	1,950	1,905	2,131	(8)(9)
	First Lien Secured Debt - Corporate Bond	8.00%	9/30/2028	2,000	1,984	2,033	(8)(9)
					7,148	7,664
Polywood
Poly-Wood, LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	3/20/2030	121,987	119,512	121,987	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	3/20/2030	—	(226)	—	(4)(9)(11)(28)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	3/20/2030	—	(452)	—	(4)(9)(11)(28)
					118,834	121,987
Weber-Stephen Products
Weber-Stephen Products LLC	First Lien Secured Debt - Term Loan	S+325, 0.75% Floor	10/30/2027	10,694	10,160	10,678	(14)
		Total Household Durables			$145,005	$149,324

Household Products
Action
Peer Holding III B.V.	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	7/1/2031	$7,648	$7,648	$7,701	(8)(15)
Advantice Health
Jazz AH Holdco, LLC	First Lien Secured Debt - Term Loan	S+510, 0.75% Floor	4/3/2028	7,038	7,038	6,903	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+510, 0.75% Floor	4/3/2028	119	119	117	(4)(15)
	First Lien Secured Debt - Revolver	S+510, 0.75% Floor	4/3/2028	240	233	225	(4)(11)(16)(28)
					7,390	7,245
Ardagh
Ardagh Group S.A.	First Lien Secured Debt - Term Loan	8.88%	7/2/2029	€99,000	105,154	101,524	(3)(4)(8)(9)
		Total Household Products			$120,192	$116,470

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Independent Power & Renewable Electricity Producers
Calpine Corporation
Calpine Corporation	First Lien Secured Debt - Term Loan	S+175, 0.00% Floor	1/31/2031	$4,987	$4,992	$4,979	(14)
Esdec
Esdec Solar Group B.V.	First Lien Secured Debt - Term Loan	E+625, 0.50% Floor	8/30/2028	€48,141	53,209	45,378	(3)(4)(8)(9)(19)
	First Lien Secured Debt - Delayed Draw	E+611, 0.50% Floor	8/30/2028	€15,194	16,777	14,224	(3)(4)(8)(9)(11)(19)(28)
					69,986	59,602
		Total Independent Power & Renewable Electricity Producers			$74,978	$64,581

Insurance
Alera Group
Alera Group, Inc.	First Lien Secured Debt - Term Loan	S+535, 0.75% Floor	10/2/2028	$25,709	$25,319	$25,709	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+585, 0.75% Floor	10/2/2028	37,361	37,135	37,734	(4)(9)(11)(14)(28)
	First Lien Secured Debt - Delayed Draw	S+535, 0.75% Floor	10/2/2028	29,738	29,323	29,738	(4)(9)(14)
					91,777	93,181
Alliant Holdings
Alliant Holdings Intermediate, LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	9/19/2031	18,953	18,918	19,025	(14)
AssuredPartners
AssuredPartners, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.50% Floor	2/14/2031	34,575	34,534	34,689	(14)
Asurion
Asurion, LLC	First Lien Secured Debt - Term Loan	S+336, 0.00% Floor	7/31/2027	34,978	34,815	34,942	(14)
	First Lien Secured Debt - Term Loan	S+336, 0.00% Floor	12/23/2026	8,085	8,042	8,089	(14)
					42,857	43,031
Broadstreet Partners
BroadStreet Partners, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	6/13/2031	9,975	9,987	10,021	(14)
Galway
Galway Borrower LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	9/29/2028	33,994	33,684	34,079	(9)(15)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	9/29/2028	700	680	702	(4)(9)(11)(15)(28)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	9/29/2028	251	224	251	(4)(9)(11)(15)(28)
					34,588	35,032

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Higginbotham
HIG Intermediate, Inc.	Preferred Equity - Preferred Stocks	N/A	N/A	50,000 Shares	49	49	(4)(31)
Higginbotham Insurance Agency, Inc.	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	11/24/2028	122,959	122,767	122,959	(4)(14)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	11/24/2028	6,649	6,513	6,649	(4)(11)(14)(28)
					129,329	129,657
Hilb Group
Thg Acquisition, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	10/31/2031	89,928	89,059	89,029	(4)(14)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	10/31/2031	—	(97)	(100)	(4)(5)(11)(28)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/31/2031	745	648	644	(4)(11)(14)(28)
					89,610	89,573
Howden Group
Hyperion Refinance Sarl	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	2/15/2031	47,184	47,007	47,565	(8)(14)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	2/15/2031	66,000	64,003	64,900	(4)(8)(11)(15)(28)
					111,010	112,465
Hub International
Hub International Limited	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	6/20/2030	4,963	4,979	4,999	(15)
Patriot Growth Insurance Services
Patriot Growth Insurance Services, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	10/16/2028	31,815	31,815	31,815	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	10/16/2028	4,216	4,164	4,216	(4)(11)(15)(28)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	10/16/2028	1,156	1,156	1,156	(4)(11)(14)(28)
					37,135	37,187
Risk Strategies
Accession Risk Management Group, Inc.	First Lien Secured Debt - Term Loan	S+490, 0.75% Floor	11/1/2029	51,122	51,013	50,984	(4)(15)
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	11/1/2029	6,940	6,916	6,922	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	11/1/2029	—	19	(62)	(4)(5)(11)(28)
	First Lien Secured Debt - Revolver	S+490, 0.75% Floor	11/1/2029	—	(3)	(2)	(4)(5)(11)(28)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	11/1/2029	—	—	(8)	(4)(5)(11)(28)
					57,945	57,834

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Safe-Guard
SG Acquisition, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	4/3/2030	94,366	93,123	94,365	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	4/3/2030	—	(51)	—	(4)(9)(11)(28)
					93,072	94,365
Sedgwick
Sedgwick Claims Management Services, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	7/31/2031	9,975	9,951	10,047	(8)(15)
Truist
Truist Insurance Holdings, LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	5/6/2031	8,149	8,135	8,186	(15)
	First Lien Secured Debt - Revolver	S+351, 0.00% Floor	5/6/2029	—	(489)	(435)	(4)(5)(11)(28)
					7,646	7,751
		Total Insurance			$773,338	$778,857

IT Services
Anaplan
Anaplan, Inc.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	6/21/2029	$159,692	$157,461	$159,293	(4)(15)
	First Lien Secured Debt - Revolver	S+575, 0.75% Floor	6/21/2028	—	(106)	(23)	(4)(5)(11)(28)
					157,355	159,270
Astek
FINANCIERE ASTEK	First Lien Secured Debt - Term Loan	E+650, 0.00% Floor	4/25/2031	€50,293	52,578	51,315	(3)(4)(8)(9)(19)
	First Lien Secured Debt - Delayed Draw	E+650, 0.00% Floor	4/25/2031	€14,758	15,574	14,962	(3)(4)(8)(9)(11)(19)(28)
					68,152	66,277
Genesys Cloud
Greeneden U.S. Holdings II, LLC	First Lien Secured Debt - Term Loan	S+300, 0.75% Floor	12/1/2027	18,760	18,760	18,942	(14)
Peraton
Peraton Corp.	First Lien Secured Debt - Term Loan	S+385, 0.75% Floor	2/1/2028	37,338	37,180	34,837	(14)
Sysnet North America
Sysnet North America, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	8/6/2030	21,000	20,701	20,685	(4)(15)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/6/2030	2,105	2,050	2,046	(4)(11)(15)(28)
					22,751	22,731

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Vensure
Vensure Employer Services, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	9/27/2031	126,956	125,720	125,686	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	9/27/2031	8,018	7,805	7,657	(4)(9)(11)(15)(28)
					133,525	133,343
Version 1
Investment Company 24 Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+515, 0.00% Floor	7/11/2029	£6,559	7,663	8,150	(3)(4)(8)(9)(17)
	First Lien Secured Debt - Term Loan	E+515, 0.00% Floor	7/11/2029	€4,029	3,978	4,143	(3)(4)(8)(9)(19)
	First Lien Secured Debt - Delayed Draw	SONIA+575, 0.00% Floor	7/11/2029	£1,377	1,348	1,415	(3)(4)(8)(9)(11)(17)
	First Lien Secured Debt - Delayed Draw	SONIA+651, 0.00% Floor	7/11/2029	£872	767	856	(3)(4)(8)(9)(11)(17)(28)
	First Lien Secured Debt - Delayed Draw	E+575, 0.00% Floor	7/11/2029	€—	425	(43)	(3)(4)(5)(8)(9)(11)(28)
					14,181	14,521
Virtusa
Virtusa Corporation	First Lien Secured Debt - Term Loan	S+325, 0.75% Floor	2/15/2029	12,780	12,794	12,886	(14)
		Total IT Services			$464,698	$462,807

Leisure Products
Lime
Neutron Holdings, Inc.	First Lien Secured Debt - Term Loan	10.00%	9/30/2026	$75,000	$74,069	$75,375	(4)(9)
Peloton
Peloton Interactive, Inc.	First Lien Secured Debt - Term Loan	S+600, 0.00% Floor	5/30/2029	72,884	72,222	74,736	(8)(14)
Varsity Brands, LLC
Varsity Brands, LLC	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	8/26/2031	43,000	42,815	43,103	(15)
		Total Leisure Products			$189,106	$193,214

Life Sciences Tools & Services
Curia
Curia Global, Inc.	First Lien Secured Debt - Term Loan	S+385, 0.75% Floor	8/30/2026	$81,936	$78,543	$78,564	(15)
		Total Life Sciences Tools & Services			$78,543	$78,564

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Machinery
Alliance Laundry Systems
Alliance Laundry Systems LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	8/19/2031	$9,000	$8,996	$9,072	(14)
Carlisle Fluid Technologies
LSF12 Donnelly Bidco, LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	10/2/2029	14,813	14,500	14,561	(4)(9)(14)
Charter Next Generation
Charter Next Generation, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.75% Floor	11/29/2030	16,121	16,153	16,228	(14)
Duravant
Engineered Machinery Holdings, Inc.	First Lien Secured Debt - Term Loan	S+401, 0.75% Floor	5/19/2028	19,763	19,680	19,941	(15)
Husky Technologies
Titan Acquisition Ltd of Canada	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	2/15/2029	40,234	39,757	40,625	(8)(16)
JPW
JPW Industries Holding Corporation	First Lien Secured Debt - Term Loan	S+588, 2.00% Floor	11/22/2028	115,830	113,452	114,961	(4)(9)(15)
ProMach
Pro Mach Group, Inc.	First Lien Secured Debt - Term Loan	S+350, 1.00% Floor	8/31/2028	30,816	30,900	31,123	(14)
		Total Machinery			$243,438	$246,511

Marine Transportation
Meritus Gas Partners
MGP Holdings III Corp.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	3/1/2030	$19,616	$19,265	$19,322	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	3/1/2030	6,087	5,982	5,963	(4)(9)(11)(15)(28)
	First Lien Secured Debt - Revolver	P+525, 1.00% Floor	3/1/2030	458	424	429	(4)(9)(11)(23)(28)
		Total Marine Transportation			$25,671	$25,714

Media
Accelerate360
Accelerate360 Holdings, LLC	First Lien Secured Debt - Term Loan	S+626, 1.00% Floor	2/11/2027	$68,972	$68,972	$68,283	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+576, 1.00% Floor	2/11/2027	24,956	24,956	24,497	(4)(9)(11)(15)(28)
					93,928	92,780

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Advantage Sales
Advantage Sales & Marketing Inc.	First Lien Secured Debt - Term Loan	S+451, 0.75% Floor	10/28/2027	15,193	15,208	15,171	(8)(15)
Associa
Associations Inc.	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	7/2/2028	17,429	17,414	17,473	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+650, 1.00% Floor	7/2/2028	226	225	227	(4)(15)(28)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	7/2/2028	543	542	544	(4)(11)(15)(28)
					18,181	18,244
Cablevision Systems
CSC Holdings, LLC	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	1/18/2028	116,355	112,729	114,383	(8)(14)
	First Lien Secured Debt - Term Loan	L+250, 0.00% Floor	4/15/2027	15,000	14,065	13,875	(8)
	First Lien Secured Debt - Revolver	S+225, 0.00% Floor	7/13/2027	81	62	73	(4)(8)(14)(28)
					126,856	128,331
Charter Communications
Charter Communications Operating, LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	12/15/2031	20,000	19,950	19,981	(8)(14)
Clear Channel International
Clear Channel International B.V.	First Lien Secured Debt - Term Loan	S+225, 5.25% Floor	8/5/2027	30,000	29,726	29,925	(4)(8)(15)
EchoStar Corporation
EchoStar Corporation	First Lien Secured Debt - Corporate Bond	10.75%	11/30/2029	72,552	73,313	78,108	(8)
	Secured Debt - Corporate Bond	6.75%	11/30/2030	99	98	90	(8)
	Secured Debt - Corporate Bond	3.88%	11/30/2030	80	80	85	(8)
					73,491	78,283
Escalent
M&M OPCO, LLC	First Lien Secured Debt - Term Loan	S+810, 1.00% Floor	4/7/2029	9,357	9,137	9,170	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+810, 1.00% Floor	4/7/2029	—	(5)	(5)	(4)(5)(9)(11)(28)
					9,132	9,165
Gannett
Gannett Co., Inc.	First Lien Secured Debt - Convertible Bond	6.00%	12/1/2031	500	528	665	(4)(8)
Gannett Holdings, LLC	First Lien Secured Debt - Term Loan	S+500, 1.50% Floor	10/15/2029	211,385	208,324	208,214	(4)(8)(14)
	First Lien Secured Debt - Delayed Draw	S+500, 1.50% Floor	10/15/2029	—	(62)	(65)	(4)(5)(8)(28)
					208,790	208,814

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Material+
Material Holdings, LLC	First Lien Secured Debt - Term Loan	S+1600 (Includes 8.03% PIK)	8/19/2027	6,375	6,375	5,642	(4)(15)(25)
	First Lien Secured Debt - Term Loan	10.43% PIK	8/19/2027	1,576	1,576	—	(4)(15)(25)
					7,951	5,642
McGraw Hill
McGraw-Hill Education, Inc.	First Lien Secured Debt - Term Loan	S+400, 0.50% Floor	8/6/2031	27,883	27,306	28,234	(15)
		Total Media			$630,519	$634,570

Oil, Gas & Consumable Fuels
ArcLight
AL GCX Holdings, LLC	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	5/17/2029	$5,000	$5,024	$5,040	(14)
Brookfield Infrastructure Partners
BIP Pipeco Holdings LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	12/6/2030	9,617	9,649	9,663	(14)
GIP Pilot
GIP Pilot Acquisition Partners, L.P.	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	10/4/2030	1,980	1,993	1,995	(15)
WhiteWater DBR
WhiteWater DBR HoldCo LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	3/3/2031	6,280	6,307	6,325	(15)
		Total Oil, Gas & Consumable Fuels			$22,973	$23,023

Personal Care Products
Heat Makes Sense
Amika OpCo LLC	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	7/1/2029	$34,650	$34,061	$34,910	(4)(9)(16)
	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	7/1/2029	7,891	7,775	7,871	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	7/1/2028	—	(20)	(4)	(4)(5)(9)(11)(28)
Ishtar Co-Invest-B LP	Common Equity - Stock	N/A	N/A	39 Shares	22	—	(4)(9)(31)
Oshun Co-Invest-B LP	Common Equity - Stock	N/A	N/A	11 Shares	11	—	(4)(9)(31)
					41,849	42,777

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
KDC
KDC/ONE Development Corporation, Inc.	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	8/15/2028	36,295	35,872	36,584	(14)
PDC Brands
Parfums Holding Company, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	6/27/2030	164,742	163,201	163,094	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	6/27/2029	—	(92)	(103)	(4)(5)(9)(11)(28)
					163,109	162,991
RoC Skincare
RoC Holdco LLC	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	2/21/2031	25,418	24,953	24,973	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	2/21/2030	—	(76)	(77)	(4)(5)(9)(11)(28)
					24,877	24,896
		Total Personal Care Products			$265,707	$267,248

Pharmaceuticals
Alcresta
Alcresta Holdings, LP	Preferred Equity - Preferred Stocks	N/A	N/A	$116 Shares	$116	$124	(4)(9)(31)
	Preferred Equity - Equity Unit	N/A	N/A	1,176 Shares	1	28	(4)(9)(31)
Alcresta Therapeutics Inc.	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	3/12/2030	4,499	4,418	4,432	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	3/31/2030	—	(76)	(65)	(4)(5)(9)(11)(28)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	3/31/2029	—	(15)	(13)	(4)(5)(9)(11)(28)
					4,444	4,506
Bausch Health
Bausch Health Companies Inc.	First Lien Secured Debt - Term Loan	S+535, 0.50% Floor	2/1/2027	153,179	144,063	149,925	(8)(14)
	First Lien Secured Debt - Corporate Bond	5.50%	11/1/2025	791	749	771	(8)
					144,812	150,696
Catalent
Creek Parent, Inc.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	12/18/2031	202,397	198,874	198,855	(4)(14)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	12/18/2031	—	(507)	(509)	(4)(5)(11)(28)
					198,367	198,346

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Ceva
Financiere Mendel SASU	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	11/8/2030	4,953	4,910	4,992	(8)(15)
Eversana
LSCS Holdings, Inc.	First Lien Secured Debt - Term Loan	S+461, 0.50% Floor	12/16/2028	24,484	24,278	24,682	(14)
ExactCare
ExactCare Parent, Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	11/5/2029	40,269	39,325	40,068	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	11/5/2029	—	(99)	(22)	(4)(5)(9)(11)(28)
					39,226	40,046
Rarebreed
Rarebreed Veterinary Partners, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	4/18/2030	15,041	14,767	14,740	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	4/18/2030	12,695	12,451	11,970	(4)(9)(11)(14)(28)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	4/18/2030	—	(103)	(116)	(4)(5)(9)(11)(28)
					27,115	26,594
		Total Pharmaceuticals			$443,152	$449,862

Professional Services
EAB
EAB Global, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	8/16/2028	$56,144	$56,036	$56,432	(14)
FGS Global
Kite Bidco Inc.	First Lien Secured Debt - Term Loan	S+500, 0.00% Floor	9/20/2031	61,788	60,869	60,861	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.00% Floor	9/20/2031	—	(113)	(114)	(4)(5)(28)
					60,756	60,747
Kroll
Deerfield Dakota Holding, LLC	First Lien Secured Debt - Term Loan	S+375, 1.00% Floor	4/9/2027	2,496	2,468	2,447	(15)
Legends
Legends Hospitality Holding Company, LLC	First Lien Secured Debt - Term Loan	S+550 (Includes 2.75% PIK)	8/22/2031	98,668	96,791	97,682	(4)(9)(10)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/22/2031	—	(55)	(58)	(4)(5)(9)(11)(28)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/22/2030	1,153	936	1,037	(4)(9)(11)(14)(28)
					97,672	98,661

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
VFS Global
Speed Midco 3 S.A R.L.	First Lien Secured Debt - Term Loan	E+495, 0.00% Floor	5/16/2029	€115,020	123,134	120,335	(3)(4)(8)(9)(20)
	First Lien Secured Debt - Term Loan	S+495, 0.00% Floor	5/16/2029	54,980	54,980	55,255	(4)(8)(9)(16)
	First Lien Secured Debt - Term Loan	SONIA+495, 0.00% Floor	5/16/2029	£31,767	40,229	40,167	(3)(4)(8)(9)(17)
					218,343	215,757
		Total Professional Services			$435,275	$434,044

Real Estate Management & Development
3Phase Elevator
Polyphase Elevator Holding Company	First Lien Secured Debt - Term Loan	S+510 (Includes 5.00% PIK)	6/23/2027	$3,554	$3,554	$3,119	(4)(15)
Pritchard Industries
Pritchard Industries, LLC	First Lien Secured Debt - Term Loan	S+600, 0.75% Floor	10/13/2027	6,321	6,321	6,273	(4)(16)
Redfin
Redfin Corporation	First Lien Secured Debt - Term Loan	S+575, 1.50% Floor	10/20/2028	62,706	61,058	61,295	(4)(8)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+575, 1.50% Floor	10/20/2028	63,024	61,383	61,606	(4)(8)(9)(15)
					122,441	122,901
		Total Real Estate Management & Development			$132,316	$132,293

Software
Accela
Accela, Inc.	First Lien Secured Debt - Term Loan	S+600, 0.75% Floor	9/3/2030	$18,286	$17,970	$18,286	(4)(9)(14)
	First Lien Secured Debt - Revolver	S+600, 0.75% Floor	9/3/2030	—	(28)	—	(4)(9)(11)(28)
					17,942	18,286
Access Group
Armstrong Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	6/28/2029	£27,600	33,041	33,948	(3)(4)(8)(17)
	First Lien Secured Debt - Delayed Draw	SONIA+525, 0.00% Floor	6/28/2029	£14,400	17,257	17,712	(3)(4)(8)(17)
					50,298	51,660

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Alteryx
Azurite Intermediate Holdings, Inc.	First Lien Secured Debt - Term Loan	S+650, 0.75% Floor	3/19/2031	20,144	19,865	20,094	(4)(9)(14)
	First Lien Secured Debt - Delayed Draw	S+650, 0.75% Floor	3/19/2031	45,781	45,158	45,667	(4)(9)(14)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	3/19/2031	—	(98)	(18)	(4)(5)(9)(11)(28)
					64,925	65,743
Avalara
Avalara, Inc.	First Lien Secured Debt - Term Loan	S+625, 0.75% Floor	10/19/2028	136,364	133,941	136,364	(4)(15)
	First Lien Secured Debt - Revolver	S+625, 0.75% Floor	10/19/2028	—	(218)	—	(4)(11)(28)
					133,723	136,364
Avetta
Artifact Bidco, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	7/28/2031	63,399	62,793	63,399	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	7/28/2031	—	(73)	—	(4)(9)(11)(28)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	7/26/2030	—	(103)	—	(4)(9)(11)(28)
					62,617	63,399
AVI-SPL
A&V Holdings Midco, LLC	First Lien Secured Debt - Term Loan	S+500, 0.00% Floor	6/6/2031	176,041	173,552	173,523	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.00% Floor	6/6/2031	—	(246)	(510)	(4)(5)(9)(11)(28)
	First Lien Secured Debt - Revolver	S+500, 0.00% Floor	6/6/2031	—	—	—	(4)(9)(11)(28)
					173,306	173,013
BMC Software
Boxer Parent Company Inc.	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	7/30/2031	33,327	33,275	33,644	(15)
Certinia
Certinia Inc	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	8/4/2030	60,627	59,579	60,021	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+725, 1.00% Floor	8/3/2029	—	(93)	(40)	(4)(5)(9)(11)(28)
					59,486	59,981
CINC Systems
1475 Holdings, LLC	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	1/18/2030	3,929	3,859	3,872	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+575, 0.75% Floor	1/19/2030	—	(18)	(15)	(4)(5)(9)(11)(28)
					3,841	3,857

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Citrix
Cloud Software Group, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.50% Floor	3/30/2029	33,255	31,527	33,395	(15)
	First Lien Secured Debt - Term Loan	S+375, 0.50% Floor	3/21/2031	25,242	25,168	25,355	(15)
					56,695	58,750
Cohesity
Clover Holdings 2, LLC	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	11/1/2031	25,000	24,752	25,313	(14)
Coupa Software
Coupa Software Incorporated	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	2/27/2030	55,008	53,896	55,008	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	2/27/2030	—	(46)	—	(4)(9)(11)(28)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	2/27/2029	—	(66)	(19)	(4)(5)(9)(11)(28)
					53,784	54,989
Databricks
Databricks, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	4/4/2029	123,226	122,609	123,535	(14)
	First Lien Secured Debt - Delayed Draw	S+450, 0.00% Floor	1/19/2031	—	(136)	—	(28)
					122,473	123,535
DigiCert
Dcert Buyer, Inc.	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	10/16/2026	45,067	44,845	43,409	(14)
Duck Creek Technologies
Disco Parent, LLC	First Lien Secured Debt - Term Loan	S+750, 1.00% Floor	3/30/2029	25,032	24,547	25,345	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+750, 1.00% Floor	3/30/2029	—	(38)	—	(4)(9)(11)(28)
					24,509	25,345
Everbridge
Everbridge Holdings, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	7/2/2031	61,481	61,189	61,789	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	7/2/2031	6,025	5,989	6,055	(4)(9)(11)(15)(28)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	7/2/2031	—	(29)	—	(4)(9)(28)
					67,149	67,844

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Flexera
Flexera Software LLC	First Lien Secured Debt - Term Loan	S+300, 0.75% Floor	3/3/2028	25,452	25,441	25,655	(15)
G2CI
Evergreen IX Borrower 2023, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/30/2030	122,797	120,520	121,569	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/1/2029	—	(200)	(101)	(4)(5)(9)(11)(28)
					120,320	121,468
GrayMatter
Genius Bidco LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	5/1/2030	4,616	4,531	4,535	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	5/1/2030	—	(15)	(30)	(4)(5)(9)(11)(28)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	5/1/2030	—	(21)	(20)	(4)(5)(9)(11)(28)
	Common Equity - Equity Unit	N/A	N/A	773 Shares	77	68	(4)(9)(31)
					4,572	4,553
GTreasury
G Treasury SS LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	6/29/2029	8,571	8,434	8,443	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	6/29/2029	4,489	4,454	4,421	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	12/31/2025	—	(27)	(72)	(4)(5)(9)(11)(28)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	6/29/2029	—	(32)	(32)	(4)(5)(9)(11)(28)
					12,829	12,760
HHAeXchange
Homecare Software Solutions LLC	First Lien Secured Debt - Term Loan	S+525 (Includes 2.93% PIK)	6/14/2031	75,384	74,655	74,631	(4)(14)
Infoblox
Delta Topco, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	11/30/2029	23,392	23,365	23,604	(16)
Instem
Ichor Management Limited	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	12/8/2029	9,186	8,987	8,864	(4)(8)(9)(16)
	First Lien Secured Debt - Delayed Draw	SONIA+550, 1.00% Floor	12/7/2029	£—	(40)	(135)	(3)(4)(5)(8)(9)(11)(28)
	First Lien Secured Debt - Revolver	SONIA+550, 1.00% Floor	12/7/2029	£1,477	1,814	1,784	(3)(4)(8)(9)(16)(28)
					10,761	10,513

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Jagex
Janus Bidco Limited	First Lien Secured Debt - Term Loan	S+600, 0.00% Floor	4/25/2031	68,523	66,918	67,153	(4)(8)(9)(16)
	First Lien Secured Debt - Term Loan	SONIA+600, 0.00% Floor	4/25/2031	£3,083	3,772	3,783	(3)(4)(8)(9)(20)
	First Lien Secured Debt - Delayed Draw	SONIA+600, 0.00% Floor	4/5/2031	£—	(207)	(397)	(3)(4)(5)(8)(9)(11)(28)
					70,483	70,539
JD Power
Project Boost Purchaser, LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	7/16/2031	9,000	9,002	9,075	(15)
Medallia
Medallia, Inc.	First Lien Secured Debt - Term Loan	S+660 (Includes 4.00% PIK)	10/29/2028	39,616	39,065	34,367	(4)(9)(15)
M-Files
MetaTiedot Midco S.à r.l.	First Lien Secured Debt - Term Loan	E+550, 0.75% Floor	11/27/2031	€21,178	22,043	21,608	(3)(4)(8)(19)
	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	11/27/2031	15,859	15,624	15,622	(4)(8)(15)
	First Lien Secured Debt - Delayed Draw	E+550, 0.75% Floor	11/27/2031	€171	128	74	(3)(4)(8)(11)(19)(28)
	First Lien Secured Debt - Revolver	E+550, 0.75% Floor	11/27/2030	€673	668	655	(3)(4)(8)(11)(19)(28)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	11/27/2030	—	(24)	(24)	(4)(5)(8)(11)(28)
					38,439	37,935
Mitchell
Mitchell International, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	6/17/2031	35,910	35,733	35,974	(14)
New Relic
Crewline Buyer, Inc.	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	11/8/2030	66,900	65,358	66,900	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	11/8/2030	—	(92)	—	(4)(9)(11)(28)
					65,266	66,900
Paessler
Blitz 24-34 GmbH	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	5/3/2031	47,664	47,218	47,187	(4)(8)(15)
	First Lien Secured Debt - Delayed Draw	S+600, 1.00% Floor	5/3/2030	—	(32)	(71)	(4)(5)(8)(11)(28)
					47,186	47,116
Ping Identity
Ping Identity Holding Corp.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	10/17/2029	38,588	38,155	38,588	(4)(15)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/17/2028	—	(36)	—	(4)(11)(28)
					38,119	38,588

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Qlik
Project Alpha Intermediate Holding, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	10/28/2030	12,500	12,468	12,595	(14)
Quorum
QBS Parent, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	11/7/2031	126,629	126,006	125,996	(4)(15)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	11/7/2031	—	(65)	(67)	(4)(5)(11)(28)
					125,941	125,929
RealPage
RealPage, Inc.	First Lien Secured Debt - Term Loan	S+375, 0.50% Floor	4/24/2028	10,000	9,949	10,059	(15)
Relativity
Relativity ODA LLC	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	5/12/2027	29,262	28,659	29,116	(4)(14)
Solera
Polaris Newco, LLC	First Lien Secured Debt - Term Loan	S+426, 0.50% Floor	6/2/2028	8,338	8,208	8,363	(15)
Solera, LLC
Polaris Newco, LLC	First Lien Secured Debt - Term Loan	S+426, 0.50% Floor	6/2/2028	39,018	38,956	39,136	(15)
Sunfire
Spark Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	4/1/2031	8,627	8,466	8,562	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	4/1/2030	—	(24)	(10)	(4)(5)(9)(11)(28)
					8,442	8,552
UKG
UKG Inc.	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	2/10/2031	10,715	10,733	10,803	(15)
Uniguest
Uniguest Holdings, Inc	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/27/2030	48,651	47,929	47,920	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/27/2030	—	(138)	(140)	(4)(5)(11)(28)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/27/2030	—	(68)	(69)	(4)(5)(11)(28)
					47,723	47,711

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Veeam Software
VS Buyer, LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	4/12/2031	16,627	16,623	16,772	(14)
Verscend
Cotiviti, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	5/1/2031	39,725	39,597	39,998	(14)
Waystar
Navicure, Inc.	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	10/22/2029	11,933	11,919	12,003	(8)(14)
Zendesk
Zendesk, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	11/22/2028	145,404	143,393	145,040	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	11/22/2028	—	(233)	(89)	(4)(5)(9)(11)(28)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	11/22/2028	—	(191)	(37)	(4)(5)(9)(11)(28)
					142,969	144,914
		Total Software			$2,111,043	$2,124,761

Special Purpose Entity
48forty Solutions
Alpine Acquisition Corp II	First Lien Secured Debt - Term Loan	S+610 (Includes 8.65% PIK)	11/30/2029	$7,133	$7,133	$5,706	(4)(14)
		Total Special Purpose Entity			$7,133	$5,706

Specialty Retail
EG Group
EG Global Finance PLC	First Lien Secured Debt - Corporate Bond	S+750, 0.50% Floor	11/30/2028	$118,022	$114,261	$123,628	(4)(8)(13)
EG Group Limited	First Lien Secured Debt - Term Loan	S+425, 0.00% Floor	2/7/2028	9,505	9,444	9,603	(8)(14)
					123,705	133,231
Golden Hippo
Altern Marketing, LLC	First Lien Secured Debt - Term Loan	S+500, 2.00% Floor	6/13/2028	75,235	74,462	75,235	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+600, 2.00% Floor	6/13/2028	—	(132)	—	(4)(9)(11)(28)
					74,330	75,235

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)		Cost (29)	Fair Value (1)(30)
PetSmart
PetSmart LLC	First Lien Secured Debt - Term Loan	S+385, 0.75% Floor	2/11/2028		9,675	9,678	9,655	(14)
S&S
S&S Holdings LLC	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	9/20/2031		39,900	39,313	39,888	(14)
Tailored Brands
The Men's Wearhouse, LLC	First Lien Secured Debt - Term Loan	S+650, 0.00% Floor	2/26/2029		85,479	83,370	85,550	(15)
Village Pet Care
Village Pet Care, LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	9/22/2029		909	894	900	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+650, 1.00% Floor	9/22/2029		545	512	509	(4)(9)(11)(15)(28)
	First Lien Secured Debt - Revolver	P+650, 1.00% Floor	9/22/2029		364	356	359	(4)(9)(11)(23)(28)
						1,762	1,768
		Total Specialty Retail				$332,158	$345,327

Technology Hardware, Storage & Peripherals
Biamp
Biamp	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	4/30/2030		$43,670	$42,871	$42,486	(4)(9)(14)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	4/30/2030		—	(107)	(163)	(4)(5)(9)(11)(28)
						42,764	42,323
DTI
DTI Holdco, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	4/26/2029		11,939	11,911	12,051	(14)
Forterro
Yellow Castle AB	First Lien Secured Debt - Term Loan	E+475 (Includes 5.00% PIK)	7/7/2029		€9,802	9,792	10,128	(3)(4)(8)(9)(20)
	First Lien Secured Debt - Term Loan	SARON+475 (Includes 5.00% PIK)	7/7/2029	₣	3,296	3,327	3,622	(3)(4)(8)(9)(21)
	First Lien Secured Debt - Term Loan	STIBOR+475 (Inlcudes 5.00% PIK)	7/7/2029	kr	34,792	3,245	3,137	(3)(4)(8)(9)(22)
	First Lien Secured Debt - Delayed Draw	E+475, 0.00% Floor	7/9/2029		€4,873	4,996	4,943	(3)(4)(8)(9)(11)(19)(20)(28)
						21,360	21,830

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)		Cost (29)	Fair Value (1)(30)
Iris Software
Elements Finco Limited	First Lien Secured Debt - Term Loan	SONIA+500, 0.00% Floor	12/19/2031		£32,000	39,838	39,660	(3)(4)(8)(17)
Redwood
Runway Bidco, LLC	First Lien Secured Debt - Term Loan	S+500, 1.50% Floor	12/17/2031		167,149	165,487	165,478	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	12/17/2031		—	(206)	(208)	(4)(5)(28)
	First Lien Secured Debt - Revolver	S+500, 0.50% Floor	12/17/2031		—	(206)	(208)	(4)(5)(11)(28)
						165,075	165,062
Service Express
VICTORS PURCHASER, LLC	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	8/15/2031		79,322	78,560	79,322	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	8/15/2031		—	(89)	—	(4)(28)
	First Lien Secured Debt - Revolver	S+550, 0.50% Floor	8/15/2031		—	(84)	—	(3)(4)(11)(28)
	First Lien Secured Debt - Revolver	S+550, 0.50% Floor	8/15/2031	C$	2,266	1,618	1,577	(3)(4)(11)(28)
						80,005	80,899
		Total Technology Hardware, Storage & Peripherals				$360,953	$361,825

Textiles, Apparel & Luxury Goods
Authentic Brands
ABG Intermediate Holdings 2 LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	12/21/2028		$41,868	$41,706	$42,083	(14)
Gruppo Florence
Made in Italy 2 S.P.A.	First Lien Secured Debt - Corporate Bond	E+690, 0.00% Floor	10/17/2030		€74,500	77,046	75,049	(3)(4)(8)(9)(19)
Iconix Brand Group
IBG Borrower LLC	First Lien Secured Debt - Term Loan	S+615, 1.00% Floor	8/22/2029		113,964	112,554	112,824	(4)(9)(15)
		Total Textiles, Apparel & Luxury Goods				$231,306	$229,956

Trading Companies & Distributors
ASC Engineered Solutions
Fire Flow Intermediate Corporation	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	7/10/2031		$196,000	$194,136	$195,020	(4)(15)
Foundation Building Materials
Foundation Building Materials, Inc.	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	1/29/2031		14,762	14,668	14,569	(14)(15)
	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	1/31/2028		7,220	7,061	7,128	(15)
						21,729	21,697
		Total Trading Companies & Distributors				$215,865	$216,717

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Transportation Infrastructure
Alliance Ground International
AGI-CFI Holdings, Inc.	First Lien Secured Debt - Term Loan	S+600, 0.75% Floor	6/11/2027	$9,750	$9,640	$9,750	(4)(15)
	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	6/11/2027	7,292	7,292	7,292	(4)(15)
					16,932	17,042
GAT
GAT-Airline Ground Support Inc	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	5/9/2029	15,162	14,958	15,010	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	5/9/2029	951	929	927	(4)(9)(11)(15)(28)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	5/9/2029	—	(31)	(24)	(4)(5)(9)(11)(28)
					15,856	15,913
GSI
Geotechnical Merger Sub, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	10/15/2031	67,411	66,751	66,736	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	10/15/2031	—	(121)	(125)	(4)(5)(11)(28)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/15/2031	3,121	3,031	3,027	(4)(11)(15)(28)
					69,661	69,638
		Total Transportation Infrastructure			$102,449	$102,593

		Total Investments before Cash Equivalents			$14,609,338	$14,555,535	(2)(6)(28)
Goldman Sachs Financial Square Government Fund Institutional		N/A	N/A	154,584	154,584	154,584	(7)
		Total Investments after Cash Equivalents			$14,763,922	$14,710,119

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Derivative Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Footnote Reference
Interest rate swap (a)	6.90%	S+270	4/13/2029	$325,000	Note 5
Interest rate swap (a)	6.70%	S+280	7/29/2031	$300,000	Note 5
Interest rate swap (a)	4.02%	3-month SOFR	12/21/2025	$62,000	Note 5
Interest rate swap (a)	3.97%	3-month SOFR	1/19/2026	$38,000	Note 5
Interest rate swap (a)	3.67%	3-month SOFR	12/21/2027	€82,000	Note 5
Interest rate swap (a)	3.65%	3-month SOFR	1/19/2028	$18,000	Note 5
Interest rate swap (b)	7.02%	ESTR+372	9/28/2026	$90,000	Note 5
Interest rate swap (a)	6.90%	S+271	4/13/2029	$325,000	Note 5
Interest rate swap (a)	5.86%	S+267	4/13/2029	$350,000	Note 5
Interest rate swap (a)	6.70%	S+280	7/29/2031	$300,000	Note 5
Interest rate swap (a)	8.54%	S+418	9/28/2026	$226,000	Note 5
Interest rate swap (a)	8.62%	S+456	9/28/2028	$325,000	Note 5
Interest rate swap (a)	6.35%	S+238	7/29/2031	$400,000	Note 5

Derivative Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Footnote Reference
Currency swap (c)	S+45.5	KRW-CD 91D	5/12/2026	$81,450	Note 5
Currency swap (c)	S+46.4	KRW-CD 91D	5/12/2026	$60,988	Note 5

(a) Bears interest at a rate determined by three-month SOFR. The interest rate locked two business days prior to settlement of the interest rate swaps. The three-month SOFR is 4.31% on December 31, 2024.

(b) Bears interest at a rate determined by 1 day Euro Short Term Rate. The interest rate locked two business days prior to settlement of the interest rate swaps. The 1 day Euro Short Term Rate is 2.91% on December 31, 2024.

(c) Bears interest at a rate determined by SOFR and three-month KORIBOR. The interest rates locked two business days and one business day for SOFR and three-month KORIBOR, respectively, prior to settlement of the currency swaps. The SOFR and the three-month KORIBOR are 4.49% and 3.36%, respectively, on December 31, 2024

Derivative Instrument	Settlement Date	Notional amount to be purchased	Notional amount to be sold		Footnote Reference
Foreign currency forward contract	3/19/2025	$102,620	A$	161,453	Note 5
Foreign currency forward contract	3/19/2025	5,005	₣	4,427	Note 5
Foreign currency forward contract	3/19/2025	964,926		€913,932	Note 5
Foreign currency forward contract	3/19/2025	1,130,403		£890,468	Note 5
Foreign currency forward contract	3/19/2025	3,305	kr	36,103	Note 5
Foreign currency forward contract	3/19/2025	1,921	C$	2,720	Note 5

(1)
Fair value is determined in good faith by or under the direction of the Board of Trustees (the "Board") of the Company (See Note 2 to the consolidated financial statements).
(2)
Aggregate gross unrealized gain and loss for federal income tax purposes are $142,155 and ($124,509), respectively. Net unrealized gain is $17,646 based on a total tax cost of $14,537,889.
(3)
Par amount is denominated in USD unless otherwise noted, British Pound (“£”), Australian Dollar (“A$”), Canadian Dollar ("C$"), European Euro (“€”), Korean Won (“₩”), Swedish Krona (“kr”) and Swiss Franc (“₣”). Par amount represents funded commitments. See Note 28 in the Consolidated Schedule of Investments and Note 8 to the consolidated financial statements for further information on undrawn revolving and delayed draw loan commitments, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies.
(4)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board (see Note 2 and Note 4 to the consolidated financial statements), pursuant to the Company’s valuation policy.
(5)
The negative fair value is the result of the commitment being valued below par.
(6)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted.
(7)
This security is included in Cash and Cash Equivalents on the Consolidated Statements of Assets and Liabilities.
(8)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2024, non-qualifying assets represented approximately 28.45% of the total assets of the Company.

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

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
(13)
The interest rate on these loans is subject to SOFR, which as of December 31, 2024 was 4.49%.
(14)
The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2024 was 4.33%.
(15)
The interest rate on these loans is subject to 3 months SOFR, which as of December 31, 2024 was 4.31%.
(16)
The interest rate on these loans is subject to 6 months SOFR, which as of December 31, 2024 was 4.25%.
(17)
The interest rate on these loans is subject to SONIA, which as of December 31, 2024 was 4.70%.
(18)
The interest rate on these loans is subject to 3 months KORIBOR, which as of December 31, 2024 was 3.36%.
(19)
The interest rate on these loans is subject to 3 months EURIBOR, which as of December 31, 2024 was 2.71%.
(20)
The interest rate on these loans is subject to 6 months EURIBOR, which as of December 31, 2024 was 2.57%.
(21)
The interest rate on these loans is subject to Swiss Average Rate Overnight (SARON), which as of December 31, 2024 was 0.45%.
(22)
The interest rate on these loans is subject to 6 months Stockholm Interbank Offered Rate (STIBOR), which as of December 31, 2024 was 2.53%.
(23)
The interest rate on these loans is subject to Prime, which as of December 31, 2024 was 7.50%.
(24)
The interest rate on this loan is subject to the Australia 3 month Bank Bill Swap Rate, which as of December 31, 2024, was 4.42%.
(25)
Loan was on non-accrual status as of December 31, 2024. Heubach Holdings USA LLC has a maturity date prior to the end of the current period. The portfolio company has filed for insolvency in certain jurisdictions and has begun a sales process for all or part of the portfolio company.
(26)
Treace Medical Concepts, Inc. is subject to an interest rate cap. The investment is capped at the lesser of stated interest rate and 3.00% plus the applicable margin.
(27)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of December 31, 2024, all of the company's investments were non-controlled, non-affiliated.

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

(28)
As of December 31, 2024, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
1475 Holdings, LLC	$1,071	$—	$1,071	$—	$—	$1,071
A&V Holdings Midco, LLC	57,227	—	57,227	—	—	57,227
Accela, Inc.	1,714	—	1,714	—	—	1,714
Accelerate360 Holdings, LLC	45,960	(24,956)	21,004	—	—	21,004
Accession Risk Management Group, Inc.	26,802	—	26,802	—	—	26,802
Acentra Holdings, LLC (fka CNSI Holdings, LLC)	11,450	(427)	11,023	—	—	11,023
ACP Avenu Buyer, LLC	2,654	(238)	2,415	—	(1,582)	833
Actium Midco 3 (UK) Limited*	22,490	—	22,490	—	—	22,490
Advarra Holdings, Inc.	12,380	—	12,380	—	—	12,380
Alcresta Therapeutics Inc.	5,232	—	5,232	—	—	5,232
Alera Group, Inc.	2,113	—	2,113	—	—	2,113
All Star Recruiting Locums, LLC	3,043	(217)	2,826	—	—	2,826
Altern Marketing, LLC	9,800	—	9,800	—	—	9,800
AMCP Clean Acqusition Company, LLC	34,960	—	34,960	—	—	34,960
American Restoration Holdings, LLC	3,285	(389)	2,896	—	—	2,896
Amika OpCo LLC (f/k/a Heat Makes Sense Shared Services, LLC)	1,617	—	1,617	—	—	1,617
Anaplan, Inc.	9,073	—	9,073	—	—	9,073
Artifact Bidco, Inc.	26,601	—	26,601	—	—	26,601
Associations Inc.	2,213	(543)	1,671	—	—	1,671
Avalara, Inc.	13,636	—	13,636	—	—	13,636
AVSC Holding Corp.	21,651	—	21,651	—	—	21,651
Azurite Intermediate Holdings, Inc.	7,325	—	7,325	—	—	7,325
BGIF IV Fearless Utility Services, Inc.	72,604	—	72,604	—	—	72,604
Biamp	6,000	—	6,000	—	—	6,000
Bingo Group Buyer, Inc.	7,433	(63)	7,370	—	—	7,370
Blitz 24-34 GmbH	7,097	—	7,097	—	—	7,097
Camin Cargo Control Holdings, Inc.	9,462	(2,618)	6,844	—	—	6,844
Certinia Inc (FinancialForce.com)	4,039	—	4,039	—	—	4,039
Channelside AcquisitionCo, Inc. (fka Gruden Acquisition, Inc.)	8,464	—	8,464	—	—	8,464
Chrysaor Bidco Sarl	448	—	448	—	—	448

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
CI (Quercus) Intermediate Holdings, LLC	$2,273	$(189)	$2,083	$—	$—	$2,083
CircusTrix Holdings LLC	1,129	(806)	323	—	—	323
Coding Solutions Acquisition Inc	8,931	(3,006)	5,926	—	—	5,926
Coretrust Purchasing Group LLC (HPG Enterprises LLC)	12,632	—	12,632	—	—	12,632
Coupa Software Incorporated	8,716	—	8,716	—	—	8,716
CPI Buyer, LLC	3,981	—	3,981	—	—	3,981
Creek Parent, Inc.	29,103	—	29,103	—	—	29,103
Crete PA Holdco, LLC	26,744	—	26,744	—	—	26,744
Crewline Buyer, Inc.	4,365	—	4,365	—	—	4,365
CSC Holdings, LLC	100	(81)	19	—	—	19
Databricks, Inc.	27,274	—	27,274	—	—	27,274
Disco Parent, LLC	2,139	—	2,139	—	—	2,139
Eagle Purchaser, Inc.	6,632	(3,947)	2,684	—	(2,684)	—
Eclipse Buyer, Inc.	5,809	—	5,809	—	—	5,809
EHC Holdings Holdco Limited*	27,041	—	27,041	—	—	27,041
ERC Topco Holdings, LLC	3,195	(2,412)	783	—	—	783
Esdec Solar Group B.V. (Enstall Group B.V.)*	1,094	—	1,094	—	(1,094)	—
Everbridge Holdings, LLC	15,493	—	15,493	—	—	15,493
Evergreen IX Borrower 2023, LLC	10,071	—	10,071	—	—	10,071
Evoriel*	15,475	—	15,475	—	—	15,475
ExactCare Parent, Inc.	4,426	—	4,426	—	—	4,426
Excelligence Learning Corporation	13,562	(814)	12,748	—	—	12,748
FINANCIERE ASTEK*	6,370	—	6,370	—	—	6,370
Focus Financial Partners, LLC	3,201	—	3,201	—	—	3,201
G Treasury SS LLC	6,929	—	6,929	—	—	6,929
G&A Partners Holding Company II, LLC	8,169	—	8,169	—	(6,408)	1,761
Galway Borrower LLC	6,303	(251)	6,052	—	—	6,052
Gannett Holdings, LLC	12,944	—	12,944	—	—	12,944
GAT-Airline Ground Support Inc	3,810	—	3,810	—	—	3,810
Gateway US Holdings, Inc.	6,929	—	6,929	—	—	6,929
GC Waves Holdings, Inc.	32,269	—	32,269	—	—	32,269

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Genius Bidco LLC	$2,861	$—	$2,861	$—	$(1,701)	$1,160
Geotechnical Merger Sub, Inc.	34,329	(3,121)	31,209	—	—	31,209
Green Grass Foods, Inc.	1,250	—	1,250	—	—	1,250
Hanger, Inc.	2,395	—	2,395	—	—	2,395
HEF Safety Ultimate Holdings, LLC	4,355	(687)	3,668	—	—	3,668
Heritage Environmental Services, Inc.	19,444	—	19,444	—	—	19,444
Higginbotham Insurance Agency, Inc.	16,318	—	16,318	—	—	16,318
Hobbs & Associates LLC/VA	545	—	545	—	—	545
Howardsimon LLC	22,824	—	22,824	—	—	22,824
Hyperion Refinance Sarl	154,000	—	154,000	—	—	154,000
Ichor Management Limited*	5,701	(1,849)	3,852	—	(3,852)	—
International Schools Partnership Limited*	109,800	—	109,800	—	—	109,800
Investment Company 24 Bidco Limited*	11,009	—	11,009	—	—	11,009
IQN Holding Corp.	5,134	(2,011)	3,123	—	—	3,123
Ironhorse Purchaser, LLC	1,932	(157)	1,775	—	—	1,775
IW Buyer LLC	3,146	—	3,146	—	—	3,146
Janus Bidco Limited*	19,850	—	19,850	—	—	19,850
Jazz AH Holdco, LLC	800	(240)	560	—	—	560
Jensen Hughes, Inc	35,946	—	35,946	—	—	35,946
K Hovnanian Enterprises Inc	70,000	(5,600)	64,400	—	—	64,400
Kite Bidco Inc.	15,212	—	15,212	—	—	15,212
Legends Hospitality Holding Company, LLC	17,291	(1,153)	16,138	—	—	16,138
LendingTree, Inc.	23,535	—	23,535	—	—	23,535
Lotus Topco Inc.	8,235	—	8,235	—	—	8,235
M&M OPCO, LLC	238	—	238	—	—	238
Madonna Bidco Limited*	6,086	—	6,086	—	—	6,086
MetaTiedot Midco S.à r.l.	1,631	—	1,631	—	—	1,631
MetaTiedot Midco S.à r.l.*	9,592	(697)	8,895	—	—	8,895
MGP Holdings III Corp.	4,114	(458)	3,656	—	—	3,656
Mobile Communications America, Inc.	3,556	(340)	3,216	—	—	3,216
Mount Olympus Bidco Limited	1,447	—	1,447	—	—	1,447
North Haven RI Buyer, LLC	4,100	(1,500)	2,600	—	(1,600)	1,000

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Novotech SG Holdings Pte. Ltd./ Novotech Aus Bidco Pty Ltd/Novotech Holdings USA LLC	$6,643	$—	$6,643	$—	$—	$6,643
NPPI Buyer, LLC	9,211	—	9,211	—	—	9,211
Olympus Terminals Holdco II LLC	22,000	—	22,000	—	—	22,000
OMH-Healthedge Holdings, Inc.	11,729	—	11,729	—	—	11,729
Omnimax International, LLC	9,439	—	9,439	—	—	9,439
One Silver Serve, LLC	11,199	—	11,199	—	—	11,199
Orthrus Ltd*	10,429	—	10,429	—	—	10,429
Paisley Bidco Limited*	2,348	—	2,348	—	—	2,348
Parfums Holding Company, Inc.	10,268	—	10,268	—	—	10,268
PARS Group LLC	952	—	952	—	(952)	—
Patriot Foods Buyer, Inc.	3,416	—	3,416	—	—	3,416
Patriot Growth Insurance Services, LLC	4,087	(1,156)	2,932	—	—	2,932
Pave America Interco, LLC (f/k/a Pavement Partners Interco, LLC)	3,418	(2,350)	1,068	—	—	1,068
PHOENIX YW BUYER, INC.	1,705	—	1,705	—	—	1,705
Ping Identity Holding Corp.	3,868	—	3,868	—	—	3,868
PMA Parent Holdings, LLC	987	—	987	—	—	987
Poly-Wood, LLC	46,091	—	46,091	—	—	46,091
PPL Acquisition LLC	1,000	—	1,000	—	—	1,000
Protein For Pets Opco, LLC	4,717	—	4,717	—	—	4,717
QBS Parent, Inc.	13,371	—	13,371	—	—	13,371
Quikrete Holdings, Inc.	300,000	—	300,000	—	—	300,000
R.F. Fager Company, LLC	1,875	—	1,875	—	—	1,875
Rarebreed Veterinary Partners, Inc.	29,355	—	29,355	—	—	29,355
Reliable Doors, LLC	1,560	(114)	1,446	—	—	1,446
Rialto Management Group, LLC	2,433	—	2,433	—	—	2,433
RoC Holdco LLC	4,390	—	4,390	—	—	4,390
Rochester Midland Corporation	14,155	—	14,155	—	—	14,155
Ruler Bidco S.A R.L.*	7,527	—	7,527	—	—	7,527
Runway Bidco, LLC	62,292	—	62,292	—	—	62,292
SG Acquisition, Inc.	5,757	—	5,757	—	—	5,757

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Signia Aerospace, LLC	$485	$—	$485	$—	$—	$485
Smith Topco, Inc.	1,692	—	1,692	—	—	1,692
Spark Purchaser, Inc.	1,351	—	1,351	—	—	1,351
SumUp Holdings Luxembourg S.a.r.l.*	10,358	—	10,358	—	—	10,358
Sysnet North America, Inc.	3,947	(2,105)	1,842	—	—	1,842
TerSera Therapeutics LLC	1,395	—	1,395	—	—	1,395
Thg Acquisition, LLC	30,072	(745)	29,327	—	—	29,327
Traffic Management Solutions, LLC	7,621	(121)	7,500	—	—	7,500
Treace Medical Concepts, Inc.	5,875	(200)	5,675	—	—	5,675
Trench Plate Rental Co.	4,545	(3,568)	977	—	—	977
Truck-Lite Co., LLC	32,000	—	32,000	—	—	32,000
Truist Insurance Holdings, LLC	24,868	—	24,868	—	—	24,868
TS Investors, LLC	4,125	—	4,125	—	—	4,125
TZ Buyer LLC	606	(182)	424	—	—	424
Uniguest Holdings, Inc	23,349	—	23,349	—	—	23,349
USA DeBusk LLC	6,168	(550)	5,618	—	—	5,618
Vensure Employer Services, Inc.	28,026	—	28,026	—	—	28,026
VICTORS PURCHASER, LLC	27,760	—	27,760	—	—	27,760
VICTORS PURCHASER, LLC*	1,877	(1,577)	300	—	—	300
Village Pet Care, LLC	3,545	(364)	3,182	—	—	3,182
Violin Finco Guernsey Limited*	6,662	—	6,662	—	—	6,662
Volunteer AcquisitionCo, LLC	758	—	758	—	—	758
WC ORS Buyer, Inc.	28,692	(3,730)	24,962	—	—	24,962
WH BorrowerCo, LLC	19,173	(2,201)	16,972	—	(14,662)	2,310
Yellow Castle AB*	36,848	—	36,848	—	—	36,848
Zendesk, Inc.	50,138	—	50,138	—	—	50,138
Zeus Company LLC	14,074	—	14,074	—	—	14,074
Total	$2,353,861	$(77,731)	$2,276,130	$-	$(34,536)	$2,241,594

* These investments are in a foreign currency and the total commitment has been converted to USD using the December 31, 2024 exchange rate.

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

(29) The following shows the composition of the Company’s portfolio at cost by investment type and industry as of December 31, 2024:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total
Aerospace & Defense	$112,768	$—	$—	$—	$—	$112,768
Automobile Components	191,178	—	—	—	—	191,178
Banks	16,377	—	—	—	—	16,377
Biotechnology	42,869	—	—	—	—	42,869
Building Products	164,082	—	—	—	—	164,082
Capital Markets	243,574	—	—	—	—	243,574
Chemicals	103,426	—	—	—	100	103,526
Commercial Services & Supplies	1,173,940	—	—	—	140	1,174,080
Communications Equipment	114,876	36,810	—	—	—	151,686
Construction & Engineering	340,503	—	—	—	50	340,553
Construction Materials	23,809	—	—	—	—	23,809
Consumer Finance	52,852	—	—	—	—	52,852
Consumer Staples Distribution & Retail	340,072	—	—	—	—	340,072
Containers & Packaging	137,038	—	—	—	—	137,038
Distributors	173,598	—	—	—	90	173,688
Diversified Consumer Services	389,803	—	—	—	—	389,803
Electric Utilities	202,475	—	—	—	—	202,475
Electrical Equipment	113,687	—	—	—	—	113,687
Electronic Equipment, Instruments & Components	27,652	—	—	—	—	27,652
Energy Equipment & Services	33,099	—	—	—	—	33,099
Entertainment	86,002	—	—	—	—	86,002
Financial Services	1,167,939	—	—	5,940	101	1,173,980
Financing	14,018	—	—	—	—	14,018
Food Products	3,627	—	—	—	125	3,752
Ground Transportation	92,152	—	—	—	—	92,152
Health Care Equipment & Supplies	162,268	—	—	—	—	162,268
Health Care Providers & Services	1,098,927	—	—	100	—	1,099,027
Health Care Technology	120,361	—	—	—	—	120,361

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total
Hotels, Restaurants & Leisure	$416,996	$—	$96	$—	$—	$417,092
Household Durables	144,955	—	—	—	50	145,005
Household Products	120,192	—	—	—	—	120,192
Independent Power & Renewable Electricity Producers	74,978	—	—	—	—	74,978
Insurance	773,289	—	—	49	—	773,338
IT Services	464,698	—	—	—	—	464,698
Leisure Products	189,106	—	—	—	—	189,106
Life Sciences Tools & Services	78,543	—	—	—	—	78,543
Machinery	243,438	—	—	—	—	243,438
Marine Transportation	25,671	—	—	—	—	25,671
Media	630,519	—	—	—	—	630,519
Oil, Gas & Consumable Fuels	22,973	—	—	—	—	22,973
Personal Care Products	265,674	—	—	—	33	265,707
Pharmaceuticals	443,035	—	—	117	—	443,152
Professional Services	435,275	—	—	—	—	435,275
Real Estate Management & Development	132,316	—	—	—	—	132,316
Software	2,110,966	—	—	—	77	2,111,043
Special Purpose Entity	7,133	—	—	—	—	7,133
Specialty Retail	332,158	—	—	—	—	332,158
Technology Hardware, Storage & Peripherals	360,953	—	—	—	—	360,953
Textiles, Apparel & Luxury Goods	231,306	—	—	—	—	231,306
Trading Companies & Distributors	215,865	—	—	—	—	215,865
Transportation Infrastructure	102,449	—	—	—	—	102,449
Total	$14,565,460	$36,810	$96	$6,206	$766	$14,609,338

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

(30) The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of December 31, 2024:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total	% of Net Assets
Aerospace & Defense	$114,754	$—	$—	$—	$—	$114,754	1.2%
Automobile Components	193,552	—	—	—	—	193,552	2.0%
Banks	16,310	—	—	—	—	16,310	0.2%
Biotechnology	42,891	—	—	—	—	42,891	0.4%
Building Products	165,258	—	—	—	—	165,258	1.7%
Capital Markets	243,355	—	—	—	—	243,355	2.5%
Chemicals	90,913	—	—	—	118	91,031	1.0%
Commercial Services & Supplies	1,169,906	—	—	—	202	1,170,108	12.3%
Communications Equipment	116,544	5,723	—	—	—	122,267	1.3%
Construction & Engineering	336,834	—	—	—	32	336,866	3.5%
Construction Materials	23,926	—	—	—	—	23,926	0.3%
Consumer Finance	54,424	—	—	—	—	54,424	0.6%
Consumer Staples Distribution & Retail	347,144	—	—	—	—	347,144	3.6%
Containers & Packaging	132,079	—	—	—	—	132,079	1.4%
Distributors	174,994	—	—	—	93	175,087	1.8%
Diversified Consumer Services	377,209	—	—	—	—	377,209	4.0%
Electric Utilities	196,360	—	—	—	—	196,360	2.1%
Electrical Equipment	111,076	—	—	—	—	111,076	1.2%
Electronic Equipment, Instruments & Components	27,990	—	—	—	—	27,990	0.3%
Energy Equipment & Services	33,361	—	—	—	—	33,361	0.3%
Entertainment	87,577	—	—	—	—	87,577	0.9%
Financial Services	1,163,503	—	—	6,176	101	1,169,780	12.3%
Financing	13,408	—	—	—	—	13,408	0.1%
Food Products	3,700	—	—	—	153	3,853	0.0%
Ground Transportation	89,484	—	—	—	—	89,484	0.9%
Health Care Equipment & Supplies	163,802	—	—	—	—	163,802	1.7%
Health Care Providers & Services	1,078,972	—	—	50	—	1,079,022	11.3%
Health Care Technology	121,371	—	—	—	—	121,371	1.3%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total	% of Net Assets
Hotels, Restaurants & Leisure	$408,120	$—	$103	$—	$—	$408,223	4.3%
Household Durables	149,259	—	—	—	65	149,324	1.6%
Household Products	116,470	—	—	—	—	116,470	1.2%
Independent Power & Renewable Electricity Producers	64,581	—	—	—	—	64,581	0.7%
Insurance	778,808	—	—	49	—	778,857	8.2%
IT Services	462,807	—	—	—	—	462,807	4.8%
Leisure Products	193,214	—	—	—	—	193,214	2.0%
Life Sciences Tools & Services	78,564	—	—	—	—	78,564	0.8%
Machinery	246,511	—	—	—	—	246,511	2.6%
Marine Transportation	25,714	—	—	—	—	25,714	0.3%
Media	634,570	—	—	—	—	634,570	6.6%
Oil, Gas & Consumable Fuels	23,023	—	—	—	—	23,023	0.2%
Personal Care Products	267,248	—	—	—	—	267,248	2.8%
Pharmaceuticals	449,710	—	—	152	—	449,862	4.7%
Professional Services	434,044	—	—	—	—	434,044	4.5%
Real Estate Management & Development	132,293	—	—	—	—	132,293	1.4%
Software	2,124,693	—	—	—	68	2,124,761	22.3%
Special Purpose Entity	5,706	—	—	—	—	5,706	0.1%
Specialty Retail	345,327	—	—	—	—	345,327	3.6%
Technology Hardware, Storage & Peripherals	361,825	—	—	—	—	361,825	3.8%
Textiles, Apparel & Luxury Goods	229,956	—	—	—	—	229,956	2.4%
Trading Companies & Distributors	216,717	—	—	—	—	216,717	2.3%
Transportation Infrastructure	102,593	—	—	—	—	102,593	1.1%
Total	$14,542,450	$5,723	$103	$6,427	$832	$14,555,535	152.5%
% of Net Assets	152.3%	0.1%	0.0%	0.1%	0.0%	152.5%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

(31) Securities that are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2024, the aggregate fair value of these securities is $7,260 or 0.1% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Security Type	Acquisition Date
Alcresta Holdings, LP	Preferred Equity - Preferred Stocks	3/12/2024
Alcresta Holdings, LP	Preferred Equity - Equity Unit	3/12/2024
Eclipse Topco, Inc.	Preferred Equity - Preferred Stocks	9/6/2024
Ergotron Investments, LLC	Common Equity - Equity Unit	7/6/2022
Fortis Fire & Safety Holdings LP	Common Equity - Equity Unit	7/21/2023
Genius Bidco LLC	Common Equity - Equity Unit	5/1/2024
HIG Intermediate, Inc.	Preferred Equity - Preferred Stocks	12/10/2024
Ishtar Co-Invest-B LP	Common Equity - Stock	7/1/2022
Nutpods Holdings, Inc.	Common Equity - Stock	12/26/2023
Oshun Co-Invest-B LP	Common Equity - Stock	7/1/2022
PPL Equity LP	Preferred Equity - Preferred Stocks	7/1/2022
PPL Equity LP	Preferred Equity - Equity Unit	7/1/2022
RMC Topco LLC	Common Equity - Equity Unit	8/1/2023
Tailwind Fire Flow Investor, LP	Common Equity - Membership Interest	6/28/2024
Trench Safety Solutions Holdings, LLC	Common Equity - Equity Unit	4/29/2022
TZ Parent LLC	Common Equity - Equity Unit	8/12/2022
WC ORS Holdings, L.P.	Common Equity - Limited Partnership	8/7/2024

(32) These investments have a variable interest rate of SOFR + variable spread based on the terms of respective credit agreements.

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of December 31, 2024
Software	14.7%
Commercial Services & Supplies	8.1%
Financial Services	8.0%
Health Care Providers & Services	7.4%
Insurance	5.4%
Media	4.4%
IT Services	3.2%
Pharmaceuticals	3.1%
Professional Services	3.0%
Hotels, Restaurants & Leisure	2.8%
Diversified Consumer Services	2.6%
Technology Hardware, Storage & Peripherals	2.5%
Consumer Staples Distribution & Retail	2.4%
Specialty Retail	2.4%
Construction & Engineering	2.3%
Personal Care Products	1.8%
Machinery	1.7%
Capital Markets	1.7%
Textiles, Apparel & Luxury Goods	1.6%
Trading Companies & Distributors	1.5%
Electric Utilities	1.3%
Automobile Components	1.3%
Leisure Products	1.3%
Distributors	1.2%
Building Products	1.1%
Health Care Equipment & Supplies	1.1%
Household Durables	1.0%
Real Estate Management & Development	0.9%
Containers & Packaging	0.9%
Communications Equipment	0.8%
Health Care Technology	0.8%
Household Products	0.8%
Aerospace & Defense	0.8%
Electrical Equipment	0.8%
Transportation Infrastructure	0.7%
Chemicals	0.6%
Ground Transportation	0.6%
Entertainment	0.6%
Life Sciences Tools & Services	0.5%
Independent Power & Renewable Electricity Producers	0.4%
Consumer Finance	0.4%
Biotechnology	0.3%
Energy Equipment & Services	0.2%
Electronic Equipment, Instruments & Components	0.2%
Marine Transportation	0.2%
Construction Materials	0.2%
Oil, Gas & Consumable Fuels	0.2%
Banks	0.1%
Financing	0.1%
Special Purpose Entity	0.0%
Food Products	0.0%
100.0%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except per share data)

Geographic Region	December 31, 2024
United States	78.9%
United Kingdom	10.2%
Europe	9.0%
Australia	0.7%
Canada	0.7%
Asia	0.3%
Caribbean	0.2%

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

(1)
Fair value is determined in good faith by or under the direction of the Board of Trustees of the Company (the "Board") (See Note 2 to the consolidated financial statements).
(2)
Aggregate gross unrealized gain and loss for federal income tax purposes is $53,850 and $61,525, respectively. Net unrealized loss is $7,675 based on a tax cost of $6,782,263.
(3)
Par amount is denominated in USD unless otherwise noted, British Pound (“£”), Australian Dollar (“A$”), European Euro ("€"), Swedish Krona ("kr") and Swiss Franc ("₣").
(4)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board (see Note 2 and Note 4), pursuant to the Company’s valuation policy.
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
(13)
The interest rate on these loans is subject to SOFR, which as of December 31, 2023 was 5.38%.
(14)
The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2023 was 5.35%.
(15)
The interest rate on these loans is subject to 3 months SOFR, which as of December 31, 2023 was 5.33%.
(16)
The interest rate on these loans is subject to 6 months SOFR, which as of December 31, 2023 was 5.16%.
(17)
The interest rate on these loans is subject to SONIA, which as of December 31, 2023 was 5.19%.
(18)
The interest rate on these loans is subject to 3 months BBSW, which as of December 31, 2023 was 4.41%.
(19)
The interest rate on these loans is subject to 3 months EURIBOR, which as of December 31, 2023 was 3.91%.
(20)
The interest rate on these loans is subject to 6 months EURIBOR, which as of December 31, 2023 was 3.86%.
(21)
The interest rate on these loans is subject to Swiss Average Rate Overnight (SARON), which as of December 31, 2023 was 1.70%.
(22)
The interest rate on these loans is subject to 6 months Stockholm Interbank Offered Rate (STIBOR), which as of December 31, 2023 was 4.05%.
(23)
The interest rate on these loans is subject to Prime, which as of December 31, 2023 was 8.50%.
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

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1. Organization

Apollo Debt Solutions BDC (the “Company,” “ADS,” “we,” “us,” or “our”), a Delaware statutory trust formed on December 4, 2020, is a closed-end, externally managed, diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has elected to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Apollo Credit Management, LLC (the “Adviser”) is our investment adviser and is an affiliate of Apollo Global Management, Inc. and its consolidated subsidiaries (“AGM”, or "Apollo"). The Adviser, subject to the overall supervision of our Board of Trustees (the "Board"), manages the day-to-day operations of the Company and provides investment advisory services to the Company.

Apollo Credit Management, LLC, as our administrator (the “Administrator”), provides, among other things, administrative services and facilities to the Company. Furthermore, the Administrator will offer to provide, on our behalf, managerial assistance to those portfolio companies to which we are required to provide such assistance.

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. The Company seeks to invest primarily in private credit opportunities in directly originated assets, including loans and other debt securities, made to or issued by large private U.S. borrowers, which ADS generally defines as companies with more than $75 million in earnings before interest, taxes, depreciation and amortization ("EBITDA"), as may be adjusted for market disruptions, mergers and acquisitions-related charges and synergies, and other items. While most of the Company’s investments will be in private U.S. companies (subject to compliance with BDC regulatory requirement to invest at least 70% of its assets in private U.S. companies), we also expect to invest from time to time in European and other non-U.S. companies. The investment portfolio may also include other interests such as corporate bonds, common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. Under normal circumstances, we will invest directly or indirectly at least 80% of our total assets (net assets plus borrowings for investment purposes) in debt instruments of varying maturities.

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

As of December 31, 2024, the Company's consolidated subsidiaries were Cardinal Funding LLC, Mallard Funding LLC, Grouse Funding LLC, ADS CLO 1 LLC, ADS Lender LLC, ADS Albatross SPV LLC, ADS Apollonia SPV LLC, ADS Flood SPV LLC, ADS Germantown SPV LLC, ADS Lemon SPV LLC, ADS Antheia SPV LLC, ADS Newark SPV LLC, ADS Opera SPV LLC, ADS Ostrich SPV LLC, ADS Titan SPV LLC, ADS North SPV LLC, ADS Holdings (Lux) S.à.r.l. and ADS Aoide SPV LLC.

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

Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of December 31, 2024 and 2023 were $392,894 and $258,594, respectively, of which $154,584 and $55,000 were held in a money market fund.

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

Investment Valuation Process

The Board has designated the Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. The Adviser, as "valuation designee," is responsible for determining the fair value of our portfolio investments, subject to the oversight of the Board.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the year ended December 31, 2024, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Interest Rate Swaps

The Company uses interest rate swaps to hedge some or all of the Company's fixed rate debt. The Company has designated each interest rate swap held as the hedging instrument in an effective hedge accounting relationship, and therefore the periodic payments and receipts are recognized as components of interest expense in the Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as an other asset or other liability on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt. Any amounts paid to the counterparty to cover collateral obligations under the terms of the interest rate swap agreement are included in other assets or other liabilities and expenses on the Company's Consolidated Statements of Assets and Liabilities. Please see Note 5 of the Company's Consolidated Financial Statements for additional detail.

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

PIK Income

The Company may have loans in its portfolio that contain payment-in-kind ("PIK") provisions. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. PIK income computed at the contractual rate is accrued into income, which is included in interest income in the Company’s Consolidated Statements of Operations, and reflected as interest receivable up to the capitalization date. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.

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

As of December 31, 2024, 0.6% of total investments at amortized cost, or 0.2% of total investments at fair value, were on non-accrual status. As of December 31, 2023, 0.1% of total investments at amortized cost, or 0.1% of total investments at fair value, were on non-accrual status.

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

Distributions

Distributions to common shareholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board and will depend on the Company's earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such factors as the Board may deem relevant from time to time. Although the gross distribution per share is generally equivalent for each share class, the net distribution for each share class is reduced for any class specific expenses, including distribution and servicing fees, if any.

Share Repurchases

In connection with the Company’s share repurchase programs, the cost of shares repurchased is charged to net assets on the trade date.

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its shareholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to shareholders through December 31, 2024 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file Form 1099s for the tax year ending December 31, 2024. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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

If we fail to satisfy the annual distribution requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate rates. Distributions would generally be taxable to our individual and other non-corporate taxable shareholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements are met. Subject to certain limitation under the Code, corporate distributions would be eligible for the dividend-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our shareholders our accumulated earnings and profits attributable to non RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years.

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of December 31, 2024, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

Recent Accounting Pronouncements

The Company adopted FASB Accounting Standards Update 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company operates under one operating segment and reporting unit, investment management. The CODM is the chief executive officer of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. Key metrics include, but are not limited to, net investment income and net increase in net assets resulting from operations that is reported on the Consolidated Statement of Operations, fair value of investments as disclosed on the Consolidated Schedule of Investments, as well as distributions made to the Company’s shareholders. The Company's adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.

Note 3. Agreements and Related Party Transactions

Advisory Agreement

On July 22, 2021, the Company entered into an advisory agreement (the “Advisory Agreement”) with the Adviser, pursuant to which the Adviser will manage the Company on a day-to-day basis. The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Company’s investments and monitoring its investments and portfolio companies on an ongoing basis.

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

For the year ended December 31, 2024, the Company recognized $88,357 of management fees.

For the year ended December 31, 2023, the Company recognized $36,754 of management fees.

For the year ended December 31, 2022, the Company recognized $20,929 of management fees.

For the year ended December 31, 2024, the Company recognized $98,415 of incentive fees based on income and $915 of incentive fees based on cumulative net realized gains.

For the year ended December 31, 2023, the Company recognized $44,790 of incentive fees based on income and $0 of incentive fees based on cumulative net realized gains.

For the year ended December 31, 2022, the Company recognized $18,760 of incentive fees based on income and $0 of incentive fees based on cumulative net realized gains.

As of December 31, 2024 and December 31, 2023, management fees payable were $10,204 and $4,400 and performance-based incentive fees payable were $28,523 and $14,673.

Fees From Affiliates

From time-to-time various affiliates of the Adviser are involved in transactions whereby certain fees, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution” services) are earned and rebated back to the Company. These fees are accounted for as "Other Income" in the Consolidated Statements of Operations. For the year ended December 31, 2024 the Company received $15,394 in fee rebates from affiliates related to Capital Solution services. For the year ended December 31, 2023 and December 31, 2022, the Company received $4,215 and $5,767 in fee rebates from affiliates related to Capital Solution services.

Administration Agreement

On July 22, 2021, the Company entered into an Administration Agreement (the “Administration Agreement”) with the Administrator. Under the terms of the Administration Agreement, the Administrator will provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of net asset value (“NAV”), compliance monitoring (including diligence and oversight of other service providers), preparing reports to shareholders and reports filed with the Securities and Exchange Commission (the “SEC”), preparing materials and coordinating meetings of the Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of AGM or any of its affiliates, subject to the limitations described in Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed by such affiliate or third party. The Administrator hired a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.

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

Intermediary Manager Agreement

On November 10, 2021, the Company entered into an Intermediary Manager Agreement (the “Intermediary Manager Agreement”) with Apollo Global Securities, LLC (the “Intermediary Manager”), an affiliate of the Adviser, which is a broker-dealer registered with the SEC and a member of Financial Industry Regulatory Authority, Inc. (“FINRA”). Under the terms of the Intermediary Manager Agreement, the Intermediary Manager will serve as the intermediary manager for the Company’s public offering of its Common Shares. The Intermediary Manager will be entitled to receive distribution and/or shareholder servicing fees monthly in arrears at an annual rate of 0.85% of the value of the Company’s net assets attributable to Class S shares as of the beginning of the first calendar day of the month. The Intermediary Manager will be entitled to receive distribution and/or shareholder servicing fees monthly in arrears at an annual rate of 0.25% of the value of the Company’s net assets attributable to Class D shares as of the beginning of the first calendar day of the month. No distribution and/or shareholding servicing fees will be paid with respect to Class I shares. The distribution and/or shareholder servicing fees will be payable to the Intermediary Manager, but the Intermediary Manager anticipates that all or a portion of the shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers.

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

For the year ended December 31, 2024, the Company accrued distribution and shareholder servicing fees of $12,712 attributable to Class S shares, and $12 attributable to Class D shares.

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

For the year ended December 31, 2024, the Company did not accrue Expense Support amounts. For the year ended December 31, 2023, the Adviser did not accrue expense support amounts. For the year ended December 31, 2022, the Adviser accrued expense support amounting to $4,433.

For the year ended December 31, 2024, there were no Reimbursement Payments paid to the Adviser. For the year ended December 31, 2023, the Company Reimbursement Payments paid to the Adviser amounted to $4,433. For the year ended December 31, 2022, there were no Reimbursement Payments made to the Adviser.

Co-Investment Activity

An affiliate of the Adviser has received an exemptive order from the SEC on January 14, 2025 (the “Order”), that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Certain types of negotiated co-investments may be made only in accordance with the Order from the SEC permitting us to do so. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent trustees must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our shareholders and is consistent with our Board’s approved criteria. In certain situations where co-investment with one or more funds managed by the Adviser or its affiliates is not covered by the Order, the personnel of the Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on allocation policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Order is subject to certain terms and conditions so there can be no assurance that we will be permitted to co-invest with certain of our affiliates other than in the circumstances currently permitted by regulatory guidance and the Order.

As of December 31, 2024, the Company’s co-investment holdings were 48.6% of the portfolio or $7,068,425, measured at fair value. On a cost basis, 48.5% of the portfolio or $7,082,039 were co-investments.

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

Note 4. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investment as of December 31, 2024, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$14,565,460	$14,542,450	$—	$3,350,919	$11,191,531
Second Lien Secured Debt	36,810	5,723	—	—	5,723
Unsecured Debt	96	103	—	103	—
Common Equity/Interests	766	832	—	—	832
Preferred Equity	6,206	6,427	—	—	6,427
Total Investments before Cash Equivalents	$14,609,338	$14,555,535	$—	$3,351,022	$11,204,513
Money Market Fund	$154,584	$154,584	$154,584	$—	$—
Total Cash Equivalents	$154,584	$154,584	$154,584	$—	$—
Total Investments after Cash Equivalents	$14,763,922	$14,710,119	$154,584	$3,351,022	$11,204,513
Currency swaps	$—	$11,740	$—	$11,740	$—
Interest rate swaps	$—	(22,459)	—	(22,459)	—
Foreign currency forward transactions	—	34,954	—	34,954	—
Total Assets and Liabilities at Fair Value	$14,763,922	$14,722,614	$154,584	$3,363,517	$11,204,513

The following table shows the composition of our investment as of December 31, 2023, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$6,633,492	$6,680,870	$—	$1,324,780	$5,356,090
Second Lien Secured Debt	39,474	28,808	—	—	28,808
Unsecured Debt	9,489	9,253	—	9,253	—
Common Equity/Interests	498	624	—	—	624
Preferred Equity	99	33	—	—	33
Total Investments before Cash Equivalents	$6,683,052	$6,719,588	$—	$1,334,033	$5,385,555
Money Market Fund	$55,000	$55,000	$55,000	$—	$—
Total Cash Equivalents	$55,000	$55,000	$55,000	$—	$—
Total Investments after Cash Equivalents	$6,738,052	$6,774,588	$55,000	$1,334,033	$5,385,555
Interest rate swaps	$—	$10,490	$—	$10,490	$—
Foreign currency forward transactions	—	(3,681)	—	(3,681)	—
Total Assets and Liabilities at Fair Value	$6,738,052	$6,781,397	$55,000	$1,340,842	$5,385,555

The following table shows changes in the fair value of our Level 3 investments during the year ended December 31, 2024:

	Year Ended December 31, 2024
	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Common Equity/Interests	Preferred Equity	Total
Fair value as of December 31, 2023	$5,356,090	$28,808	$—	$624	$33	$5,385,555
Net realized gains (losses)	23,813	—	—	—	—	23,813
Net change in unrealized gains (losses)	(83,210)	(20,421)	—	(61)	286	(103,406)
Net amortization on investments	25,179	(163)	—	—	—	25,016
Purchases, including capitalized PIK (3)	7,915,447	—	—	269	6,108	7,921,824
Sales (3)	(2,152,326)	(2,501)	—	—	—	(2,154,827)
Transfers out of Level 3 (1)	(27,388)	—	—	—	—	(27,388)
Transfers into Level 3 (1)	133,926	—	—	—	—	133,926
Fair value as of December 31, 2024	$11,191,531	$5,723	$—	$832	$6,427	$11,204,513

Net change in unrealized gains (losses) on Level 3 investments still held as of December 31, 2024	$(70,643)	$(20,421)	$—	$(61)	$286	$(90,839)

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
(2)
Includes unfunded commitments measured at fair value of $103,811.
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

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of December 31, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2024 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range					Weighted Average (1)
First Lien Secured Debt	9,424,822	Discounted Cash Flow	Discount Rate	6.6%		-	21.5%		9.8%
	1,741,796	Transactional Value	Cost	N/A			N/A		N/A
	24,840	Asset Recoverability	Recoverability %	0.0%		-	88.5%		52.0%
	73	Single Broker Quote	Single Broker Quote	N/A			N/A		N/A
Second Lien Secured Debt	5,723	Asset Recoverability	Recoverability %	20.8%		-	20.8%		20.8%
Common Equity/Interests	832	Market Comparable Technique	Comparable Multiple	8.0	x	-	20.0	x	10.9	x
Preferred Equity	6,378	Market Comparable Technique	Comparable Multiple	0.1	x	-	17.8	x	0.7	x
	49	Transactional Value	Cost	N/A			N/A		N/A
Total Level 3 Investments	$11,204,513
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

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity securities are primarily EBITDA comparable multiples and market discount rates. The Company typically uses EBITDA comparable multiples on its equity securities to determine the fair value of investments. The Company uses market discount rates for debt securities to determine if the effective yield on a debt security is commensurate with the market yields for that type of debt security. If a debt security’s effective yield is significantly less than the market yield for a similar debt security with a similar credit profile, the resulting fair value of the debt security may be lower. For certain investments where fair value is derived based on a recovery analysis, the Company uses underlying commodity prices from third party market pricing services to determine the fair value and/or recoverable amount, which represents the proceeds expected to be collected through asset sales or liquidation. Further, for certain investments, the Company also considered the probability of future events which are not in management’s control. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower or higher fair value measurement. The significant unobservable inputs used in the fair value measurement of the structured products include the discount rate applied in the valuation models in addition to default and recovery rates applied to projected cash flows in the valuation models. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of an investment; conversely decreases in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks.

Investment Transactions

For the year ended December 31, 2024, purchases of investments on a trade date basis were $11,440,248. For the year ended December 31, 2024, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $3,575,893.

For the year ended December 31, 2023, purchases of investments on a trade date basis were $4,146,891. For the year ended December 31, 2023, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $1,908,436.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the year ended December 31, 2024, PIK income earned was $17,179. During the year ended December 31, 2023 and December 31, 2022, PIK income earned was $11,383 and $5,467.

The following table shows the change in capitalized PIK balance for the year ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
PIK balance at beginning of period	$13,026	$5,333	$—
PIK income capitalized	19,523	7,879	5,333
Adjustments due to investments exited or written off	—	—	—
PIK income received in cash	—	(186)	—
PIK balance at end of period	$32,549	$13,026	$5,333

Note 5. Derivative Instruments

In the normal course of business, the Company enters into derivative financial instruments in the normal course of business to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures. Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2024.

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value	Balance Sheet Location of Net Amounts
Morgan Stanley and Co. International PLC	$467,803		€443,140	3/19/2025	$7,452	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley and Co. International PLC	134,773		£106,480	3/19/2025	1,590	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley and Co. International PLC	(4,765)	A$	(7,469)	3/19/2025	(141)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley and Co. International PLC	1,921	C$	2,720	3/19/2025	24	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	107,385	A$	168,922	3/19/2025	2,827	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	5,005	₣	4,427	3/19/2025	87	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	495,923		€469,652	3/19/2025	8,031	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	995,629		£783,988	3/19/2025	15,038	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	3,305	kr	36,103	3/19/2025	30	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas SA	1,201		€1,140	3/19/2025	17	Unrealized appreciation (depreciation) on foreign currency forward contracts
					34,954

* Totals may not foot due to rounding.

Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2023.

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value	Balance Sheet Location of Net Amounts
State Street Bank and Trust Company	$6,496	A$	9,836	3/20/2024	$(219)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	4,670	₣	4,037	3/20/2024	(165)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	118,003		€108,029	3/20/2024	(1,617)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	173,151		£137,183	3/20/2024	(1,562)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	3,212	kr	33,434	3/20/2024	(117)	Unrealized appreciation (depreciation) on foreign currency forward contracts
					(3,681)

* Totals may not foot due to rounding.

Certain information related to the Company’s interest rate swaps and currency swaps are presented below as of December 31, 2024.

Counterparty	Notional Amount	Maturity Date	Fair Value	Financial Statement Location of Net Amounts
BNP Paribas SA	$325	4/13/2029	$1,019	Other liabilities and expenses
BNP Paribas SA	$300	7/29/2031	$(4,159)	Other liabilities and expenses
Goldman Sachs International	$62	12/21/2025	$(83)	Other liabilities and expenses
Goldman Sachs International	$38	1/19/2026	$(68)	Other liabilities and expenses
Goldman Sachs International	€82	12/21/2027	€(833)	Other liabilities and expenses
Goldman Sachs International	$18	1/19/2028	$(197)	Other liabilities and expenses
Goldman Sachs International	$90	9/28/2026	$1,940	Other liabilities and expenses
Goldman Sachs International	$325	4/13/2029	$851	Other liabilities and expenses
Goldman Sachs International	$350	4/13/2029	$(12,997)	Other liabilities and expenses
SMBC Capital Markets, Inc.	$300	7/29/2031	$(4,159)	Other liabilities and expenses
SMBC Capital Markets, Inc.	$226	9/28/2026	$648	Other liabilities and expenses
SMBC Capital Markets, Inc.	$325	9/28/2028	$(1,047)	Other liabilities and expenses
BNP Paribas SA	$400	7/29/2031	$(3,375)	Other liabilities and expenses
Morgan Stanley Capital Services LLC	$81	5/12/2026	$6,706	Other liabilities and expenses
BNP Paribas SA	$61	5/12/2026	$5,034	Other liabilities and expenses
			$(10,719)

* Totals may not foot due to rounding.

Certain information related to the Company’s interest rate swaps is presented below as of December 31, 2023.

Counterparty	Notional Amount	Maturity Date	Fair Value	Financial Statement Location of Net Amounts
Goldman Sachs International	$62,000	12/21/2025	$(49)	Other assets
Goldman Sachs International	$38,000	1/19/2026	(37)	Other assets
Goldman Sachs International	$82,000	12/21/2027	253	Other assets
Goldman Sachs International	$18,000	1/19/2028	48	Other assets
Goldman Sachs International	€90,000	9/28/2026	2,258	Other assets
SMBC Capital Markets, Inc.	$226,000	9/28/2026	2,492	Other assets
SMBC Capital Markets, Inc.	$325,000	9/28/2028	5,525	Other assets
			10,490

* Totals may not foot due to rounding.

The Company’s foreign currency forward contracts and currency swaps are not designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 for the Company’s foreign currency forward contracts and currency swaps, are in the following locations in the Consolidated Statement of Operations:

		Year Ended December 31,
Derivative Instrument	Financial Statement Location	2024	2023	2022
Foreign currency forward contracts	Net realized gain(loss) on foreign currency forward contracts	$50,283	$(6,275)	$489
Currency swaps	Net realized gain(loss) on derivatives	836	—	—
		51,119	(6,275)	489

		Year Ended December 31,
Derivative Instrument	Financial Statement Location	2024	2023	2022
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$38,635	$(3,930)	$249
Currency swaps	Net change in unrealized appreciation (depreciation) on derivatives	11,740	—	—
		50,374	(3,930)	249

The Company’s interest rate swaps have been designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the years ended December 31, 2024, December 31, 2023 and 2022, for the Company’s interest rate swaps, are in the following locations in the Consolidated Statement of Operations:

	Year Ended December 31,			Financial Statement Location
	2024	2023	2022
Interest rate swaps	$89,025	$(6,133)	$506	Interest and other debt expenses
Hedged items	(79,205)	10,950	(460)	Interest and other debt expenses

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported net in the Consolidated Statements of Assets and Liabilities. The following table presents the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2024:

	As of December 31, 2024
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
BNP Paribas SA	$6,052	$(6,052)	$—	$—	$—
Goldman Sachs International	2,791	(2,791)	—	—	—
SMBC Capital Markets, Inc.	648	(648)	—	—	—
Morgan Stanley Capital Services LLC	6,706	—	—	(5,840)	866
Total	$16,197	$(9,491)	$—	$(5,840)	$866

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
BNP Paribas SA	$(7,534)	$6,052	$—	$1,481	$—
Goldman Sachs International	(14,177)	2,791	—	11,387	—
SMBC Capital Markets, Inc.	(5,206)	648	$—	4,557	—
Morgan Stanley Capital Services LLC	—	—	—	—	—
Total	$(26,917)	$9,491	$—	$17,425	$—

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

Note 6. Debt and Foreign Currency Transactions and Translations

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2024 and December 31, 2023, the Company’s asset coverage was 291.1% and 255.3%, respectively.

The Company’s outstanding debt obligations as of December 31, 2024 were as follows:

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value		Fair Value (3)	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$2,740,000	469,660	469,660		469,660	2,262,302	2,262,302
Cardinal Funding LLC	800,000	664,900	664,900		664,900	135,100	132,672
Grouse Funding LLC	250,000	187,500	187,500		187,500	62,500	62,500
Mallard Funding LLC	500,000	378,900	378,900		378,900	121,100	121,100
December 2025 Notes	62,000	62,000	61,917		61,917	—	—
January 2026 Notes	38,000	38,000	37,932		37,932	—	—
December 2027 Notes	82,000	82,000	81,167		81,167	—	—
January 2028 Notes	18,000	18,000	17,803		17,803	—	—
September 2026 Notes	226,000	226,000	226,648		226,648	—	—
September 2028 Notes	325,000	325,000	323,953		323,953	—	—
September 2026 Euronotes	93,226	93,226	95,166		95,166	—	—
2029 Notes	1,000,000	1,000,000	998,509	(4)	998,509	—	—
2031 Notes	1,000,000	1,000,000	995,513	(4)	995,513	—	—
CLO Class A-1 Notes	450,000	450,000	450,000		450,855	—	—
Total Debt Obligations, net of Debt Discounts	$7,584,226	$4,995,186	$4,989,568		$4,990,423	$2,581,002	$2,578,574
Deferred Financing Costs			(57,385)
Total Debt Obligations, net of Deferred Financing Costs and Debt Discounts			$4,932,183

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2024. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
(4)
Balance is inclusive of original issue discount and/or premium on notes issued below/above par.

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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the year ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Average debt outstanding	$3,649,215	$2,201,911
Maximum amount of debt outstanding	5,140,877	2,812,389

Weighted average annualized interest cost (1)	7.98%	7.47%
Annualized amortized debt issuance cost	0.26%	0.27%
Total annualized interest cost	8.25%	7.74%

Average 1-month SOFR rate	5.3%	5.0%

Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility and SPV Financing Facilities, and net interest on interest rate swaps entered into qualifying hedge accounting relationships. Commitment fees for the year ended December 31, 2024 and 2023 were $9,826 and $8,285, respectively.

The components of interest expense for the year ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Borrowing interest expense	$263,334	$153,606	$58,951
Facility unused fees	9,826	8,285	6,746
Amortization of financing costs and debt issuance costs	9,236	5,962	3,907
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items
Interest rate swaps	56,342	(6,133)	506
Hedged items	(32,413)	10,950	(460)
Total interest expense	$306,325	$172,670	$69,650

Senior Secured Facility

On March 11, 2022, the Company entered into a senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”) with JPMorgan Chase Bank, N.A. The aggregate lender commitments under the Senior Secured Facility on March 11, 2022 were $1.835 billion. On June 7, 2022, the Company entered into an amendment to its Senior Secured Facility to increase the multicurrency commitments from $1.835 billion to $2.085 billion. The Company may seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed approximately $2.753 billion. The scheduled maturity date of the Senior Secured Facility was March 11, 2027.

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

On October 17, 2024, the Company amended and extended its Senior Secured Facility. Lender commitments under the Senior Secured Facility increased from $2.185 billion to $2.740 billion and the Senior Secured Facility’s “accordion” feature that allows the Company to increase the size of the Senior Secured Facility increased from $3.278 billion to $4.110 billion. The final maturity date under the Senior Secured Facility was extended by over one year from October 12, 2028 to October 17, 2029. The covenants and representations and warranties the Company is required to comply with were also modified (including, among other things, that the minimum shareholders’ equity test was reset), but the remaining terms and conditions of the Senior Secured Facility remain substantially the same. The Senior Secured Facility continues to include usual and customary events of default for senior secured revolving credit facilities of this type.

Loans under the Senior Secured Facility denominated in US dollars will bear interest, at the Company’s option, at the base rate plus a spread of 0.75% to 0.875% or the term Secured Overnight Financing Rate ("SOFR") rate plus a credit spread adjustment of 0.10% and spread of 1.75% to 1.875%, in each case, with such spread being determined based on the total amount of the gross borrowing base relative to the total combined debt amount, as of the date of determination. Loans under the Senior Secured Facility denominated in currencies other than US dollars will bear interest at certain local rates consistent with market standards. Interest on loans denominated in dollars is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of the applicable interest period in the case of loans bearing interest at the term SOFR rate (or at each three month interval in the case of loans with interest periods greater than three months). Interest on loans denominated in currencies other than US dollars is due and payable in a manner consistent with market standards. The Company is also obligated to pay other customary closing fees, arrangement fees, administration fees, commitment fees and letter of credit fees for a credit facility of this size and type.

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

The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of December 31, 2024 and December 31, 2023, the Company had $8,038 and $0, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $2,262,302 and $1,570,477 as of December 31, 2024 and December 31, 2023, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

As of December 31, 2024, the Company was in compliance with all covenants and other requirements of the Senior Secured Facility.

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

As of December 31, 2024, the Company was in compliance with all covenants and other requirements of the SPV Financing Facilities.

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

The maximum principal amount of the Cardinal Funding Secured Credit Facility as of the Closing Date is $500 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Cardinal Funding’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits. Amounts drawn under the Cardinal Funding Secured Credit Facility, will bear interest at the Term SOFR Reference Rate, the Canadian Dollar Offered Rate ("CDOR"), Sterling Overnight Index Average ("SONIA") Rate, or the Euro Interbank Offered Rate ("EURIBOR"), all together (the “Applicable Reference Rate”), in each case, plus a margin. Advances used to finance the purchase or origination of broadly syndicated loans under the Cardinal Funding Secured Credit Facility initially bear interest at the Applicable Reference Rate plus a spread of 1.70%. Advances used to finance the purchase or origination of private credit loans under the Cardinal Funding Secured Credit Facility initially bear interest at the Applicable Reference Rate plus a spread of 2.20%. Advances used to finance the purchase or origination of any other eligible loans under the Cardinal Funding Secured Credit Facility initially bear interest at the Applicable Reference Rate plus a spread of 2.45%. After the expiration of a three-year reinvestment period, the applicable margin on outstanding advances will be increased by 0.50% per annum. All amounts outstanding under the Cardinal Funding Secured Credit Facility must be repaid by the date that is five years after the closing date of the Cardinal Funding Secured Credit Facility. The contractual maturity date of the Cardinal Funding Secured Credit Facility is January 7, 2027.

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

The maximum principal amount of the Mallard Funding Loan and Servicing Agreement as of the Closing Date is $500 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Mallard Funding’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits. Under the Mallard Funding Loan and Servicing Agreement, Mallard Funding is permitted to borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Mallard Funding Loan and Servicing Agreement, will bear interest at Adjusted Term SOFR, the CDOR, Daily Simple SONIA or the EURIBOR (the “Mallard Funding Applicable Reference Rate”), in each case, plus a margin.

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

CLO Transaction

On October 9, 2024 (the “CLO Closing Date”) the Company completed a $754.7 million term debt securitization (the “2024 Debt Securitization”). Term debt securitizations are also known as a collateralized loan obligations and are a form of secured financing incurred by a subsidiary of the Company, which is consolidated by the Company and subject to the Company’s overall asset coverage requirements. In connection with the 2024 Debt Securitization, the Merlin Credit Facility was paid in full and terminated.

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

The notes offered in the 2024 Debt Securitization consist of $450 million of AAA(sf)/Aaa(sf) Class A-1 Senior Secured Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 1.35% (the “Class A-1 Notes”); $30 million of AA(sf) Class A-2 Senior Secured Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 1.80% (the “Class A-2 Notes”); $112.5 million of A(sf) Class B Senior Secured Deferrable Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 2.15% (the “Class B Notes”); $45 million of BBB-(sf) Class C Senior Secured Deferrable Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 3.35% (the “Class C Notes” and together with the Class A-1 Notes, the Class A-2 Notes and the Class B Notes, the “Secured Notes”). Additionally, on the CLO Closing Date, the CLO Issuer will issue $117.2 million of Subordinated Notes due 2036 (the “Subordinated Notes” and, collectively with the Secured Notes, the “CLO Notes”), which do not bear interest.

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

The CLO Issuer intends to use the proceeds from the 2024 Debt Securitization to, among other things, purchase certain loans (“Collateral Obligations”) from time to time on and after the CLO Closing Date from the Company pursuant to a master loan sale agreement entered into on the CLO Closing Date (the “Loan Sale Agreement”) among the Company, the CLO Retention Holder and the CLO Issuer. Under the terms of the Loan Sale Agreement that provide for the sale of Collateral Obligations to the CLO Issuer, the Company will transfer to the CLO Retention Holder, and the CLO Retention Holder will transfer to the CLO Issuer, a portion of its ownership interest in the Collateral Obligations securing the 2024 Debt Securitization for the purchase price and other consideration set forth in the Loan Sale Agreement from time to time on and after the CLO Closing Date. Following these transfers, CLO Issuer, and not the Retention Holder or the Company, will hold all of the ownership interest in such loans and participations. The Company made customary representations, warranties and covenants in the Loan Sale Agreement. The Secured Notes are the secured obligation of the CLO Issuer, the Subordinated Notes are the unsecured obligations of the CLO Issuer, and the CLO Indenture governing the CLO Notes include customary covenants and events of default. The CLO Notes have not been, and will not be, registered under the Securities Act of 1933, as amended, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration.

The Company serves as collateral manager to the CLO Issuer under a collateral management agreement entered into on the CLO Closing Date (the “Collateral Management Agreement”). Pursuant to the Collateral Management Agreement, so long as the Company is the collateral manager, the collateral management fee will equal 0.0% per annum of the fee basis amount.

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt obligations outstanding as of December 31, 2024:

	December 31, 2024
	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound	£31,680	40,264	39,660	604	1/17/2025
European Euro	€90,000	95,081	93,226	1,854	N/A
Total	121,680	135,345	132,886	2,458

The Company had the following foreign-denominated debt obligations outstanding as of December 31, 2023:

	December 31, 2023
	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound	£202,800	251,567	258,499	(6,932)	1/30/2024
British Pound	£6,200	8,408	7,903	505	2/1/2024
British Pound	£3,500	4,747	4,461	286	1/30/2024
European Euro	€322,500	332,334	356,024	(23,690)	1/30/2024
European Euro	€90,000	95,081	99,356	(4,275)	N/A
Total	625,000	692,137	726,243	(34,106)

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

2023 Series A Notes

On August 10, 2023, the Company priced an offering of $650 million in aggregate principal amount of Senior Unsecured Notes (the “2023 Series A Notes”) to institutional investors in a private placement. The 2023 Series A Notes are comprised of $226 million Senior Unsecured Notes due September 28, 2026 (the “September 2026 Notes”), $325 million Senior Unsecured Notes due September 28, 2028 (the “September 2028 Notes”), and €90 million Senior Unsecured Notes due September 28, 2026 (the “September 2026 Euronotes”). The 2023 Series A Notes were issued on September 28, 2023. The September 2026 Notes, September 2028 Notes and September 2026 Euronotes have fixed interest rates of 8.54%, 8.62%, and 7.02% per annum, respectively. Interest on the Notes is due and payable semiannually. These interest rates are subject to increase (up to a maximum increase of 1.00% above the stated rate for each of the September 2026 Notes, September 2028 Notes and September 2026 Euronotes) in the event that, subject to certain exceptions, the 2023 Series A Notes cease to have an investment grade rating. These interest rates are subject to increase (up to a maximum increase of 1.50% above the stated rate for each of the September 2026 Notes, September 2028 Notes and September 2026 Euronotes) in the event that, subject to certain exceptions, the Company’s secured debt ratio exceeds 60% up to August 31, 2024, and 55% subsequent to August 31, 2024. These interest rates are subject to increase (up to a maximum increase of 2.00% above the stated rate for each of the September 2026 Notes, September 2028 Notes and September 2026 Euronotes) in the event that, subject to certain exceptions, the 2023 Series A Notes cease to have an investment grade rating and the secured debt ratio event has occurred as disclosed above.

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

Unsecured Notes

2029 Notes

On March 21, 2024, the Company and U.S. Bank Trust Company, National Association (the “Trustee”) entered into a First Supplemental Indenture (the “First Supplemental Indenture” and, together with the Base Indenture (as defined below), the “March 2024 Indenture”) related to the $650 million in aggregate principal amount of its 6.900% notes due 2029 (the “Existing 2029 Notes”), which supplements that certain Base Indenture, dated as of March 21, 2024 (as may be further amended, supplemented or otherwise modified from time to time, the “Base Indenture”)

On September 19, 2024, the Company issued an additional $350 million aggregate principal amount of 6.900% Notes due 2029 (the “New 2029 Notes”and, together with the Existing 2029 Notes, the "2029 Notes") under the March 2024 Indenture. The New 2029 Notes were issued at a price equal to 104.031% of the face value, plus accrued interest from March 21, 2024, resulting in an effective yield to maturity of 5.864%. The New 2029 Notes were issued as “Additional Notes” under the March 2024 Indenture and have identical terms to the Existing 2029 Notes, other than the issue date and the issue price. The New 2029 Notes will be treated as a single class of notes with the Existing 2029 Notes for all purposes under the March 2024 Indenture.

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

In connection with the 2029 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominantly floating rate loans. Under the interest rate swap agreement related to the 2029 Notes, the Company receives a fixed interest rate of 6.90% per annum and pays a floating interest rate of SOFR + 2.71% per annum on $325 million of the 2029 Notes, the Company receives a fixed interest rate of 6.90% per annum and pays a floating interest rate of SOFR + 2.70% per annum on $325 million of the 2029 Notes, and the Company receives a fixed interest rate of 5.86% per annum and pays a floating interest rate of SOFR + 2.67% per annum on $350 million of the 2029 Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

2031 Notes

On July 29, 2024, the Company and the Trustee entered into a Second Supplemental Indenture (the “Second Supplemental Indenture” and, together with the Base Indenture, the “July 2024 Indenture”) related to the $600 million in aggregate principal amount of its 6.700% notes due 2031 (the “Existing 2031 Notes”), which supplements the Base Indenture.

On November 21, 2024, the Company issued an additional $400 million aggregate principal amount of 6.700% Notes due 2031 (the “New 2031 Notes” and, together with the Existing 2031 Notes, the “2031 Notes”) under the July 2024 Indenture. The New 2031 Notes were issued at a price equal to 101.841% of the face value, plus accrued interest from July 29, 2024, resulting in an effective yield to maturity of 6.350%. The New 2031 Notes were issued as “Additional Notes” under the July 2024 Indenture and have identical terms to the Existing 2031 Notes, other than the issue date and the issue price. The New 2031 Notes will be treated as a single class of notes with the Existing 2031 Notes for all purposes under the July 2024 Indenture.

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

The following table summarizes transactions in common shares of beneficial interest during the years ended December 31, 2024, 2023, and 2022:

	Year Ended		Year Ended		Year Ended
	December 31, 2024		December 31, 2023		December 31, 2022
	Shares	Amount	Shares	Amount	Shares	Amount
Class S:
Proceeds from shares sold	45,686,203	$1,134,565	23,193,791	$563,130	10,647,136	$254,686
Repurchase of common shares	(1,999,887)	(49,763)	(264,129)	(6,437)	(10,696)	(246)
Early repurchase deduction	—	162	—	12	—	5
Distributions reinvested	2,938,759	73,064	811,375	19,630	191,299	4,463
Net increase (decrease)	46,625,076	$1,158,028	23,741,037	$576,335	10,827,739	$258,908
Class D:
Proceeds from shares sold	698,370	$17,344	188,308	$4,582	106,799	$2,495
Repurchase of common shares	(4,030)	(100)	—	—	—	—
Early repurchase deduction	—	—	—	—	—	—
Distributions reinvested	36,385	906	3,070	76	144	3
Net increase (decrease)	730,725	$18,150	191,378	$4,658	106,943	$2,498
Class I:
Proceeds from shares sold	171,038,277	$4,249,221	59,483,944	$1,441,928	82,003,196	$2,012,264
Repurchase of common shares	(9,932,933)	(247,089)	(12,629,046)	(304,830)	(2,103,502)	(48,721)
Early repurchase deduction	—	47	—	5	—	587
Distributions reinvested	8,129,870	202,103	3,788,921	91,381	2,041,377	48,127
Net increase (decrease)	169,235,213	$4,204,282	50,643,819	$1,228,484	81,941,071	$2,012,257
Total net increase (decrease)	216,591,014	$5,380,460	74,576,235	$1,809,477	92,875,753	$2,273,663

Net Asset Value per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class S shares, Class D shares and Class I shares during the years ended December 31, 2024, 2023, and 2022:

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2024	$24.62	$24.62	$24.62
February 29, 2024	24.67	24.67	24.67
March 31, 2024	24.85	24.85	24.85
April 30, 2024	24.84	24.84	24.84
May 31, 2024	24.90	24.90	24.90
June 30, 2024	24.90	24.90	24.90
July 31, 2024	24.90	24.90	24.90
August 31, 2024	24.92	24.92	24.92
September 30, 2024	24.94	24.94	24.94
October 31, 2024	24.95	24.95	24.95
November 30, 2024	24.93	24.93	24.93
December 31, 2024	24.86	24.86	24.86

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2023	$23.64	23.64	23.64
February 28, 2023	23.76	23.76	23.76
March 31, 2023	23.82	23.82	23.82
April 30, 2023	23.95	23.95	23.95
May 31, 2023	23.91	23.91	23.91
June 30, 2023	24.18	24.18	24.18
July 31, 2023	24.38	24.38	24.38
August 31, 2023	24.50	24.50	24.50
September 30, 2023	24.55	24.55	24.55
October 31, 2023	24.41	24.41	24.41
November 30, 2023	24.49	24.49	24.49
December 31, 2023	24.63	24.63	24.63

	NAV Per Share
For the Month Ended	Class S (1)	Class D (2)	Class I
January 31, 2022	—	—	25.04
February 28, 2022	24.74	—	24.74
March 31, 2022	24.71	—	24.71
April 30, 2022	24.63	—	24.63
May 31, 2022	23.72	—	23.72
June 30, 2022	22.87	—	22.87
July 31, 2022	23.43	23.43	23.43
August 31, 2022	23.55	23.55	23.55
September 30, 2022	22.97	22.97	22.97
October 31, 2022	23.07	23.07	23.07
November 30, 2022	23.13	23.13	23.13
December 31, 2022	23.20	23.20	23.20

(1) Class S shares were first issued on February 1, 2022.

(2) Class D shares were first issued on July 1, 2022.

Distributions

The Board authorizes and declares monthly distribution amounts per share of Class S shares, Class D shares and Class I shares. The following table presents distributions that were declared during the year ended December 31, 2024:

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2024	January 23, 2024	February 28, 2024	$0.1622	$6,206	$0.1748	$69	$0.1800	$25,807
January 31, 2024	December 20, 2023	February 28, 2024	0.0200	765	0.0200	8	0.0200	2,867	(1)
February 29, 2024	February 26, 2024	March 27, 2024	0.1634	6,818	0.1751	82	0.1800	28,229
February 29, 2024	December 20, 2023	March 27, 2024	0.0200	835	0.0200	9	0.0200	3,137	(1)
March 29, 2024	March 21, 2024	April 26, 2024	0.1622	7,606	0.1748	90	0.1800	31,021
March 29, 2024	December 20, 2023	April 26, 2024	0.0200	938	0.0200	10	0.0200	3,447	(1)
April 30, 2024	April 23, 2024	May 29, 2024	0.1627	8,260	0.1749	100	0.1800	33,209
April 30, 2024	March 21, 2024	May 29, 2024	0.0200	1,015	0.0200	11	0.0200	3,690	(1)
May 31, 2024	May 22, 2024	June 27, 2024	0.1621	9,041	0.1747	108	0.1800	35,615
May 31, 2024	March 21, 2024	June 27, 2024	0.0200	1,116	0.0200	10	0.0200	3,959	(1)
June 28, 2024	June 21, 2024	July 29, 2024	0.1627	9,711	0.1749	80	0.1800	39,162
June 28, 2024	March 21, 2024	July 29, 2024	0.0200	1,193	0.0200	11	0.0200	4,350	(1)
July 31, 2024	July 22, 2024	August 27, 2024	0.1621	10,106	0.1747	100	0.1800	41,338
July 31, 2024	June 21, 2024	August 27, 2024	0.0200	1,247	0.0200	12	0.0200	4,594	(1)
August 30, 2024	August 21, 2024	September 26, 2024	0.1621	10,609	0.1747	141	0.1800	45,044
August 30, 2024	June 21, 2024	September 26, 2024	0.0200	1,311	0.0200	16	0.0200	5,003	(1)
September 30, 2024	September 20, 2024	October 29, 2024	0.1626	11,155	0.1749	148	0.1800	47,004
September 30, 2024	June 21, 2024	October 29, 2024	0.0200	1,375	0.0200	17	0.0200	5,219	(1)
October 31, 2024	October 23, 2024	November 26, 2024	0.1620	11,823	0.1747	171	0.1800	48,573
October 31, 2024	September 20, 2024	November 26, 2024	0.0200	1,460	0.0200	20	0.0200	5,398	(1)
November 29, 2024	November 21, 2024	December 27, 2024	0.1626	12,687	0.1749	174	0.1800	52,267
November 29, 2024	September 20, 2024	December 27, 2024	0.0200	1,560	0.0200	20	0.0200	5,822	(1)
December 31, 2024	December 20, 2024	January 29, 2025	0.1621	13,259	0.1747	180	0.1800	54,662
December 31, 2024	September 20, 2024	January 29, 2025	0.0200	1,634	0.0200	21	0.0200	6,076	(1)
			$2.1888	$131,731	$2.3378	$1,610	$2.4000	$535,493

* Totals may not foot due to rounding.

(1) Represents a special distribution.

The following table presents distributions that were declared during the year ended December 31, 2023:

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2023	January 20, 2023	February 24, 2023	$0.1433	$1,631	$0.1551	$18	$0.1600	$13,422
February 28, 2023	February 17, 2023	March 29, 2023	0.1446	1,703	0.1555	18	0.1600	13,675
February 28, 2023	January 20, 2023	March 29, 2023	0.0200	236	0.0200	2	0.0200	1,709	(1)
March 31, 2023	March 24, 2023	April 26, 2023	0.1428	1,803	0.1550	20	0.1600	14,193
March 31, 2023	January 20, 2023	April 26, 2023	0.0200	253	0.0200	3	0.0200	1,774	(1)
April 28, 2023	April 20, 2023	May 26, 2023	0.1434	1,964	0.1551	22	0.1600	14,345
April 28, 2023	January 20, 2023	May 26, 2023	0.0200	274	0.0200	3	0.0200	1,793	(1)
May 31, 2023	May 23, 2023	June 28, 2023	0.1427	2,169	0.1549	22	0.1600	14,759
May 31, 2023	April 20, 2023	June 28, 2023	0.0200	304	0.0200	3	0.0200	1,845	(1)
June 30, 2023	June 23, 2023	July 27, 2023	0.1433	2,392	0.1551	22	0.1600	15,329
June 30, 2023	May 23, 2023	July 27, 2023	0.0200	334	0.0200	3	0.0200	1,916	(1)
July 30, 2023	June 23, 2023	August 29, 2023	0.0200	381	0.0200	3	0.0200	1,945	(1)
July 31, 2023	July 20, 2023	August 29, 2023	0.1425	2,715	0.1549	22	0.1600	15,557
August 31, 2023	August 23, 2023	September 27, 2023	0.1424	2,948	0.1548	25	0.1600	16,333
August 31, 2023	July 20, 2023	September 27, 2023	0.0200	414	0.0200	3	0.0200	2,042	(1)
September 30, 2023	September 25, 2023	October 27, 2023	0.1629	3,888	0.1750	35	0.1800	19,779
October 31, 2023	October 24, 2023	November 29, 2023	0.1623	4,335	0.1748	43	0.1800	20,994
October 31, 2023	September 25, 2023	November 29, 2023	0.0200	534	0.0200	5	0.0200	2,333	(1)
November 30, 2023	November 20, 2023	December 27, 2023	0.1629	4,987	0.1750	47	0.1800	22,572
November 30, 2023	September 25, 2023	December 27, 2023	0.0200	612	0.0200	5	0.0200	2,508	(1)
December 29, 2023	December 20, 2023	January 29, 2024	0.1623	5,619	0.1748	52	0.1800	24,172
December 29, 2023	September 25, 2023	January 29, 2024	0.0200	692	0.0200	6	0.0200	2,686	(1)
			$1.9954	$40,188	$2.1400	$383	$2.2000	$225,680

* Totals may not foot due to rounding.

(1) Represents a special distribution.

The following table presents distributions that were declared during the year ended December 31, 2022:

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2022	January 31, 2022	March 7, 2022	$—	$—	$—	$—	$0.1045	$2,744
February 28, 2022	February 28, 2022	April 1, 2022	0.1245	22	—	—	0.1408	6,096
March 29, 2022	March 29, 2022	April 29, 2022	0.1229	225	—	—	0.1408	7,472
April 30, 2022	April 21, 2022	May 26, 2022	0.1235	426	—	—	0.1408	8,388
May 31, 2022	May 20, 2022	June 28, 2022	0.1230	576	—	—	0.1408	9,105
June 30, 2022	June 22, 2022	July 28, 2022	0.1242	717	—	—	0.1408	9,404
July 29, 2022	July 25, 2022	August 29, 2022	0.1243	842	0.1359	1	0.1408	10,013
August 31, 2022	August 23, 2022	September 28, 2022	0.1239	955	0.1358	2	0.1408	10,373
September 30, 2022	September 22, 2022	October 28, 2022	0.1243	1,119	0.1360	11	0.1408	10,767
October 31, 2022	October 21, 2022	November 25, 2022	0.1242	1,214	0.1359	11	0.1408	11,435
November 30, 2022	November 16, 2022	December 27, 2022	0.1439	1,473	0.1553	13	0.1600	13,174
December 30, 2022	December 15, 2022	January 27, 2023	0.1433	1,552	0.1551	16	0.1600	13,395
			$1.4021	$9,121	$0.8540	$54	$1.6917	$112,366

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

Through December 31, 2024, none of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions.

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the year ended December 31, 2024:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.1539	$129,631	$2.3029	$1,586	$2.3651	$527,706
Net realized gains	0.0349	2,100	0.0349	24	0.0349	7,787
Distributions in excess of net investment income	—	—	—	—	—	—
	$2.1888	$131,731	$2.3378	$1,610	$2.4000	$535,493

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the year ended December 31, 2023:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.9954	$40,188	$2.1400	$383	$2.2000	$225,680
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—
	$1.9954	$40,188	$2.1400	$383	$2.2000	$225,680

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the year ended December 31, 2022:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.4021	$9,121	$0.8540	$54	$1.6917	$112,366
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—
	$1.4021	$9,121	$0.8540	$54	$1.6917	$112,366

Share Repurchase Program

At the discretion of our Board, the Company has commenced a share repurchase program in which it intends to repurchase the Company’s Common Shares outstanding as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. Should the Board suspend the share repurchase program, the Board will consider whether the continued suspension of the program is in the best interests of the Company and shareholders on a quarterly basis. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

The following table presents information with respect to the Company’s share repurchases during the year ended December 31, 2024:

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 15, 2024	5,079,296	3.03%	$24.85	March 31, 2024	$126,101	3,293,303
June 13, 2024	1,612,752	0.75%	$24.90	June 30, 2024	40,110	9,120,695
September 13, 2024	2,731,316	0.99%	$24.94	September 30, 2024	68,083	11,073,199
December 16, 2024	2,513,327	0.77%	$24.86	December 31, 2024	62,448	13,879,590

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

(1) Percentage is based on total shares as of the close of the previous calendar quarter

(2) All repurchase requests were satisfied in full

(3) Amounts shown net of Early Repurchase Deduction

The following table presents information with respect to the Company’s share repurchases during the year ended December 31, 2022:

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
June 17, 2022	81,278	0.15%	$22.87	June 30, 2022	$1,822	2,745,085
September 13, 2022	252,255	0.35%	$22.97	September 30, 2022	5,699	3,623,806
December 14, 2022	1,780,665	2.09%	$23.20	December 31, 2022	40,854	4,264,898

(1) Percentage is based on total shares as of the close of the previous calendar quarter

(2) All repurchase requests were satisfied in full

(3) Amounts shown net of Early Repurchase Deduction

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2024 and December 31, 2023, the Company had the following unfunded commitments to its portfolio companies:

	December 31, 2024	December 31, 2023
Unfunded revolver obligations, bridge loan and backstop commitments (1)	$1,091,693	$391,127
Standby letters of credit issued and outstanding (2)	6,805	4,797
Unfunded delayed draw loan commitments (3)	1,324,792	424,740
Total Unfunded Commitments (4)	$2,423,290	$820,664

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2024, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of December 31, 2024 and December 31, 2023, the bridge loan and backstop commitments included in the balances were $447,160 and $30,777.
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

Organizational and Offering Costs

The Adviser agreed to bear all of the Company’s organization and offering expenses through the date on which the Company broke escrow for the initial offering of its Common Shares. The Company is obligated to reimburse the Adviser for such expenses incurred upon breaking escrow for our offering. The total organization and offering costs incurred for years ended December 31, 2024, 2023 and 2022 were $721, $38 and $2,901 which were recognized by the Company when it broke escrow for the initial offering of its Common Shares.

Warehousing Transactions

The Company entered into a warehousing transaction whereby the Company agreed, subject to certain conditions, to purchase certain assets from parties unaffiliated with the Adviser. The warehousing transaction was designed to assist the Company in deploying capital upon receipt of subscription proceeds.

On February 22, 2021, the Company entered into a Facility Agreement (“Facility Agreement”), which was subsequently amended on August 17, 2021, with Goldman Sachs Bank USA (the “Financing Provider”). The Facility Agreement creates a forward obligation of the Financing Provider to sell, and a forward obligation of the Company, or its designee, to purchase certain investments (the “Portfolio Investments”) owned and held by the Financing Provider at the Company’s request. Pursuant to the Facility Agreement, the Company may request the Financing Provider to acquire Portfolio Investments as it designates from time to time, which the Financing Provider can approve or reject in its sole and absolute discretion. Prior to any sale to the Company, the Portfolio Investments will be owned and held solely for the account of the Financing Provider. ADS will have no obligation to purchase the Portfolio Investments under the Facility Agreement until such time the Company has received subscriptions for its shares of at least $600 million (the “Capital Condition”). After the Company has met the Capital Condition, it will be obligated to purchase the Portfolio Investments from the Financing Provider on or before February 22, 2022 (the “Facility End Date”). ADS may elect, but is not obligated to, purchase Portfolio Investments prior to the Facility End Date or prior to or without meeting the Capital Condition. In consideration for the forward arrangement provided by the Financing Provider (the amount of the arrangement will not exceed $250 million before May 22, 2021 and $500 million between such date and the Facility End Date (the “Financing Amount”), the Company has agreed to pay certain fees and expenses to the Financing Provider, including (i) a facility fee at an annual rate of the London Interbank Offered Rate ("LIBOR") plus 1.77% multiplied by the cash amount paid by the Financing Provider (subject to adjustment for, among other things, cash amounts received by the Financing Provider) for such Portfolio Investment (the “Funded Amount”) while it is being held by the Financing Provider, (ii) an unused fee at an annual rate of 0.50% of the unused Financing Amount minus the greater of (A) the Minimum Utilization Amount and (B) the Funded Amount, and (iii) a minimum utilization fee at an annual rate of 1.77% of (the “Minimum Utilization Amount”) (A) prior to May 22, 2021, 50% of the Financing Amount at such time and (B) on or after May 22, 2021, and prior to the Facility End Date, 75% of the Financing Amount at such time. As a general matter, the price the Company would pay to purchase any Portfolio Investment from the Financing Provider equals the cash amount paid by the Financing Provider subject to adjustment for, among other things, principal repayments and interest amounts earned by the Financing Provider. Accordingly, shareholders will benefit from any interest paid or accrued on any Portfolio Investment purchased by the Company.

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

For the year ended December 31, 2022, the Company purchased debt investments from the Financing Provider with an aggregate principal amount of $436 million (excluding unfunded revolvers and delayed draw positions of $0.2 million), at a purchase price of $412 million, resulting in an unrealized gain of approximately $3 million. During the year ended December 31, 2024 and 2023, no additional transactions with the Financing Provider as it relates to the warehousing transactions had occurred.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business.

On March 14, 2023, certain First Lien and Second Lien holders of debt issued by Mitel filed a complaint in New York State Court captioned Ocean Trails CLO VII et al v. MLN TopCo Ltd., et al, Index No. 651327/2023, against certain other First Lien and Second Lien debt holders, including the Company, alleging, among other things, that the defendant lenders breached the terms of their lending agreements and the New York Uniform Voidable Transfer Act in connection with certain amendments to the relevant documents governing the debt. On December 5, 2023, the trial court granted defendants’ motions to dismiss in part and denied them in part. The plaintiffs and defendants appealed the courts’ motion to dismiss ruling to the intermediate New York State appellate court. On December 31, 2024, the intermediate New York State appellate court dismissed the entire case, including all claims against the Company. On January 30, 2025, plaintiffs filed a motion for leave to appeal the intermediate New York State appellate court’s ruling to the New York Court of Appeals. The motion is now fully briefed and pending resolution.

Management is not aware of any pending or threatened material litigation as of December 31, 2024 other than the matter disclosed above.

Note 9. Income Taxes

For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The final determination of the tax character of distributions will not be made until we file our tax return for each tax year and the tax characteristics of all distributions will be reported to shareholders on Form 1099 after the end of each calendar year. The tax character of distributions paid to shareholders during the tax years ended December 31, 2024, December 31, 2023, and December 31, 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Ordinary income	$658,923	$266,251	$121,541
Capital gains	9,911	—	—
Return of capital	—	—	—
Total distributions paid to shareholders	$668,834	$266,251	$121,541

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

The following table reconciles the net increase in net assets resulting from operations to taxable income for the tax years ended December 31, 2024, December 31, 2023, and December 31, 2022:

	Year Ended December 31,
	2024	2023	2022
Net increase (decrease) in net assets resulting from operations	$711,174	$425,537	$2,761
Adjustments:
Net realized losses (gains)	(49,217)	13,783	14,894
Net change in unrealized losses (gains)	13,003	(129,990)	130,208
Income not currently taxable	—	—	—
Income (loss) recognized for tax but not book	(24,498)	(794)	190
Expenses not currently deductible	4,325	4,351	2,130
Expenses incurred for tax but not book	(62)	(62)	—
Realized gain/loss differences (1)	—	—	—
Taxable income before deductions for distributions	$654,725	$312,825	$150,183

(1) These pertain to book income/losses treated as capital gains/losses for tax purposes or book realized gains/losses treated as ordinary income/losses for tax purposes.

The following table shows the components of accumulated losses on a tax basis for the years ended December 31, 2024, December 31, 2023, and December 31, 2022:

	Year Ended December 31,
	2024	2023	2022
Undistributed ordinary income	$76,967	$75,215	$28,643
Undistributed long-term capital gains	1,297	—	—
Capital loss carryforward	—	(21,487)	(18,256)
Late year ordinary loss deferral	(3,192)	—	—
Unrealized appreciation (depreciation)	17,646	(7,675)	(127,038)
Total accumulated under-distributed (over-distributed) earnings	$92,718	$46,053	$(116,651)

During the year ended December 31, 2024, the Company utilized ($21,487) of capital loss carryforward. As of December 31, 2023, the Company had a short-term capital loss carryforward of $12,017 and long-term capital loss carryforward of $9,470. As of December 31, 2022, the Company had a short-term capital loss carryforward of $18,256 and no long-term capital loss carryforward.

For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year.

As of December 31, 2024, the Company deferred $3,192 late-year ordinary losses which are deemed to arise on January 1, 2025. As of December 31, 2023, the Company deferred no late-year ordinary losses which are deemed to arise on January 1, 2024. As of December 31, 2022, the Company deferred no late-year ordinary losses which are deemed to arise on January 1, 2023.

As of December 31, 2024, the Company did not defer any post-October capital loss deemed to arise on January 1, 2025. As of December 31, 2023, the Company did not defer any post-October capital loss deemed to arise on January 1, 2024. As of December 31, 2022, the Company did not defer any post-October capital loss deemed to arise on January 1, 2023.

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

As of December 31, 2024, we adjusted accumulated net realized loss by ($22,590) to $2,218, under-distributed net investment income by $26,914 to $103,566, and paid-in capital in excess of par by ($4,325) to $9,449,937. Total earnings and net asset value were not affected.

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

To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the year ended December 31, 2024, $2,689 was recorded for U.S. federal excise tax. For the year ended December 31, 2023, $2,757 was recorded for U.S. federal excise tax. For the year ended December 31, 2022, $783 was recorded for U.S. federal excise tax. All respective amounts are included in other general and administrative expenses on the Company's Consolidated Statements of Operations.

Note 10. Financial Highlights

The following are the financial highlights for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024

	Class S	Class D	Class I
Per Share Data:
Net asset value at beginning of period	$24.63	$24.63	$24.63
Net investment income (1)	2.21	2.39	2.42
Net unrealized and realized gains (losses) (2)	0.17	0.14	0.18
Net increase (decrease) in net assets resulting from operations	2.38	2.53	2.60
Distribution declared (3)
Net investment income	(2.15)	(2.30)	(2.37)
Net realized gains	(0.03)	(0.03)	(0.03)
Distributions in excess of net investment income	-	-	-
Net asset value at end of period	$24.86	$24.86	$24.86

Total return (4)	10.20%	10.86%	11.13%
Shares outstanding, end of period	81,193,852	1,029,046	301,820,104
Weighted average shares outstanding	60,256,124	691,140	223,341,802

Ratio/Supplemental Data
Net assets at end of period	$2,018,307	$25,580	$7,502,609
Annualized ratio of net expenses to average net assets (5)	8.19%	7.39%	7.34%
Annualized ratio of net investment income to average net assets (5)	8.88%	9.59%	9.73%
Portfolio turnover rate	33.84%	33.84%	33.84%
Asset coverage per unit (9)	2,911	2,911	2,911

	Year Ended December 31, 2023

	Class S (6)	Class D (7)	Class I (8)
Per Share Data:
Net asset value at beginning of period	$23.20	$23.20	$23.20
Net investment income (1)	2.37	2.55	2.57
Net unrealized and realized gains (losses) (2)	1.06	1.02	1.06
Net increase (decrease) in net assets resulting from operations	3.43	3.57	3.63
Distribution declared (3)	(2.00)	(2.14)	(2.20)
Net asset value at end of period	$24.63	$24.63	$24.63

Total return (4)	15.23%	15.92%	16.20%
Shares outstanding, end of period	34,568,776	298,321	132,584,890
Weighted average shares outstanding	19,793,694	176,105	101,835,717

Ratio/Supplemental Data
Net assets at end of period	$851,296	$7,346	$3,265,054
Annualized ratio of net expenses to average net assets (5)	10.07%	9.36%	9.32%
Annualized ratio of net investment income to average net assets (5)	9.80%	10.55%	10.66%
Portfolio turnover rate	37.90%	37.90%	37.90%
Asset coverage per unit (9)	2,553	2,553	2,553

	Year Ended December 31, 2022

	Class S (6)	Class D (7)	Class I (8)
Per Share Data:
Net asset value at beginning of period	$25.04	$22.87	$25.00
Net investment income (1)	1.83	1.15	2.06
Net unrealized and realized gains (losses) (2)	(2.27)	0.03	(2.17)
Net increase (decrease) in net assets resulting from operations	(0.44)	1.18	(0.11)
Distribution declared (3)	(1.40)	(0.85)	(1.69)
Net asset value at end of period	$23.20	$23.20	$23.20

Total return (4)	(1.67)%	5.23%	(0.34)%
Shares outstanding, end of period	10,827,739	106,943	81,943,071
Weighted average shares outstanding	6,431,670	61,570	65,940,873

Ratio/Supplemental Data
Net assets at end of period	$251,223	$2,481	$1,901,229
Annualized ratio of net expenses to average net assets (5)	8.14%	9.19%	6.06%
Annualized ratio of net investment income to average net assets (5)	8.54%	9.86%	8.85%
Portfolio turnover rate	48.93%	48.93%	48.93%
Asset coverage per unit (9)	1,992	1,992	1,992

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
(5)
For the year ended December 31, 2024, amounts are annualized except for organizational costs and management fee and income based incentive fee waivers by the Adviser. For the year ended December 31, 2024, the total operating expenses to average net assets were 8.19%, 7.39% and 7.34%, for Class S shares, Class D shares and Class I shares, respectively, prior to management fee waivers and expense support provided by the Adviser. Similarly, for the year ended December 31, 2023 and December 31, 2022, the total operating expenses to average net assets were 10.07%, 9.36% and 9.32% and 8.04%, 4.69%, and 7.07% respectively. Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables.
(6)
Class S shares were first issued on February 1, 2022.
(7)
Class D shares were first issued on July 1, 2022.
(8)
Class I shares were first issued on January 7, 2022 (commencement of operations).
(9)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of December 31, 2024 and December 31, 2023, the Company's asset coverage was 291.1% and 255.3%, respectively.

Note 11. Senior Securities Table

Information about our senior securities (including debt securities and other indebtedness) is shown in the following table for the fiscal years ended December 31, 2024, December 31, 2023 and December 31, 2022. The report of our independent registered public accounting firm covering the total amount of senior securities outstanding as of December 31, 2024, 2023 and 2022 is included elsewhere in this Annual Report.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value Per Unit (4)
Revolving Credit Facility
Fiscal Year Ended December 31, 2024	$469,660	$2,913	$—	N/A (5)
Fiscal Year Ended December 31, 2023	614,523	2,553	—	N/A (5)
Fiscal Year Ended December 31, 2022	976,462	1,992	—	N/A (5)
Cardinal Funding LLC
Fiscal Year Ended December 31, 2024	$664,900	$2,913	$—	N/A
Fiscal Year Ended December 31, 2023	601,961	2,553	—	N/A (5)
Fiscal Year Ended December 31, 2022	498,731	1,992	—	N/A (5)
Grouse Funding LLC
Fiscal Year Ended December 31, 2024	$187,500	$2,913	$—	N/A
Fiscal Year Ended December 31, 2023	187,500	2,553	—	N/A
Fiscal Year Ended December 31, 2022	158,000	1,992	—	N/A
Mallard Funding LLC
Fiscal Year Ended December 31, 2024	$378,900	$2,913	$—	N/A
Fiscal Year Ended December 31, 2023	386,803	2,553	—	N/A (5)
Fiscal Year Ended December 31, 2022	416,395	1,992	—	N/A (5)
Merlin Funding LLC
Fiscal Year Ended December 31, 2024	$—	$2,913	$—	N/A
Fiscal Year Ended December 31, 2023	15,000	2,553	—	N/A
December 2025 Notes
Fiscal Year Ended December 31, 2024	$62,000	$2,913	$—	N/A
Fiscal Year Ended December 31, 2023	62,000	2,553	—	N/A
Fiscal Year Ended December 31, 2022	62,000	1,992	—	N/A
January 2026 Notes
Fiscal Year Ended December 31, 2024	$38,000	$2,913	$—	N/A
Fiscal Year Ended December 31, 2023	38,000	2,553	—	N/A
Fiscal Year Ended December 31, 2022	—	1,992	—	N/A
December 2027 Notes
Fiscal Year Ended December 31, 2024	$82,000	$2,913	$—	N/A

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value Per Unit (4)
Fiscal Year Ended December 31, 2023	82,000	2,553	—	N/A
Fiscal Year Ended December 31, 2022	82,000	1,992	—	N/A
January 2028 Notes
Fiscal Year Ended December 31, 2024	$18,000	$2,913	$—	N/A
Fiscal Year Ended December 31, 2023	18,000	2,553	—	N/A
Fiscal Year Ended December 31, 2022	—	1,992	—	N/A
September 2026 Notes
Fiscal Year Ended December 31, 2024	$226,000	$2,913	$—	N/A
Fiscal Year Ended December 31, 2023	226,000	2,553	—	N/A
September 2028 Notes
Fiscal Year Ended December 31, 2024	$325,000	$2,913	$—	N/A
Fiscal Year Ended December 31, 2023	325,000	2,553	—	N/A
September 2026 Euronotes
Fiscal Year Ended December 31, 2024	$93,226	$2,913	$—	N/A (5)
Fiscal Year Ended December 31, 2023	99,356	2,553	$—	N/A (5)

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

(5) Included in this amount are foreign currency debt obligations as outlined in Note 6 to the consolidated financial statements, which are incorporated in this Form 10-K.

Note 12. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

January Financial Update and Dividend Declaration

On January 1, 2025, the Company issued and sold 21,560,769 shares (consisting of 4,149,786 Class S shares, 4,712 Class D shares, and 17,406,271 Class I shares at an offering price of $24.86 per share for the Class S shares, Class D shares, and Class I shares), and the Company received approximately $536 million as payment for such shares.

On January 22, 2025, the Company's Board declared distributions of $0.1621 per Class S share, $0.1747 per Class D share, and $0.1800 per Class I share which is payable on or around February 27, 2025 to shareholders of record as of January 31, 2025. Additionally, the Company will pay a special distribution of $0.02 per share on or around February 27, 2025 to all shareholders of record as of January 31, 2025.

February Financial Update and Dividend Declaration

On February 1, 2025, the Company issued and sold 28,845,668 shares (consisting of 3,937,602 Class S shares, 1,208 Class D shares, and 24,906,858 Class I shares at an offering price of $24.83 per share for the Class S shares, Class D shares, and Class I shares), and the Company received approximately $716 million as payment for such shares.

On February 21, 2025, the Company's Board declared distributions of $0.1638 per Class S share, $0.1752 per Class D share, and $0.1800 per Class I share which is payable on or around March 28, 2025 to shareholders of record as of February 28, 2025. Additionally, the Company will pay a special distribution of $0.02 per share on or around March 28, 2025 to all shareholders of record as of February 28, 2025.

March Subscriptions

The Company received approximately $689.7 million of net proceeds relating to the issuance of Class S shares, Class D shares, and Class I shares for subscriptions effective March 1, 2025.

2032 Notes

On January 16, 2025, the Company entered into a Third Supplemental Indenture (the “Third Supplemental Indenture” and, together with the Base Indenture, the “January 2025 Indenture”) related to the $500 million in aggregate principal amount of its 6.550% notes due 2032 (the “2032 Notes”), which supplements the Base Indenture. The 2032 Notes will mature on March 15, 2032 and may be redeemed in whole or in part at the Company's option at any time or from time to time at the redemption prices set forth in the January 2025 Indenture. The 2032 Notes bear interest at a rate of 6.550% per year payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2025. The 2032 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2032 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

Grouse Funding LLC

On January 30, 2025 (the “First Grouse Funding Amendment Date”), Grouse Funding entered into the First Amendment (the “First Grouse Credit Facility Amendment”) to the Grouse Funding Secured Credit Facility. The First Grouse Credit Facility Amendment amends the Grouse Funding Secured Credit Facility to, among other things, (i) reduce the interest charges on the loans, (ii) increase the maximum commitment amount to $500 million, (iii) extend the reinvestment period to three years after the First Grouse Funding Amendment Date and (iv) extend the scheduled maturity date to five years after the First Grouse Funding Amendment Date.

The First Credit Facility Amendment amends the Secured Credit Facility to, among other things, (i) reduce the interest charges on the loans, (ii) increase the maximum commitment amount to $500 million, (iii) extend the reinvestment period to three years after the First Amendment Date and (iv) extend the scheduled maturity date to five years after the First Amendment Date.

Bluejay Funding Credit Agreement

On February 18, 2025 (the “Bluejay Closing Date”), Bluejay Funding LLC (“Bluejay Funding”), a Delaware limited liability company and newly formed wholly-owned subsidiary of the Company, entered into a credit agreement (the “Bluejay Funding Credit Agreement”), with Bluejay Funding, as borrower, the Company, in its capacities as collateral manager and equity investor, the lenders from time to time parties thereto and BNP Paribas, as administrative agent (in such capacity, the “Administrative Agent”) and as a lender. From time to time Bluejay Funding expects to use amounts borrowed under the Bluejay Funding Credit Agreement to acquire eligible assets from the Company composed primarily of first priority corporate loans pursuant to the terms of the Loan Sale Agreement (as defined below), to ramp-up a portfolio of assets to be pledged as collateral for a future collateralized loan obligation transaction (the “Bluejay Funding Debt Securitization”). The Company retains a residual interest in assets acquired by Bluejay Funding through its ownership of the limited liability company interests of Bluejay Funding.

The maximum principal amount that can be drawn by Bluejay Funding under the Bluejay Funding Credit Agreement is $350 million as of the Bluejay Closing Date and can be increased subject to certain conditions set forth therein following the pricing date of the Bluejay Funding Debt Securitization. The Bluejay Funding Credit Agreement, which provides for the ability to draw and re-draw revolving loans for a period of up to two years after the Bluejay Closing Date, will mature on the date which is four years after the Bluejay Closing Date, in each case unless otherwise terminated or extended. Amounts drawn under the Bluejay Funding Credit Agreement will bear interest at the 3-month secured overnight financing rate published by the Federal Reserve Bank of New York plus a spread of (x) to and excluding the 24-month anniversary of the Bluejay Closing Date, 1.65% and (y) thereafter, 2.65%.

Pursuant to a warehouse collateral management agreement dated as of the Bluejay Closing Date (the “Bluejay Funding Collateral Management Agreement”), by and between Bluejay Funding and the Company, the Company was appointed as collateral manager of Bluejay Funding. The Company is not entitled to receive a fee for its services under the Bluejay Funding Collateral Management Agreement. Additionally, under the terms of a loan sale and contribution agreement dated as of the Bluejay Closing Date (the “Loan Sale Agreement”) by and between Bluejay Funding and the Company, the Company transferred to Bluejay Funding a portion of its ownership interest in certain loans, which were pledged to the Administrative Agent pursuant to the Bluejay Funding Credit Agreement.

Third Amended and Restated Advisory Agreement

On March 13, 2025, the Company and the Adviser entered into an amended and restated advisory agreement (the “Third Amended and Restated Advisory Agreement”), which amended and restated the Advisory Agreement. The Third Amended and Restated Advisory Agreement alters the Advisory Agreement by revising the indemnification provision. No other changes were made to the Advisory Agreement.

Amended and Restated Administration Agreement

On March 13, 2025, the Company and the Administrator entered into an amended and restated administration agreement (the “Amended and Restated Administration Agreement”), which amended and restated the Administration Agreement. The Amended and Restated Administration Agreement alters the Administration Agreement by revising the reimbursement and indemnification provisions. No other changes were made to the Administration Agreement.

Fifth Amended and Restated Declaration of Trust

On March 13, 2025, the Board adopted the Fifth Amended and Restated Declaration of Trust. The Fifth Amended and Restated Declaration of Trust amends the Company's previously effective declaration of trust to revise the Administrator's expense reimbursement allowance.

The Fifth Amended and Restated Declaration of Trust took immediate effect upon its approval.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the U.S. Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Item 9B. Other Information

During the fiscal year ended December 31, 2024, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Third Amended and Restated Advisory Agreement

On March 13, 2025, the Company and the Adviser entered into an amended and restated advisory agreement (the “Third Amended and Restated Advisory Agreement”), which amended and restated the Advisory Agreement. The Third Amended and Restated Advisory Agreement alters the Advisory Agreement by revising the indemnification provision. No other changes were made to the Advisory Agreement.

Amended and Restated Administration Agreement Agreement

On March 13, 2025, the Company and the Administrator entered into an amended and restated administration agreement (the “Amended and Restated Administration Agreement”), which amended and restated the Administration Agreement. The Amended and Restated Administration Agreement alters the Administration Agreement by revising the reimbursement and indemnification provisions. No other changes were made to the Administration Agreement.

Fifth Amended and Restated Declaration of Trust

On March 13, 2025, the Board adopted the Fifth Amended and Restated Declaration of Trust. The Fifth Amended and Restated Declaration of Trust amends the Company's previously effective declaration of trust to revise the Administrator's expense reimbursement allowance.

The Fifth Amended and Restated Declaration of Trust took immediate effect upon its approval.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(1)
Financial Statements—Financial statements are included in Item 8. See the Index to the consolidated financial statements on page 80 of this Annual Report.
(2)
Financial Statement Schedules—None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the statements or notes to the consolidated financial statements.
(3)
Exhibits—The following is a list of all exhibits filed as a part of this Annual Report, including those incorporated by reference.

Exhibit Number	Description of Exhibits
3.1	Fifth Amended and Restated Declaration of Trust of the Registrant *
3.2	Third Amended and Restated Bylaws of the Registrant (51)
4.1	Form of Subscription Agreement (8)
4.2	Description of Common Shares of Beneficial Interest (9)
4.3	Indenture, dated as of March 21, 2024, by and between the Registrant and U.S. Bank Trust Company, National Association, as trustee (33)
4.3.1	First Supplemental Indenture, dated as of March 21, 2024, relating to the 6.900% Notes due 2029, by and between the Registrant and U.S. Bank Trust Company, National Association, as trustee (34)
4.3.2	Second Supplemental Indenture, dated as of July 29, 2024, relating to the 6.700% Notes due 2031, by and between the Registrant and U.S. Bank Trust Company, National Association, as trustee (37)
4.3.3	Third Supplemental Indenture, dated as of January 16, 2025, relating to the 6.550% Notes due 2032, by and between the Registrant and U.S. Bank Trust Company, National Association, as trustee (14)
4.3.4	Form of 6.900% Notes due 2029 (incorporated by reference to Exhibit 4.3.1 hereto)
4.3.5	Form of 6.700% Notes due 2031 (incorporated by reference to Exhibit 4.3.2 hereto)
4.3.6	Form of 6.550% Notes due 2032 (incorporated by reference to Exhibit 4.3.3 hereto)
4.4

Registration Rights Agreement, dated as of March 21, 2024, relating to the Notes, by and among the Registrant and BofA Securities, Inc., BNP Paribas Securities Corp., and SMBC Nikko Securities America, Inc., as the representatives of the Initial Purchasers (35)

4.5

Registration Rights Agreement, dated as of July 29, 2024, relating to the Notes, by and among the Registrant and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, and SMBC Nikko Securities America, Inc., as the representatives of the Initial Purchasers (39)

4.6

Registration Rights Agreement, dated as of September 19, 2024, relating to the Notes, by and among the Registrant and BofA Securities, Inc., BNP Paribas Securities Corp., and SMBC Nikko Securities America, Inc., as the representatives of the Initial Purchasers (38)

4.7

Registration Rights Agreement, dated as of November 21, 2024, relating to the Notes, by and among the Registrant and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and SMBC Nikko Securities America, Inc., as the representatives of the Initial Purchasers (52)

4.8

Registration Rights Agreement, dated as of January 16, 2025, relating to the Notes, by and among the Registrant and Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC, as the representatives of the Initial Purchasers (23)

4.9	Indenture dated as of October 9, 2024, by and between ADS CLO 1 LLC, as issuer and Deutsche Bank National Trust Company, as trustee (46)
10.1	Third Amended and Restated Investment Advisory Agreement between the Company and the Adviser, dated March 13, 2025 *
10.2	Intermediary Manager Agreement between the Company and the Intermediary Manager, dated November 10, 2021 (11)
10.3	Form of Selected Intermediary Agreement (12)
10.4	Amended and Restated Distribution and Shareholder Servicing Plan of the Registrant, dated November 14, 2022 (1)
10.5	Custodian Agreement between the Company and State Street Bank and Trust Company, dated November 3, 2021 (13)
10.6	Amended and Restated Administration Agreement between the Company and the Administrator, dated March 23, 2025 *
10.7	Escrow Agreement by and among the Company, Apollo Global Securities, LLC, and UMB Bank, N.A., dated October 14, 2021 (15)
10.8	Agency Agreement between the Company and DST Systems, Inc., dated September 29, 2021 (16)
10.9	Expense Support and Conditional Reimbursement Agreement by and among the Registrant and Adviser, dated July 22, 2021 (17)
10.10	Subscription Agreement for Seed Capital (18)
10.11	Facility Agreement between the Company and Goldman Sachs Bank USA (19)
10.12	Multi-Class Plan, dated October 29, 2021 (20)
10.13	Amended and Restated Distribution Reinvestment Plan, dated November 7, 2024 (21)

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
10.19

Amendment No. 1 to the Credit and Security Agreement, dated as of April 7, 2022, by and between Cardinal Funding LLC, a subsidiary of Apollo Debt Solutions BDC, with Citibank, N.A., as administrative agent (29)

10.20

Senior Credit Facility Agreement dated July 7, 2022, between Grouse Funding LLC, as borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent, State Street Bank and Trust Company, as collateral agent and collateral custodian, and Virtus Group, LP, as collateral administrator (30)

10.21	Sale and Contribution Agreement dated July 7, 2022, between Apollo Debt Solutions BDC, as seller, and Grouse Funding LLC, as purchaser (31)
10.22

Non-Recourse Carveout Guaranty Agreement dated July 7, 2022, by Apollo Debt Solutions BDC in favor of (a) State Street Bank and Trust Company as collateral agent for and on behalf of the Secured Parties and (b) Goldman Sachs Bank USA as lender, administrative agent and calculation agent (2)

10.23

Amendment No. 4 to the Credit and Security Agreement, dated as of December 9, 2022, by and between Cardinal Funding LLC, a subsidiary of Apollo Debt Solutions BDC, with Citibank, N.A., as administrative agent (3)

10.24

Credit Agreement, dated October 6, 2023, Merlin Funding LLC, as borrower, the Company, in its capacity as subordinated lender, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as Administrative Agent and as a lender, and Deutsche Bank National Trust Company, as Collateral Agent, account bank and collateral custodian (4)

10.25

Security Agreement, dated October 6, 2023, by and among Merlin Funding LLC, as borrower, Morgan Stanley Senior Funding, Inc. as Administrative Agent and Deutsche Bank National Trust Company, as Collateral Agent (5)

10.26	Warehouse Collateral Management Agreement, dated October 6, 2023, by and between Merlin Funding LLC, as borrower and the Company, as warehouse collateral manager (6)
10.27	Amended and Restated Senior Secured Revolving Credit Agreement dated October 12, 2023, between the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (7)
10.28

Second Amendment to Credit Agreement, dated February 1, 2024, Merlin Funding LLC, as borrower, Apollo Debt Solutions BDC, in its capacities as subordinated lender and warehouse collateral manager, and Morgan Stanley Senior Funding, Inc., as Administrative Agent (10)

10.29

Third Amendment to Credit Agreement, dated February 16, 2024, Merlin Funding LLC, as borrower, Apollo Debt Solutions BDC, in its capacities as subordinated lender and warehouse collateral manager, and Morgan Stanley Senior Funding, Inc., as Administrative Agent (32)

10.30

Fourth Amendment to Credit Agreement, dated July 11, 2024, Merlin Funding LLC, as borrower, Apollo Debt Solutions BDC, in its capacities as subordinated lender and warehouse collateral manager, and Morgan Stanley Senior Funding, Inc., as Administrative Agent (40)

10.31	Amendment No. 6 to the Credit and Security Agreement, dated as of July 19, 2024, by and between Cardinal Funding LLC, a subsidiary of the Company, with Citibank, N.A., as administrative agent (41)
10.32

Fifth Amendment to Credit Agreement, dated August 15, 2024, Merlin Funding LLC, as borrower, the Company, in its capacities as subordinated lender and warehouse collateral manager, and Morgan Stanley Senior Funding, Inc., as Administrative Agent (43)

10.33

Fourth Amendment to the Mallard Funding Secured Credit Facility, dated as of September 19, 2024, by and between Mallard Funding
LLC, a subsidiary of the Company, with Morgan Stanley Senior Funding, Inc., as administrative agent and The Bank of New York Mellon Trust Company, National Association, as collateral agent, collateral custodian and account bank (44)

10.34

Purchase and Placement Agency Agreement, dated as of October 9, 2024, by and among ADS CLO 1 LLC, as issuer, Morgan
Stanley & Co. LLC, as initial purchaser and placement agent and Apollo Global Securities Inc., as co-placement agent (45)

10.35	Collateral Management Agreement, dated as of October 9, 2024, by and between ADS CLO 1 LLC, as issuer, and the Company, as collateral manager (47)
10.36	Master Loan Sale Agreement, dated as of October 9, 2024, by and among the Company, as transferor, ADS CLO 1 Depositor LLC, as retention holder and ADS CLO 1 LLC, as issuer (48)
10.37

Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of October 17, 2024, by and among the
Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (49)

10.38

First Credit Facility Amendment to the Secured Credit Facility, dated as of January 30, 2025, by and between Grouse Funding LLC, a subsidiary of the Registrant, with Goldman Sachs Bank USA, as syndication agent and administrative agent, State Street Bank and Trust Company, as collateral custodian and collateral agent, and Virtus Group, LP, as collateral administrator (22)

10.39

Credit Agreement, dated February 18, 2025, Bluejay Funding LLC, as borrower, Apollo Debt Solutions BDC, in its capacities as collateral manager and equity investor, the lenders from time to time parties thereto and BNP Paribas, as Administrative Agent and as a lender (36)

10.40	Warehouse Collateral Management Agreement, dated February 18, 2025, by and between Bluejay Funding LLC, as borrower and Apollo Debt Solutions BDC, as collateral manager (50)

10.41	Loan Sale and Contribution Agreement, dated February 18, 2025, by and between Bluejay Funding LLC, as buyer and Apollo Debt Solutions BDC, as seller (42)
14.1	Code of Ethics *
19.1	Insider Trading Policies *
21.1	Subsidiaries *
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents *
104	Cover Page Interactive Data File (Formatted as Inline XBRL and embedded in Exhibit 101) *

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
(14)
Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-01424), filed on January 16, 2025.
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
(18)
Incorporated by reference to Exhibit (p) to the Company’s Registration Statement on Form N-2/A (File No. 333-258155), filed on October 26, 2021.
(19)
Incorporated by references to Exhibit (k)(6) to the Company’s Registration Statement on Form N-2 (File No. 333-258155), filed on July 23, 2021.
(20)
Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K (File No. 814-01424), for the year ended December 31, 2021, filed on March 30, 2022.
(21)
Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q (File No. 814-01424), for the quarterly period ended September 30, 2024, filed on November 8, 2024.
(22)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on February 3, 2025.
(23)
Incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K (File No. 814-01424), filed on January 16, 2025.
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
(31)
Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01424), filed on July 12, 2022.
(32)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01424), filed on February 21, 2024.
(33)
Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 814-01424), filed on March 22, 2024.
(34)
Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-01424), filed on March 22, 2024.
(35)
Incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K (File No. 814-01424), filed on March 22, 2024.
(36)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01424), filed on February 21, 2025.
(37)
Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-01424), filed on July 29, 2024.
(38)
Incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K (File No. 814-01424), filed on September 19, 2024.
(39)
Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on July 29, 2024.
(40)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on July 15, 2024.
(41)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on July 24, 2024.
(42)
Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 814-01424), filed on February 21, 2025.
(43)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on August 19, 2024.
(44)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on September 24, 2024.
(45)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on October 11, 2024.
(46)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on October 11, 2024.
(47)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on October 11, 2024.
(48)
Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on October 11, 2024.
(49)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on October 21, 2024.
(50)
Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 814-01424), filed on February 21, 2025.
(51)
Incorporated by reference to Exhibit 3.2 to the Company's Form 10-K (File No. 814-01424), for the year ended December 31, 2023, filed on March 14, 2024.
(52)
Incorporated by reference to Exhibit 4.4 to the Company's Form 8-K (File No. 814-01424), filed on November 21, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2025.

APOLLO DEBT SOLUTIONS BDC

By:	/s/ Earl Hunt
Name:	Earl Hunt
Title:	Chairperson, Chief Executive Officer and Trustee (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated on March 14, 2025.

Signature	Title	Date

/s/ Earl Hunt Earl Hunt	Chairperson, Chief Executive Officer and Trustee (Principal Executive Officer)	March 13, 2025

/s/ Eric Rosenberg Eric Rosenberg	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2025

/s/ Kristin Hester Kristin Hester	Chief Legal Officer and Secretary	March 13, 2025

/s/ Meredith Coffey Meredith Coffey	Trustee	March 13, 2025

/s/ Christine Gallagher Christine Gallagher	Trustee	March 13, 2025

/s/ Michael Porter Michael Porter	Trustee	March 13, 2025

/s/ Carl J. Rickertsen Carl J. Rickertsen	Trustee	March 13, 2025