Form 10-Q
period 2025-03-31
Apollo Debt Solutions BDC
filed 2025-05-09
CIK 1837532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of March 31, 2025, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).

The number of shares of the Registrant’s Common Shares, $0.01 par value per share, outstanding as of May 9, 2025 was 100,052,810 Class S Common Shares, 1,096,042 Class D Common Shares and 392,854,822 Class I Common Shares. Common Shares outstanding exclude May 1, 2025 subscriptions since the issuance price is not yet finalized at this time.

APOLLO DEBT SOLUTIONS BDC

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,” “ADS,” “we,” “us” and “our” refer to Apollo Debt Solutions BDC unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $17,464,213 and $14,609,338 at March 31, 2025 and December 31, 2024, respectively)	$17,428,014	$14,555,535
Cash and cash equivalents	1,001,175	392,894
Foreign currencies (cost — $39,798 and $19,951 at March 31, 2025 and December 31, 2024, respectively)	42,549	19,946
Receivable for investments sold	317,505	99,697
Interest receivable	144,497	106,825
Unrealized appreciation on foreign currency forward contracts	9,005	34,954
Other assets	175,667	25,537
Total assets	$19,118,412	$15,235,388

Liabilities
Debt (net of deferred financing costs and unamortized original issue discount of $47,877 and $40,544 at March 31, 2025 and December 31, 2024, respectively)	$6,373,349	$4,932,183
Payable for investments purchased	1,014,580	455,314
Payable for share repurchases (Note 7)	130,147	62,447
Distributions payable	91,591	75,842
Interest payable	90,995	104,284
Management fees payable	12,268	10,204
Performance-based incentive fees payable	32,564	28,523
Accrued administrative services expense payable	256	115
Other liabilities and accrued expenses	3,180	19,980
Total liabilities	$7,748,930	$5,688,892
Commitments and contingencies (Note 8)
Total Net Assets	$11,369,482	$9,546,496

Net Assets
Common shares, $0.01 par value (461,289,931 and 384,043,002 shares issued and outstanding, respectively)	$2,447	$3,840
Capital in excess of par value	11,324,199	9,449,937
Accumulated distributed earnings (losses)	42,836	92,718
Total Net Assets	$11,369,482	$9,546,496

Net Asset Value Per Share
Class S Shares:
Net assets	$2,336,682	$2,018,307
Common shares outstanding ($0.01 par value, unlimited shares authorized)	94,805,350	81,193,852
Net asset value per share	$24.65	$24.86
Class D Shares:
Net assets	$26,250	$25,580
Common shares outstanding ($0.01 par value, unlimited shares authorized)	1,065,047	1,029,046
Net asset value per share	$24.65	$24.86
Class I Shares:
Net assets	$9,006,550	$7,502,609
Common shares outstanding ($0.01 par value, unlimited shares authorized)	365,419,534	301,820,104
Net asset value per share	$24.65	$24.86

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$381,764	$215,327
Payment-in-kind interest income	5,278	5,205
Dividend income	1,674	482
Other income	4,055	3,681
Total Investment Income	$392,771	$224,695
Operating Expenses
Management fees	$33,416	$15,337
Performance-based incentive fees	31,649	19,876
Interest and other debt expenses	92,136	55,036
Offering costs	290	—
Trustees' fees	164	121
Shareholder servicing fees	4,712	2,202
Administrative service expenses	2,283	1,025
Other general and administrative expenses	4,091	2,708
Total Expenses	168,741	96,305
Net Investment Income	$224,030	$128,390
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$2,895	$1,166
Derivative instruments	587	—
Foreign currency forward contracts	(67,336)	(6,364)
Foreign currency transactions	3,893	(21,026)
Net realized gains (losses)	(59,961)	(26,224)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	17,604	17,652
Derivative instruments	(590)	—
Foreign currency forward contracts	(25,949)	14,592
Foreign currency translations	7,483	31,362
Net unrealized gains (losses)	(1,452)	63,606
Net Realized and Change in Unrealized Gains (Losses)	$(61,413)	$37,382
Net Increase (Decrease) in Net Assets Resulting from Operations	$162,617	$165,772

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Operations
Net investment income	$224,030	$128,390
Net realized gains (losses)	(59,961)	(26,224)
Net change in unrealized gains (losses)	(1,452)	63,606
Net Increase (Decrease) in Net Assets Resulting from Operations	$162,617	$165,772

Distributions to Shareholders
Class S	$(49,623)	$(23,168)
Class D	(614)	(273)
Class I	(207,185)	(94,502)
Net Decrease in Net Assets Resulting from Distributions to Shareholders	$(257,422)	$(117,943)

Capital Share Transactions
Class S:
Proceeds from shares sold	$337,968	$291,421
Repurchase of common shares, net of early repurchase deduction	(26,881)	(13,465)
Distributions reinvested	26,871	12,258
Class D:
Proceeds from shares sold	447	5,763
Repurchase of common shares, net of early repurchase deduction	—	—
Distributions reinvested	446	96
Class I:
Proceeds from shares sold	1,603,498	942,411
Repurchase of common shares, net of early repurchase deduction	(103,265)	(112,697)
Distributions reinvested	78,707	36,564
Net Increase (Decrease) from Capital Share Transactions	$1,917,791	$1,162,351

Net Assets
Total increase (decrease) in net assets during the period	1,822,986	1,210,180
Net Assets, beginning of period	9,546,496	4,123,696
Net Assets at End of Period	$11,369,482	$5,333,876

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net increase (decrease) in net assets resulting from operations	$162,617	$165,772
Net realized (gain) loss on investments	(2,895)	(1,166)
Net realized (gain) loss on derivatives	(587)	—
Net change in unrealized (gains) losses on investments	(17,604)	(17,652)
Net change in unrealized (gains) losses on derivatives	590	—
Net unrealized (appreciation) depreciation on foreign currency forward contracts	25,949	(14,592)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(7,483)	(31,362)
Payment-in-kind interest capitalized	(5,263)	(6,460)
Net accretion of discount and amortization of premium	(10,713)	(6,619)
Amortization of deferred financing costs	3,476	1,911
Amortization of offering costs	290	—
Purchase of investments	(4,130,849)	(2,181,765)
Proceeds from disposition of investments	1,305,052	458,110
Changes in operating assets and liabilities:
Interest receivable	(37,672)	(14,253)
Receivable for investments sold	(217,808)	75,834
Other assets	(151,450)	(50,041)
Payable for investments purchased	559,266	155,912
Management fees payable	2,064	6,542
Performance-based incentive fees payable	4,041	—
Accrued administrative services expense payable	141	(90)
Interest payable	(13,289)	(7,561)
Other liabilities and accrued expenses	(16,800)	(4,364)
Net Cash Used in/Provided by Operating Activities	$(2,548,927)	$(1,471,844)

Financing Activities
Issuances of debt	$2,341,030	$1,441,944
Payments of debt	(897,956)	(1,112,056)
Financing costs paid and deferred	(9,547)	(5,776)
Proceeds from issuance of common shares	1,941,914	1,239,595
Repurchased shares, net of early repurchase deduction paid	(62,447)	(43,290)
Distributions paid	(135,649)	(59,141)
Offering costs paid and deferred	(290)	—
Net Cash Used in/Provided by Financing Activities	$3,177,055	$1,461,276

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash and cash equivalents and foreign currencies during the period	$628,128	$(10,568)
Effect of foreign exchange rate changes on cash and cash equivalents	2,756	(246)
Cash, cash equivalents and foreign currencies at beginning of period	412,840	271,175
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$1,043,724	$260,361

Supplemental Disclosure and Non-Cash Information
Cash interest paid	$101,949	$60,686
Distributions payable	$91,591	$43,112
Reinvestment of distributions during the period	$106,024	$48,918
Payment-in-kind income	$5,278	$5,205

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Aerospace & Defense
Dynasty Acquisition Co I
Dynasty Acquisition Co., Inc.	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	10/31/2031	$4,988	$4,982	$4,979	(8)(15)
Kaman Corp
Kaman Corp	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	2/26/2032	38,379	38,320	37,916	(15)(16)
	First Lien Secured Debt - Delayed Draw	S+275, 0.50% Floor	2/26/2032	—	(5)	(45)	(5)(32)
					38,315	37,871
MRO Holdings
MRO Holdings, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	12/17/2030	197,211	196,143	197,211	(16)
Spirit Aerosystems
Spirit Aerosystems, Inc.	First Lien Secured Debt - Term Loan	Variable	6/30/2025	47,750	47,750	47,750	(4)(8)(31)
Transdigm
Transdigm Inc.	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	1/19/2032	15,288	15,325	15,226	(8)(16)
		Total Aerospace & Defense			$302,515	$303,037

Automobile Components
Clarience Technologies
Truck-Lite Co., LLC	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	2/13/2031	$146,520	$143,606	$145,260	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+575, 0.75% Floor	2/13/2031	10,214	9,902	10,077	(4)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+575, 0.75% Floor	2/13/2030	1,067	772	924	(4)(12)(16)(32)
					154,280	156,261
Mavis Tire Express Services
Mavis Tire Express Services TopCo, L.P.	First Lien Secured Debt - Term Loan	S+300, 0.75% Floor	5/4/2028	28,489	28,502	28,343	(16)
		Total Automobile Components			$182,782	$184,604

Banks
Creative Planning
CPI Holdco B, LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	5/17/2031	$20,000	$20,025	$19,888	(15)
		Total Banks			$20,025	$19,888

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Beverages
Celsius Holdings Inc
Celsius Holdings Inc	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	3/21/2032	$26,000	$25,871	$26,081	(8)(15)
		Total Beverages			$25,871	$26,081

Building Products
Chamberlain Group
Chariot Buyer LLC	First Lien Secured Debt - Term Loan	S+335, 0.50% Floor	11/3/2028	$31,697	$31,690	$31,441	(15)
Kodiak
Kodiak BP, LLC	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	12/4/2031	29,156	29,013	28,084	(16)
Omnimax
Omnimax International, LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	12/6/2030	30,561	29,974	29,974	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	12/6/2030	9,439	9,258	9,258	(4)(16)
					39,232	39,232
Quikrete
Quikrete Holdings, Inc.	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	2/10/2032	92,596	92,367	91,673	(15)
RF Fager
R.F. Fager Company, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	3/4/2030	3,094	3,034	3,040	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	3/4/2030	—	(10)	(18)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	3/4/2030	52	37	38	(4)(9)(12)(16)(32)
					3,061	3,060
US LBM
LBM Acquisition, LLC	First Lien Secured Debt - Term Loan	S+385, 0.75% Floor	12/17/2027	13,758	13,685	13,491	(15)
Visual Comfort
VC GB Holdings I Corp	First Lien Secured Debt - Term Loan	S+350, 0.50% Floor	7/21/2028	27,016	26,976	26,223	(16)
		Total Building Products			$236,024	$233,204

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Capital Markets
Arrowhead Engineered Products
Arrowhead Holdco Company	First Lien Secured Debt - Term Loan	S+265 (Includes 2.75% PIK), 0.75% Floor	8/31/2028	$10,228	$10,228	$8,259	(4)(16)
Dragon Buyer
Dragon Buyer Inc	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	9/30/2031	6,352	6,322	6,313	(16)
Edelman Financial Services
The Edelman Financial Center, LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	4/7/2028	37,476	37,490	37,414	(15)
Focus Financial
Focus Financial Partners, LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	9/15/2031	38,903	38,797	38,573	(15)
Rialto
Rialto Management Group, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/5/2030	69,009	68,347	68,319	(4)(15)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/5/2030	—	(23)	(24)	(4)(5)(12)(32)
					68,324	68,295
True Potential
Kane Bidco Limited	First Lien Secured Debt - Corporate Bond	SONIA+625, 0.00% Floor	2/15/2028	£69,000	86,562	90,022	(3)(4)(8)(9)(18)
	First Lien Secured Debt - Corporate Bond	SONIA+500, 0.00% Floor	3/21/2030	£61,000	77,633	77,615	(3)(4)(8)(9)(18)
	First Lien Secured Debt - Corporate Bond	6.50%	2/15/2027	£2,000	2,404	2,574	(3)(8)(9)
	First Lien Secured Debt - Corporate Bond	5.00%	2/15/2027	€1,000	1,092	1,079	(3)(8)(9)
					167,691	171,290
		Total Capital Markets			$328,852	$330,144

Chemicals
Heubach
Heubach Holdings USA LLC	First Lien Secured Debt - Term Loan	11.00%	4/30/2024	$485	$385	$243	(4)(8)(28)
SK Neptune Husky Group Sarl	First Lien Secured Debt - Term Loan	7.50%	1/3/2029	9,588	9,431	—	(4)(8)(28)
					9,816	243

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
RMC
RMC Topco LLC	Common Equity - Equity Unit	N/A	N/A	100 Shares	100	143	(4)(9)(33)
Rochester Midland Corporation	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	8/1/2029	12,550	12,342	12,362	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+600, 1.00% Floor	8/1/2029	8,466	8,297	8,273	(4)(9)(12)(15)(32)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	8/1/2029	—	(71)	(145)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	8/1/2029	—	(58)	(52)	(4)(5)(9)(12)(32)
					20,610	20,581
Solenis Holding Limited
Solenis Holding Limited	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	6/20/2031	40,850	40,375	40,275	(16)
Vita Global
Vita Global FinCo Limited	First Lien Secured Debt - Term Loan	11.56% PIK	7/6/2027	£16,471	22,340	18,138	(3)(4)(8)(18)
		Total Chemicals			$93,141	$79,237

Commercial Services & Supplies
48forty Solutions
Alpine Acquisition Corp II	First Lien Secured Debt - Term Loan	S+610 (Includes 7.92% PIK), 1.00% Floor	11/30/2029	$7,474	$7,474	$4,858	(4)(15)(28)
Allied Universal
Allied Universal Holdco LLC	First Lien Secured Debt - Term Loan	S+385, 0.50% Floor	5/12/2028	34,126	34,076	34,129	(15)
American Express GBT
GBT US III LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	7/28/2031	19,950	19,904	19,880	(8)(16)
Associa
Associations Inc.	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	7/2/2028	17,385	17,371	17,429	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+676, 1.00% Floor	7/2/2028	336	335	337	(4)(16)(32)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	7/2/2028	803	802	803	(4)(12)(16)(32)
					18,508	18,569

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
AVI-SPL
A&V Holdings Midco, LLC	First Lien Secured Debt - Term Loan	S+500, 0.00% Floor	6/6/2031	174,927	172,527	172,495	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.00% Floor	6/6/2031	—	(237)	(496)	(4)(5)(9)(12)(32)
					172,290	171,999
Best Trash
Bingo Group Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	7/10/2031	17,479	17,277	17,348	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	7/10/2031	—	(30)	(40)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	7/10/2031	63	40	47	(4)(9)(12)(16)(32)
					17,287	17,355
Convergint
DG Investment Intermediate Holdings 2, Inc.	First Lien Secured Debt - Term Loan	S+375, 0.75% Floor	3/31/2028	7,979	7,999	7,953	(15)

CoreTrust
Coretrust Purchasing Group LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	10/1/2029	37,516	36,776	37,140	(4)(15)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	10/1/2029	—	(72)	(79)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	10/1/2029	—	(92)	(47)	(4)(5)(12)(32)
					36,612	37,014
Encore
AVSC Holding Corp.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/5/2031	202,349	198,437	198,302	(4)(15)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/5/2029	1,732	1,326	1,299	(4)(12)(15)(32)
					199,763	199,601
GardaWorld
Garda World Security Corporation	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	2/1/2029	33,675	33,653	33,598	(8)(15)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Heritage Environmental Services
Heritage Environmental Services, Inc.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	1/31/2031	87,762	86,606	88,420	(4)(9)(16)
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	1/31/2031	11,762	11,706	11,703	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	1/31/2031	—	(29)	(31)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	1/31/2030	—	(5)	—	(4)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+550, 4.50% Floor	1/31/2030	—	(148)	—	(4)(9)(12)(32)
					98,130	100,092
HKA
Mount Olympus Bidco Limited	First Lien Secured Debt - Term Loan	S+550, 0.50% Floor	8/9/2029	13,705	13,432	13,466	(4)(8)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 0.50% Floor	8/9/2029	4,760	4,739	4,677	(4)(8)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+625, 0.50% Floor	8/9/2029	918	886	883	(4)(8)(9)(12)(16)(32)
					19,057	19,026
Ironclad
Ironhorse Purchaser, LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	9/30/2027	3,029	2,987	2,968	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+650, 1.00% Floor	9/30/2027	—	(19)	(29)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	9/30/2027	72	66	63	(4)(9)(12)(17)(32)
					3,034	3,002
Profile Products
Profile Products LLC	First Lien Secured Debt - Term Loan	S+585, 0.75% Floor	11/12/2027	4,850	4,850	4,850	(4)(17)
PureStar
AMCP Clean Acqusition Company, LLC	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	6/15/2028	94,050	92,942	94,344	(9)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	6/15/2028	20,658	20,564	20,723	(9)(12)(16)(32)
					113,506	115,067
R.R. Donnelley
R. R. Donnelley & Sons Company	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	8/8/2029	226,826	220,615	222,290	(4)(9)(15)
Resource Innovations
North Haven RI Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	3/29/2030	11,880	11,673	11,724	(4)(9)(16)
	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	3/29/2030	8,692	8,523	8,578	(4)(9)(10)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	3/29/2030	2,982	2,931	2,943	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	3/29/2030	—	(60)	(81)	(4)(5)(9)(10)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	3/29/2030	350	308	318	(4)(9)(12)(15)(32)
					23,375	23,482

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
SafetyCo
HEF Safety Ultimate Holdings, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	11/19/2029	10,512	10,296	10,547	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	11/19/2029	—	(28)	—	(4)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	11/17/2029	687	658	690	(4)(9)(12)(16)(32)
					10,926	11,237
Smith System
Smith Topco, Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	11/6/2029	14,397	14,136	14,181	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	11/6/2029	—	(29)	(25)	(4)(5)(9)(12)(32)
					14,107	14,156
Stamps.com
Auctane, Inc.	First Lien Secured Debt - Term Loan	S+585, 0.75% Floor	10/5/2028	31,525	31,166	30,422	(4)(9)(16)
SumUp
SumUp Holdings Luxembourg S.a.r.l.	First Lien Secured Debt - Delayed Draw	E+650, 1.50% Floor	5/23/2031	€40,000	42,895	42,441	(3)(4)(8)(10)(12)(21)(32)
United Site Services
Vortex Opco LLC	First Lien Secured Debt - Term Loan	8.66%	12/17/2028	35,089	34,997	17,062	(9)(28)
	First Lien Secured Debt - Term Loan	S+625, 0.50% Floor	4/30/2030	8,380	8,126	8,614	(9)(16)
					43,123	25,676

USA DeBusk
USA DeBusk LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	4/30/2031	13,216	13,037	13,056	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	4/30/2031	700	663	640	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	4/30/2030	1,221	1,197	1,201	(4)(9)(12)(16)(32)
					14,897	14,897
		Total Commercial Services & Supplies			$1,187,247	$1,171,594

Communications Equipment
CommScope
Commscope, LLC	First Lien Secured Debt - Term Loan	S+525, 2.00% Floor	12/17/2029	$203,082	$204,375	$202,532	(8)(15)(16)
	First Lien Secured Debt - Corporate Bond	9.50%	12/15/2031	7,918	7,747	8,154	(8)
					212,122	210,686

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Congruex
Congruex Group LLC	First Lien Secured Debt - Term Loan	S+665 (Includes 5.00% PIK), 0.75% Floor	5/3/2029	30,207	29,716	26,022	(9)(16)
MCA
Mobile Communications America, Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	10/16/2029	8,319	8,150	8,298	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+600, 1.00% Floor	10/16/2029	778	747	772	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	10/16/2029	—	(26)	(3)	(4)(5)(9)(12)(32)
					8,871	9,067
Mitel Networks
MLN US Holdco LLC	First Lien Secured Debt - Term Loan	S+800, 1.00% Floor	7/3/2025	6,689	6,111	5,791	(4)(8)(15)
	First Lien Secured Debt - Term Loan	14.94%	10/18/2027	3,229	3,208	247	(4)(8)(28)
	Second Lien Secured Debt - Term Loan	15.20%	10/18/2027	38,156	36,810	212	(4)(8)(28)
					46,129	6,250
		Total Communications Equipment			$296,838	$252,025

Construction & Engineering
Accelevation
Accelevation LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	1/2/2031	$9,231	$9,097	$9,092	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	1/2/2031	—	(25)	(26)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	1/2/2031	286	253	252	(4)(12)(15)(32)
					9,325	9,318
American Restoration
American Restoration Holdings, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	7/24/2030	6,447	6,329	6,383	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+510, 1.00% Floor	7/24/2030	4,838	4,751	4,790	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	7/24/2030	2,256	2,221	2,077	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	7/24/2030	713	681	695	(4)(9)(12)(16)(32)
					13,982	13,945
Arcosa
Arcosa, Inc.	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	8/12/2031	7,481	7,481	7,486	(8)(15)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
ASC Engineered Solutions
Fire Flow Intermediate Corporation	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	7/10/2031	$195,510	$193,704	$194,533	(4)(16)
Tailwind Fire Flow Investor, LP	Common Equity - Membership Interest	N/A	N/A	100 Shares	101	101	(4)(33)
					193,805	194,634
Circor
Cube A&D Buyer Inc	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	10/17/2031	14,000	13,990	13,924	(9)(16)
Construction Partners
Construction Partners, Inc.	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	11/3/2031	6,983	6,966	6,953	(8)(15)
Pave America
Pave America Interco, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	2/7/2029	32,420	31,809	31,935	(4)(9)(16)
	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	2/7/2028	6,740	6,574	6,638	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	2/7/2029	3,677	3,535	3,464	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	2/7/2028	1,813	1,744	1,740	(4)(9)(12)(16)(32)
					43,662	43,777
Traffic Management Solutions
Traffic Management Solutions, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/26/2030	7,360	7,255	7,253	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/26/2030	3,264	3,216	3,214	(4)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/26/2030	—	(21)	(21)	(4)(5)(12)(32)
					10,450	10,446
Trench Plate Rental Co.
Trench Plate Rental Co.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	12/3/2028	44,205	43,903	43,763	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	12/3/2028	4,114	4,087	4,068	(4)(9)(12)(16)(32)
Trench Safety Solutions Holdings, LLC	Common Equity - Equity Unit	N/A	N/A	331 Shares	50	43	(4)(9)(33)
					48,040	47,874
		Total Construction & Engineering			$347,701	$348,357

Construction Materials
Hobbs & Associates
Hobbs & Associates LLC/VA	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	7/23/2031	$23,996	$23,976	$23,696	(15)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Madison IAQ LLC
Madison IAQ LLC	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	3/28/2032	30,000	29,700	29,757	(15)
Volunteer Materials
Volunteer AcquisitionCo, LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	9/1/2029	5,119	5,016	4,991	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+650, 1.00% Floor	9/1/2029	377	369	367	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	9/1/2029	—	(14)	(19)	(4)(5)(9)(12)(32)
					5,371	5,339
		Total Construction Materials			$59,047	$58,792

Consumer Finance
LendingTree
LendingTree, Inc.	First Lien Secured Debt - Term Loan	S+575, 1.50% Floor	3/27/2031	$52,953	$51,768	$52,953	(4)(8)(9)(15)(16)
	First Lien Secured Debt - Delayed Draw	S+575, 1.50% Floor	3/27/2031	23,535	22,995	23,535	(4)(8)(9)(15)
		Total Consumer Finance			$74,763	$76,488

Consumer Staples Distribution & Retail
ASDA
Bellis Acquisition Company PLC	First Lien Secured Debt - Term Loan	SONIA+603, 0.00% Floor	10/22/2029	£97,403	$114,876	$124,562	(3)(4)(8)(9)(18)
	First Lien Secured Debt - Term Loan	E+400, 0.00% Floor	5/14/2031	€5,000	5,290	5,186	(3)(8)(9)(21)
					120,166	129,748

Lakeview Farms
LVF Holdings, Inc.	Second Lien Secured Debt - Term Loan	S+550, 0.00% Floor	5/27/2025	3,378	3,343	3,250	(4)(16)
Protein for Pets
Protein For Pets Opco, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	9/20/2030	44,943	44,152	44,157	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	9/20/2030	—	(80)	(83)	(4)(5)(9)(12)(32)
					44,072	44,074
Rise Baking
Viking Baked Goods Acquisition Corporation	First Lien Secured Debt - Term Loan	S+500, 0.00% Floor	10/24/2031	159,600	157,304	157,207	(4)(15)
		Total Consumer Staples Distribution & Retail			$324,885	$334,279

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Containers & Packaging
Ardagh
Ardagh Group S.A.	First Lien Secured Debt - Term Loan	8.88%	7/2/2029	€99,000	$105,208	$105,443	(3)(4)(8)(9)(10)
Ardagh Metal Packaging Finance plc	First Lien Secured Debt - Term Loan	E+450, 1.00% Floor	9/24/2029	€59,921	66,513	64,468	(3)(4)(8)(10)(20)
					171,721	169,911
Berlin Packaging
Berlin Packaging LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	6/7/2031	20,905	20,926	20,858	(15)(16)
Berry Global
Vybond Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	2/3/2032	20,800	20,495	20,488	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	2/3/2032	—	(51)	(52)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	2/3/2032	—	(103)	(105)	(4)(5)(12)(32)
					20,341	20,331
BOX Partners
Bp Purchaser LLC	First Lien Secured Debt - Term Loan	S+576, 0.75% Floor	12/11/2028	7,663	7,663	6,897	(4)(16)
Tekni-Plex
Trident TPI Holdings, Inc.	First Lien Secured Debt - Term Loan	S+375, 0.50% Floor	9/15/2028	44,002	43,911	42,600	(16)
Truvant
NPPI Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	8/20/2029	25,661	25,314	25,340	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	8/20/2029	—	(43)	(69)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	8/20/2029	553	498	507	(4)(9)(12)(15)(32)
					25,769	25,778
		Total Containers & Packaging			$290,331	$286,375

Diversified Consumer Services
Accelerate Learning
Eagle Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	3/22/2030	$20,116	$19,643	$19,814	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+675, 1.00% Floor	3/22/2030	2,805	2,774	2,763	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	3/22/2029	3,947	3,863	3,878	(4)(9)(15)(16)(32)
					26,280	26,455

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)		Cost (34)	Fair Value (1)(35)
Cognita Schools
Lernen US Finco LLC	First Lien Secured Debt - Term Loan	S+400, 0.50% Floor	10/27/2031		7,481	7,445	7,486	(8)(16)
Excelligence
Excelligence Learning Corporation	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	1/18/2030		84,584	83,153	83,738	(4)(9)(16)
	First Lien Secured Debt - Revolver	P+575, 1.00% Floor	1/18/2030		7,459	7,290	7,323	(4)(9)(12)(24)(32)
						90,443	91,061
Gateway Services
Gateway US Holdings, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/22/2028		69,929	69,418	69,580	(4)(16)
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/22/2026		14,837	14,837	14,763	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	9/22/2026		6,942	6,886	6,908	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	11/14/2026		—	—	(21)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	9/22/2026		—	(9)	(13)	(4)(5)(12)(32)
						91,133	91,217
Greencross
Vermont Aus Pty Ltd	First Lien Secured Debt - Term Loan	BBSW+575, 0.75% Floor	3/23/2028	A$	157,130	106,758	97,692	(3)(4)(8)(9)(25)
ISP
International Schools Partnership Limited	First Lien Secured Debt - Delayed Draw	E+525, 0.00% Floor	7/6/2028		€4,883	3,796	3,848	(3)(4)(8)(10)(20)(32)

Legacy.com
Lotus Topco Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	6/7/2030		11,676	11,520	11,531	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	6/7/2030		—	(38)	(74)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	6/7/2030		—	(31)	(29)	(4)(5)(12)(32)
						11,451	11,428
Mariani
CI	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	3/27/2030		23,716	23,362	23,361	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	3/27/2030		—	(83)	(169)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	3/27/2030		—	(38)	(38)	(4)(5)(12)(32)
						23,241	23,154

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
QA Group
Ichnaea UK Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+600, 0.00% Floor	10/5/2029	£31,000	36,727	40,044	(3)(4)(8)(9)(18)
Reliable Doors
Reliable Doors, LLC	First Lien Secured Debt - Term Loan	S+625, 1.00% Floor	10/4/2028	6,217	6,124	6,217	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+625, 1.00% Floor	10/4/2028	2,107	2,069	2,107	(4)(9)(15)(32)
	First Lien Secured Debt - Revolver	S+625, 1.00% Floor	10/4/2028	114	106	114	(4)(9)(12)(15)(32)
					8,299	8,438
SAVATREE
CI	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/6/2031	17,242	17,083	16,800	(4)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	6/6/2031	—	(31)	(60)	(4)(5)(12)(32)
					17,052	16,740
SERVPRO
One Silver Serve, LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	12/18/2028	21,049	20,883	20,733	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+510, 1.00% Floor	12/18/2028	12,734	12,567	12,447	(4)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+510, 1.00% Floor	12/18/2028	3,312	3,275	3,239	(4)(12)(16)(32)
					36,725	36,419
Village Pet Care
Village Pet Care, LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	9/22/2029	909	894	900	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+650, 1.00% Floor	9/22/2029	691	658	655	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	P+650, 1.00% Floor	9/22/2029	365	358	361	(4)(9)(12)(24)(32)
					1,910	1,916
		Total Diversified Consumer Services			$461,260	$455,898

Diversified Telecommunication Services
Cablevision Systems
CSC Holdings, LLC	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	1/18/2028	$116,059	$112,704	$112,432	(8)(15)
	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	4/15/2027	14,961	14,118	14,098	(8)(15)
	First Lien Secured Debt - Revolver	S+225, 0.00% Floor	7/13/2027	85	68	78	(4)(8)(15)(32)
					126,890	126,608

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Level 3 Financing, Inc.
Level 3 Financing, Inc.	First Lien Secured Debt - Term Loan	S+425, 0.50% Floor	3/27/2032	64,000	63,040	63,330	(16)
		Total Diversified Telecommunication Services			$189,930	$189,938

Electric Utilities
Dynagrid
Megavolt Borrower, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	2/13/2032	$18,750	$18,380	$18,375	(4)(16)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	2/13/2031	900	863	825	(4)(12)(15)(16)(32)
					19,243	19,200
GridTek
BGIF IV Fearless Utility Services, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	6/9/2031	134,719	133,488	133,372	(4)(9)(15)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	6/9/2031	—	(217)	(491)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 0.50% Floor	6/7/2030	—	(204)	(235)	(4)(5)(9)(11)(12)(32)
					133,067	132,646
Thunder Generation
Thunder Generation Funding LLC	First Lien Secured Debt - Term Loan	P+300, 0.00% Floor	10/3/2031	29,850	29,741	29,882	(24)
Westinghouse
Brookfield WEC Holdings Inc.	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	1/27/2031	9,950	9,959	9,871	(15)
		Total Electric Utilities			$192,010	$191,599
Electrical Equipment
Antylia Scientific
CPI Buyer, LLC	First Lien Secured Debt - Term Loan	S+576, 0.75% Floor	11/1/2028	$30,669	$30,669	$30,362	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+576, 0.75% Floor	11/1/2028	4,533	4,525	4,486	(4)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	10/30/2026	—	—	(33)	(4)(5)(12)(32)
					35,194	34,815
International Wire Group
IW Buyer LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	6/28/2029	19,700	19,338	19,602	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	6/28/2029	—	(67)	(16)	(4)(5)(9)(12)(32)
					19,271	19,586

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Trescal
Ruler Bidco S.A R.L.	First Lien Secured Debt - Term Loan	E+550, 0.00% Floor	4/29/2030	€28,282	30,361	30,352	(3)(4)(8)(9)(20)
	First Lien Secured Debt - Term Loan	S+550, 0.50% Floor	4/29/2030	11,498	11,224	11,498	(4)(8)(9)(16)
	First Lien Secured Debt - Delayed Draw	E+650, 0.00% Floor	4/29/2030	€11,200	12,087	12,020	(3)(4)(8)(9)(20)
	First Lien Secured Debt - Delayed Draw	E+500, 0.50% Floor	4/29/2030	€7,003	7,625	7,473	(3)(4)(8)(9)(12)(20)(32)
					61,297	61,343
		Total Electrical Equipment			$115,762	$115,744

Electronic Equipment, Instruments & Components
Lightning Power
Lightning Power, LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	8/18/2031	$11,443	$11,393	$11,393	(16)
Madison Safety
Madison Safety & Flow LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	9/26/2031	8,955	8,965	8,951	(15)
Minimax Viking
MX Holdings US Inc	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	2/19/2032	10,000	10,000	9,981	(8)(15)
		Total Electronic Equipment, Instruments & Components			$30,358	$30,325

Energy Equipment & Services
Camin Cargo
Camin Cargo Control Holdings, Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	12/7/2029	$31,144	$30,562	$30,895	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	12/7/2029	—	(42)	(38)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	P+550, 1.00% Floor	12/7/2029	3,611	3,526	3,585	(4)(9)(12)(15)(24)(32)
		Total Energy Equipment & Services			$34,046	$34,442

Entertainment
Chernin Entertainment
Jewel Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+560, 0.50% Floor	7/1/2027	$86,409	$85,152	$86,409	(4)(9)(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Jagex
Janus Bidco Limited	First Lien Secured Debt - Term Loan	S+600, 0.00% Floor	4/25/2031	68,523	66,965	67,153	(4)(8)(9)(10)(17)
	First Lien Secured Debt - Term Loan	E+600, 0.00% Floor	4/25/2031	€3,083	3,775	3,903	(3)(4)(8)(9)(10)(21)
	First Lien Secured Debt - Delayed Draw	SONIA+600, 0.00% Floor	4/25/2031	£—	(215)	(410)	(3)(4)(5)(8)(9)(10)(12)(32)
					70,525	70,646
		Total Entertainment			$155,677	$157,055

Financial Services
AffiniPay
Eclipse Buyer, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	9/8/2031	$22,738	$22,523	$22,511	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	9/8/2031	—	(18)	(39)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	9/8/2031	—	(18)	(20)	(4)(5)(12)(32)
Eclipse Topco, Inc.	Preferred Equity - Preferred Stocks	N/A	N/A	6,302,250 Shares	5,940	6,176	(4)(33)
					28,427	28,628
Alpha FMC
Actium Midco 3	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	8/30/2031	£35,254	45,426	45,426	(3)(4)(8)(10)(18)
	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	8/30/2031	41,610	40,778	41,506	(4)(8)(10)(17)
	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	8/30/2031	€18,790	20,355	20,165	(3)(4)(8)(10)(21)
	First Lien Secured Debt - Delayed Draw	SONIA+525, 0.00% Floor	8/30/2031	£—	(218)	(116)	(3)(4)(5)(8)(10)(12)(32)
					106,341	106,981

Alter Domus
Chrysaor Bidco Sarl	First Lien Secured Debt - Term Loan	S+350, 0.50% Floor	10/30/2031	6,037	6,037	6,057	(8)(16)
Ascensus Holdings, Inc.
Ascensus Holdings, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	8/2/2028	48,931	48,697	48,701	(15)
AssetMark
GTCR Everest Borrower, LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	9/5/2031	7,980	7,961	7,935	(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Crete PA
Crete PA Holdco, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/25/2030	23,256	23,145	22,907	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/25/2030	—	(55)	(349)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/25/2030	—	(16)	(52)	(4)(5)(12)(32)
					23,074	22,506
Dechra
Dechra Finance US LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	1/27/2032	9,000	8,978	8,993	(8)(17)
GC Waves
GC Waves Holdings, Inc.	First Lien Secured Debt - Term Loan	S+485, 0.75% Floor	10/4/2030	63,371	63,297	63,123	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+485, 0.75% Floor	10/4/2030	11,031	10,823	10,900	(4)(12)(15)(32)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/4/2030	—	(3)	(10)	(4)(5)(12)(32)
					74,117	74,013
Gen II
PEX Holdings LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	11/26/2031	20,357	20,305	20,255	(16)
Hargreaves Lansdown
Harp Finco Limited	First Lien Secured Debt - Term Loan	SONIA+550, 0.00% Floor	3/27/2032	£134,986	171,310	170,880	(3)(4)(8)(10)(18)
ISIO
Madonna Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	9/26/2031	£23,819	30,315	30,153	(3)(4)(8)(10)(18)
	First Lien Secured Debt - Delayed Draw	SONIA+525, 0.00% Floor	10/27/2031	£146	127	63	(3)(4)(8)(10)(12)(18)(32)
					30,442	30,216

Jensen Hughes
Jensen Hughes, Inc	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	9/1/2031	78,054	76,954	76,884	(4)(15)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	9/1/2031	—	(152)	(407)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	9/1/2031	—	(121)	(132)	(4)(5)(11)(12)(32)
					76,681	76,345
Nexity
Evoriel	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	4/2/2031	€43,574	46,083	46,881	(3)(4)(8)(9)(10)(21)
	First Lien Secured Debt - Delayed Draw	E+525, 0.00% Floor	4/2/2031	€7,470	7,812	7,956	(3)(4)(8)(9)(10)(12)(21)(32)
					53,895	54,837

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Ocorian
Orthrus Ltd	First Lien Secured Debt - Term Loan	S+625 (Includes 2.75% PIK), 1.00% Floor	12/5/2031	42,559	41,947	41,920	(4)(8)(10)(16)
	First Lien Secured Debt - Term Loan	SONIA+625 (Includes 2.71% PIK)	12/5/2031	£18,037	22,670	22,949	(3)(4)(8)(10)(18)
	First Lien Secured Debt - Term Loan	E+625 (Includes 2.75% PIK)	12/5/2031	€16,108	16,807	17,157	(3)(4)(8)(10)(20)
	First Lien Secured Debt - Delayed Draw	SONIA+625, 0.00% Floor	12/5/2031	£—	(229)	(161)	(3)(4)(5)(8)(10)(12)(32)
					81,195	81,865
Paymentsense
Hurricane Cleanco Limited	First Lien Secured Debt - Term Loan	12.50% (includes 6.25% PIK), 1.00% Floor	11/21/2029	£50,829	60,352	64,674	(3)(4)(8)(9)(18)
PIB
Paisley Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+475, 0.00% Floor	5/7/2031	£83,858	104,192	107,511	(3)(4)(8)(9)(10)(18)
	First Lien Secured Debt - Term Loan	E+475, 0.00% Floor	5/7/2031	€28,797	30,769	30,905	(3)(4)(8)(9)(10)(21)
	First Lien Secured Debt - Delayed Draw	SONIA+475, 0.00% Floor	5/7/2031	£6,358	7,107	7,357	(3)(4)(8)(9)(10)(18)
					142,068	145,773
PMA
PMA Parent Holdings, LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	1/31/2031	14,013	13,873	13,873	(4)(16)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	1/31/2031	—	(10)	(10)	(4)(5)(12)(32)
					13,863	13,863
Singular Bank
Pluto Holdco Limited	First Lien Secured Debt - Term Loan	6.73% PIK	6/9/2025	€13,194	14,260	14,267	(3)(4)(8)(9)(10)(20)
Stretto
Stretto, Inc.	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	10/13/2028	125,933	124,023	125,933	(4)(9)(16)

Strongpoint
Howardsimon LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	12/13/2030	21,176	21,126	20,912	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	12/13/2030	13,576	13,466	13,188	(4)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	12/13/2030	—	(9)	(47)	(4)(5)(12)(32)
					34,583	34,053
Title Resource Group
RE Closing Buyer Corp.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	9/27/2031	114,425	112,289	112,137	(4)(8)(9)(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
VEPF VII
VEPF VII Holdings, L.P.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	2/28/2028	19,776	19,720	19,990	(4)(8)(16)
WHP Global
WH Borrower, LLC	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	2/20/2032	26,297	26,167	26,203	(16)
		Total Financial Services			$1,284,785	$1,295,105

Food Products
Nutpods
Green Grass Foods, Inc.	First Lien Secured Debt - Term Loan	S+625, 1.00% Floor	12/26/2029	$3,703	$3,641	$3,694	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	12/26/2029	—	(20)	(3)	(4)(5)(9)(12)(32)
Nutpods Holdings, Inc.	Common Equity - Stock	N/A	N/A	125 Shares	125	139	(4)(9)(33)
					3,746	3,830
Patriot Pickle
Patriot Foods Buyer, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	12/24/2029	6,502	6,393	6,437	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+600, 1.00% Floor	12/22/2029	—	(20)	(25)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	12/22/2029	—	(15)	(9)	(4)(5)(9)(12)(32)
					6,358	6,403
		Total Food Products			$10,104	$10,233

Ground Transportation
Boasso
Channelside AcquisitionCo, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	6/30/2028	$39,828	$39,147	$39,728	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	6/30/2028	—	(19)	(11)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	7/1/2026	—	(2)	(10)	(4)(5)(9)(12)(32)
					39,126	39,707
First Student
First Student Bidco Inc.	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	7/21/2028	4,408	4,414	4,405	(16)
Genesee & Wyoming
Genesee & Wyoming Inc.	First Lien Secured Debt - Term Loan	S+175, 0.00% Floor	4/10/2031	25,922	25,839	25,712	(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Olympus Terminals
Olympus Terminals Holdco II LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	12/17/2030	37,162	36,445	36,448	(4)(10)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	12/17/2030	—	(114)	(230)	(4)(5)(10)(12)(32)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	12/17/2030	—	(191)	(192)	(4)(5)(10)(12)(32)
					36,140	36,026
Transportation Insight
TI Intermediate Holdings, LLC	First Lien Secured Debt - Term Loan	S+460 (Includes 1.00% PIK), 1.00% Floor	6/18/2027	7,333	7,333	4,821	(4)(16)
		Total Ground Transportation			$112,852	$110,671

Health Care Equipment & Supplies
Corpuls
Heartbeat BidCo GmbH	First Lien Secured Debt - Term Loan	E+650, 0.50% Floor	6/28/2030	€20,000	$21,473	$21,518	(3)(4)(8)(9)(20)
Dr. Scholls
DRS Holdings III, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	11/1/2028	22,159	22,049	22,049	(4)(16)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	11/1/2028	—	(7)	(7)	(4)(5)(12)(32)
					22,042	22,042

Medline
Medline Borrower LP	First Lien Secured Debt - Term Loan	S+225, 0.50% Floor	10/23/2028	69,760	69,876	69,706	(15)
Resonetics
Resonetics, LLC	First Lien Secured Debt - Term Loan	S+325, 0.75% Floor	6/18/2031	9,950	9,939	9,905	(16)
Treace Medical Concepts
Treace Medical Concepts, Inc.	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	4/1/2027	7,292	7,275	7,237	(4)(8)(9)(15)(16)(29)
	First Lien Secured Debt - Delayed Draw	S+600, 1.00% Floor	4/1/2027	—	—	(33)	(4)(5)(8)(9)(29)(32)
	First Lien Secured Debt - Revolver	S+400, 1.00% Floor	4/1/2027	200	200	189	(4)(8)(9)(12)(15)(16)(29)(32)
					7,475	7,393

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)		Cost (34)	Fair Value (1)(35)
Vantive
Spruce Bidco II Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	1/30/2032		116,857	115,129	115,105	(4)(15)
	First Lien Secured Debt - Term Loan	T+525, 0.75% Floor	2/2/2032		¥2,261,924	14,550	14,854	(3)(4)(27)
	First Lien Secured Debt - Term Loan	C+500, 0.75% Floor	1/30/2032	C$	21,156	14,364	14,481	(3)(4)(26)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	1/31/2032		—	(388)	(395)	(4)(5)(12)(32)
						143,655	144,045
Zest Dental Solutions
Zest Acquisition Corp.	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	2/8/2028		20,785	20,599	20,914	(16)
Zeus
Zeus Company LLC	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	2/28/2031		53,628	52,914	54,030	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	2/28/2031		3,518	3,431	3,545	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	2/28/2030		—	(93)	—	(4)(9)(12)(32)
						56,252	57,575
		Total Health Care Equipment & Supplies				$351,311	$353,098

Health Care Providers & Services
Advarra
Advarra Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	9/13/2031		$133,923	$133,293	$134,594	(4)(9)(15)(16)
	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	9/15/2031		53,866	53,612	54,135	(4)(9)(15)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	9/15/2031		—	(29)	—	(4)(9)(12)(32)
						186,876	188,729

Affordable Care
ACI Group Holdings, Inc.	First Lien Secured Debt - Term Loan	S+275 (Includes 3.25% PIK), 0.75% Floor	8/2/2028		4,964	4,964	4,864	(4)(16)
All Star Healthcare
All Star Recruiting Locums, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	5/1/2030		6,904	6,782	6,904	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	5/1/2030		—	(15)	—	(4)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	5/1/2030		326	304	326	(4)(9)(12)(15)(32)
						7,071	7,230

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Allied Benefit Systems
Allied Benefit Systems Intermediate LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	10/31/2030	77,832	76,842	77,833	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	10/31/2030	14,274	14,075	14,273	(4)(9)(16)
					90,917	92,106
Athenahealth
Athenahealth Group Inc.	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	2/15/2029	59,933	59,329	59,333	(15)
Concentra Health Services
Concentra Health Services Inc	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	7/26/2031	9,281	9,273	9,281	(8)(15)
CorroHealth
Coding Solutions Acquisition Inc	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	8/7/2031	35,979	35,517	35,438	(4)(15)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/7/2031	—	(67)	(82)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/7/2031	3,006	2,958	2,954	(4)(12)(17)(32)
					38,408	38,310
Dental Care Alliance
DCA Investment Holding LLC	First Lien Secured Debt - Term Loan	S+641, 0.75% Floor	4/3/2028	2,417	2,417	2,357	(4)(16)
Eating Recovery Center
ERC Topco Holdings, LLC	First Lien Secured Debt - Term Loan	5.50% PIK	3/31/2030	10,239	36,167	10,159	(4)(16)(28)
	First Lien Secured Debt - Revolver	5.50% PIK	3/31/2030	1,494	3,950	1,494	(4)(12)(16)(28)(32)
					40,117	11,653
Ensemble Health
Ensemble RCM, LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	8/1/2029	31,405	31,300	31,412	(16)

ExactCare
ExactCare Parent, Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	11/5/2029	40,168	39,264	40,168	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	11/5/2029	—	(94)	—	(4)(9)(12)(32)
					39,170	40,168
ExamWorks
Electron BidCo Inc.	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	11/1/2028	17,974	18,012	17,960	(15)
	First Lien Secured Debt - Revolver	S+375, 0.00% Floor	8/3/2028	—	(135)	(135)	(4)(5)(12)(32)
					17,877	17,825

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Exemplar Healthcare
EHC Holdings Holdco Limited	First Lien Secured Debt - Term Loan	SONIA+575, 0.00% Floor	9/30/2031	£48,000	62,957	60,764	(3)(4)(8)(10)(18)
	First Lien Secured Debt - Delayed Draw	SONIA+575, 0.00% Floor	9/30/2031	£2,400	2,267	2,480	(3)(4)(8)(10)(12)(18)(32)
					65,224	63,244
Hanger
Hanger, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	10/23/2031	18,605	18,550	18,614	(15)
	First Lien Secured Debt - Delayed Draw	S+350, 0.00% Floor	10/23/2031	359	352	359	(12)(15)(32)
					18,902	18,973
Omega Healthcare
OMH-Healthedge Holdings, Inc.	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	10/8/2029	107,188	105,018	107,188	(4)(9)(16)(17)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	10/8/2029	—	(222)	—	(4)(9)(12)(32)
					104,796	107,188
Parexel
Phoenix Newco, Inc.	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	11/15/2028	22,512	22,494	22,487	(15)
Practice Plus Group
Practice Plus Group Bidco Limited / Practice Plus Group Holdings Limited	First Lien Secured Debt - Term Loan	SONIA+625, 0.50% Floor	11/19/2029	£10,000	11,657	12,627	(3)(4)(8)(9)(18)
	First Lien Secured Debt - Term Loan	SONIA+650, 0.50% Floor	11/19/2029	£5,000	6,185	6,313	(3)(4)(8)(9)(10)(18)
					17,842	18,940
Rarebreed
Rarebreed Veterinary Partners, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	4/18/2030	15,003	14,740	14,778	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	4/18/2030	14,401	14,153	13,858	(4)(9)(12)(15)(16)(32)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	4/18/2030	—	(98)	(87)	(4)(5)(9)(12)(32)
					28,795	28,549
Smile Brands
Smile Brands Inc.	First Lien Secured Debt - Term Loan	S+610 (Includes 2.26% PIK), 0.75% Floor	10/12/2027	7,586	7,586	6,884	(4)(16)
Southern Veterinary Partners
Southern Veterinary Partners, LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	12/4/2031	25,000	24,879	24,960	(15)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Team Select
TS Investors, LLC	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	5/4/2029	15,238	14,967	15,162	(4)(9)(15)(16)
	First Lien Secured Debt - Delayed Draw	S+560, 1.00% Floor	5/4/2029	439	419	431	(4)(9)(12)(15)(16)(32)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	5/4/2029	—	(15)	(12)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	5/4/2029	—	(15)	(4)	(4)(5)(9)(12)(32)
					15,356	15,577
Tivity Health
Tivity Health, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/28/2029	112,140	110,973	112,140	(4)(9)(15)(16)
Verscend
Cotiviti, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	3/26/2032	40,000	39,600	39,150	(15)
	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	5/1/2031	39,626	39,502	38,833	(15)
					79,102	77,983
		Total Health Care Providers & Services			$1,023,668	$1,000,193

Health Care Technology
CNSI
Acentra Holdings, LLC	First Lien Secured Debt - Term Loan	S+550, 0.50% Floor	12/17/2029	$37,609	$36,679	$37,233	(4)(9)(16)
	First Lien Secured Debt - Term Loan	S+575, 0.50% Floor	12/17/2029	2,927	2,881	2,913	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 0.50% Floor	12/17/2029	—	(46)	(74)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+550, 0.50% Floor	12/17/2029	1,067	970	1,027	(4)(9)(12)(16)(32)
					40,484	41,099
Gainwell
Gainwell Acquisition Corp.	First Lien Secured Debt - Term Loan	S+410, 0.75% Floor	10/1/2027	54,060	52,467	50,851	(16)
Imprivata
Imprivata, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.50% Floor	12/1/2027	11,879	11,923	11,900	(16)
Novotech
Novotech SG Holdings Pte. Ltd./ Novotech Aus Bidco Pty Ltd/Novotech Holdings USA LLC	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	6/27/2031	42,857	42,364	42,249	(4)(8)(9)(16)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 0.50% Floor	6/27/2031	500	420	399	(4)(8)(9)(12)(17)(32)
					42,784	42,648

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)		Cost (34)	Fair Value (1)(35)
Press Ganey
Azalea TopCo, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	4/30/2031		4,615	4,620	4,596	(15)
Suvoda
Goldeneye Parent, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	3/31/2032		88,226	87,785	87,785	(4)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	3/31/2032		—	(64)	(64)	(4)(5)(12)(32)
						87,721	87,721
Wellsky
Project Ruby Ultimate Parent Corp.	First Lien Secured Debt - Term Loan	S+311, 0.00% Floor	3/10/2028		41,686	41,527	41,607	(15)
		Total Health Care Technology				$281,526	$280,422

Hotels, Restaurants & Leisure
Bally's
Bally's Corp	First Lien Secured Debt - Term Loan	S+351, 0.50% Floor	10/2/2028		$694	$667	$620	(8)(16)
	First Lien Secured Debt - Corporate Bond	11.00%	10/2/2028		85,000	82,324	84,575	(4)(8)
						82,991	85,195
Caesars Entertainment
Caesars Entertainment, Inc.	First Lien Secured Debt - Term Loan	S+225, 0.50% Floor	2/6/2031		21,408	21,444	21,301	(8)(16)
	First Lien Secured Debt - Term Loan	S+225, 0.50% Floor	2/6/2030		5,982	6,004	5,957	(8)(16)
						27,448	27,258
Delivery Hero
Delivery Hero Finco Germany GmbH	First Lien Secured Debt - Term Loan	K+500, 0.50% Floor	12/12/2029	₩	194,831,194	138,793	132,644	(3)(8)(9)(19)
Delivery Hero SE	Unsecured Debt - Convertible Bond	1.50%	1/15/2028		€9,800	9,361	9,465	(3)(8)(9)
	Unsecured Debt - Convertible Bond	2.13%	3/10/2029		€7,300	6,817	6,928	(3)(8)(9)
	Unsecured Debt - Convertible Bond	3.37%	2/21/2030		€100	96	105	(3)(8)(9)
						155,067	149,142
Endeavor
Endeavor Operating Co LLC	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	3/24/2028		116,500	116,500	116,500	(4)(8)(16)
	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	3/24/2032		55,000	54,985	54,966	(8)(15)
						171,485	171,466

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Formula One
Delta 2	First Lien Secured Debt - Term Loan	S+200, 0.50% Floor	9/30/2031	3,333	3,333	3,332	(8)(16)
	First Lien Secured Debt - Term Loan	S+200, 0.50% Floor	9/10/2031	1,667	1,667	1,666	(8)(16)
					5,000	4,998
JOA
Joker Holdco 3 S.a r.l.	First Lien Secured Debt - Term Loan	E+600, 0.00% Floor	4/19/2031	€137,000	143,339	147,027	(3)(4)(8)(9)(10)(20)
Life Time Fitness
Life Time, Inc.	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	11/5/2031	11,970	11,941	11,957	(8)(16)
Nottingham Forest FC
Nottingham Forest Football Club Limited	First Lien Secured Debt - Term Loan	8.75%	12/20/2027	£25,000	31,144	32,132	(3)(4)(8)(10)
OpenBet
OB Global Openbet Holdings 2 LLC	First Lien Secured Debt - Term Loan	S+600, 1.50% Floor	9/24/2029	87,500	86,629	86,625	(4)(16)
PARS
PARS Group LLC	First Lien Secured Debt - Term Loan	S+675, 1.50% Floor	4/3/2028	8,771	8,690	8,618	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+675, 1.50% Floor	4/3/2028	—	—	(17)	(4)(5)(9)(32)
					8,690	8,601
Playa Hotels & Resorts
Playa Resorts Holding B.V.	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	1/5/2029	4,962	4,967	4,962	(8)(15)
Scientific Games Lottery
Scientific Games Holdings LP	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	4/4/2029	24,865	24,846	24,751	(16)
Sky Zone
CircusTrix Holdings LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	7/18/2028	12,392	12,170	12,392	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+650, 1.00% Floor	7/18/2028	1,281	1,256	1,281	(4)(9)(12)(15)(32)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	7/18/2028	806	793	806	(4)(9)(15)(32)
					14,219	14,479
Sports Invest
Sports Invest Holdings Ltd.	First Lien Secured Debt - Term Loan	10.25%	10/3/2029	£40,000	50,443	50,120	(3)(4)(8)(10)
TKO
January Capital Holdco, LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	3/12/2030	52,000	50,968	50,960	(4)(8)(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Walter's Wedding
WH BorrowerCo, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	8/2/2030	25,827	25,472	25,504	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	8/2/2030	4,511	4,315	4,328	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	8/2/2030	1,049	988	992	(4)(9)(12)(16)(32)
					30,775	30,824
		Total Hotels, Restaurants & Leisure			$899,952	$900,497

Household Durables
HOV
K Hovnanian Enterprises Inc	First Lien Secured Debt - Revolver	S+450, 3.00% Floor	6/30/2026	$34,720	$32,758	$32,795	(4)(8)(9)(12)(15)(32)
	First Lien Secured Debt - Corporate Bond	11.75%	9/30/2029	1,950	1,906	2,095	(8)(9)
	First Lien Secured Debt - Corporate Bond	8.00%	9/30/2028	2,000	1,985	2,036	(8)(9)
					36,649	36,926
Polywood
Poly-Wood, LLC	First Lien Secured Debt - Term Loan	S+488, 1.00% Floor	3/20/2030	121,680	119,304	121,680	(4)(9)(15)(16)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	3/20/2030	—	(215)	—	(4)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+488, 1.00% Floor	3/20/2030	6,760	6,328	6,760	(4)(9)(12)(16)(32)
					125,417	128,440
Weber-Stephen Products
Weber-Stephen Products LLC	First Lien Secured Debt - Term Loan	S+336, 0.75% Floor	10/30/2027	14,648	14,051	14,220	(15)
		Total Household Durables			$176,117	$179,586

Household Products
Action
Peer Holding III B.V.	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	7/1/2031	$7,629	$7,629	$7,625	(16)
Ergotron
Ergotron Acquisition, LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	7/6/2028	8,905	8,796	8,905	(4)(15)
Ergotron Investments, LLC	Common Equity - Equity Unit	N/A	N/A	500 Shares	50	71	(4)(33)
					8,846	8,976

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Tranzonic
TZ Buyer LLC	First Lien Secured Debt - Term Loan	S+600, 0.75% Floor	8/14/2028	19,700	19,114	19,355	(4)(9)(15)(16)
	First Lien Secured Debt - Term Loan	S+625, 0.75% Floor	8/14/2028	17,559	17,279	17,251	(4)(9)(15)(16)
	First Lien Secured Debt - Delayed Draw	S+600, 0.75% Floor	8/14/2028	49,352	48,572	48,488	(4)(9)(15)(16)
	First Lien Secured Debt - Delayed Draw	S+625, 0.75% Floor	8/12/2028	4,565	4,504	4,485	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+575, 0.75% Floor	8/14/2028	1,733	1,692	1,702	(4)(9)(15)(16)
	First Lien Secured Debt - Revolver	S+625, 0.75% Floor	8/14/2028	394	385	383	(4)(9)(12)(15)(16)(32)
TZ Parent LLC	Common Equity - Equity Unit	N/A	N/A	50 Shares	50	101	(4)(9)(33)
					91,596	91,765
		Total Household Products			$108,071	$108,366

Independent Power & Renewable Electricity Producers
Calpine Corporation
Calpine Corporation	First Lien Secured Debt - Term Loan	S+175, 0.00% Floor	1/31/2031	$14,862	$14,860	$14,823	(15)(16)
Cogentrix
Cogentrix Finance Holdco I LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	2/26/2032	15,000	14,963	14,963	(15)
Esdec
Esdec Solar Group B.V.	First Lien Secured Debt - Term Loan	E+625, 0.50% Floor	8/30/2028	€63,174	69,890	54,990	(3)(4)(8)(9)(20)
	First Lien Secured Debt - Delayed Draw	E+600, 0.50% Floor	8/30/2028	€—	(23)	(223)	(3)(4)(5)(8)(9)(12)(32)
					69,867	54,767
		Total Independent Power & Renewable Electricity Producers			$99,690	$84,553

Industrial Conglomerates
Fortis Fire
Fortis Fire & Safety Holdings LP	Common Equity - Equity Unit	N/A	N/A	9 Shares	$90	$57	(4)(9)(33)
		Total Industrial Conglomerates			$90	$57

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Insurance
Alera Group
Alera Group, Inc.	First Lien Secured Debt - Term Loan	S+535, 0.75% Floor	10/2/2028	$25,643	$25,276	$25,643	(4)(9)(15)(16)
	First Lien Secured Debt - Delayed Draw	S+585, 0.75% Floor	10/2/2028	39,374	39,074	39,768	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+535, 0.75% Floor	10/2/2028	29,662	29,271	29,661	(4)(9)(15)(16)
					93,621	95,072
Alliant Holdings
Alliant Holdings Intermediate, LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	9/19/2031	60,301	60,234	59,999	(15)
Amwins
AmWins Group, Inc.	First Lien Secured Debt - Term Loan	S+225, 0.75% Floor	1/30/2032	19,950	19,924	19,814	(15)
Ardonagh
Ardonagh Group Finco Pty Ltd	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	2/15/2031	27,500	27,480	27,191	(8)(15)
AssuredPartners
AssuredPartners, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.50% Floor	2/14/2031	34,488	34,447	34,567	(15)
Asurion
Asurion, LLC	First Lien Secured Debt - Term Loan	S+336, 0.00% Floor	7/31/2027	46,856	46,708	46,549	(15)
	First Lien Secured Debt - Term Loan	S+336, 0.00% Floor	12/23/2026	11,363	11,324	11,354	(15)(16)
					58,032	57,903
Broadstreet Partners
BroadStreet Partners, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	6/13/2031	9,950	9,962	9,876	(15)
Galway
Galway Borrower LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	9/29/2028	33,899	33,608	33,984	(9)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	9/29/2028	828	809	830	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	9/29/2028	980	955	980	(4)(9)(12)(16)(32)
					35,372	35,794
Higginbotham
HIG Intermediate, Inc.	Preferred Equity - Cumulative Preferred	N/A	N/A	50,000 Shares	49	49	(4)(33)
Higginbotham Insurance Agency, Inc.	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	11/24/2028	122,650	122,470	122,650	(4)(15)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	11/24/2028	9,530	9,390	9,530	(4)(12)(15)(32)
					131,909	132,229

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Hilb Group
Thg Acquisition, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	10/31/2031	89,928	89,069	89,029	(4)(15)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	10/31/2031	355	257	155	(4)(12)(15)(32)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/31/2031	458	364	358	(4)(12)(15)(32)
					89,690	89,542
Howden Group
Hyperion Refinance Sarl	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	2/15/2031	47,066	46,894	46,796	(8)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	2/15/2031	66,000	64,068	64,900	(4)(8)(10)(12)(16)(32)
					110,962	111,696
Hub International
Hub International Limited	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	6/20/2030	24,900	24,904	24,825	(16)
Patriot Growth Insurance Services
Patriot Growth Insurance Services, LLC	First Lien Secured Debt - Term Loan	S+515, 0.75% Floor	10/16/2028	31,733	31,734	31,734	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	10/16/2028	4,209	4,161	4,209	(4)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+510, 0.75% Floor	10/16/2028	1,156	1,156	1,156	(4)(12)(15)(32)
					37,051	37,099
Risk Strategies
Accession Risk Management Group, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	11/1/2029	63,597	63,476	63,502	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	11/1/2029	740	752	714	(4)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	11/1/2029	—	(3)	(5)	(4)(5)(12)(32)
					64,225	64,211
Safe-Guard
SG Acquisition, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	4/3/2030	93,184	92,002	93,184	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	4/3/2030	—	(48)	—	(4)(9)(12)(32)
					91,954	93,184
Sedgwick
Sedgwick Claims Management Services, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	7/31/2031	24,912	24,833	24,860	(8)(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Truist
Truist Insurance Holdings, LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	5/6/2031	13,149	13,120	13,083	(16)
	First Lien Secured Debt - Revolver	S+300, 0.00% Floor	5/6/2029	3,175	2,713	2,739	(4)(12)(16)(32)
					15,833	15,822
		Total Insurance			$930,433	$933,684

Interactive Media & Services
Adevinta
Aurelia Netherlands Midco 2 B.V.	First Lien Secured Debt - Term Loan	E+575, 0.00% Floor	5/29/2031	€99,299	$105,833	$106,835	(3)(4)(8)(9)(10)(21)
		Total Interactive Media & Services			$105,833	$106,835

IT Services
Astek
FINANCIERE ASTEK	First Lien Secured Debt - Term Loan	E+650, 0.00% Floor	4/25/2031	€50,293	$52,617	$53,566	(3)(4)(8)(9)(10)(20)
	First Lien Secured Debt - Delayed Draw	E+650, 0.00% Floor	4/25/2031	€14,758	15,395	15,619	(3)(4)(8)(9)(10)(12)(20)(32)
					68,012	69,185
Avenu Insights
ACP Avenu Buyer, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	10/2/2029	6,172	6,035	6,079	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	10/2/2029	1,088	1,048	1,048	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	10/2/2029	238	216	222	(4)(9)(12)(16)(32)
					7,299	7,349
GrayMatter
Genius Bidco LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	5/1/2030	4,604	4,523	4,524	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	5/1/2030	—	(14)	(30)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	5/1/2030	155	135	134	(4)(9)(12)(15)(32)
	Common Equity - Equity Unit	N/A	N/A	773 Shares	77	66	(4)(9)(33)
					4,721	4,694
Vensure
Vensure Employer Services, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	9/27/2031	135,907	134,653	134,547	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	9/27/2031	—	(141)	(268)	(4)(5)(9)(12)(32)
					134,512	134,279

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Version 1
Investment Company 24 Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+515, 0.00% Floor	7/11/2029	£6,559	7,670	8,409	(3)(4)(8)(9)(18)
	First Lien Secured Debt - Term Loan	E+515, 0.00% Floor	7/11/2029	€4,029	3,981	4,324	(3)(4)(8)(9)(20)
	First Lien Secured Debt - Delayed Draw	SONIA+515, 0.00% Floor	7/11/2029	£2,189	2,057	2,307	(3)(4)(8)(9)(12)(18)(32)
	First Lien Secured Debt - Delayed Draw	E+575, 0.00% Floor	7/11/2029	€—	—	(45)	(3)(4)(5)(8)(9)(10)(12)(32)
					13,708	14,995
VikingCloud
Bullcave Limited	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	8/6/2030	20,947	20,659	20,685	(4)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/6/2030	2,105	2,052	2,056	(4)(12)(16)(32)
					22,711	22,741
Virtusa
Virtusa Corporation	First Lien Secured Debt - Term Loan	S+325, 0.75% Floor	2/15/2029	12,748	12,760	12,736	(15)
		Total IT Services			$263,723	$265,979

Leisure Products
Lime
Neutron Holdings, Inc.	First Lien Secured Debt - Term Loan	10.00%	9/30/2026	$75,000	$74,189	$75,375	(4)(9)
Peloton
Peloton Interactive, Inc.	First Lien Secured Debt - Term Loan	S+550, 0.00% Floor	5/30/2029	72,701	72,071	73,503	(8)(16)
Varsity Brands, LLC
Varsity Brands, LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	8/26/2031	53,000	52,845	52,056	(16)
		Total Leisure Products			$199,105	$200,934

Life Sciences Tools & Services
Cambrex
Cambrex Corp.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	3/6/2032	$116,810	$115,653	$115,642	(4)(15)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	3/6/2032	—	(85)	(87)	(4)(5)(32)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	3/6/2032	—	(151)	(153)	(4)(5)(12)(32)
					115,417	115,402

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Curia
Curia Global, Inc.	First Lien Secured Debt - Term Loan	S+625, 1.00% Floor	12/6/2029	200,000	196,500	196,500	(4)(16)
		Total Life Sciences Tools & Services			$311,917	$311,902

Machinery
Alliance Laundry Systems
Alliance Laundry Systems LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	8/19/2031	$15,000	$14,993	$14,964	(16)
Carlisle Fluid Technologies
LSF12 Donnelly Bidco, LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	10/2/2029	14,775	14,476	14,547	(4)(9)(15)
Charter Next Generation
Charter Next Generation, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.75% Floor	11/29/2030	20,069	20,102	20,065	(15)(16)
Duravant
Engineered Machinery Holdings, Inc.	First Lien Secured Debt - Term Loan	S+401, 0.75% Floor	5/19/2028	19,712	19,636	19,748	(16)
Husky Technologies
Titan Acquisition Ltd of Canada	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	2/15/2029	65,189	64,740	64,992	(8)(17)
JPW
JPW Industries Holding Corporation	First Lien Secured Debt - Term Loan	S+588, 2.00% Floor	11/22/2028	115,538	113,292	114,671	(4)(9)(16)
Milacron
IOTA Holdings 3	First Lien Secured Debt - Term Loan	S+475, 0.00% Floor	3/31/2032	24,737	24,366	24,366	(4)(16)
	First Lien Secured Debt - Revolver	S+475, 0.00% Floor	3/31/2032	116	(8)	(8)	(4)(5)(12)(16)(32)
					24,358	24,358
ProMach
Pro Mach Group, Inc.	First Lien Secured Debt - Term Loan	S+275, 1.00% Floor	8/31/2028	30,816	30,896	30,769	(15)
		Total Machinery			$302,493	$304,114

Media
Accelerate360
Accelerate360 Holdings, LLC	First Lien Secured Debt - Term Loan	S+626, 1.00% Floor	2/11/2027	$87,046	$87,046	$86,610	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+626, 1.00% Floor	2/11/2027	24,956	24,956	24,727	(4)(9)(12)(16)(32)
					112,002	111,337

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Advantage Sales
Advantage Sales & Marketing Inc.	First Lien Secured Debt - Term Loan	S+451, 0.75% Floor	10/28/2027	12,350	12,363	11,946	(8)(16)

Charter Communications
Charter Communications Operating, LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	12/15/2031	27,431	27,383	27,366	(8)(16)
EchoStar Corporation
EchoStar Corporation	First Lien Secured Debt - Corporate Bond	10.75%	11/30/2029	72,552	73,279	76,220	(8)
	First Lien Secured Debt - Corporate Bond	6.75%	11/30/2030	99	98	90	(8)
	First Lien Secured Debt - Convertible Bond	3.88%	11/30/2030	80	80	90	(8)
					73,457	76,400
Gannett
Gannett Co., Inc.	First Lien Secured Debt - Convertible Bond	6.00%	12/1/2031	500	528	561	(4)(8)
Gannett Holdings, LLC	First Lien Secured Debt - Term Loan	S+500, 1.50% Floor	10/15/2029	187,903	185,295	186,024	(8)(15)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.50% Floor	10/15/2029	—	(57)	(126)	(5)(8)(32)
					185,766	186,459
Material+
Material Holdings, LLC	First Lien Secured Debt - Term Loan	S+610 (Includes 9.77% PIK), 0.75% Floor	8/19/2027	6,533	6,533	4,051	(4)(16)(28)
	First Lien Secured Debt - Term Loan	10.43% PIK	8/19/2027	1,615	1,576	—	(4)(16)(28)
					8,109	4,051
McGraw Hill
McGraw-Hill Education, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	8/6/2031	29,450	28,967	29,440	(15)
		Total Media			$448,047	$446,999

Oil, Gas & Consumable Fuels
AL GCX
AL GCX Fund VIII Holdings LLC	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	1/30/2032	$10,000	$9,975	$9,948	(15)
ArcLight
AL GCX Holdings, LLC	First Lien Secured Debt - Term Loan	S+200, 0.50% Floor	5/17/2029	4,980	5,002	4,969	(15)
Brookfield Infrastructure Partners
BIP Pipeco Holdings LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	12/6/2030	9,617	9,648	9,603	(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
CQP
CQP Holdco LP	First Lien Secured Debt - Term Loan	S+200, 0.50% Floor	12/31/2030	32,500	32,538	32,453	(16)
GIP Pilot
GIP Pilot Acquisition Partners, L.P.	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	10/4/2030	1,997	2,009	1,991	(16)
WhiteWater DBR
WhiteWater DBR HoldCo LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	3/3/2031	9,264	9,293	9,245	(16)
		Total Oil, Gas & Consumable Fuels			$68,465	$68,209

Paper & Forest Products
BiOrigin Specialty
Complete Paper Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	2/4/2031	$20,000	$19,706	$19,700	(4)(16)
		Total Paper & Forest Products			$19,706	$19,700

Personal Care Products
Advantice Health
Jazz AH Holdco, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	4/3/2028	$7,020	$7,020	$6,915	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	4/3/2028	119	118	117	(4)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	4/3/2028	380	371	369	(4)(12)(17)(32)
					7,509	7,401
Elida Beauty
Phoenix YW Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	5/31/2030	11,865	11,627	11,628	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	5/31/2030	—	(33)	(34)	(4)(5)(9)(12)(32)
					11,594	11,594
Heat Makes Sense
Amika OpCo LLC	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	7/1/2029	34,563	34,001	34,822	(4)(9)(17)
	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	7/1/2029	7,891	7,781	7,891	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	7/1/2028	—	(18)	—	(4)(9)(12)(32)
Ishtar Co-Invest-B LP	Common Equity - Stock	N/A	N/A	39 Shares	22	—	(4)(9)(33)
Oshun Co-Invest-B LP	Common Equity - Stock	N/A	N/A	11 Shares	11	—	(4)(9)(33)
					41,797	42,713

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
KDC
KDC/ONE Development Corporation, Inc.	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	8/15/2028	36,295	35,897	36,337	(15)
PDC Brands
Parfums Holding Company, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	6/27/2030	164,328	162,845	162,684	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	6/27/2029	—	(87)	(103)	(4)(5)(9)(12)(32)
					162,758	162,581
RoC Skincare
RoC Holdco LLC	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	2/21/2031	25,354	24,904	24,973	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	2/21/2030	—	(72)	(66)	(4)(5)(9)(12)(32)
					24,832	24,907
		Total Personal Care Products			$284,387	$285,533

Pharmaceuticals
Alcresta
Alcresta Holdings, LP	Preferred Equity - Preferred Stocks	N/A	N/A	116 Shares	$116	$127	(4)(9)(33)
	Common Equity - Equity Unit	N/A	N/A	1,176 Shares	1	36	(4)(9)(33)
Alcresta Therapeutics Inc.	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	3/12/2030	4,372	4,296	4,328	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	3/31/2030	—	(72)	(44)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	3/31/2029	—	(14)	(9)	(4)(5)(9)(12)(32)
					4,327	4,438

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Avid Bioservices
Space Finco, Inc.	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	2/5/2032	14,894	14,675	14,670	(4)(8)(10)(16)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	2/5/2032	—	(125)	(127)	(4)(5)(8)(10)(12)(32)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	2/5/2031	—	(146)	(150)	(4)(5)(8)(10)(12)(32)
Space Parent, LP	Preferred Equity - Preferred Stocks	N/A	N/A	99,000 Shares	99	99	(4)(8)(33)
	Common Equity - Stock	N/A	N/A	1,000 Shares	1	1	(4)(8)(33)
					14,504	14,493
Bausch Health
Bausch Health Companies Inc.	First Lien Secured Debt - Term Loan	S+535, 0.50% Floor	2/1/2027	79,364	75,350	79,353	(8)(15)(16)
Catalent
Creek Parent, Inc.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	12/18/2031	202,397	198,960	198,855	(4)(15)(16)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	12/18/2031	—	(489)	(509)	(4)(5)(12)(32)
					198,471	198,346
Ceva
Financiere Mendel SASU	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	11/8/2030	8,397	8,356	8,384	(8)(16)
Eversana
LSCS Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	3/4/2032	30,365	30,110	30,355	(16)
PAI
Pai Middle Tier, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	2/13/2032	24,750	24,384	24,379	(4)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	2/13/2032	—	(77)	(79)	(4)(5)(12)(32)
PAI Co-Investor FT Aggregator LLC	Common Equity - Stock	N/A	N/A	100 Shares	100	100	(4)(33)
					24,407	24,400
TerSera Therapeutics
TerSera Therapeutics LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	4/4/2029	16,708	16,407	16,708	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	4/4/2029	—	(23)	—	(4)(9)(12)(32)
					16,384	16,708
		Total Pharmaceuticals			$371,909	$376,477

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Professional Services
BDO USA
BDO USA, P.A.	First Lien Secured Debt - Term Loan	S+500, 2.00% Floor	8/31/2028	$193,784	$190,938	$193,784	(4)(9)(15)(16)
Berkeley Research Group LLC
Berkeley Research Group LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	3/17/2032	13,543	13,340	13,393	(15)
CohnReznick Advisory LLC
CohnReznick Advisory LLC	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	3/26/2032	8,120	8,080	8,120	(15)
	First Lien Secured Debt - Delayed Draw	S+400, 0.00% Floor	3/26/2032	—	(9)	—	(32)
					8,071	8,120
EAB
EAB Global, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	8/16/2030	60,651	60,415	58,907	(15)
	First Lien Secured Debt - Revolver	S+300, 0.00% Floor	5/16/2028	—	(36)	(37)	(4)(5)(12)(32)
					60,379	58,870
Escalent
M&M OPCO, LLC	First Lien Secured Debt - Term Loan	S+800, 1.00% Floor	4/7/2029	9,333	9,123	9,170	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+800, 1.00% Floor	4/7/2029	—	(5)	(4)	(4)(5)(9)(12)(32)
					9,118	9,166
Evelyn
Violin Finco Guernsey Limited	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	6/24/2031	£79,678	100,149	101,895	(3)(4)(8)(9)(10)(18)
	First Lien Secured Debt - Delayed Draw	SONIA+550, 0.00% Floor	6/24/2031	£—	(29)	(69)	(3)(4)(5)(8)(9)(10)(12)(32)
					100,120	101,826
FGS Global
Kite Bidco Inc.	First Lien Secured Debt - Term Loan	S+500, 0.00% Floor	9/20/2031	61,788	60,894	60,861	(4)(10)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.00% Floor	9/20/2031	15,212	15,103	14,984	(4)(10)(17)
					75,997	75,845
G&A
G&A Partners Holding Company II, LLC	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	3/1/2031	16,076	15,790	15,875	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	3/1/2031	1,967	1,888	1,879	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	3/1/2030	—	(29)	(22)	(4)(5)(9)(12)(32)
					17,649	17,732

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Legends
Legends Hospitality Holding Company, LLC	First Lien Secured Debt - Term Loan	S+550 (Includes 2.75% PIK), 0.75% Floor	8/22/2031	99,117	97,296	98,127	(4)(9)(10)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/22/2031	—	(53)	(58)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/22/2030	5,360	5,152	5,245	(4)(9)(12)(15)(16)(32)
					102,395	103,314
Public Partnerships
PPL Acquisition LLC	First Lien Secured Debt - Term Loan	S+625, 0.75% Floor	7/1/2028	8,332	8,180	7,999	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+625, 0.75% Floor	7/1/2028	—	(11)	(40)	(4)(5)(9)(12)(32)
PPL Equity LP	Preferred Equity - Preferred Stocks	N/A	N/A	50,000 Shares	50	41	(4)(9)(33)
	Preferred Equity - Equity Unit	N/A	N/A	50,000 Shares	50	—	(4)(9)(33)
					8,269	8,000
VFS Global
Speed Midco 3 S.A R.L.	First Lien Secured Debt - Term Loan	E+495, 0.00% Floor	5/16/2029	€115,020	123,134	125,303	(3)(4)(8)(9)(21)
	First Lien Secured Debt - Term Loan	S+495, 0.00% Floor	5/16/2029	54,980	54,980	55,256	(4)(8)(9)(17)
	First Lien Secured Debt - Term Loan	SONIA+495, 0.00% Floor	5/16/2029	£31,767	40,229	41,343	(3)(4)(8)(9)(18)
					218,343	221,902
Waystone
Sigma Irish Acquico Limited	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	3/19/2032	€67,460	72,065	71,486	(3)(4)(8)(10)(20)
	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	3/19/2032	70,821	69,412	69,405	(4)(8)(10)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 0.00% Floor	3/19/2032	—	(245)	(246)	(4)(5)(8)(10)(32)
					141,232	140,645
		Total Professional Services			$945,851	$952,597

Real Estate Management & Development
3Phase Elevator
Polyphase Elevator Holding Company	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	6/23/2027	$3,590	$3,590	$3,096	(4)(16)
Pritchard Industries
Pritchard Industries, LLC	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	10/13/2027	6,305	6,305	6,258	(4)(17)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Redfin
Redfin Corporation	First Lien Secured Debt - Term Loan	S+575, 1.50% Floor	10/20/2028	62,548	60,956	62,548	(4)(8)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+575, 1.50% Floor	10/20/2028	62,865	61,281	62,865	(4)(8)(9)(16)
					122,237	125,413
		Total Real Estate Management & Development			$132,132	$134,767

Software
Accela
Accela, Inc.	First Lien Secured Debt - Term Loan	S+600, 0.75% Floor	9/3/2030	$18,286	$17,981	$18,286	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+600, 0.75% Floor	9/3/2030	—	(27)	—	(4)(9)(12)(32)
					17,954	18,286
Access Group
Armstrong Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	6/28/2029	£27,600	33,070	35,207	(3)(4)(8)(18)
	First Lien Secured Debt - Delayed Draw	SONIA+525, 0.00% Floor	6/28/2029	£14,400	17,271	18,369	(3)(4)(8)(18)
					50,341	53,576
Alteryx
Azurite Intermediate Holdings, Inc.	First Lien Secured Debt - Term Loan	S+650, 0.75% Floor	3/19/2031	20,144	19,873	20,094	(4)(9)(15)(16)
	First Lien Secured Debt - Delayed Draw	S+650, 0.75% Floor	3/19/2031	45,781	45,176	45,667	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	3/19/2031	—	(94)	(18)	(4)(5)(9)(12)(32)
					64,955	65,743
Anaplan
Anaplan, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/21/2029	159,293	157,168	158,894	(4)(16)
	First Lien Secured Debt - Revolver	S+575, 0.75% Floor	6/21/2028	—	(99)	(23)	(4)(5)(12)(32)
					157,069	158,871
Avalara
Avalara, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	3/26/2032	42,000	41,790	41,888	(15)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Avetta
Artifact Bidco, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	7/28/2031	63,399	62,811	63,399	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	7/28/2031	—	(70)	—	(4)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	7/26/2030	—	(99)	—	(4)(9)(12)(32)
					62,642	63,399
Beeline
IQN Holding Corp.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	5/2/2029	63,956	63,557	63,956	(4)(16)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	5/2/2028	2,909	2,882	2,909	(4)(12)(16)(32)
					66,439	66,865
BMC Software
Boxer Parent Company Inc.	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	7/30/2031	33,327	33,277	32,795	(16)
Certinia
Certinia Inc	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	8/4/2030	60,627	59,625	60,021	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	8/3/2029	—	(88)	(40)	(4)(5)(9)(12)(32)
					59,537	59,981
CINC Systems
1475 Holdings, LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	1/18/2030	3,929	3,862	3,889	(4)(9)(15)
	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	1/19/2030	2,325	2,303	2,302	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+575, 0.75% Floor	1/19/2030	—	(17)	(11)	(4)(5)(9)(12)(32)
					6,148	6,180
Citrix
Cloud Software Group, Inc.	First Lien Secured Debt - Term Loan	S+375, 0.50% Floor	3/21/2031	34,179	34,068	33,892	(16)
	First Lien Secured Debt - Term Loan	S+350, 0.50% Floor	3/30/2029	33,172	31,530	32,908	(16)
					65,598	66,800
Clearwater Analytics
Clearwater Analytics LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	2/10/2032	8,000	8,000	7,980	(8)(15)
Cohesity
Clover Holdings 2, LLC	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	12/9/2031	25,000	24,759	24,766	(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
CompTIA
Endor Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	1/9/2032	37,594	37,226	37,218	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	1/9/2032	—	(40)	(42)	(4)(5)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	1/9/2032	—	(40)	(42)	(4)(5)(32)
					37,146	37,134
Coupa Software
Coupa Software Incorporated	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	2/27/2030	54,870	53,803	54,870	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	2/27/2030	—	(44)	—	(4)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	2/27/2029	—	(62)	(19)	(4)(5)(9)(12)(32)
					53,697	54,851
Databricks
Databricks, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	1/3/2031	124,873	124,283	125,810	(15)
	First Lien Secured Debt - Delayed Draw	S+450, 0.00% Floor	1/19/2031	—	(135)	—	(32)
					124,148	125,810
DigiCert
Dcert Buyer, Inc.	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	10/16/2026	44,949	44,770	43,830	(15)
Duck Creek Technologies
Disco Parent, LLC	First Lien Secured Debt - Term Loan	S+750, 1.00% Floor	3/30/2029	25,032	24,569	25,283	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+750, 1.00% Floor	3/30/2029	—	(36)	—	(4)(9)(12)(32)
					24,533	25,283
Everbridge
Everbridge Holdings, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	7/2/2031	61,328	61,045	61,635	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	7/2/2031	6,010	5,975	6,040	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	7/2/2031	—	(28)	—	(4)(9)(12)(32)
					66,992	67,675
Flexera
Flexera Software LLC	First Lien Secured Debt - Term Loan	S+300, 0.75% Floor	3/3/2028	28,381	28,365	28,270	(16)
G2CI
Evergreen IX Borrower 2023, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/30/2030	122,487	120,291	121,264	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/1/2029	—	(190)	(101)	(4)(5)(9)(12)(32)
					120,101	121,163

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
G Treasury
G Treasury SS LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	6/29/2029	8,571	8,440	8,464	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	6/29/2029	4,500	4,441	4,384	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	6/29/2029	357	327	330	(4)(9)(12)(16)(32)
					13,208	13,178
HHAeXchange
Homecare Software Solutions LLC	First Lien Secured Debt - Term Loan	S+555 (Includes 2.93% PIK)	6/14/2031	75,955	75,955	75,955	(4)(15)
Infoblox
Delta Topco, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	11/30/2029	51,584	51,561	51,071	(16)
Iris Software
Elements Finco Limited	First Lien Secured Debt - Term Loan	SONIA+500 (Includes 2.25% PIK)	12/19/2031	£32,178	40,457	41,150	(3)(4)(8)(10)(18)
JD Power
Project Boost Purchaser, LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	7/16/2031	14,963	14,962	14,896	(16)
Medallia
Medallia, Inc.	First Lien Secured Debt - Term Loan	S+660 (Includes 4.00% PIK), 0.75% Floor	10/29/2028	40,012	39,493	34,711	(4)(9)(17)
M-Files
MetaTiedot Midco S.a.r.l.	First Lien Secured Debt - Term Loan	E+550, 0.75% Floor	11/27/2031	€21,178	22,052	22,899	(3)(4)(8)(20)
	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	11/27/2031	15,859	15,630	15,622	(4)(8)(16)
	First Lien Secured Debt - Delayed Draw	E+550, 0.75% Floor	11/27/2031	€171	129	185	(3)(4)(8)(12)(20)(32)
	First Lien Secured Debt - Revolver	E+550, 0.75% Floor	11/27/2030	€—	4	(46)	(3)(4)(5)(8)(12)(32)
					37,815	38,660
Mitchell
Mitchell International, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	6/17/2031	40,807	40,597	40,380	(15)
New Relic
Crewline Buyer, Inc.	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	11/8/2030	66,900	65,407	66,900	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	11/8/2030	—	(88)	—	(4)(9)(12)(32)
					65,319	66,900
Paessler
Blitz 24-34 GmbH	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	5/3/2031	47,544	47,112	47,306	(4)(8)(16)
	First Lien Secured Debt - Delayed Draw	S+600, 1.00% Floor	5/3/2030	—	(30)	(35)	(4)(5)(8)(12)(32)
					47,082	47,271

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Ping Identity
Ping Identity Holding Corp.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	10/17/2029	38,491	38,080	38,491	(4)(15)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/17/2028	—	(34)	—	(4)(12)(32)
					38,046	38,491
Proofpoint
Proofpoint, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	8/31/2028	17,456	17,438	17,421	(15)(16)
Qualtrics
Quartz Acquireco, LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	6/28/2030	19,949	19,921	19,850	(15)
Quorum
QBS Parent, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	11/7/2031	138,353	137,688	137,661	(4)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	11/7/2031	—	(63)	(67)	(4)(5)(11)(12)(32)
					137,625	137,594
RealPage
RealPage, Inc.	First Lien Secured Debt - Term Loan	S+375, 0.50% Floor	4/24/2028	10,000	9,954	10,019	(15)
Redwood
Runway Bidco, LLC	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	12/17/2031	167,149	165,528	165,478	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	12/17/2031	—	(199)	(415)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 0.50% Floor	12/17/2031	—	(199)	(208)	(4)(5)(12)(32)
					165,130	164,855
Relativity
Relativity ODA LLC	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	5/12/2027	29,262	28,716	29,117	(4)(15)(16)
Solera, LLC
Polaris Newco, LLC	First Lien Secured Debt - Term Loan	S+401, 0.50% Floor	6/2/2028	49,183	48,930	47,197	(16)
Storable
Storable Inc	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	4/16/2031	13,250	13,234	13,188	(15)
Sunfire
Spark Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	4/1/2031	8,605	8,450	8,541	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	4/1/2030	—	(23)	(10)	(4)(5)(9)(12)(32)
					8,427	8,531

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
UKG
UKG Inc.	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	2/10/2031	14,678	14,698	14,663	(16)
Uniguest
Uniguest Holdings, Inc	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/27/2030	48,529	47,833	47,840	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/27/2030	—	(133)	(266)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/27/2030	—	(65)	(66)	(4)(5)(12)(32)
					47,635	47,508
Veeam Software
VS Buyer, LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	4/12/2031	16,585	16,583	16,606	(15)
VIP
Vamos Bidco, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	1/30/2032	66,828	66,172	66,160	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	1/30/2032	—	(136)	(139)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	1/30/2032	—	(82)	(84)	(4)(5)(12)(32)
					65,954	65,937
Waystar
Navicure, Inc.	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	10/22/2029	11,870	11,858	11,840	(8)(15)
Zafin
Zafin Labs Americas Incorporated	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	2/14/2031	12,500	12,316	12,313	(4)(8)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	2/14/2031	—	(37)	(37)	(4)(5)(8)(12)(32)
					12,279	12,276
Zendesk
Zendesk, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	11/22/2028	145,049	143,126	144,692	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	11/22/2028	—	(218)	(89)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	11/22/2028	—	(179)	(37)	(4)(5)(9)(12)(32)
					142,729	144,566
		Total Software			$2,383,867	$2,394,977

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Specialty Retail
EG Group
EG Global Finance PLC	First Lien Secured Debt - Corporate Bond	S+750, 0.50% Floor	11/30/2028	$118,022	$114,450	$127,758	(8)(14)
EG Group Limited	First Lien Secured Debt - Term Loan	S+425, 0.00% Floor	2/7/2028	10,078	10,023	10,095	(8)(16)
					124,473	137,853
Golden Hippo
Altern Marketing, LLC	First Lien Secured Debt - Term Loan	S+500, 2.00% Floor	6/13/2028	73,499	72,797	73,499	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+500, 2.00% Floor	6/13/2028	—	(123)	—	(4)(9)(12)(32)
					72,674	73,499
Kaseya
Kaseya Inc	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	3/22/2032	25,000	24,877	24,953	(15)
	First Lien Secured Debt - Revolver	S+325, 0.00% Floor	3/20/2030	—	(12)	(25)	(5)(12)(32)
					24,865	24,928
PetSmart
PetSmart LLC	First Lien Secured Debt - Term Loan	S+385, 0.75% Floor	2/11/2028	9,650	9,653	9,520	(15)
S&S
S&S Holdings LLC	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	10/1/2031	42,865	42,298	42,021	(15)
Tailored Brands
The Men's Wearhouse, LLC	First Lien Secured Debt - Term Loan	S+650, 0.00% Floor	2/26/2029	85,479	83,472	85,656	(16)
Valvoline, Inc.
Valvoline, Inc.	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	3/19/2032	15,000	14,925	15,009	(8)(15)
		Total Specialty Retail			$372,360	$388,486

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)		Cost (34)	Fair Value (1)(35)
Technology Hardware, Storage & Peripherals
Biamp
Biamp	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	4/30/2030		$43,560	$42,792	$42,419	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	4/30/2030		—	(102)	(157)	(4)(5)(9)(12)(32)
						42,690	42,262
Citation Group
Rocket Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+475, 0.00% Floor	1/15/2032		£85,925	104,162	109,884	(3)(4)(8)(10)(18)
	First Lien Secured Debt - Delayed Draw	SONIA+475, 0.00% Floor	1/15/2032		£—	(180)	(195)	(3)(4)(5)(8)(10)(32)
						103,982	109,689
DTI
DTI Holdco, Inc.	First Lien Secured Debt - Term Loan	S+400, 0.75% Floor	4/26/2029		8,339	8,320	8,283	(15)
Forterro
Yellow Castle AB	First Lien Secured Debt - Term Loan	E+475 (Includes 7.47% PIK)	7/7/2029		€9,933	9,935	10,714	(3)(4)(8)(9)(21)
	First Lien Secured Debt - Term Loan	SARON+475 (Includes 5.46% PIK)	7/7/2029	₣	3,327	3,365	3,752	(3)(4)(8)(9)(22)
	First Lien Secured Debt - Term Loan	STIBOR+475 (Inlcudes 8.63% PIK)	7/7/2029	kr	35,257	3,289	3,499	(3)(4)(8)(9)(23)
	First Lien Secured Debt - Delayed Draw	E+475, 0.00% Floor	7/9/2029		€23,672	24,679	25,487	(3)(4)(8)(9)(21)(32)
						41,268	43,452
Instem
Ichor Management Limited	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	12/8/2029		9,162	8,972	8,704	(4)(8)(9)(17)
	First Lien Secured Debt - Delayed Draw	SONIA+550, 1.00% Floor	12/7/2029		£—	(38)	(199)	(3)(4)(5)(8)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	12/7/2029		1,477	1,816	1,812	(3)(4)(8)(9)(17)(32)
						10,750	10,317
Service Express
Victors Purchaser, LLC	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	8/15/2031		79,124	78,384	78,332	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	8/15/2031		4,091	3,965	3,902	(4)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	8/15/2031		—	(148)	(108)	(3)(4)(5)(12)(32)
						82,201	82,126
		Total Technology Hardware, Storage & Peripherals				$289,211	$296,129

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Textiles, Apparel & Luxury Goods
Authentic Brands
ABG Intermediate Holdings 2 LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	12/21/2028	$47,475	$47,339	$47,038	(15)
	First Lien Secured Debt - Delayed Draw	S+225, 0.00% Floor	2/13/2032	29,389	29,316	29,101	(15)
					76,655	76,139
Gruppo Florence
Made in Italy 2 S.P.A.	First Lien Secured Debt - Corporate Bond	E+675, 0.00% Floor	10/17/2030	€74,500	77,094	77,536	(3)(4)(8)(9)(20)
Iconix Brand Group
IBG Borrower LLC	First Lien Secured Debt - Term Loan	S+615, 1.00% Floor	8/22/2029	72,841	72,217	72,113	(4)(9)(16)
	First Lien Secured Debt - Term Loan	S+515, 1.00% Floor	8/22/2029	40,385	39,667	39,980	(4)(9)(16)
					111,884	112,093
		Total Textiles, Apparel & Luxury Goods			$265,633	$265,768

Trading Companies & Distributors
Foundation Building Materials
Foundation Building Materials, Inc.	First Lien Secured Debt - Term Loan	S+351, 0.50% Floor	1/31/2028	42,866	41,977	40,808	(16)
Meritus Gas Partners
MGP Holdings III Corp.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	3/1/2030	28,411	27,944	27,984	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	3/1/2030	6,071	5,943	5,893	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	3/1/2030	851	818	821	(4)(9)(12)(16)(32)
					34,705	34,698

ORS Nasco
WC ORS Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	8/7/2031	74,941	73,892	73,816	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/7/2031	6,370	6,227	6,154	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/7/2031	3,873	3,676	3,658	(4)(9)(12)(15)(32)
WC ORS Holdings, L.P.	Common Equity - Limited Partnership	N/A	N/A	90,443 Shares	90	98	(4)(9)(33)
					83,885	83,726
		Total Trading Companies & Distributors			$160,567	$159,232

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Transportation Infrastructure
Alliance Ground International
AGI-CFI Holdings, Inc.	First Lien Secured Debt - Term Loan	S+490, 0.75% Floor	6/11/2027	$16,998	$16,899	$16,913	(4)(16)
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	6/11/2027	1,134	1,128	1,128	(4)(16)
					18,027	18,041
Amey
Project Ardent Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+550, 0.00% Floor	11/12/2031	£163,000	203,837	206,344	(3)(4)(8)(10)(18)
GAT
GAT-Airline Ground Support Inc	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	5/9/2029	15,124	14,930	15,010	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	5/9/2029	948	928	931	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	P+550, 1.00% Floor	5/9/2029	238	209	220	(4)(9)(12)(24)(32)
					16,067	16,161
GSI
Geotechnical Merger Sub, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	10/15/2031	67,411	66,769	66,736	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	10/15/2031	3,745	3,610	3,495	(4)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/15/2031	3,121	3,033	3,027	(4)(12)(16)(32)
					73,412	73,258
		Total Transportation Infrastructure			$311,343	$313,804

		Total Investments before Cash Equivalents			$17,464,213	$17,428,014	(2)(6)(30)
Goldman Sachs Financial Square Government Fund Institutional		N/A	N/A	293,062	293,062	293,062	(7)
State Street Institutional U.S. Government Money Market Fund Opportunity		N/A	N/A	300,000	300,000	300,000	(7)
US Bank GCTS0095		N/A	N/A	31,914	31,914	31,914	(7)
		Total Investments after Cash Equivalents			$18,089,189	$18,052,990

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Derivative Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Footnote Reference
Interest rate swap (a)	6.90%	S+270	4/13/2029	$325,000	Note 5
Interest rate swap (a)	6.70%	S+280	7/29/2031	$300,000	Note 5
Interest rate swap (a)	4.02%	3-month SOFR	12/21/2025	$62,000	Note 5
Interest rate swap (a)	3.97%	3-month SOFR	1/19/2026	$38,000	Note 5
Interest rate swap (a)	3.67%	3-month SOFR	12/21/2027	$82,000	Note 5
Interest rate swap (a)	3.65%	3-month SOFR	1/19/2028	$18,000	Note 5
Interest rate swap (b)	7.02%	ESTR+372	9/28/2026	€90,000	Note 5
Interest rate swap (a)	6.90%	S+271	4/13/2029	$325,000	Note 5
Interest rate swap (a)	5.86%	S+267	4/13/2029	$350,000	Note 5
Interest rate swap (a)	6.70%	S+280	7/29/2031	$300,000	Note 5
Interest rate swap (a)	8.54%	S+418	9/28/2026	$226,000	Note 5
Interest rate swap (a)	8.62%	S+456	9/28/2028	$325,000	Note 5
Interest rate swap (a)	6.35%	S+239	7/29/2031	$400,000	Note 5
Interest rate swap (a)	6.55%	S+218	3/15/2032	$500,000	Note 5

Derivative Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Footnote Reference
Currency swap (c)	S+45.5	KRW-CD 91D	5/12/2026	$81,450	Note 5
Currency swap (c)	S+46.4	KRW-CD 91D	5/12/2026	$60,988	Note 5

(a) Bears interest at a rate determined by three-month SOFR (as defined below). The interest rate locked two business days prior to settlement of the interest rate swaps. The three-month SOFR is 4.29% on March 31, 2025.

(b) Bears interest at a rate determined by 1 day Euro Short Term Rate. The interest rate locked two business days prior to settlement of the interest rate swaps. The 1 day Euro Short Term Rate ("ESTRON") is 2.42% on March 31, 2025.

(c) Bears interest at a rate determined by SOFR and three-month Korean InterBank Offered Rate ("KORIBOR"). The interest rates locked two business days and one business day for SOFR and three-month KORIBOR, respectively, prior to settlement of the currency swaps. The SOFR and the three-month KORIBOR are 4.41% and 2.85%, respectively, on March 31, 2025.

Derivative Instrument	Settlement Date	Notional amount to be purchased		Notional amount to be sold		Footnote Reference
Foreign currency forward contract	6/18/2025		$106,505	A$	168,805	Note 5
Foreign currency forward contract	6/18/2025	A$	7,544		$4,766	Note 5
Foreign currency forward contract	6/18/2025		$14,780	C$	21,150	Note 5
Foreign currency forward contract	6/18/2025	C$	100		$70	Note 5
Foreign currency forward contract	6/18/2025		$5,266	₣	4,598	Note 5
Foreign currency forward contract	6/18/2025	₣	90		$103	Note 5
Foreign currency forward contract	6/18/2025		$1,110,319		€1,014,319	Note 5
Foreign currency forward contract	6/18/2025		$1,334,731		£1,031,819	Note 5
Foreign currency forward contract	6/18/2025		$15,282		¥2,245,645	Note 5
Foreign currency forward contract	6/18/2025		$3,732	kr	37,337	Note 5
Foreign currency forward contract	6/18/2025	kr	1,066		$107	Note 5

(1)
Fair value is determined in good faith by or under the direction of the Board of Trustees of the Company (the "Board") (See Note 2 to the consolidated financial statements).
(2)
Aggregate gross unrealized gain and loss for federal income tax purposes are $120,657 and $(176,371), respectively. Net unrealized gain is $(55,714) based on a total tax cost of $17,481,240.
(3)
Par amount is denominated in USD unless otherwise noted, British Pound (“£”), Australian Dollar (“A$”), Canadian Dollar ("C$"), European Euro (“€”), Japanese Yen (“¥”), Korean Won (“₩”), Swedish Krona (“kr”) and Swiss Franc (“₣”). Par amount represents funded commitments. See Note 32 in the Consolidated Schedule of Investments and Note 8 to the consolidated financial statements for further information on undrawn revolving and delayed draw loan commitments, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies.
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

March 31, 2025

(In thousands, except share data)

(6)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted.
(7)
This security is included in Cash and Cash Equivalents on the Consolidated Statements of Assets and Liabilities.
(8)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (the "1940 Act"). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of March 31, 2025, non-qualifying assets represented approximately 29.43% of the total assets of the Company.
(9)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so (see Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC).
(10)
All or a portion of these debt investments are not pledged as collateral under any of the Company's credit facilities (see Note 6 to the consolidated financial statements). For other debt investments that are pledged to the Company's credit facilities, a single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.
(11)
As of March 31, 2025, there were letters of credit issued and outstanding through the Company under this senior secured facility.
(12)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.
(13)
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
(14)
The interest rate on these loans is subject to SOFR, which as of March 31, 2025 was 4.41%.
(15)
The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2025 was 4.32%.
(16)
The interest rate on these loans is subject to 3 months SOFR, which as of March 31, 2025 was 4.29%.
(17)
The interest rate on these loans is subject to 6 months SOFR, which as of March 31, 2025 was 4.19%.
(18)
The interest rate on these loans is subject to SONIA, which as of March 31, 2025 was 4.46%.
(19)
The interest rate on these loans is subject to 3 months KORIBOR, which as of March 31, 2025 was 2.85%.
(20)
The interest rate on these loans is subject to 3 months EURIBOR, which as of March 31, 2025 was 2.34%.
(21)
The interest rate on these loans is subject to 6 months EURIBOR, which as of March 31, 2025 was 2.34%.
(22)
The interest rate on these loans is subject to Swiss Average Rate Overnight ("SARON"), which as of March 31, 2025 was 0.21%.
(23)
The interest rate on these loans is subject to 6 months Stockholm Interbank Offered Rate ("STIBOR"), which as of March 31, 2025 was 2.48%.
(24)
The interest rate on these loans is subject to Prime Rate, which as of March 31, 2025 was 7.50%.
(25)
The interest rate on this loan is subject to the 3 month Australia Bank Bill Swap Rate ("BBSW"), which as of March 31, 2025 was 4.13%.
(26)
The interest rate on these loans is subject to 1 month Canadian Overnight Repo Rate Average ("CORRA"), which as of March 31, 2025 was 2.72%.
(27)
The interest rate on these loans is subject to 3 month Japan Tokyo Overnight Average Rate ("TONAR"), which as of March 31, 2025 was 0.53%.
(28)
Loan was on non-accrual status as of March 31, 2025. Heubach Holdings USA LLC has a maturity date prior to the end of the current period. The portfolio company has filed for insolvency in certain jurisdictions and has begun a sales process for all or part of the portfolio company.
(29)
Treace Medical Concepts, Inc. is subject to an interest rate cap. The investment is capped at the lesser of stated interest rate and 3.00% plus the applicable margin.
(30)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of March 31, 2025, all of the Company's investments were non-controlled and non-affiliated.
(31)
These investments have a variable interest rate of SOFR + variable spread based on the terms of respective credit agreements.

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

(32) As of March 31, 2025, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
1475 Holdings, LLC	$1,071	$—	$1,071	$—	$—	$1,071
A&V Holdings Midco, LLC	57,227	—	57,227	—	—	57,227
Accela, Inc.	1,714	—	1,714	—	—	1,714
Accelerate360 Holdings, LLC	45,960	(24,956)	21,004	—	—	21,004
Accelevation LLC	5,769	(286)	5,483	—	—	5,483
Accession Risk Management Group, Inc.	20,362	—	20,362	—	—	20,362
Acentra Holdings, LLC (fka CNSI Holdings, LLC)	11,450	(1,067)	10,383	—	—	10,383
ACP Avenu Buyer, LLC	2,654	(238)	2,416	—	—	2,416
Actium Midco 3 (UK) Limited*	23,206	—	23,206	—	—	23,206
Advarra Holdings, Inc.	12,380	—	12,380	—	—	12,380
Alcresta Therapeutics Inc.	5,232	—	5,232	—	—	5,232
All Star Recruiting Locums, LLC	3,043	(326)	2,717	—	1,739	978
Altern Marketing, LLC	9,800	—	9,800	—	—	9,800
AMCP Clean Acqusition Company, LLC	17,290	—	17,290	—	—	17,290
American Restoration Holdings, LLC	17,511	(713)	16,798	—	—	16,798
Amika OpCo LLC (f/k/a Heat Makes Sense Shared Services, LLC)	1,617	—	1,617	—	—	1,617
Anaplan, Inc.	9,073	—	9,073	—	—	9,073
Artifact Bidco, Inc.	26,601	—	26,601	—	—	26,601
Associations Inc.	2,102	(803)	1,299	—	—	1,299
AVSC Holding Corp.	21,651	(1,732)	19,919	—	—	19,919
Azurite Intermediate Holdings, Inc.	7,325	—	7,325	—	—	7,325
BGIF IV Fearless Utility Services, Inc.	72,604	—	72,604	—	—	72,604
Biamp	6,000	—	6,000	—	—	6,000
Bingo Group Buyer, Inc.	7,433	(63)	7,370	—	—	7,370
Blitz 24-34 GmbH	7,097	—	7,097	—	—	7,097
Bullcave Limited	3,947	(2,105)	1,842	—	—	1,842
Cambrex Corp.	32,690	—	32,690	—	—	32,690
Camin Cargo Control Holdings, Inc.	9,462	(3,611)	5,851	—	—	5,851
Certinia Inc (FinancialForce.com)	4,039	—	4,039	—	—	4,039
Channelside AcquisitionCo, Inc. (fka Gruden Acquisition, Inc.)	8,464	—	8,464	—	—	8,464

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Chrysaor Bidco Sarl	$448	$—	$448	$—	$—	$448
CI (MG) GROUP, LLC	13,784	—	13,784	—	—	13,784
CI (Quercus) Intermediate Holdings, LLC	2,273	—	2,273	—	—	2,273
CircusTrix Holdings LLC	1,129	(806)	323	—	—	323
Coding Solutions Acquisition Inc	8,931	(3,006)	5,925	—	—	5,925
CohnReznick Advisory LLC	1,880	—	1,880	—	—	1,880
Coretrust Purchasing Group LLC (HPG Enterprises LLC)	12,632	—	12,632	—	—	12,632
Coupa Software Incorporated	8,716	—	8,716	—	—	8,716
CPI Buyer, LLC	3,546	—	3,546	—	—	3,546
Creek Parent, Inc.	29,103	—	29,103	—	—	29,103
Crete PA Holdco, LLC	26,744	—	26,744	—	—	26,744
Crewline Buyer, Inc.	4,365	—	4,365	—	—	4,365
CSC Holdings, LLC	100	(85)	15	—	—	15
Databricks, Inc.	27,627	—	27,627	—	—	27,627
Disco Parent, LLC	2,139	—	2,139	—	—	2,139
DRS Holdings III, Inc.	1,341	—	1,341	—	—	1,341
EAB Global, Inc.	7,500	—	7,500	—	—	7,500
Eagle Purchaser, Inc.	3,947	(3,947)	—	—	—	—
Eclipse Buyer, Inc.	5,809	—	5,809	—	—	5,809
EHC Holdings Holdco Limited*	27,902	—	27,902	—	—	27,902
Electron BidCo Inc. (dba ExamWorks)	27,000	—	27,000	—	—	27,000
Endor Purchaser, Inc.	12,531	—	12,531	—	—	12,531
ERC Topco Holdings, LLC	2,135	(1,494)	641	—	—	641
Esdec Solar Group B.V. (Enstall Group B.V.)*	1,142	—	1,142	—	1,142	—
Everbridge Holdings, LLC	15,493	—	15,493	—	—	15,493
Evergreen IX Borrower 2023, LLC	10,071	—	10,071	—	—	10,071
Evoriel*	16,154	—	16,154	—	—	16,154
ExactCare Parent, Inc.	4,426	—	4,426	—	—	4,426
Excelligence Learning Corporation	13,562	(7,459)	6,103	—	—	6,103
Financiere Astek*	6,649	—	6,649	—	—	6,649

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
G Treasury SS LLC	$6,929	$(357)	$6,572	$—	$—	$6,572
G&A Partners Holding Company II, LLC	6,831	—	6,831	—	—	6,831
Galway Borrower LLC	6,173	(980)	5,193	—	—	5,193
Gannett Holdings, LLC	12,610	—	12,610	—	—	12,610
GAT-Airline Ground Support Inc	3,810	(238)	3,572	—	—	3,572
Gateway US Holdings, Inc.	6,929	—	6,929	—	—	6,929
GC Waves Holdings, Inc.	25,256	—	25,256	—	—	25,256
Genius Bidco LLC	2,861	(155)	2,706	—	—	2,706
Geotechnical Merger Sub, Inc.	30,584	(3,121)	27,463	—	—	27,463
Goldeneye Parent, LLC	12,774	—	12,774	—	—	12,774
Green Grass Foods, Inc.	1,250	—	1,250	—	—	1,250
Hanger, Inc.	2,036	—	2,036	—	—	2,036
HEF Safety Ultimate Holdings, LLC	4,355	(687)	3,668	—	—	3,668
Heritage Environmental Services, Inc.	19,444	—	19,444	—	—	19,444
Higginbotham Insurance Agency, Inc.	13,413	—	13,413	—	—	13,413
Howardsimon LLC	21,247	—	21,247	—	—	21,247
Hyperion Refinance Sarl	154,000	—	154,000	—	—	154,000
Ichor Management Limited*	5,882	(1,908)	3,974	—	3,974	—
International Schools Partnership Limited*	109,338	—	109,338	—	—	109,338
Investment Company 24 Bidco Limited*	11,557	—	11,557	—	—	11,557
IOTA Holdings 3	8,250	(116)	8,134	—	—	8,134
IQN Holding Corp.	5,134	(2,909)	2,225	—	—	2,225
Ironhorse Purchaser, LLC	1,932	(72)	1,860	—	1,449	411
IW Buyer LLC	3,146	—	3,146	—	—	3,146
Janus Bidco Limited*	20,482	—	20,482	—	—	20,482
Jazz AH Holdco, LLC	800	(380)	420	—	—	420
Jensen Hughes, Inc	35,946	—	35,946	—	—	35,946
K Hovnanian Enterprises Inc	70,000	(34,720)	35,280	—	—	35,280
Kaman Corp	3,621	—	3,621	—	—	3,621
Kaseya Inc	2,500	—	2,500	—	—	2,500

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Legends Hospitality Holding Company, LLC	$17,291	$(5,360)	$11,931	$—	$—	$11,931
Lotus Topco Inc.	8,235	—	8,235	—	—	8,235
M&M OPCO, LLC	238	—	238	—	—	238
Madonna Bidco Limited*	6,091	—	6,091	—	—	6,091
Megavolt Borrower, LLC	3,750	(900)	2,850	—	—	2,850
MetaTiedot Midco S.à r.l.*	11,681		11,681	—	—	11,681
MGP Holdings III Corp.	7,748	(851)	6,897	—	—	6,897
Mobile Communications America, Inc.	3,293		3,293	—	—	3,293
Mount Olympus Bidco Limited	1,097	—	1,097	—	—	1,097
North Haven RI Buyer, LLC	8,657	(350)	8,307	—	—	8,307
Novotech SG Holdings Pte. Ltd./ Novotech Aus Bidco Pty Ltd/Novotech Holdings USA LLC	6,643	—	6,643	—	—	6,643
NPPI Buyer, LLC	9,211	(553)	8,658	—	—	8,658
Olympus Terminals Holdco II LLC	22,000	—	22,000	—	—	22,000
OMH-Healthedge Holdings, Inc.	11,729	—	11,729	—	—	11,729
One Silver Serve, LLC	11,199	(3,312)	7,887	—	—	7,887
Orthrus Ltd*	10,761	—	10,761	—	—	10,761
Pai Middle Tier, LLC	5,250	—	5,250	—	—	5,250
Parfums Holding Company, Inc.	10,268	—	10,268	—	—	10,268
PARS Group LLC	952	—	952	—	952	—
Patriot Foods Buyer, Inc.	3,416	—	3,416	—	—	3,416
Patriot Growth Insurance Services, LLC	4,087	(1,156)	2,931	—	—	2,931
Pave America Interco, LLC (f/k/a Pavement Partners Interco, LLC)	14,191	(1,813)	12,378	—	—	12,378
Phoenix YW Buyer, Inc.	1,705	—	1,705	—	—	1,705
Ping Identity Holding Corp.	3,868	—	3,868	—	—	3,868
PMA Parent Holdings, LLC	987	—	987	—	—	987
Poly-Wood, LLC	46,091	(6,760)	39,331	—	—	39,331
PPL Acquisition LLC	1,000	—	1,000	—	—	1,000
Project Hedgehog	82,500	—	82,500	—	—	82,500
Protein For Pets Opco, LLC	4,717	—	4,717	—	—	4,717
QBS Parent, Inc.	13,371	—	13,371	—	—	13,371

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
R.F. Fager Company, LLC	$1,875	$(52)	$1,823	$—	$—	$1,823
Rarebreed Veterinary Partners, Inc.	27,616	—	27,616	—	—	27,616
Reliable Doors, LLC	1,562	(114)	1,448	—	—	1,448
Rialto Management Group, LLC	2,433	—	2,433	—	—	2,433
RoC Holdco LLC	4,390	—	4,390	—	—	4,390
Rochester Midland Corporation	17,571	—	17,571	—	—	17,571
Rocket Bidco Limited*	19,473	—	19,473	—	19,473	—
Ruler Bidco S.A R.L.*	5,680	—	5,680	—	—	5,680
Runway Bidco, LLC	62,292	—	62,292	—	—	62,292
SG Acquisition, Inc.	5,757	—	5,757	—	—	5,757
Sigma Irish Acquico Limited	24,633	—	24,633	—	—	24,633
Smith Topco, Inc.	1,692	—	1,692	—	—	1,692
Space Finco, Inc.	27,000	—	27,000	—	—	27,000
Spark Purchaser, Inc.	1,351	—	1,351	—	—	1,351
Spruce Bidco II Inc.	26,335	—	26,335	—	—	26,335
SumUp Holdings Luxembourg S.a.r.l.*	10,813	—	10,813	—	—	10,813
TerSera Therapeutics LLC	1,395	—	1,395	—	—	1,395
Thg Acquisition, LLC	29,716	(458)	29,258	—	—	29,258
Traffic Management Solutions, LLC	1,583	—	1,583	—	—	1,583
Treace Medical Concepts, Inc.	5,875	(200)	5,675	—	4,375	1,300
Trench Plate Rental Co.	4,545	(4,114)	431	—	—	431
Truck-Lite Co., LLC	21,760	(1,067)	20,693	—	—	20,693
Truist Insurance Holdings, LLC	24,868	(3,175)	21,693	—	—	21,693
TS Investors, LLC	4,125		4,125	—	—	4,125
TZ Buyer LLC	606	(394)	212	—	—	212
Uniguest Holdings, Inc	23,349	—	23,349	—	—	23,349
USA DeBusk LLC	6,015	(1,221)	4,794	—	—	4,794
Vamos Bidco, Inc.	36,199	—	36,199	—	—	36,199
Vensure Employer Services, Inc.	26,753	—	26,753	—	—	26,753
Victors Purchaser, LLC	25,534	—	25,534	—	—	25,534

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Village Pet Care, LLC	$3,400	$(365)	$3,035	$—	$—	$3,035
Violin Finco Guernsey Limited*	6,874	—	6,874	—	—	6,874
Volunteer AcquisitionCo, LLC	758	—	758	—	—	758
Vybond Buyer, LLC	14,000	—	14,000	—	—	14,000
WC ORS Buyer, Inc.	22,323	(3,873)	18,450	—	—	18,450
WH BorrowerCo, LLC	14,662	(1,049)	13,613	—	10,150	3,462
Yellow Castle AB*	18,210	—	18,210	—	—	18,210
Zafin Labs Americas Incorporated	2,500	—	2,500	—	—	2,500
Zendesk, Inc.	50,138	—	50,138	—	—	50,138
Zeus Company LLC	14,074	—	14,074	—	—	14,074
Total	$2,294,705	$(135,476)	$2,159,229	$—	$43,254	$2,115,975

* These investments are in a foreign currency and the total commitment has been converted to USD using the March 31, 2025 exchange rate.

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

(33) Securities that are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2025, the aggregate fair value of these securities is $7,449 or 0.1% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Security Type	Acquisition Date
Alcresta Holdings, LP	Preferred Equity - Preferred Stocks	3/12/2024
Alcresta Holdings, LP	Common Equity - Equity Unit	3/12/2024
Eclipse Topco, Inc.	Preferred Equity - Preferred Stocks	9/6/2024
Ergotron Investments, LLC	Common Equity - Equity Unit	7/6/2022
Fortis Fire & Safety Holdings LP	Common Equity - Equity Unit	7/21/2023
Genius Bidco LLC	Common Equity - Equity Unit	5/1/2024
HIG Intermediate, Inc.	Preferred Equity - Cumulative Preferred	12/10/2024
Ishtar Co-Invest-B LP	Common Equity - Stock	7/1/2022
Nutpods Holdings, Inc.	Common Equity - Stock	12/26/2023
Oshun Co-Invest-B LP	Common Equity - Stock	7/1/2022
PAI Co-Investor FT Aggregator LLC	Common Equity - Stock	2/13/2025
PPL Equity LP	Preferred Equity - Preferred Stocks	7/1/2022
PPL Equity LP	Preferred Equity - Equity Unit	7/1/2022
RMC Topco LLC	Common Equity - Equity Unit	8/1/2023
Space Parent, LP	Common Equity - Stock	2/5/2025
Space Parent, LP	Preferred Equity - Preferred Stocks	2/5/2025
Tailwind Fire Flow Investor, LP	Common Equity - Membership Interest	6/28/2024
Trench Safety Solutions Holdings, LLC	Common Equity - Equity Unit	4/29/2022
TZ Parent LLC	Common Equity - Equity Unit	8/12/2022
WC ORS Holdings, L.P.	Common Equity - Limited Partnership	8/7/2024

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

(34) The following shows the composition of the Company’s portfolio at cost by investment type and industry as of March 31, 2025:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total
Aerospace & Defense	$302,515	$—	$—	$—	$—	$302,515
Automobile Components	182,782	—	—	—	—	182,782
Banks	20,025	—	—	—	—	20,025
Beverages	25,871	—	—	—	—	25,871
Building Products	236,024	—	—	—	—	236,024
Capital Markets	328,852	—	—	—	—	328,852
Chemicals	93,041	—	—	—	100	93,141
Commercial Services & Supplies	1,187,247	—	—	—	—	1,187,247
Communications Equipment	260,028	36,810	—	—	—	296,838
Construction & Engineering	347,550	—	—	—	151	347,701
Construction Materials	59,047	—	—	—	—	59,047
Consumer Finance	74,763	—	—	—	—	74,763
Consumer Staples Distribution & Retail	321,542	3,343	—	—	—	324,885
Containers & Packaging	290,331	—	—	—	—	290,331
Diversified Consumer Services	461,260	—	—	—	—	461,260
Diversified Telecommunication Services	189,930	—	—	—	—	189,930
Electric Utilities	192,010	—	—	—	—	192,010
Electrical Equipment	115,762	—	—	—	—	115,762
Electronic Equipment, Instruments & Components	30,358	—	—	—	—	30,358
Energy Equipment & Services	34,046	—	—	—	—	34,046
Entertainment	155,677	—	—	—	—	155,677
Financial Services	1,278,845	—	—	5,940	—	1,284,785
Food Products	9,979	—	—	—	125	10,104
Ground Transportation	112,852	—	—	—	—	112,852
Health Care Equipment & Supplies	351,311	—	—	—	—	351,311
Health Care Providers & Services	1,023,668	—	—	—	—	1,023,668
Health Care Technology	281,526	—	—	—	—	281,526
Hotels, Restaurants & Leisure	883,678	—	16,274	—	—	899,952
Household Durables	176,117	—	—	—	—	176,117
Household Products	107,971	—	—	—	100	108,071
Independent Power & Renewable Electricity Producers	99,690	—	—	—	—	99,690
Industrial Conglomerates	—	—	—	—	90	90
Insurance	930,384	—	—	49	—	930,433
Interactive Media & Services	105,833	—	—	—	—	105,833
IT Services	263,646	—	—	—	77	263,723
Leisure Products	199,105	—	—	—	—	199,105
Life Sciences Tools & Services	311,917	—	—	—	—	311,917
Machinery	302,493	—	—	—	—	302,493
Media	448,047	—	—	—	—	448,047
Oil, Gas & Consumable Fuels	68,465	—	—	—	—	68,465
Paper & Forest Products	19,706	—	—	—	—	19,706
Personal Care Products	284,354	—	—	—	33	284,387
Pharmaceuticals	371,592	—	—	215	102	371,909
Professional Services	945,751	—	—	100	—	945,851
Real Estate Management & Development	132,132	—	—	—	—	132,132
Software	2,383,867	—	—	—	—	2,383,867

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total
Specialty Retail	$372,360	$—	$—	$—	$—	$372,360
Technology Hardware, Storage & Peripherals	289,211	—	—	—	—	289,211
Textiles, Apparel & Luxury Goods	265,633	—	—	—	—	265,633
Trading Companies & Distributors	160,477	—	—	—	90	160,567
Transportation Infrastructure	311,343	—	—	—	—	311,343
Total	$17,400,614	$40,153	$16,274	$6,304	$868	$17,464,213

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

(35) The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of March 31, 2025:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total	% of Net Assets
Aerospace & Defense	$303,037	$—	$—	$—	$—	$303,037	2.7%
Automobile Components	184,604	—	—	—	—	184,604	1.6%
Banks	19,888	—	—	—	—	19,888	0.2%
Beverages	26,081	—	—	—	—	26,081	0.2%
Building Products	233,204	—	—	—	—	233,204	2.1%
Capital Markets	330,144	—	—	—	—	330,144	2.9%
Chemicals	79,094	—	—	—	143	79,237	0.7%
Commercial Services & Supplies	1,171,594	—	—	—	—	1,171,594	10.3%
Communications Equipment	251,813	212	—	—	—	252,025	2.2%
Construction & Engineering	348,213	—	—	—	144	348,357	3.1%
Construction Materials	58,792	—	—	—	—	58,792	0.5%
Consumer Finance	76,488	—	—	—	—	76,488	0.7%
Consumer Staples Distribution & Retail	331,029	3,250	—	—	—	334,279	2.9%
Containers & Packaging	286,375	—	—	—	—	286,375	2.5%
Diversified Consumer Services	455,898	—	—	—	—	455,898	4.0%
Diversified Telecommunication Services	189,938	—	—	—	—	189,938	1.7%
Electric Utilities	191,599	—	—	—	—	191,599	1.7%
Electrical Equipment	115,744	—	—	—	—	115,744	1.0%
Electronic Equipment, Instruments & Components	30,325	—	—	—	—	30,325	0.3%
Energy Equipment & Services	34,442	—	—	—	—	34,442	0.3%
Entertainment	157,055	—	—	—	—	157,055	1.4%
Financial Services	1,288,929	—	—	6,167	—	1,295,096	11.4%
Food Products	10,094	—	—	—	149	10,243	0.1%
Ground Transportation	110,671	—	—	—	—	110,671	1.0%
Health Care Equipment & Supplies	353,098	—	—	—	—	353,098	3.1%
Health Care Providers & Services	1,000,193	—	—	—	—	1,000,193	8.8%
Health Care Technology	280,422	—	—	—	—	280,422	2.5%
Hotels, Restaurants & Leisure	883,999	—	16,498	—	—	900,497	7.9%
Household Durables	179,586	—	—	—	—	179,586	1.6%
Household Products	108,194	—	—	—	172	108,366	1.0%
Independent Power & Renewable Electricity Producers	84,553	—	—	—	—	84,553	0.7%
Industrial Conglomerates	—	—	—	—	57	57	0.0%
Insurance	933,635	—	—	49	—	933,684	8.2%
Interactive Media & Services	106,835	—	—	—	—	106,835	0.9%
IT Services	265,913	—	—	—	66	265,979	2.3%
Leisure Products	200,934	—	—	—	—	200,934	1.8%
Life Sciences Tools & Services	311,902	—	—	—	—	311,902	2.7%
Machinery	304,114	—	—	—	—	304,114	2.7%
Media	446,999	—	—	—	—	446,999	3.9%
Oil, Gas & Consumable Fuels	68,209	—	—	—	—	68,209	0.6%
Paper & Forest Products	19,700	—	—	—	—	19,700	0.2%
Personal Care Products	285,533	—	—	—	—	285,533	2.5%
Pharmaceuticals	376,114	—	—	226	137	376,477	3.3%
Professional Services	952,556	—	—	41	—	952,597	8.4%
Real Estate Management & Development	134,767	—	—	—	—	134,767	1.2%
Software	2,394,977	—	—	—	—	2,394,977	21.0%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total	% of Net Assets
Specialty Retail	$388,486	$—	$—	$—	$—	$388,486	3.4%
Technology Hardware, Storage & Peripherals	296,129	—	—	—	—	296,129	2.6%
Textiles, Apparel & Luxury Goods	265,768	—	—	—	—	265,768	2.3%
Trading Companies & Distributors	159,134	—	—	—	98	159,232	1.4%
Transportation Infrastructure	313,804	—	—	—	—	313,804	2.8%
Total	$17,400,605	$3,462	$16,498	$6,483	$966	$17,428,014	153.3%
% of Net Assets	153.1%	0.0%	0.1%	0.1%	0.0%	153.3%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of March 31, 2025
Software	13.9%
Financial Services	7.4%
Commercial Services & Supplies	6.7%
Health Care Providers & Services	5.7%
Professional Services	5.5%
Insurance	5.4%
Hotels, Restaurants & Leisure	5.2%
Diversified Consumer Services	2.6%
Media	2.6%
Pharmaceuticals	2.2%
Specialty Retail	2.2%
Construction & Engineering	2.0%
Health Care Equipment & Supplies	2.0%
Capital Markets	1.9%
Consumer Staples Distribution & Retail	1.9%
Life Sciences Tools & Services	1.8%
Transportation Infrastructure	1.8%
Aerospace & Defense	1.7%
Machinery	1.7%
Technology Hardware, Storage & Peripherals	1.7%
Personal Care Products	1.6%
Containers & Packaging	1.6%
Health Care Technology	1.6%
IT Services	1.5%
Textiles, Apparel & Luxury Goods	1.5%
Communications Equipment	1.4%
Building Products	1.3%
Leisure Products	1.2%
Automobile Components	1.1%
Diversified Telecommunication Services	1.1%
Electric Utilities	1.1%
Household Durables	1.0%
Entertainment	0.9%
Trading Companies & Distributors	0.9%
Real Estate Management & Development	0.8%
Electrical Equipment	0.7%
Ground Transportation	0.6%
Household Products	0.6%
Interactive Media & Services	0.6%
Chemicals	0.5%
Independent Power & Renewable Electricity Producers	0.5%
Consumer Finance	0.4%
Oil, Gas & Consumable Fuels	0.4%
Construction Materials	0.3%
Electronic Equipment, Instruments & Components	0.2%
Energy Equipment & Services	0.2%
Banks	0.1%
Beverages	0.1%
Food Products	0.1%
Paper & Forest Products	0.1%
Industrial Conglomerates	0.0%
100.0%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(In thousands, except share data)

Geographic Region	Percentage of Total Investments (at Fair Value) as of March 31, 2025
United States	78.5%
United Kingdom	9.9%
Europe	9.6%
Canada	0.8%
Australia	0.6%
Asia	0.3%
Caribbean	0.3%

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

(c) Bears interest at a rate determined by SOFR and three-month Korean InterBank Offered Rate ("KORIBOR"). The interest rates locked two business days and one business day for SOFR and three-month KORIBOR, respectively, prior to settlement of the currency swaps. The SOFR and the three-month KORIBOR are 4.49% and 3.36%, respectively, on December 31, 2024.

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

(In thousands, except share data)

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

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

(31) Securities that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2024, the aggregate fair value of these securities is $7,260 or 0.1% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

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

(In thousands, except share data)

Geographic Region	December 31, 2024
United States	78.9%
United Kingdom	10.2%
Europe	9.0%
Australia	0.7%
Canada	0.7%
Asia	0.3%
Caribbean	0.2%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1. Organization

Apollo Debt Solutions BDC (the “Company,” “ADS,” “we,” “us” or “our”), a Delaware statutory trust formed on December 4, 2020, is a closed-end, externally managed, diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has elected to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”), as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Apollo Credit Management, LLC (the “Adviser”) is our investment adviser and is an affiliate of Apollo Global Management, Inc. and its consolidated subsidiaries (“AGM” or “Apollo” ). The Adviser, subject to the overall supervision of our Board of Trustees (the "Board"), manages the day-to-day operations of the Company and provides investment advisory services to the Company.

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

These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

As of March 31, 2025, the Company's consolidated subsidiaries were Cardinal Funding LLC, Mallard Funding LLC, Grouse Funding LLC, Bluejay Funding LLC, Barn Owl Funding LLC, ADS CLO 1 LLC, ADS Lender LLC, ADS Apollonia SPV LLC, ADS Holdings (Lux) S.à.r.l. and ADS Aoide SPV LLC.

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

Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of March 31, 2025 and December 31, 2024 were $1,001,175 and $392,894, respectively, of which $624,976 and $154,584, respectively, were held in money market funds.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the three months ended March 31, 2025, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Interest Rate Swaps

The Company uses interest rate swaps to hedge some or all of the Company's fixed rate debt. The Company has designated each interest rate swap held as the hedging instrument in an effective hedge accounting relationship, and therefore the periodic payments and receipts are recognized as components of interest expense in the Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as an other asset or other liability on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt. Any amounts paid to the counterparty to cover collateral obligations under the terms of the interest rate swap agreement are included in other assets or other liabilities and expenses on the Company's Consolidated Statements of Assets and Liabilities. Please see Note 5 to the Company's Consolidated Financial Statements for additional details.

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

As of March 31, 2025, 0.8% of total investments at amortized cost, or 0.2% of total investments at fair value, were on non-accrual status. As of December 31, 2024, 0.6% of total investments at amortized cost, or 0.2% of total investments at fair value, were on non-accrual status.

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

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its shareholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to shareholders through March 31, 2025 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file Form 1099s for the tax year ending December 31, 2025. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to shareholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of March 31, 2025, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

Note 3. Agreements and Related Party Transactions

Advisory Agreement

On July 22, 2021, the Company entered into an advisory agreement (the “Initial Advisory Agreement”) with the Adviser, pursuant to which the Adviser will manage the Company on a day-to-day basis. The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Company’s investments and monitoring its investments and portfolio companies on an ongoing basis.

On March 14, 2024, the Company and the Adviser entered into an amended and restated investment advisory agreement (the “Second Amended and Restated Advisory Agreement”), which amended and restated the Initial Advisory Agreement. The Second Amended and Restated Advisory Agreement altered the Initial Advisory Agreement by removing certain “sunset” provisions that previously stated that certain requirements of the North American Securities Administrators Association ("NASAA") Omnibus Guidelines would no longer apply if the Company's shares become covered securities within the meaning of Section 18 of the Securities Act of 1933, as amended, clarified that the Adviser would be responsible for any fees incurred if the Adviser terminated the Second Amended and Restated Advisory Agreement and amended certain provisions to clarify compliance with NASAA Omnibus Guidelines. No other changes were made to the Initial Advisory Agreement.

On March 13, 2025, the Company and the Adviser entered into an amended and restated advisory agreement (the “Third Amended and Restated Advisory Agreement” and, together with the Initial Advisory Agreement and Second Amended and Restated Advisory Agreement, the "Advisory Agreement"), which amended and restated the Second Amended and Restated Advisory Agreement. The Third Amended and Restated Advisory Agreement alters the Second Amended and Restated Advisory Agreement by revising the indemnification provisions. No other changes were made to the Second Amended and Restated Advisory Agreement.

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

For the three months ended March 31, 2025 and 2024, the Company recognized $33,416 and $15,337, respectively, of management fees.

For the three months ended March 31, 2025 and 2024, the Company recognized $32,564 and $18,815, respectively, of incentive fees based on income and ($915) and $1,060, respectively, of incentive fees based on cumulative net realized gains/(losses).

As of March 31, 2025 and December 31, 2024, management and performance-based incentive fees payable were $44,832 and $10,204.

Fees From Affiliates

From time-to-time various affiliates of Adviser are involved in transactions whereby certain fees, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution” services) are earned and rebated back to the Company. These fees are accounted for as "Other Income" in the Consolidated Statements of Operations. For the three months ended March 31, 2025 the Company received $5,666 in fee rebates from affiliates related to Capital Solution services. For the three months ended March 31, 2024 the Company received $3,002 in fee rebates from affiliates related to Capital Solution services.

Administration Agreement

On July 22, 2021, the Company entered into an Administration Agreement (the “Initial Administration Agreement”) with the Administrator. On March 13, 2025, the Company and the Administrator entered into an amended and restated administration agreement (the “Amended and Restated Administration" and, together with the Initial Administration Agreement, the "Administration Agreement"), which amended and restated the Initial Administration Agreement. The Amended and Restated Administration Agreement alters the Initial Administration Agreement by revising the reimbursement and indemnification provisions. No other changes were made to the Initial Administration Agreement. Under the terms of the Administration Agreement, the Administrator will provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of net asset value (“NAV”), compliance monitoring (including diligence and oversight of other service providers), preparing reports to shareholders and reports filed with the Securities and Exchange Commission (the “SEC”), preparing materials and coordinating meetings of the Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of AGM or any of its affiliates, subject to the limitations described in Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed by such affiliate or third party. The Administrator hired a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.

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

The Company will cease paying the distribution and/or shareholder servicing fees on the Class S shares and Class D shares on the earlier to occur of the following: (i) a listing of Class I shares, (ii) a merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of the Company’s assets or (iii) the date following the completion of the primary portion of our offering on which, in the aggregate, underwriting compensation from all sources in connection with the offering, including the distribution and/or shareholder servicing fees and other underwriting compensation, is equal to 10% of the gross proceeds from the primary offering. In addition, the Company will cease paying the distribution and/or shareholder servicing fees on any Class S shares and Class D shares in a shareholder’s account at the end of the month in which the Intermediary Manager in conjunction with the transfer agent determines that total brokerage commissions and distribution and/or shareholder servicing fees paid with respect to any such shares held by such shareholder within such account would exceed, in the aggregate, 10% of the gross proceeds from the sale of such shares. At the end of such month, such Class S shares or Class D shares will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV as such share.

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

For the three months ended March 31, 2025, the Company accrued distribution and shareholder servicing fees of $4,699 attributable to Class S shares, and $6 attributable to Class D shares.

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

Co-Investment Activity

An affiliate of the Adviser has received an exemptive order from the SEC on January 14, 2025 (the "Order"), that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Certain types of negotiated co-investments may be made only in accordance with the Order from the SEC permitting us to do so. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent trustees must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our shareholders and is consistent with our Board's approved criteria. In certain situations where co-investment with one or more funds managed by the Adviser or its affiliates is not covered by the Order, the personnel of the Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on allocation policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Order is subject to certain terms and conditions so there can be no assurance that we will be permitted to co-invest with certain of our affiliates other than in the circumstances currently permitted by regulatory guidance and the Order.

As of March 31, 2025, the Company’s co-investment holdings were 43.2% of the portfolio or $7,532,082, measured at fair value. On a cost basis, 42.9% of the portfolio or $7,498,254 were co-investments.

As of December 31, 2024, the Company’s co-investment holdings were 48.6% of the portfolio or $7,068,425, measured at fair value. On a cost basis, 48.5% of the portfolio or $7,082,039 were co-investments.

Note 4. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investments as of March 31, 2025, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$17,400,614	$17,400,605	$—	$4,623,802	$12,776,803
Second Lien Secured Debt	40,153	3,462	—	—	3,462
Unsecured Debt	16,274	16,498	—	16,498	—
Common Equity/Interests	868	966	—	—	966
Preferred Equity	6,304	6,483	—	—	6,483
Total Investments before Cash Equivalents	$17,464,213	$17,428,014	$—	$4,640,300	$12,787,714
Total Cash Equivalents	$624,976	$624,976	$624,976	$—	$—
Total Investments after Cash Equivalents	$18,089,189	$18,052,990	$624,976	$4,640,300	$12,787,714
Currency swaps	$—	$10,157	$—	$10,157	$—
Interest rate swaps	—	37,605	—	37,605	—
Foreign currency forward transactions	—	9,005	—	9,005	—
Total Assets and Liabilities at Fair Value	$18,089,189	$18,109,757	$624,976	$4,697,067	$12,787,714

The following table shows the composition of our investments as of December 31, 2024, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$14,565,460	$14,542,450	$—	$3,350,919	$11,191,531
Second Lien Secured Debt	36,810	5,723	—	—	5,723
Unsecured Debt	96	103	—	103	—
Common Equity/Interests	766	832	—	—	832
Preferred Equity	6,206	6,427	—	—	6,427
Total Investments before Cash Equivalents	$14,609,338	$14,555,535	$—	$3,351,022	$11,204,513
Money Market Fund	$154,584	$154,584	$154,584	$—	$—
Total Cash Equivalents	$154,584	$154,584	$154,584	$—	$—
Total Investments after Cash Equivalents	$14,763,922	$14,710,119	$154,584	$3,351,022	$11,204,513
Currency swaps	$—	$11,740	$—	$11,740	$—
Interest rate swaps	$—	(22,459)	—	(22,459)	—
Foreign currency forward transactions	—	34,954	—	34,954	—
Total Assets and Liabilities at Fair Value	$14,763,922	$14,722,614	$154,584	$3,363,517	$11,204,513

The following table shows changes in the fair value of our Level 3 investments during the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Common Equity/Interests	Preferred Equity	Total
Fair value as of December 31, 2024	$11,191,529	$5,723	$—	$833	$6,428	$11,204,513
Net realized gains (losses)	4,275	—	—	—	—	4,275
Net change in unrealized gains (losses)	67,227	(5,605)	—	(5)	(6)	61,611
Net amortization on investments	7,547	—	—	—	—	7,547
Purchases, including capitalized PIK (3)	2,600,352	3,343	—	138	62	2,603,895
Sales (3)	(628,681)	—	—	—	—	(628,681)
Transfers out of Level 3 (1)	(465,446)	—	—	—	—	(465,446)
Transfers into Level 3 (1)	—	—	—	—	—	—
Fair value as of March 31, 2025	$12,776,803	$3,462	$—	$966	$6,483	$12,787,714

Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2025	$46,688	$(5,605)	$—	$(5)	$(6)	$41,072

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
(2)
Includes unfunded commitments measured at fair value of $(19,249).
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

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of March 31, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2025 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range			Weighted Average (1)
First Lien Secured Debt	$11,191,223	Discounted Cash Flow	Discount Rate	6.4%	-	29.1%	9.8%
	1,558,686	Transactional Value	Cost	N/A		N/A	N/A
	15,947	Asset Recoverability	Recoverability %	0.0%	-	62.0%	35.1%
	78	Single Broker Quote	Single Broker Quote	N/A		N/A	N/A
	10,869	Market Comparable Technique	Comparable Multiple	5.8x	-	7.8x	6.9x
Second Lien Secured Debt	3,250	Transactional Value	Cost	N/A		N/A	N/A
	212	Market Comparable Technique	Comparable Multiple	5.8x	-	5.8x	5.8x

Common Equity/Interests	755	Market Comparable Technique	Comparable Multiple	8.0x	-	19.8x	11.1x
	211	Transactional Value	Cost	N/A		N/A	N/A
Preferred Equity	90	Transactional Value	Cost	N/A		N/A	N/A
	6,344	Market Comparable Technique	Comparable Multiple	1.2x	-	17.5x	17.2x
	49	Discounted Cash Flow	Discount Rate	12.1%		12.1%	12.1%
(1)
The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment. For the commodity price unobservable input, the weighted average price is an undiscounted price based upon the estimated production level from the underlying reserves.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2024 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range			Weighted Average (1)
First Lien Secured Debt	9,424,822	Discounted Cash Flow	Discount Rate	6.6%	-	21.5%	9.8%
	1,741,796	Transactional Value	Cost	N/A		N/A	N/A
	24,840	Asset Recoverability	Recoverability %	0.0%	-	88.5%	52.0%
	73	Single Broker Quote	Single Broker Quote	N/A		N/A	N/A
Second Lien Secured Debt	5,723	Asset Recoverability	Recoverability %	20.8%	-	20.8%	20.8%
Common Equity/Interests	832	Market Comparable Technique	Comparable Multiple	8.0x	-	20.0x	10.9x
Preferred Equity	6,378	Market Comparable Technique	Comparable Multiple	0.1x	-	17.8x	0.7x
	49	Transactional Value	Cost	N/A		N/A	N/A
Total Level 3 Investments	$11,204,513
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

Investment Transactions

For the three months ended March 31, 2025 and 2024, purchases of investments on a trade date basis were $4,130,849 and $2,181,765, respectively.

For the three months ended March 31, 2025 and 2024, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $1,305,052 and $458,110, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three months ended March 31, 2025 and 2024, PIK income earned was $5,278 and $5,205, respectively.

The following table shows the change in capitalized PIK balance for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
PIK balance at beginning of period	$32,549	$13,026
PIK income capitalized	5,262	6,460
Adjustments due to investments exited or written off	—	—
PIK income received in cash	—	—
PIK balance at end of period	$37,811	$19,485

Note 5. Derivative Instruments

In the normal course of business, the Company enters into derivative financial instruments to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures.

Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2025:

Counterparty	Notional amount to be purchased		Notional amount to be sold		Settlement Date	Fair Value*	Balance Sheet Location of Net Amounts
BNP Paribas SA		$3,478	C$	4,970	6/18/2025	$8	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas SA	₣	90		$103	6/18/2025	$(0)	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas SA		$22,889		€20,988	6/18/2025	$70	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas SA		$3,670		£2,840	6/18/2025	$2	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International		$6,185		€5,670	6/18/2025	$20	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International		$2,459		£1,900	6/18/2025	$4	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International		$3,586		¥528,530	6/18/2025	$24	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC	A$	7,544		$4,766	6/18/2025	$(39)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$11,301	C$	16,180	6/18/2025	$9	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$498,137		€456,340	6/18/2025	$1,878	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$157,637		£121,758	6/18/2025	$282	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$11,696		¥1,717,115	6/18/2025	$116	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC	kr	1,066		$107	6/18/2025	$(0)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$106,505	A$	168,805	6/18/2025	$773	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$5,266	₣	4,598	6/18/2025	$15	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$72,318		€65,920	6/18/2025	$554	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$437,540		£338,251	6/18/2025	$482	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$3,732	kr	37,337	6/18/2025	$(3)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank, N.A.	C$	100		$70	6/18/2025	$0	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank, N.A.		$510,789		€465,401	6/18/2025	$4,080	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank, N.A.		$733,425		£567,070	6/18/2025	$730	Unrealized appreciation (depreciation) on foreign currency forward contracts
						$9,005

* Totals may not foot due to rounding.

Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2024:

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value*	Balance Sheet Location of Net Amounts
Morgan Stanley and Co. International PLC	$467,803		€443,140	3/19/2025	$7,452	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley and Co. International PLC	$134,773		£106,480	3/19/2025	$1,590	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley and Co. International PLC	$(4,765)	A$	(7,469)	3/19/2025	$(141)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley and Co. International PLC	$1,921	C$	2,720	3/19/2025	$24	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	$107,385	A$	168,922	3/19/2025	$2,827	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	$5,005	₣	4,427	3/19/2025	$87	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	$495,923		€469,652	3/19/2025	$8,031	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	$995,629		£783,988	3/19/2025	$15,038	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	$3,305	kr	36,103	3/19/2025	$30	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas SA	$1,201		€1,140	3/19/2025	$17	Unrealized appreciation (depreciation) on foreign currency forward contracts
					$34,954

* Totals may not foot due to rounding.

Certain information related to the Company’s interest rate swaps and currency swaps are presented below as of March 31, 2025:

Counterparty	Notional Amount	Maturity Date	Fair Value*	Financial Statement Location of Net Amounts
BNP Paribas SA	$325,000	4/13/2029	$5,561	Other assets
BNP Paribas SA	$300,000	7/29/2031	$2,736	Other assets
BNP Paribas SA	$400,000	7/29/2031	$4,476	Other assets
Goldman Sachs International	$62,000	12/21/2025	$(26)	Other assets
Goldman Sachs International	$38,000	1/19/2026	$(23)	Other assets
Goldman Sachs International	$82,000	12/21/2027	$27	Other assets
Goldman Sachs International	$18,000	1/19/2028	$(2)	Other assets
Goldman Sachs International	€90,000	9/28/2026	€1,780	Other assets
Goldman Sachs International	$325,000	4/13/2029	$5,401	Other assets
Goldman Sachs International	$350,000	4/13/2029	$(7,423)	Other assets
SMBC Capital Markets, Inc.	$300,000	7/29/2031	$2,736	Other assets
SMBC Capital Markets, Inc.	$226,000	9/28/2026	$1,312	Other assets
SMBC Capital Markets, Inc.	$325,000	9/28/2028	$2,957	Other assets
SMBC Capital Markets, Inc.	$500,000	3/15/2032	$18,093	Other assets
BNP Paribas SA	$60,988	5/12/2026	$4,352	Other assets
Morgan Stanley Capital Services LLC	$81,450	5/12/2026	$5,805	Other assets
			$47,763

* Totals may not foot due to rounding.

Certain information related to the Company’s interest rate swaps and currency swaps are presented below as of December 31, 2024:

Counterparty	Notional Amount	Maturity Date	Fair Value*	Financial Statement Location of Net Amounts
BNP Paribas SA	$325,000	4/13/2029	$1,019	Other liabilities and expenses
BNP Paribas SA	$300,000	7/29/2031	$(4,159)	Other liabilities and expenses
Goldman Sachs International	$62,000	12/21/2025	$(83)	Other liabilities and expenses
Goldman Sachs International	$38,000	1/19/2026	$(68)	Other liabilities and expenses
Goldman Sachs International	€82,000	12/21/2027	€(833)	Other liabilities and expenses
Goldman Sachs International	$18,000	1/19/2028	$(197)	Other liabilities and expenses
Goldman Sachs International	$90,000	9/28/2026	$1,940	Other liabilities and expenses
Goldman Sachs International	$325,000	4/13/2029	$851	Other liabilities and expenses
Goldman Sachs International	$350,000	4/13/2029	$(12,997)	Other liabilities and expenses
SMBC Capital Markets, Inc.	$300,000	7/29/2031	$(4,159)	Other liabilities and expenses
SMBC Capital Markets, Inc.	$226,000	9/28/2026	$648	Other liabilities and expenses
SMBC Capital Markets, Inc.	$325,000	9/28/2028	$(1,047)	Other liabilities and expenses
BNP Paribas SA	$400,000	7/29/2031	$(3,375)	Other liabilities and expenses
Morgan Stanley Capital Services LLC	$81,000	5/12/2026	$6,706	Other liabilities and expenses
BNP Paribas SA	$61,000	5/12/2026	$5,034	Other liabilities and expenses
			$(10,719)

* Totals may not foot due to rounding.

The Company’s foreign currency forward contracts and currency swaps are not designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three months ended March 31, 2025 and 2024, for the Company’s foreign currency forward contracts and currency swaps, are in the following locations in the Consolidated Statement of Operations:

		Three Months Ended March 31,
Derivative Instrument	Financial Statement Location	2025	2024
Foreign currency forward contracts	Net realized gain(loss) on foreign currency forward contracts	$(67,336)	$(6,364)
Currency swaps	Net realized gain(loss) on derivatives	587	—
		$(66,749)	$(6,364)

		Three Months Ended March 31,
Derivative Instrument	Financial Statement Location	2025	2024
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$(25,949)	$14,592
Currency swaps	Net change in unrealized appreciation (depreciation) on derivatives	(590)	—
		$(26,539)	$14,592

The Company’s interest rate swaps have been designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three months ended March 31, 2025 and 2024, for the Company’s interest rate swaps, are in the following locations in the Consolidated Statements of Operations:

	Three Months Ended March 31,		Financial Statement Location
	2025	2024
Interest rate swaps	$(60,530)	$13,048	Interest and other debt expenses
Hedged items	60,064	(9,818)	Interest and other debt expenses

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported net in the Consolidated Statements of Assets and Liabilities. The following table presents the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2025:

	As of March 31, 2025
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
BNP Paribas SA	$17,126	$—	$—	$(13,850)	$3,276
Goldman Sachs International	7,208	(7,208)	—	—	—
SMBC Capital Markets, Inc.	25,098	—	—	(22,300)	2,798
Morgan Stanley Capital Services LLC	5,805	—	—	(5,670)	135
Total	$55,237	$(7,208)	$—	$(41,820)	$6,209

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
BNP Paribas SA	$—	$—	$—	$—	$—
Goldman Sachs International	(7,474)	7,208	—	266	—
SMBC Capital Markets, Inc.	—	—	—	—	—
Morgan Stanley Capital Services LLC	—	—	—	—	—
	$(7,474)	$7,208	$—	$266	$—

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

The following table presents the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2024:

	As of December 31, 2024
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
BNP Paribas SA	$6,052	$(6,052)	$—	$—	$—
Goldman Sachs International	2,791	(2,791)	—	—	—
SMBC Capital Markets, Inc.	648	(648)	—	—	—
Morgan Stanley Capital Services LLC	6,706	—	—	(5,840)	866
Total	$16,197	$(9,491)	$—	$(5,840)	$866

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
BNP Paribas SA	$(7,534)	$6,052	$—	$1,481	$—
Goldman Sachs International	(14,177)	2,791	—	11,387	—
SMBC Capital Markets, Inc.	(5,206)	648	—	4,557	—
Morgan Stanley Capital Services LLC	—	—	—	—	—
Total	$(26,917)	$9,491	$—	$17,425	$—

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

Note 6. Debt and Foreign Currency Transactions and Translations

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2025 and December 31, 2024, the Company’s asset coverage was 278.1% and 291.1%, respectively.

The Company’s outstanding debt obligations as of March 31, 2025 were as follows:

	March 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value		Fair Value (3)	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$2,740,000	$1,015,431	$1,015,431		$1,015,431	$1,715,345	$1,715,345
Cardinal Funding LLC	800,000	600,000	600,000		600,000	200,000	200,000
Grouse Funding LLC	500,000	500,000	500,000		491,650	—	—
Mallard Funding LLC	500,000	378,900	378,900		378,900	121,100	121,100
Bluejay Funding LLC	350,000	90,973	90,973		90,973	259,027	259,027
Barn Owl Funding LLC	40,000	—	—		—	40,000	40,000
December 2025 Notes	62,000	62,000	61,974		61,974	—	—
January 2026 Notes	38,000	38,000	37,977		37,977	—	—
December 2027 Notes	82,000	82,000	82,027		82,027	—	—
January 2028 Notes	18,000	18,000	17,998		17,998	—	—
September 2026 Notes	226,000	226,000	227,312		227,312	—	—
September 2028 Notes	325,000	325,000	327,957		327,957	—	—
September 2026 Euronotes	97,317	97,317	99,097		99,097	—	—
2029 Notes	1,000,000	1,000,000	1,012,619	(4)	1,012,619	—	—
2031 Notes	1,000,000	1,000,000	1,016,884	(4)	1,016,884	—	—
2032 Notes	500,000	500,000	517,656	(4)	517,656	—	—
CLO Class A-1 Notes	450,000	450,000	450,000		450,404	—	—
Total Debt Obligations, net of Debt Discounts	$8,728,317	$6,383,621	$6,436,805		$6,428,859	$2,335,472	$2,335,472
Deferred Financing Costs			(63,456)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount			$6,373,349

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2025. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Average debt outstanding	$5,202,461	$2,494,682
Maximum amount of debt outstanding	6,399,200	3,279,029

Weighted average annualized interest cost (1)	6.88%	8.41%
Annualized amortized debt issuance cost	0.21%	0.31%
Total annualized interest cost	7.09%	8.72%
Average 1-month SOFR rate	4.3%	5.3%

(1)
Includes the stated interest expense for all facilities and commitment fees on the unused portions of the Senior Secured Facility and SPV Financing Facilities, and net interest on interest rate swaps entered into qualifying hedge accounting relationships. Commitment fees for the three months ended March 31, 2025 and 2024 were $3,230 and $2,471, respectively.

The components of interest expense for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Borrowing interest expense	$86,705	$47,386
Facility unused fees	3,230	2,471
Amortization of financing costs and debt issuance costs	2,666	1,911
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items	(465)	3,268
Total interest expense	$92,136	$55,036

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

The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $200,000. As of March 31, 2025 and December 31, 2024, the Company had $9,224 and $8,038, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $1,715,345 and $2,262,302 as of March 31, 2025 and December 31, 2024, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

As of March 31, 2025, the Company was in compliance with all covenants and other requirements of the Senior Secured Facility.

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

As of March 31, 2025, the Company was in compliance with all covenants and other requirements of the SPV Financing Facilities.

Cardinal Funding LLC

On January 7, 2022 (the "Cardinal Closing Date"), Cardinal Funding LLC (“Cardinal Funding”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Credit and Security Agreement (the “Cardinal Funding Secured Credit Facility”), with Cardinal Funding, as borrower, the Company, in its capacity as collateral manager and in its capacity as equity holder, the lenders from time to time parties thereto, Citibank, N.A., as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, custodian and collateral administrator.

The maximum principal amount of the Cardinal Funding Secured Credit Facility as of the Cardinal Closing Date is $500 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Cardinal Funding’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits. Amounts drawn under the Cardinal Funding Secured Credit Facility, will bear interest at the Term SOFR Reference Rate, the Canadian Dollar Offered Rate ("CDOR"), Sterling Overnight Index Average ("SONIA") Rate, or the Euro Interbank Offered Rate ("EURIBOR"), all together (the “Applicable Reference Rate”), in each case, plus a margin. Advances used to finance the purchase or origination of broadly syndicated loans under the Cardinal Funding Secured Credit Facility initially bear interest at the Applicable Reference Rate plus a spread of 1.70%. Advances used to finance the purchase or origination of private credit loans under the Cardinal Funding Secured Credit Facility initially bear interest at the Applicable Reference Rate plus a spread of 2.20%. Advances used to finance the purchase or origination of any other eligible loans under the Cardinal Funding Secured Credit Facility initially bear interest at the Applicable Reference Rate plus a spread of 2.45%. After the expiration of a three-year reinvestment period, the applicable margin on outstanding advances will be increased by 0.50% per annum. All amounts outstanding under the Cardinal Funding Secured Credit Facility must be repaid by the date that is five years after the Cardinal Closing Date of the Cardinal Funding Secured Credit Facility. The contractual maturity date of the Cardinal Funding Secured Credit Facility is January 7, 2027.

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

Mallard Funding LLC

On January 7, 2022 (the "Mallard Closing Date"), Mallard Funding LLC (“Mallard Funding”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Loan and Servicing Agreement (the “Mallard Funding Loan and Servicing Agreement”), with Mallard Funding, as borrower, the Company, in its capacity as servicer and in its capacity as transferor, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, account bank and collateral custodian.

The maximum principal amount of the Mallard Funding Loan and Servicing Agreement as of the Mallard Closing Date is $500 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Mallard Funding’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits. Under the Mallard Funding Loan and Servicing Agreement, Mallard Funding is permitted to borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Mallard Funding Loan and Servicing Agreement, will bear interest at Adjusted Term SOFR, the CDOR, Daily Simple SONIA or the EURIBOR (the “Mallard Funding Applicable Reference Rate”), in each case, plus a margin.

Advances used to finance the purchase or origination of broadly syndicated loans under the Mallard Funding Loan and Servicing Agreement bear interest at the Mallard Funding Applicable Reference Rate plus a spread of (x) during the nine months subsequent to the Mallard Closing Date (the "Ramp-Up Period"), 1.60%, (y) after the end of the Ramp-Up Period and prior to the Mallard Funding Commitment Termination Date (as defined by the Mallard Funding Loan and Servicing Agreement), 2.00% and (z) after the Mallard Funding Commitment Termination Date, 2.25%.

Advances used to finance the purchase or origination of middle market loans under the Mallard Funding Loan and Servicing Agreement initially bear interest at the Mallard Funding Applicable Reference Rate plus a spread of (x) prior to the Mallard Funding Commitment Termination Date, 2.00% and (y) after the Mallard Funding Commitment Termination Date, 2.25%. All amounts outstanding under the Mallard Funding Loan and Servicing Agreement must be repaid by the date that is five years after the Mallard Closing Date of the Mallard Funding Loan and Servicing Agreement. The contractual maturity date under the Mallard Funding Loan and Servicing Agreement is January 7, 2027.

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

Grouse Funding LLC

On July 7, 2022 (the “Grouse Closing Date”), Grouse Funding LLC (“Grouse Funding”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Credit Agreement (the “Grouse Funding Secured Credit Facility”), with Grouse Funding, as borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent, State Street Bank and Trust Company, as collateral agent and collateral custodian, and Virtus Group, LP, as collateral administrator.

From time to time, the Company expects to sell and contribute certain investments to Grouse Funding pursuant to a Sale and Contribution Agreement, dated as of the Grouse Closing Date, by and between the Company and Grouse Funding. No gain or loss will be recognized as a result of the contribution. Proceeds from the Grouse Funding Secured Credit Facility will be used to finance the origination and acquisition of eligible assets by Grouse Funding, including the purchase of such assets from the Company. We retain a residual interest in assets contributed to or acquired by Grouse Funding through our ownership of Grouse Funding. The maximum principal amount of the Grouse Funding Secured Credit Facility as of the Grouse Closing Date is $250 million, which can be drawn in U.S. Dollars subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Grouse Funding’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

The Grouse Funding Secured Credit Facility provides for the ability to draw and redraw revolving loans under the Grouse Funding Secured Credit Facility for a period of up to three years after the Grouse Closing Date unless the commitments are terminated sooner as provided in the Grouse Funding Secured Credit Facility (the “Commitment Termination Date”). Unless otherwise terminated, the Grouse Funding Secured Credit Facility will mature on the date which is five years after the Grouse Closing Date (the “Final Maturity Date”). Prior to the Commitment Termination Date, proceeds received by Grouse Funding from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. Following the Commitment Termination Date but prior to the Final Maturity Date, proceeds received by Grouse Funding from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, as well as principal on outstanding borrowings in accordance with the terms of the Grouse Funding Secured Credit Facility, and the excess may be returned to the Company, subject to certain conditions. On the Final Maturity Date, Grouse Funding must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

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

CLO Warehouse Facilities

Merlin Funding LLC

On October 6, 2023, Merlin Funding LLC (“Merlin Funding”), a wholly owned, consolidated subsidiary of the Company, entered into a credit facility (the “Merlin Credit Facility”), among Merlin Funding, as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent and as a lender, and Deutsche Bank National Trust Company, as collateral agent, account bank and collateral custodian. From time to time, Merlin Funding used amounts borrowed under the Merlin Credit Facility to acquire eligible assets composed primarily of first priority broadly syndicated corporate loans in order to ramp-up a portfolio of assets pledged as collateral for the 2024 Debt Securitization (as defined below).

Bluejay Funding LLC

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

Pursuant to a warehouse collateral management agreement dated as of the Bluejay Closing Date (the “Bluejay Funding Collateral Management Agreement”), by and between Bluejay Funding and the Company, the Company was appointed as collateral manager of Bluejay Funding. The Company is not entitled to receive a fee for its services under the Bluejay Funding Collateral Management Agreement. Additionally, under the terms of a loan sale and contribution agreement dated as of the Bluejay Closing Date by and between Bluejay Funding and the Company, the Company transferred to Bluejay Funding a portion of its ownership interest in certain loans, which were pledged to the Administrative Agent pursuant to the Bluejay Funding Credit Agreement.

Barn Owl Funding LLC

On March 25, 2025 (the “Barn Owl Closing Date”), Barn Owl Funding LLC (“Barn Owl Funding”), a Delaware limited liability company and newly formed wholly-owned subsidiary of the Company, entered into a credit agreement (the “Barn Owl Funding Credit Agreement”), with Barn Owl Funding, as borrower, the Company, in its capacities as collateral manager and subordinated investor and Bank of America, N.A., as lender (the “Barn Owl Lender”). From time to time Barn Owl Funding expects to use amounts borrowed under the Barn Owl Funding Credit Agreement to acquire eligible assets from the Company composed primarily of first priority corporate loans pursuant to the terms of the Barn Owl Loan Sale Agreement (as defined below), to ramp-up a portfolio of assets to be pledged as collateral for a future collateralized loan obligation transaction (the “Barn Owl Funding Debt Securitization”). The Company retains a residual interest in assets acquired by Barn Owl Funding through its ownership of subordinated notes issued by Barn Owl Funding.

The maximum principal amount of the Barn Owl Funding Credit Agreement that can be drawn by Barn Owl Funding is $40 million as of the Barn Owl Closing Date, which can be increased up to $160 million prior to the pricing date of the Barn Owl Debt Securitization subject to certain conditions in the Barn Owl Funding Credit Agreement, and can be further increased up to $360 million following the pricing date of the Barn Owl Debt Securitization.

The Barn Owl Funding Credit Agreement, which provides ability to draw and re-draw revolving loans, will mature on the date which is two years after the Barn Owl Closing Date unless otherwise terminated or extended. Amounts drawn under the Barn Owl Funding Credit Agreement will bear interest at the daily secured overnight financing rate published by the Federal Reserve Bank of New York plus a spread of (x) to and excluding the 12-month anniversary of the Barn Owl Closing Date, 1.15% and (y) thereafter, 1.65%.

Pursuant to a warehouse collateral management agreement dated as of the Barn Owl Closing Date (the “Barn Owl Collateral Management Agreement”), by and between Barn Owl Funding and the Company, the Company was appointed as collateral manager of Barn Owl Funding. The Company is not entitled to receive a fee for its services under the Barn Owl Collateral Management Agreement. Additionally, under the terms of a loan sale and contribution agreement dated as of the Barn Owl Closing Date (the “Barn Owl Loan Sale Agreement”) by and between Barn Owl Funding and the Company, the Company transferred to Barn Owl Funding a portion of its ownership interest in such loans, which were pledged to the Barn Owl Lender pursuant to the Barn Owl Funding Credit Agreement.

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

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt obligations outstanding as of March 31, 2025:

	March 31, 2025
	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound	£60,231	78,288	77,803	485	4/22/2025
British Pound	132,286	170,927	170,880	46	4/24/2025
British Pound	21,134	27,300	27,300	—	4/30/2025
European Euro	€8,737	9,447	9,447	—	4/30/2025
European Euro	90,000	95,081	97,317	(2,236)	N/A
Total	312,388	381,043	382,747	(1,705)

The Company had the following foreign-denominated debt obligations outstanding as of December 31, 2024:

	December 31, 2024
	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound	£31,680	40,264	39,660	604	1/17/2025
European Euro	€90,000	95,081	93,226	1,854	N/A
Total	121,680	135,345	132,886	2,458

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

On September 19, 2024, the Company issued an additional $350 million aggregate principal amount of 6.900% Notes due 2029 (the “New 2029 Notes” and, together with the Existing 2029 Notes, the "2029 Notes") under the March 2024 Indenture. The New 2029 Notes were issued at a price equal to 104.031% of the face value, plus accrued interest from March 21, 2024, resulting in an effective yield to maturity of 5.864%. The New 2029 Notes were issued as “Additional Notes” under the March 2024 Indenture and have identical terms to the Existing 2029 Notes, other than the issue date and the issue price. The New 2029 Notes will be treated as a single class of notes with the Existing 2029 Notes for all purposes under the March 2024 Indenture.

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

In connection with the 2031 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominantly floating rate loans. Under the interest rate swap agreement related to the 2031 Notes, the Company receives a fixed interest rate of 6.70% per annum and pays a floating interest rate of SOFR + 2.80% per annum on $600 million of the 2031 Notes, and the Company receives a fixed interest rate of 6.35% per annum and pays a floating interest rate of SOFR + 2.39% per annum on $400 million of the 2031 Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

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

In connection with the 2032 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominantly floating rate loans. Under the interest rate swap agreement related to the 2032 Notes, the Company receives a fixed interest rate of 6.55% per annum and pays a floating interest rate of SOFR + 2.18% per annum on $500 million of the 2032 Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

Note 7. Net Assets

The Company has the authority to issue an unlimited number of common shares of beneficial interest at $0.01 per share par value.

The following table summarizes transactions in common shares of beneficial interest during the three months ended March 31, 2025 and 2024:

	Three Months Ended		Three Months Ended
	March 31, 2025		March 31, 2024
	Shares	Amount	Shares	Amount
Class S:
Proceeds from shares sold	13,621,357	$337,968	11,827,046	$291,421
Repurchase of common shares	(1,092,707)	(26,932)	(542,821)	(13,487)
Early repurchase deduction	—	51	—	22
Distributions reinvested	1,082,848	26,871	497,528	12,258
Net increase (decrease)	13,611,498	$337,958	11,781,753	$290,214
Class D:
Proceeds from shares sold	18,033	$447	233,975	$5,763
Repurchase of common shares	—	—	—	—
Early repurchase deduction	—	—	—	—
Distributions reinvested	17,968	446	3,887	96
Net increase (decrease)	36,001	$893	237,862	$5,859
Class I:
Proceeds from shares sold	64,617,643	$1,603,498	38,249,702	$942,411
Repurchase of common shares	(4,189,920)	(103,269)	(4,536,476)	(112,718)
Early repurchase deduction	—	4	—	21
Distributions reinvested	3,171,707	78,707	1,484,090	36,564
Net increase (decrease)	63,599,430	$1,578,940	35,197,316	$866,278
Total net increase (decrease)	77,246,929	$1,917,791	47,216,931	$1,162,351

Net Asset Value per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class S shares, Class D shares and Class I shares during the three months ended March 31, 2025 and 2024:

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2025	$24.83	$24.83	$24.83
February 28, 2025	24.77	24.77	24.77
March 31, 2025	24.65	24.65	24.65

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2024	$24.62	$24.62	$24.62
February 29, 2024	24.67	24.67	24.67
March 31, 2024	24.85	24.85	24.85

Distributions

The Board authorizes and declares monthly distribution amounts per share of Class S shares, Class D shares and Class I shares. The following table presents distributions that were declared during the three months ended March 31, 2025:

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2025	January 22, 2025	February 27, 2025	$0.1621	$13,892	$0.1747	$182	$0.1800	$57,637
January 31, 2025	December 23, 2024	February 27, 2025	0.0200	1,714	0.0200	21	0.0200	6,405	(1)
February 28, 2025	February 21, 2025	March 27, 2025	0.1638	14,739	0.1752	183	0.1800	62,318
February 28, 2025	December 23, 2024	March 27, 2025	0.0200	1,800	0.0200	21	0.0200	6,923	(1)
March 31, 2025	March 24, 2025	April 28, 2025	0.1621	15,583	0.1747	186	0.1800	66,593
March 31, 2025	December 23, 2024	April 28, 2025	0.0200	1,896	0.0200	21	0.0200	7,308	(1)
			$0.5480	$49,623	$0.5846	$614	$0.6000	$207,185

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

Through March 31, 2025, none of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions.

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the three months ended March 31, 2025:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.5480	$49,623	$0.5846	$614	$0.6000	$207,185
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—
	$0.5480	$49,623	$0.5846	$614	$0.6000	$207,185

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the three months ended March 31, 2024:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.5478	$23,168	$0.5847	$273	$0.6000	$94,502
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—
	$0.5478	$23,168	$0.5847	$273	$0.6000	$94,502

Share Repurchase Program

At the discretion of our Board, the Company has commenced a share repurchase program in which it intends to repurchase the Company’s Common Shares outstanding as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. Should the Board suspend the share repurchase program, the Board will consider whether the continued suspension of the program is in the best interests of the Company and shareholders on a quarterly basis. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934 (the "1934 Act") and the 1940 Act. All shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

The following table presents information with respect to the Company’s share repurchases during the three months ended March 31, 2025:

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 17, 2025	5,282,627	1.38%	$24.65	March 31, 2025	$130,147	13,919,523

(1) Percentage is based on total shares as of the close of the previous calendar quarter.

(2) All repurchase requests were satisfied in full.

(3) Amounts shown net of Early Repurchase Deduction.

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

(1) Percentage is based on total shares as of the close of the previous calendar quarter.

(2) All repurchase requests were satisfied in full.

(3) Amounts shown net of Early Repurchase Deduction.

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2025 and December 31, 2024, the Company had the following unfunded commitments to its portfolio companies:

	March 31, 2025	December 31, 2024
Unfunded revolver obligations, bridge loan and backstop commitments (1)	$904,451	$1,091,693
Standby letters of credit issued and outstanding (2)	7,842	6,805
Unfunded delayed draw loan commitments (3)	1,349,085	1,324,792
Total Unfunded Commitments (4)	$2,261,378	$2,423,290
(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2025, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of March 31, 2025 and December 31, 2024, the bridge loan and backstop commitments included in the balances were $184,650 and $447,160, respectively.
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

Organizational and Offering Costs

The Adviser agreed to bear all of the Company’s organization and offering expenses through the date on which the Company broke escrow for the initial offering of its Common Shares. The Company is obligated to reimburse the Adviser for such expenses incurred upon breaking escrow for our offering. The total organization and offering costs incurred for the three months ended March 31, 2025 were $290. The total organization and offering costs incurred through December 31, 2024 were $721.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business.

On March 14, 2023, certain First Lien and Second Lien holders of debt issued by Mitel filed a complaint in New York State Court captioned Ocean Trails CLO VII et al v. MLN TopCo Ltd., et al, Index No. 651327/2023, against certain other First Lien and Second Lien debt holders, including the Company, alleging, among other things, that the defendant lenders breached the terms of their lending agreements and the New York Uniform Voidable Transfer Act in connection with certain amendments to the relevant documents governing the debt. On December 5, 2023, the trial court granted defendants’ motions to dismiss in part and denied them in part. The plaintiffs and defendants appealed the courts’ motion to dismiss ruling to the intermediate New York State appellate court. On December 31, 2024, the intermediate New York State appellate court dismissed the entire case, including all claims against the Company. On January 30, 2025, plaintiffs filed a motion for leave to appeal the intermediate New York State appellate court’s ruling to the New York Court of Appeals. That motion was held in abeyance following Mitel’s filing of voluntary Chapter 11 bankruptcy petitions in the U.S. Bankruptcy Court for the Southern District of Texas. The bankruptcy is pending resolution.

Management is not aware of any pending or threatened material litigation as of March 31, 2025 other than the matter disclosed above.

Note 9. Financial Highlights

The following are the financial highlights for the three months ended March 31, 2025:

	Three Months Ended March 31, 2025

	Class S	Class D	Class I
Per Share Data:
Net asset value at beginning of period	$24.86	$24.86	$24.86
Net investment income (1)	0.47	0.52	0.52
Net unrealized and realized gains (losses) (2)	(0.13)	(0.15)	(0.13)
Net increase (decrease) in net assets resulting from operations	0.34	0.37	0.39
Distribution declared (3)
Net investment income	(0.55)	(0.58)	(0.60)
Net realized gains	-	-	-
Distributions in excess of net investment income	-	-	-
Net asset value at end of period	$24.65	$24.65	$24.65

Total return (4)	1.36%	1.51%	1.58%
Shares outstanding, end of period	94,805,350	1,065,047	365,419,534
Weighted average shares outstanding	90,529,907	1,050,664	345,263,251

Ratio/Supplemental Data
Net assets at end of period	$2,336,682	$26,250	$9,006,550
Annualized ratio of net expenses to average net assets (5)	7.04%	6.23%	6.12%
Annualized ratio of net investment income to average net assets (5)	7.66%	8.46%	8.57%
Portfolio turnover rate	8.21%	8.21%	8.21%
Asset coverage per unit (6)	2,781	2,781	2,781

The following are the financial highlights for the three months ended March 31, 2024:

	Three Months Ended March 31, 2024

	Class S	Class D	Class I
Per Share Data:
Net asset value at beginning of period	$24.63	$24.63	$24.63
Net investment income (1)	0.60	0.65	0.65
Net unrealized and realized gains (losses) (2)	0.17	0.15	0.17
Net increase (decrease) in net assets resulting from operations	0.77	0.80	0.82
Distribution declared (3)	(0.55)	(0.58)	(0.60)
Net asset value at end of period	$24.85	$24.85	$24.85

Total return (4)	3.15%	3.30%	3.37%
Shares outstanding, end of period	46,350,529	514,158	167,804,247
Weighted average shares outstanding	42,300,385	467,704	157,469,033

Ratio/Supplemental Data
Net assets at end of period	$1,151,671	$12,775	$4,169,430
Annualized ratio of net expenses to average net assets (5)	8.52%	7.71%	7.67%
Annualized ratio of net investment income to average net assets (5)	9.79%	10.60%	10.65%
Portfolio turnover rate	6.02%	6.02%	6.02%
Asset coverage per unit (6)	2,800	2,800	2,800

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
(5)
Annualized for the three months ended March 31, 2025 and 2024. Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables.
(6)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of the three months ended March 31, 2025 and 2024, the Company's asset coverage was 278.1% and 280.0%.

Note 10. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

April Subscriptions and Distribution Declaration

On April 1, 2025, the Company issued and sold 31,071,555 shares (consisting of 26,192,308 Class I shares, 4,854,378 Class S shares and 24,869 Class D shares at an offering price of $24.65 per share for the Class I shares, Class S shares and Class D shares), and the Company received approximately $766 million as payment for such shares.

On April 22, 2025, the Company's Board declared distributions of $0.1628 per Class S share, $0.1749 per Class D share and $0.1800 per Class I share which is payable on or around May 29, 2025 to shareholders of record as of April 30, 2025. Additionally, the Company will pay a special distribution of $0.02 per share on or around May 29, 2025 to all shareholders of record as of April 30, 2025.

May Subscriptions

The Company received approximately $603 million of net proceeds relating to the issuance of Class S shares, Class D shares and Class I shares for subscriptions effective May 1, 2025.

Barn Owl Credit Agreement

On April 8, 2025, Barn Owl Funding, as borrower, the Company, in its capacities as subordinated investor and collateral manager, and the Lender entered into an amendment to the Barn Owl Funding Credit Agreement (the “First Amendment to Barn Owl Funding Credit Agreement”). Pursuant to the First Amendment to Barn Owl Funding Credit Agreement, the maximum principal amount which can be drawn upon by Barn Owl Funding prior to the pricing date of the Barn Owl Funding Debt Securitization, subject to certain conditions in the Barn Owl Funding Credit Agreement, was increased from $160 million to $320 million.

Report of Independent Registered Public Accounting Firm

To the shareholders and Board of Trustees of Apollo Debt Solutions BDC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Apollo Debt Solutions BDC and subsidiaries (the “Company”) as of March 31, 2025, the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the three-month period ended March 31, 2025 and 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2024, and the related consolidated statements of operations, changes in net assets, cash flows, and the financial highlights for the year then ended (not presented herein); and in our report dated March 13, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Deloitte & Touche LLP
New York, New York
May 9, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in "Item 1A. Risk Factors" in Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2024 and "Item 1A. Risk Factors" in Part II of and elsewhere in this Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements. The three months ended March 31, 2025 represents the period from January 1, 2025 to March 31, 2025.

These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Apollo Debt Solutions BDC (the “Company,” “we”, “us” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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

Overview

We are an externally managed, diversified closed-end management investment company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). Formed as a Delaware statutory trust on December 4, 2020, we are externally managed by the Adviser. Pursuant to the advisory agreement between us and the Adviser, as amended (the "Advisory Agreement"), the Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as investment adviser with the Securities and Exchange Commission (the "SEC"). Apollo Credit Management, LLC, as our Administrator (the "Administrator"), pursuant to the administration agreement between us and the Administrator, as amended (the "Administration Agreement"), provides, among other things, administrative services and facilities to us. We also have elected to be treated, and intend to qualify annually thereafter, as a regulated investment company ("RIC") as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").

Under the Advisory Agreement, we have agreed to pay the Adviser a management fee as well as an incentive fee based on our investment performance. Also, under the Administration Agreement, we have agreed to reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including, but not limited to, our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs.

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

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support Agreement with the Adviser. For additional information see “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions.”

Recent Developments

Please see “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 10. Subsequent Events” for a summary of recent developments.

Portfolio and Investment Activity

Our portfolio and investment activity during the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Investments made in portfolio companies	$4,130,849	$2,181,765
Investments sold	(730,503)	(238,928)
Net activity before repaid investments	$3,400,346	$1,942,837
Investments repaid	(574,549)	(219,182)
Net investment activity	$2,825,797	$1,723,655

Portfolio companies at beginning of period	323	180
Number of new portfolio companies	50	47
Number of exited portfolio companies	(20)	(5)
Portfolio companies at end of period	353	222

Number of investments made in existing portfolio companies	75	30

Our portfolio composition and weighted average yields as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Portfolio composition, at fair value:
First lien secured debt	99.8%	99.9%
Second lien secured debt	0.0%	0.0%
Unsecured debt and other	0.2%	0.1%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	9.4%	9.8%
Second lien secured debt (2)	16.3%	0.0%
Unsecured debt and other (2)	5.0%	6.0%
Total portfolio (3)	9.4%	9.8%
Interest rate type, at fair value:
Fixed rate amount	$0.5 billion	$0.4 billion
Floating rate amount	$16.9 billion	$14.2 billion
Fixed rate, as percentage of total	5.9%	2.7%
Floating rate, as percentage of total	96.7%	97.3%
Interest rate type, at amortized cost:
Fixed rate amount	$0.5 billion	$0.4 billion
Floating rate amount	$16.9 billion	$14.2 billion
Fixed rate, as percentage of total	5.8%	2.7%
Floating rate, as percentage of total	96.8%	97.3%
Weighted average spread over reference rate of all floating rate investments	4.9%	5.1%

(1)
An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.
(2)
Exclusive of investments on non-accrual status. As of March 31, 2025 and December 31, 2024, 0.2% and 0.2% of investments were on non-accrual status, respectively.
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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Investment Ranking	Fair Value	Percentage	Fair Value	Percentage
(in thousands)
1	$—	0.0%	$—	0.0%
2	17,243,865	99.0%	14,433,436	99.1%
3	145,823	0.8%	96,589	0.7%
4	21,920	0.1%	—	0.0%
5	16,406	0.1%	25,510	0.2%
Total	$17,428,014	100.0%	$14,555,535	100.0%

Results of Operations

Operating results for the three months ended March 31, 2025 and 2024 were as follows (dollar amounts in millions)*:

	Three Months Ended March 31,
	2025	2024
Total investment income	$392.8	$224.7
Net expenses	(168.7)	(96.3)
Net investment income	224.0	128.4
Net realized gain (loss)	(60.0)	(26.2)
Net unrealized appreciation (depreciation)	(61.4)	63.6
Net increase (decrease) in net assets resulting from operations	$102.7	$165.8

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

Investment Income

Investment income, for the three months ended March 31, 2025 and 2024 were as follows (dollar amounts in millions)*:

	Three Months Ended March 31,
	2025	2024
Interest income	$381.8	$215.3
PIK interest income	5.3	5.2
Dividend income	1.7	0.5
Other income	4.1	3.7
Total investment income	$392.8	$224.7

* Totals may not foot due to rounding.

For the three months ended March 31, 2025, total investment income increased to $392.8 million from $224.7 million for the same period in the prior year, primarily driven by our continuing deployment of capital. The size of our investment portfolio at fair value increased to $17.4 billion at March 31, 2025, from $8.5 billion at March 31, 2024. Additionally, our weighted average yield on debt and income producing investments decreased to 9.34% for the three months ended March 31, 2025 from 11.06% for the same period in the prior year. For the three months ended March 31, 2025 and 2024, payment-in-kind interest income represented 1.3% and 2.3% of total investment income, respectively. We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments, and changes in interest rates.

Expenses

Expenses for the three months ended March 31, 2025 and 2024 were as follows (dollar amounts in millions)*:

	Three Months Ended March 31,
	2025	2024
Management fees	$33.4	$15.3
Performance-based incentive fees	31.6	19.9
Interest and other debt expenses	92.1	55.0
Offering costs	0.3	—
Trustees' fees	0.2	0.1
Shareholder servicing fees	4.7	2.2
Administrative service expenses	2.3	1.0
Other general and administrative expenses	4.1	2.7
Total expenses	$168.7	$96.3

* Totals may not foot due to rounding.

For the three months ended March 31, 2025 and 2024, net expenses were $168.7 million and $96.3 million, respectively, primarily comprised of interest and other debt expenses.

Interest and other debt expenses

For the three months ended March 31, 2025, interest and other debt expenses increased to $92.1 million from $55.0 million for the same period in the prior year, primarily driven by increased borrowing expenses, due to rising interest rates, on our Senior Secured Facility, SPV Financing Facilities, Private Placements and Unsecured Notes, and increased borrowings outstanding. The total annualized cost of debt decreased to 7.1% for the three months ended March 31, 2025 from 8.7% for the same period in the prior year. The average principal debt outstanding increased to $5.2 billion, for the three months ended March 31, 2025 from $2.5 billion for the same period in the prior year.

Management fees

For the three months ended March 31, 2025, gross management fees increased to $33.4 million from $15.3 million for the same period in the prior year, primarily due to an increase in average net assets. Our average net assets increased to $10.8 billion for the three months ended March 31, 2025 from $4.9 billion for the three months ended March 31, 2024. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. No management fees have been waived for the three months ended March 31, 2025 and 2024.

Incentive fees

For the three months ended March 31, 2025, incentive fees increased to $31.6 million from $19.9 million for the same period in the prior year primarily due to our deployment of capital and increase in net investment income. No incentive fees have been waived for the three months ended March 31, 2025 and 2024.

Other expenses

Total other expenses were $11.3 million for the three months ended March 31, 2025, primarily comprised of $4.9 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors, $0.2 million of U.S. federal excise tax, $2.2 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company), and $3.9 million of general and administrative expenses (including insurance, filing, research, and fees paid to our sub-administrator and transfer agent). Total other expenses for the same period in the prior year were $6.1 million. The increase compared to the same period in the prior year was primarily driven by the increased costs attributable to servicing a growing investment portfolio, increased subscriptions to our Class S and Class D shares, and increased borrowings through the establishment of new financing facilities and the issuance of unsecured notes.

Expense support

For the three months ended March 31, 2025 and 2024, the Company did not receive expense support from the Adviser and did not make any repayments.

Net Realized Gain (Loss)

Net realized gains (losses) for the three months ended March 31, 2025 and 2024 were comprised of the following (dollar amounts in millions)*:

	Three Months Ended March 31,
	2025	2024
Non-controlled/non-affiliated investments	$2.9	$1.2
Derivative instruments	0.6	-
Foreign currency forward contracts	(67.3)	(6.4)
Foreign currency transactions	3.9	(21.0)
Net realized gains (losses)	$(60.0)	$(26.2)

* Totals may not foot due to rounding.

For the three months ended March 31, 2025, we generated total net realized losses of $60.0 million, driven by net realized losses of $67.3 million on foreign currency forward contracts, as a result of fluctuations primarily in the Euro and British Pound exchange rates. Net realized losses on foreign currency forward contracts were partially offset by net realized gains of $2.9 million from non-controlled/non-affiliated investments due to full or partial sales and/or restructuring and repayments of debt investments, as well as net realized gains of $4.5 million from cash received on currency swaps and conversion of foreign cash balances, primarily attributable to fluctuations in the Euro and British Pound exchange rates.

For the three months ended March 31, 2024, we recognized gross realized gains on investments of $19.1 million and gross realized losses on investments of $17.9 million, respectively, resulting in net realized gains on investments of $1.2 million for the three months ended March 31, 2024, primarily from full or partial sales of our liquid debt investments.

Net Unrealized Gain (Loss)

Net change in unrealized gains (losses) for the three months ended March 31, 2025 and 2024 were comprised of the following (dollar amounts in millions)*:

	Three Months Ended March 31,
	2025	2024
Non-controlled/non-affiliated investments	$17.6	$17.7
Derivative instruments	(0.6)	—
Foreign currency forward contracts	(25.9)	14.6
Foreign currency translations	7.5	31.4
Net change in unrealized gains (losses)	$(1.5)	$63.6

* Totals may not foot due to rounding.

For the three months ended March 31, 2025, we recognized net change in unrealized gains of $17.6 million on non-controlled/non-affiliated investments. The fair value of our debt investments, as a percentage of principal, decreased from 100.9% as of December 31, 2024 to 100.1% as of March 31, 2025. This decrease was primarily driven by changes in portfolio company fundamentals and broader market trends. However, this decrease was more than offset by foreign currency fluctuations, contributing to an overall net unrealized gains on investments. We recognized a net change in unrealized losses of $25.9 million on foreign currency forward contracts, primarily due to fluctuations in the Euro and British Pound exchange rates.

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

The net change in unrealized gains (losses) amounts include the impact of transferring unrealized appreciation (depreciation) to realized gains (losses) due to sale and paydown activity.

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

Currency Swaps

The Company uses currency swaps to mitigate the value of portfolio securities denominated in particular currencies against fluctuations in relative value or to gain or reduce exposure to certain currencies. See “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 2. Significant Accounting Policies” and “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 5. Derivative Instruments” for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship, and our consolidated schedule of investments for additional disclosure regarding these derivative instruments. See “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 6. Debt and Foreign Currency Transactions and Translations” for additional disclosure regarding the carrying value of our debt.

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

As of March 31, 2025, we had three asset based leverage facilities, ten unsecured debt issuances, two CLO warehouse facilities, CLO Notes, and one revolving credit facility outstanding. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%.

We believe that our current cash and cash equivalents on hand, our short-term investments, our available borrowing capacity under our Senior Secured Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

Cash Equivalents

The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents (see Note 2 to the consolidated financial statements). At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Senior Secured Facility, as we deem appropriate.

Debt

See Note 6 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of March 31, 2025:

	Payments Due by Period*
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$1,015	$—	$—	$1,015	$—
SPV Financing Facilities (2)	1,480	—	—	1,480	—
CLO Class A-1 Notes	450	—	—	—	450
CLO Warehouse Facilities (3)	91	—	—	91	—
Unsecured Notes	3,348	100	423	1,325	1,500
Total Debt Obligations	$6,384	$100	$423	$3,911	$1,950

* Totals may not foot due to rounding.

(1)
As of March 31, 2025, aggregate lender commitments under the Senior Secured Facility totaled $1.7 billion of unused capacity.
(2)
As of March 31, 2025, aggregate lender commitments under the SPV Financing Facilities totaled $321.1 million of unused capacity.
(3)
As of March 31, 2025, aggregate lender commitments under the CLO Warehouse Facility totaled $299.0 million of unused capacity.

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

Distributions

The following table summarizes our distributions declared and payable for the three months ended March 31, 2025 (dollar amounts in thousands, except per share amounts):

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2025	January 22, 2025	February 27, 2025	$0.1621	$13,892	$0.1747	$182	$0.1800	$57,637
January 31, 2025	December 23, 2024	February 27, 2025	0.0200	1,714	0.0200	21	0.0200	6,405	(1)
February 28, 2025	February 21, 2025	March 27, 2025	0.1638	14,739	0.1752	183	0.1800	62,318
February 28, 2025	December 23, 2024	March 27, 2025	0.0200	1,800	0.0200	21	0.0200	6,923	(1)
March 31, 2025	March 24, 2025	April 28, 2025	0.1621	15,583	0.1747	186	0.1800	66,593
March 31, 2025	December 23, 2024	April 28, 2025	0.0200	1,896	0.0200	21	0.0200	7,308	(1)
			$0.5480	$49,623	$0.5846	$614	$0.6000	$207,185

* Totals may not foot due to rounding.

(1) Represents a special distribution.

The following table presents distributions that were declared during the three months ended March 31, 2024 (dollar amounts in thousands, except per share amounts):

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

Sources of distributions, other than net investment income and realized gains on a U.S. generally accepted accounting principles ("GAAP") basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the three months ended March 31, 2025 (dollar amounts in thousands, except per share amounts):

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.5480	$49,623	$0.5846	$614	$0.6000	$207,185
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—
	$0.5480	$49,623	$0.5846	$614	$0.6000	$207,185

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the three months ended March 31, 2024 (dollar amounts in thousands, except per share amounts):

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

The following table presents information with respect to the Company’s share repurchases during the three months ended March 31, 2025 (dollar amounts in thousands, except per share amounts):

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 17, 2025	5,282,627	1.38%	$24.65	March 31, 2025	$130,147	13,919,523

(1) Percentage is based on total shares as of the close of the previous calendar quarter.

(2) All repurchase requests were satisfied in full.

(3) Amounts shown net of Early Repurchase Deduction.

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

(1) Percentage is based on total shares as of the close of the previous calendar quarter.

(2) All repurchase requests were satisfied in full.

(3) Amounts shown net of Early Repurchase Deduction.

Contractual Obligations

We have entered into the Advisory Agreement with the Adviser to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. We have also entered into an Expense Support Agreement with the Adviser to provide us with support with respect to certain expenses and subject to reimbursement. Payments for investment advisory services under the Advisory Agreements, reimbursements under the Administration Agreement and support and reimbursements under the Expense Support Agreement are described in “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions.”

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. The Company provides funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2025 and December 31, 2024, we had unfunded commitments, including delayed draw term loans, revolvers, bridge loan and backstop commitments, with an aggregate principal amount of $2.3 billion and $2.3 billion, respectively.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business.

On March 14, 2023, certain First Lien and Second Lien holders of debt issued by Mitel filed a complaint in New York State Court captioned Ocean Trails CLO VII et al v. MLN TopCo Ltd., et al, Index No. 651327/2023, against certain other First Lien and Second Lien debt holders, including the Company, alleging, among other things, that the defendant lenders breached the terms of their lending agreements and the New York Uniform Voidable Transfer Act in connection with certain amendments to the relevant documents governing the debt. On December 5, 2023, the trial court granted defendants’ motions to dismiss in part and denied them in part. The plaintiffs and defendants appealed the courts’ motion to dismiss ruling to the intermediate New York State appellate court. On December 31, 2024, the intermediate New York State appellate court dismissed the entire case, including all claims against the Company. On January 30, 2025, plaintiffs filed a motion for leave to appeal the intermediate New York State appellate court’s ruling to the New York Court of Appeals. That motion was held in abeyance following Mitel’s filing of voluntary Chapter 11 bankruptcy petitions in the U.S. Bankruptcy Court for the Southern District of Texas. The bankruptcy is pending resolution.

Management is not aware of any pending or threatened material litigation as of March 31, 2025 other than the matter disclosed above.

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

Critical Accounting Estimates

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors described in “Item 1A. Risk Factors.” See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 2. Significant Accounting Policies” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the three months ended March 31, 2025, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. For additional information concerning potential impact on our business and our operating results, see "Part II - Other Information, Item 1A. Risk Factors."

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by our Board based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 4 to our consolidated financial statements for the three months ended March 31, 2025, for more information relating to our investment valuation.

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

As of March 31, 2025, 97% of our debt portfolio investments bore interest at variable rates, which generally are SOFR based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Our Senior Secured Facility and SPV Financing Facilities bear interest at SOFR rates with no interest rate floor. Our Unsecured Notes, which bear interest at fixed rates, are hedged by entering into fixed to floating interest rate swaps, in order to align the interest rates of our liabilities in our investment portfolio.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of March 31, 2025, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
(in millions)
Up 200 basis points	$191.0	$0.50
Up 150 basis points	143.2	0.37
Up 100 basis points	95.5	0.25
Up 50 basis points	47.7	0.12
Down 50 basis points	(47.7)	(0.12)
Down 100 basis points	(95.3)	(0.25)
Down 150 basis points	(142.6)	(0.37)
Down 200 basis points	(189.4)	(0.49)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

On March 14, 2023, certain First Lien and Second Lien holders of debt issued by Mitel filed a complaint in New York State Court captioned Ocean Trails CLO VII et al v. MLN TopCo Ltd., et al, Index No. 651327/2023, against certain other First Lien and Second Lien debt holders, including the Company, alleging, among other things, that the defendant lenders breached the terms of their lending agreements and the New York Uniform Voidable Transfer Act in connection with certain amendments to the relevant documents governing the debt. On December 5, 2023, the trial court granted defendants’ motions to dismiss in part and denied them in part. The plaintiffs and defendants appealed the courts’ motion to dismiss ruling to the intermediate New York State appellate court. On December 31, 2024, the intermediate New York State appellate court dismissed the entire case, including all claims against the Company. On January 30, 2025, plaintiffs filed a motion for leave to appeal the intermediate New York State appellate court’s ruling to the New York Court of Appeals. That motion was held in abeyance following Mitel’s filing of voluntary Chapter 11 bankruptcy petitions in the U.S. Bankruptcy Court for the Southern District of Texas. The bankruptcy is pending resolution.

Management is not aware of any pending or threatened material litigation as of March 31, 2025 other than the matter disclosed above.

Item 1A. Risk Factors

In addition to the other information set forth in this report and as provided below, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Trade negotiations and related government actions may create regulatory uncertainty for our portfolio companies and our investment strategies and adversely affect the profitability of our portfolio companies.

In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of portfolio companies whose businesses rely on goods imported from such impacted jurisdictions.

There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Refer to our Current Reports on Form 8-K filed with SEC on January 23, 2025, February 21, 2025, and March 24, 2025 for information about unregistered sales of our equity securities during the quarter.

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

The following table presents information with respect to the Company’s share repurchases during the three months ended March 31, 2025 (dollar amounts in thousands, except per share amounts):

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 17, 2025	5,282,627	1.38%	$24.65	March 31, 2025	$130,147	13,919,523

(1) Percentage is based on total shares as of the close of the previous calendar quarter.

(2) All repurchase requests were satisfied in full.

(3) Amounts shown net of Early Repurchase Deduction.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

Exhibit Number	Description of Exhibits
3.1	Fifth Amended and Restated Declaration of Trust of the Registrant (1)
3.2	Third Amended and Restated Bylaws of the Registrant (2)
4.1	Third Supplemental Indenture, dated as of January 16, 2025, relating to the 6.550% Notes due 2032, by and between the Fund and U.S. Bank Trust Company, National Association, as trustee (3)
4.2	Form of 6.550% Notes due 2032 (incorporated by reference to Exhibit 4.1 hereto)
4.3

Registration Rights Agreement, dated as of January 16, 2025, relating to the Notes, by and among the Fund and Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC, as the representatives of the Initial Purchasers (4)

10.1

First Credit Facility Amendment to the Secured Credit Facility, dated as of January 30, 2025, by and between Grouse Funding LLC, a subsidiary of the Registrant, with Goldman Sachs Bank USA, as syndication agent and administrative agent, State Street Bank and Trust Company, as collateral custodian and collateral agent, and Virtus Group, LP, as collateral administrator (5)

10.2

Credit Agreement, dated February 18, 2025, by and between Bluejay Funding LLC, as borrower, Apollo Debt Solutions BDC, in its capacities as collateral manager and equity investor, the lenders from time to time parties thereto and BNP Paribas, as Administrative Agent and as a lender (6)

10.3	Warehouse Collateral Management Agreement, dated February 18, 2025, by and between Bluejay Funding LLC, as borrower and Apollo Debt Solutions BDC, as collateral manager (7)
10.4	Loan Sale and Contribution Agreement, dated February 18, 2025, by and between Bluejay Funding LLC, as buyer and Apollo Debt Solutions BDC, as seller (8)
10.5	Third Amended and Restated Investment Advisory Agreement between the Registrant and the Adviser, dated March 13, 2025 (9)
10.6	Amended and Restated Administration Agreement between the Registrant and the Administrator, dated March 13, 2025 (10)
10.7

Credit Agreement, dated March 25, 2025, Barn Owl Funding LLC, as borrower, Apollo Debt Solutions BDC, in its capacities as collateral manager and subordinated investor and Bank of America, N.A., as lender (11)

10.8	Warehouse Collateral Management Agreement, dated March 25, 2025, by and between Barn Owl Funding LLC, as borrower and Apollo Debt Solutions BDC, as collateral manager (12)
10.9	Loan Sale and Contribution Agreement, dated March 25, 2025, by and between Barn Owl Funding LLC, as buyer and Apollo Debt Solutions BDC, as seller (13)
10.10

First Amendment to Credit Agreement, dated April 8, 2025, by and between Barn Owl Funding LLC, as borrower, Apollo Debt Solutions BDC, in its capacities as subordinated investor and collateral manager, and Bank of America, N.A., as Lender (14)

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

* Filed herewith

_________________________________

(1)
Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K (File No. 814-01424), filed on March 13, 2025.
(2)
Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 814-01424), filed on March 14, 2024.
(3)
Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-01424), filed on January 16, 2025.
(4)
Incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K (File No. 814-01424), filed on January 16, 2025.
(5)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on February 3, 2025.
(6)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01424), filed on February 21, 2025.

(7)
Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 814-01424), filed on February 21, 2025.
(8)
Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 814-01424), filed on February 21, 2025.
(9)
Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K (File No. 814-01424), filed March 13, 2025.
(10)
Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K (File No. 814-01424), filed March 13, 2025.
(11)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01424), filed on March 28, 2025.
(12)
Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 814-01424), filed on March 28, 2025.
(13)
Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 814-01424), filed on March 28, 2025.
(14)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01424), filed on April 14, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Earl Hunt Earl Hunt	Chairperson, Chief Executive Officer and Trustee (Principal Executive Officer)	May 9, 2025

/s/ Eric Rosenberg Eric Rosenberg	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 9, 2025