Form 10-Q
period 2025-06-30
Apollo Debt Solutions BDC
filed 2025-08-08
CIK 1837532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 8, 2025, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).

The number of shares of the Registrant’s Common Shares, $0.01 par value per share, outstanding as of August 8, 2025 was 108,260,802 Class S Common Shares, 1,284,048 Class D Common Shares and 438,606,812 Class I Common Shares. Common Shares outstanding exclude August 1, 2025 subscriptions since the issuance price is not yet finalized at this time.

APOLLO DEBT SOLUTIONS BDC

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,” “ADS,” “we,” “us” and “our” refer to Apollo Debt Solutions BDC unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $19,670,193 and $14,609,338 at June 30, 2025 and December 31, 2024, respectively)	$19,896,145	$14,555,535
Cash and cash equivalents	1,238,310	392,894
Foreign currencies (cost — $20,586 and $19,951 at June 30, 2025 and December 31, 2024, respectively)	20,758	19,946
Receivable for investments sold	407,414	99,697
Interest receivable	171,219	106,825
Unrealized appreciation on foreign currency forward contracts	—	34,954
Other assets	86,901	25,537
Total assets	$21,820,747	$15,235,388

Liabilities
Debt (net of deferred financing costs and unamortized original issue discount of $47,922 and $40,544 at June 30, 2025 and December 31, 2024, respectively)	$7,056,677	$4,932,183
Payable for investments purchased	1,071,785	455,314
Payable for share repurchases (Note 7)	207,141	62,447
Distributions payable	106,656	75,842
Interest payable	114,766	104,284
Management fees payable	13,734	10,204
Performance-based incentive fees payable	37,660	28,523
Accrued administrative services expense payable	580	115
Unrealized depreciation on foreign currency forward contracts	66,506	—
Other liabilities and accrued expenses	4,329	19,980
Total liabilities	$8,679,834	$5,688,892
Commitments and contingencies (Note 8)
Total Net Assets	$13,140,913	$9,546,496

Net Assets
Common shares, $0.01 par value (534,094,204 and 384,043,002 shares issued and outstanding, respectively)	$2,758	$3,840
Capital in excess of par value	12,810,751	9,449,937
Accumulated distributed earnings (losses)	327,404	92,718
Total Net Assets	$13,140,913	$9,546,496

Net Asset Value Per Share
Class S Shares:
Net assets	$2,603,628	$2,018,307
Common shares outstanding ($0.01 par value, unlimited shares authorized)	105,820,841	81,193,852
Net asset value per share	$24.60	$24.86
Class D Shares:
Net assets	$30,194	$25,580
Common shares outstanding ($0.01 par value, unlimited shares authorized)	1,227,190	1,029,046
Net asset value per share	$24.60	$24.86
Class I Shares:
Net assets	$10,507,091	$7,502,609
Common shares outstanding ($0.01 par value, unlimited shares authorized)	427,046,173	301,820,104
Net asset value per share	$24.60	$24.86

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$442,416	$267,447	$824,180	$482,774
Payment-in-kind interest income	9,233	3,847	14,511	9,052
Dividend income	1,754	1,903	3,429	2,384
Other income	3,121	8,522	7,176	12,203
Total Investment Income	$456,524	$281,719	$849,296	$506,413
Operating Expenses
Management fees	$39,815	$19,774	$73,231	$35,111
Performance-based incentive fees	37,660	23,753	69,309	43,628
Interest and other debt expenses	108,592	69,423	200,728	124,459
Offering costs	79	225	369	225
Trustees' fees	165	121	329	241
Shareholder servicing fees	5,393	2,910	10,104	5,112
Administrative service expenses	2,357	1,025	4,640	2,050
Other general and administrative expenses	4,381	3,184	8,473	5,893
Total Expenses	198,442	120,415	367,183	216,719
Net Investment Income	$258,082	$161,304	$482,113	$289,694
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(31,674)	$10,361	$(28,780)	$11,527
Derivative instruments	680	—	1,267	—
Foreign currency transactions	13,226	300	17,119	(20,727)
Foreign currency forward contracts	(142,729)	2,238	(210,065)	(4,127)
Net realized gains (losses)	(160,497)	12,899	(220,459)	(13,327)
Net change in unrealized gains (losses)
Non-controlled/non-affiliated investments	262,151	(16,853)	279,755	799
Derivative instruments	(14,878)	1,430	(15,468)	1,430
Foreign currency forward contracts	(75,511)	304	(101,460)	14,897
Foreign currency translations	15,220	4,209	22,704	35,571
Net unrealized gains (losses)	186,982	(10,910)	185,531	52,697
Net Realized and Change in Unrealized Gains (Losses)	$26,485	$1,989	$(34,928)	$39,370
Net Increase (Decrease) in Net Assets Resulting from Operations	$284,567	$163,293	$447,185	$329,064

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operations
Net investment income	$258,082	$161,304	$482,113	$289,694
Net realized gains (losses)	(160,497)	12,899	(220,459)	(13,327)
Net change in unrealized gains (losses)	186,982	(10,910)	185,531	52,697
Net Increase (Decrease) in Net Assets Resulting from Operations	$284,567	$163,293	$447,185	$329,064

Distributions to Stockholders
Class S	$(56,641)	$(30,336)	$(106,264)	$(53,504)
Class D	(671)	(321)	(1,285)	(594)
Class I	(248,625)	(119,997)	(455,810)	(214,498)
Net Decrease in Net Assets Resulting from Distributions to Stockholders	$(305,937)	$(150,654)	$(563,360)	$(268,596)

Capital Share Transactions
Class S:
Proceeds from shares sold	$269,808	$314,722	$607,776	$606,143
Repurchase of common shares, net of early repurchase deduction	(29,688)	(11,389)	(56,569)	(24,854)
Distributions reinvested	31,195	16,691	58,066	28,949
Class D:
Proceeds from shares sold	3,548	937	3,995	6,700
Repurchase of common shares, net of early repurchase deduction	(12)	—	(12)	—
Distributions reinvested	458	155	904	251
Class I:
Proceeds from shares sold	1,603,559	1,190,594	3,207,057	2,133,005
Repurchase of common shares, net of early repurchase deduction	(177,418)	(28,660)	(280,683)	(141,357)
Distributions reinvested	91,351	44,162	170,058	80,726
Net Increase (Decrease) from Capital Share Transactions	$1,792,801	$1,527,212	$3,710,592	$2,689,563

Net Assets
Total increase (decrease) in net assets during the period	1,771,431	1,539,851	3,594,417	2,750,031
Net Assets at beginning of period	11,369,482	5,333,876	9,546,496	4,123,696
Net Assets at End of Period	$13,140,913	$6,873,727	$13,140,913	$6,873,727

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands, except share and per share data)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net increase (decrease) in net assets resulting from operations	$447,185	$329,064
Net realized (gain) loss on investments	28,780	(11,527)
Net realized (gain) loss on derivatives	(1,267)	—
Net change in unrealized (gains) losses on investments	(279,755)	(799)
Net change in unrealized (gains) losses on derivatives	15,468	(1,430)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	101,460	(14,897)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(22,704)	(35,571)
Payment-in-kind interest capitalized	(13,957)	(9,858)
Net accretion of discount and amortization of premium	(21,336)	(14,147)
Amortization of deferred financing costs	7,043	4,022
Amortization of offering costs	369	225
Purchases of investments	(8,975,826)	(5,545,473)
Proceeds from sale of investments and principal repayments	3,959,337	1,268,234
Changes in operating assets and liabilities:
Interest receivable	(64,394)	(37,013)
Receivable for investments sold	(307,717)	(28,830)
Other assets	(77,562)	(7,178)
Payable for investments purchased	616,471	288,017
Management fees payable	3,530	2,685
Performance-based incentive fees payable	9,137	10,140
Accrued administrative services expense payable	465	(10)
Interest payable	10,482	27,987
Other liabilities and accrued expenses	(15,651)	(945)
Net Cash Used in/Provided by Operating Activities	$(4,580,442)	$(3,777,304)

Financing Activities
Issuances of debt	$4,918,574	$3,326,898
Payments of debt	(2,802,110)	(1,294,056)
Financing costs paid and deferred	(12,343)	(5,776)
Proceeds from issuance of common shares	3,818,829	2,745,848
Repurchased shares, net of early repurchase deduction paid	(192,572)	(169,391)
Distributions paid	(303,518)	(137,382)
Offering costs paid and deferred	(369)	(225)
Net Cash Used in/Provided by Financing Activities	$5,426,491	$4,465,916

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash and cash equivalents and foreign currencies during the period	$846,049	$688,612
Effect of foreign exchange rate changes on cash and cash equivalents	179	11
Cash, cash equivalents and foreign currencies at beginning of period	412,840	271,175
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$1,259,068	$959,798

Supplemental Disclosure and Non-Cash Information
Cash interest paid	$183,203	$92,450
Distributions payable	$106,656	$54,505
Reinvestment of distributions during the period	$229,028	$109,926
Payment-in-kind income	$14,511	$9,052

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Aerospace & Defense
Accel International
Accel International Holdings, LLC	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	4/24/2032	$187,003	$186,087	$186,068	(4)(16)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	4/24/2032	—	(157)	(161)	(4)(5)(12)(32)
					185,930	185,907
Kaman
Kaman Corp	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	2/26/2032	38,379	38,321	38,383	(16)(17)
	First Lien Secured Debt - Delayed Draw	S+275, 0.50% Floor	2/26/2032	—	(6)	—	(12)(32)
					38,315	38,383
MRO Holdings
MRO Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	4/28/2032	240,913	240,701	240,913	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	5/5/2032	—	(832)	(850)	(4)(5)(9)(12)(32)
					239,869	240,063
Propulsion BC Newco LLC
Propulsion BC Newco LLC	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	9/14/2029	3,491	3,491	3,504	(8)(16)
Spirit Aerosystems
Spirit Aerosystems, Inc.	First Lien Secured Debt - Term Loan	Variable	9/30/2025	47,750	47,750	47,750	(4)(8)(31)
Transdigm
Transdigm Inc.	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	1/19/2032	2,812	2,806	2,819	(8)(16)
		Total Aerospace & Defense			$518,161	$518,426

Automobile Components
Clarience Technologies
Truck-Lite Co., LLC	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	2/13/2032	$195,478	$194,724	$193,524	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+575, 0.75% Floor	2/13/2032	—	(596)	(854)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+575, 0.75% Floor	2/13/2031	—	(38)	(193)	(4)(5)(12)(32)
					194,090	192,477
Mavis Tire Express Services
Mavis Tire Express Services TopCo, L.P.	First Lien Secured Debt - Term Loan	S+300, 0.75% Floor	5/4/2028	46,456	46,348	46,492	(16)
		Total Automobile Components			$240,438	$238,969

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Banks
Creative Planning
CPI Holdco B, LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	5/17/2031	$30,500	$30,446	$30,510	(15)(16)
Creative Planning, LLC	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	5/17/2031	9,975	9,900	9,958	(15)
		Total Banks			$40,346	$40,468

Beverages
Celsius
Celsius Holdings Inc	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	4/1/2032	$2,500	$2,488	$2,518	(8)(16)
Sazerac
Sazerac Co Inc	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	6/25/2032	40,000	39,800	40,051	(15)
		Total Beverages			$42,288	$42,569

Building Products
Chamberlain Group
Chariot Buyer LLC	First Lien Secured Debt - Term Loan	S+335, 0.50% Floor	11/3/2028	$52,062	$51,804	$52,210	(15)
Kodiak
Kodiak BP, LLC	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	12/4/2031	37,687	37,099	36,383	(16)
Omnimax
Omnimax International, LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	12/6/2030	30,485	29,918	29,994	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	12/6/2030	9,415	9,240	9,264	(4)(17)
					39,158	39,258
Quikrete
Quikrete Holdings, Inc.	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	2/10/2032	84,661	84,458	84,651	(15)(16)
RF Fager
R.F. Fager Company, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	3/4/2030	2,379	2,335	2,343	(4)(9)(15)(16)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	3/4/2030	354	341	339	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	3/4/2030	—	(10)	(9)	(4)(5)(9)(12)(32)
					2,666	2,673

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
US LBM
LBM Acquisition, LLC	First Lien Secured Debt - Term Loan	S+385, 0.75% Floor	12/17/2027	10,835	10,780	10,713	(15)
		Total Building Products			$225,965	$225,888

Capital Markets
Arrowhead Engineered Products
Arrowhead Holdco Company	First Lien Secured Debt - Term Loan	S+265 Cash plus 2.75% PIK, 0.75% Floor	8/31/2028	$10,299	$10,299	$7,519	(4)(16)
Dragon Buyer
Dragon Buyer Inc	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	9/30/2031	6,337	6,307	6,356	(16)
Edelman Financial Services
The Edelman Financial Center, LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	4/7/2028	60,629	60,534	60,763	(15)
Focus Financial
Focus Financial Partners, LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	9/15/2031	71,224	70,832	71,153	(15)
Hudson River Trading
Hudson River Trading LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	3/18/2030	6,982	6,965	7,012	(16)
Jane Street Group
Jane Street Group, LLC	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	12/15/2031	2,992	2,992	2,992	(16)
Rialto
Rialto Management Group, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/5/2030	67,355	66,731	66,849	(4)(15)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/5/2030	—	(22)	(18)	(4)(5)(12)(32)
					66,709	66,831
True Potential
Kane Bidco Limited	First Lien Secured Debt - Corporate Bond	SONIA+625, 0.00% Floor	2/15/2028	£69,000	86,665	95,660	(3)(4)(8)(9)(18)
	First Lien Secured Debt - Corporate Bond	SONIA+500, 0.00% Floor	3/21/2030	£61,000	77,684	82,476	(3)(4)(8)(9)(18)
	First Lien Secured Debt - Corporate Bond	6.50%	2/15/2027	2,000	2,422	2,780	(3)(8)(9)
	First Lien Secured Debt - Corporate Bond	5.00%	2/15/2027	1,000	1,095	1,191	(3)(8)(9)
					167,866	182,107
		Total Capital Markets			$392,504	$404,733

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Chemicals
Heubach
Heubach Holdings USA LLC	First Lien Secured Debt - Term Loan	11.00%	4/30/2024	$485	$427	$243	(4)(8)(16)(28)
SK Neptune Husky Group Sarl	First Lien Secured Debt - Term Loan	5.50%	1/3/2029	9,588	9,439	—	(4)(8)(16)(28)
					9,866	243
RMC
RMC Topco LLC	Common Equity - Equity Unit	N/A	N/A	100 Shares	100	132	(4)(9)(33)
Rochester Midland Corporation	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	8/1/2029	12,519	12,320	12,331	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	8/1/2029	9,400	9,172	9,062	(4)(9)(12)(15)(32)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	8/1/2029	—	(55)	(52)	(4)(5)(9)(12)(32)
					21,537	21,473
Solenis
Solenis Holding Limited	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	6/20/2031	31,119	30,695	30,815	(16)
Vita Global
Vita Global FinCo Limited	First Lien Secured Debt - Term Loan	12.77% PIK	9/23/2027	£17,514	23,701	18,151	(3)(4)(8)(10)(18)
		Total Chemicals			$85,799	$70,682

Commercial Services & Supplies
48forty Solutions
Alpine Acquisition Corp II	First Lien Secured Debt - Term Loan	S+615 Cash plus 1.24% PIK, 1.00% Floor	11/30/2029	$7,571	$7,275	$4,732	(4)(16)(28)
Allied Universal
Allied Universal Holdco LLC	First Lien Secured Debt - Term Loan	S+385, 0.50% Floor	5/12/2028	48,500	48,359	48,786	(15)(16)
American Express GBT
GBT US III LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	7/28/2031	19,900	19,855	19,958	(8)(16)
Associa
Associations Inc.	First Lien Secured Debt - Term Loan	S+676, 1.00% Floor	7/2/2028	17,341	17,328	17,298	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+676, 1.00% Floor	7/2/2028	444	443	441	(4)(16)(32)
	First Lien Secured Debt - Revolver	S+676, 1.00% Floor	7/2/2028	952	951	952	(4)(12)(16)(32)
					18,722	18,691

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
AVI-SPL
A&V Holdings Midco, LLC	First Lien Secured Debt - Term Loan	S+500, 0.00% Floor	6/6/2031	173,813	171,502	171,431	(4)(9)(15)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.00% Floor	6/6/2031	—	(228)	(488)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 0.00% Floor	6/6/2031	—	—	—	(4)(9)(12)(32)
					171,274	170,943
Best Trash
Bingo Group Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	7/10/2031	17,435	17,240	17,348	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	7/10/2031	727	693	700	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	7/10/2031	63	40	52	(4)(9)(12)(16)(32)
					17,973	18,100
Convergint
DG Investment Intermediate Holdings 2, Inc.	First Lien Secured Debt - Term Loan	S+361, 0.75% Floor	3/31/2028	18,431	18,349	18,488	(15)
CoreTrust
Coretrust Purchasing Group LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	10/1/2029	37,421	36,718	37,047	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	10/1/2029	—	(69)	(79)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	10/1/2029	—	(87)	(47)	(4)(5)(12)(32)
					36,562	36,921
Encore
AVSC Holding Corp.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/5/2031	201,843	198,050	199,321	(4)(15)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/5/2029	—	(385)	(271)	(4)(5)(12)(32)
					197,665	199,050
GardaWorld
Garda World Security Corporation	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	2/1/2029	46,559	46,381	46,701	(8)(15)
Heritage Environmental Services
Heritage Environmental Services, Inc.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	1/31/2031	87,541	86,425	88,197	(4)(9)(16)
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	1/31/2031	11,732	11,679	11,556	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	1/31/2031	—	(28)	(94)	(4)(5)(9)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	1/31/2030	—	(4)	—	(4)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	1/31/2030	—	(140)	—	(4)(9)(12)(32)
					97,932	99,659

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
HKA
Mount Olympus Bidco Limited	First Lien Secured Debt - Term Loan	S+550, 0.50% Floor	8/9/2029	13,705	13,457	13,466	(4)(8)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 0.50% Floor	8/9/2029	4,760	4,741	4,677	(4)(8)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+625, 0.50% Floor	8/9/2029	918	888	883	(4)(8)(9)(12)(16)(32)
					19,086	19,026
Ironclad
Ironhorse Purchaser, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	9/30/2027	2,984	2,946	2,924	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+650, 1.00% Floor	9/30/2027	—	(17)	(29)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	9/30/2027	—	(78)	(82)	(4)(5)(9)(12)(32)
					2,851	2,813
Profile Products
Profile Products LLC	First Lien Secured Debt - Term Loan	S+560, 0.75% Floor	11/12/2027	4,838	4,838	4,838	(4)(16)
PureStar
AMCP Clean Acqusition Company, LLC	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	6/15/2028	96,556	95,527	96,375	(9)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	6/15/2028	21,420	21,332	21,346	(9)(12)(16)(32)
					116,859	117,721
R.R. Donnelley
R. R. Donnelley & Sons Company	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	8/8/2029	226,260	220,362	221,735	(4)(9)(15)
Resource Innovations
North Haven RI Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	3/29/2030	20,520	20,161	20,269	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	3/29/2030	2,975	2,869	2,863	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	3/29/2030	—	(40)	(30)	(4)(5)(9)(12)(32)
					22,990	23,102
SafetyCo
HEF Safety Ultimate Holdings, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	11/19/2029	10,485	10,280	10,413	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	11/19/2029	1,593	1,565	1,573	(4)(9)(12)(17)(32)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	11/17/2029	687	660	677	(4)(9)(12)(17)(32)
					12,505	12,663

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Smith System
Smith Topco, Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	11/6/2029	14,361	14,112	14,145	(4)(9)(16)(17)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	11/6/2029	—	(28)	(25)	(4)(5)(9)(12)(32)
					14,084	14,120
Stamps.com
Auctane, Inc.	First Lien Secured Debt - Term Loan	S+585, 0.75% Floor	10/5/2028	31,525	31,188	30,422	(4)(9)(17)
SumUp
SumUp Holdings Luxembourg S.a.r.l.	First Lien Secured Debt - Delayed Draw	E+650, 1.50% Floor	5/23/2031	€40,000	42,908	46,087	(3)(4)(8)(10)(12)(21)(32)
Trugreen
Trugreen Limited Partnership	First Lien Secured Debt - Term Loan	S+400, 0.75% Floor	11/2/2027	4,987	4,713	4,744	(16)
United Site Services
Vortex Opco LLC	First Lien Secured Debt - Term Loan	8.66%	12/17/2028	35,001	33,467	15,856	(9)(16)(28)
	First Lien Secured Debt - Term Loan	S+625, 0.50% Floor	4/30/2030	8,380	8,135	8,422	(9)(16)
					41,602	24,278
USA DeBusk
USA DeBusk LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	4/30/2031	13,183	13,010	13,043	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	4/30/2031	698	662	646	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	4/30/2030	794	771	776	(4)(9)(12)(16)(32)
					14,443	14,465
		Total Commercial Services & Supplies			$1,228,776	$1,218,043

Communications Equipment
CommScope
Commscope, LLC	First Lien Secured Debt - Term Loan	S+525, 2.00% Floor	12/17/2029	$231,735	$233,440	$234,897	(8)(15)
	First Lien Secured Debt - Corporate Bond	9.50%	12/15/2031	4,265	4,175	4,464	(8)
					237,615	239,361
Congruex
Congruex Group LLC	First Lien Secured Debt - Term Loan	S+165 Cash plus 5.00% PIK, 0.75% Floor	5/3/2029	30,581	30,136	26,803	(9)(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
MCA
Mobile Communications America, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	10/16/2029	8,298	8,137	8,215	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	10/16/2029	1,955	1,915	1,896	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	10/16/2029	120	96	107	(4)(9)(12)(16)(32)
					10,148	10,218
Mitel Networks
Mitel Networks	Common Equity - Stock	N/A	N/A	733,019 Shares	3,465	5,829	(4)(8)(33)
MLN US Holdco LLC	First Lien Secured Debt - Term Loan	S+800, 1.00% Floor	6/20/2030	6,588	5,733	5,732	(4)(8)(15)
					9,198	11,561
		Total Communications Equipment			$287,097	$287,943

Construction & Engineering
Accelevation
Accelevation LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	1/2/2031	$9,231	$9,101	$9,185	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	1/2/2031	291	265	273	(4)(12)(15)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	1/2/2031	831	799	819	(4)(12)(15)(32)
					10,165	10,277
American Restoration
American Restoration Holdings, LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	7/24/2030	6,431	6,318	6,367	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+510, 1.00% Floor	7/24/2030	11,834	11,693	11,606	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+510, 1.00% Floor	7/24/2030	1,037	1,006	1,019	(4)(9)(12)(16)(32)
					19,017	18,992
ASC Engineered Solutions
Fire Flow Intermediate Corporation	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	7/10/2031	195,020	193,273	191,608	(4)(16)
Tailwind Fire Flow Investor, LP	Common Equity - Membership Interest	N/A	N/A	100 Shares	101	101	(4)(33)
					193,374	191,709
Circor
Cube A&D Buyer Inc	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	10/17/2031	24,439	24,341	24,599	(9)(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Pave America
Pave America Interco, LLC	First Lien Secured Debt - Term Loan	S+565, 1.00% Floor	8/9/2030	25,609	25,175	25,225	(4)(9)(16)
	First Lien Secured Debt - Term Loan	S+565, 1.00% Floor	2/7/2029	6,729	6,599	6,628	(4)(9)(16)
	First Lien Secured Debt - Term Loan	S+565, 1.00% Floor	2/7/2028	6,723	6,570	6,622	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+565, 1.00% Floor	8/9/2030	3,668	3,607	3,613	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+565, 1.00% Floor	2/7/2029	—	(71)	(158)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+565, 1.00% Floor	2/7/2028	2,719	2,656	2,647	(4)(9)(16)(32)
					44,536	44,577
Traffic Management Solutions
Traffic Management Solutions, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/26/2030	7,342	7,240	7,267	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/26/2030	3,255	3,210	3,221	(4)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/26/2030	—	(20)	(15)	(4)(5)(12)(32)
					10,430	10,473
Trench Plate Rental Co.
Trench Plate Rental Co.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	12/3/2028	44,091	43,801	43,650	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+560, 1.00% Floor	12/3/2028	1,364	1,326	1,318	(4)(9)(12)(16)(32)
Trench Safety Solutions Holdings, LLC	Common Equity - Equity Unit	N/A	N/A	331 Shares	50	42	(4)(9)(33)
					45,177	45,010
		Total Construction & Engineering			$347,040	$345,637

Construction Materials
Hobbs & Associates
Hobbs & Associates LLC/VA	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	7/23/2031	$23,996	$23,976	$24,034	(15)
Madison Air
Madison IAQ LLC	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	5/6/2032	46,500	46,033	46,685	(16)
	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	6/21/2028	2,992	2,974	2,998	(17)
					49,007	49,683

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Volunteer Materials
Volunteer AcquisitionCo, LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	9/1/2029	5,105	5,007	4,952	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+650, 1.00% Floor	9/1/2029	376	369	365	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	9/1/2029	—	(13)	(23)	(4)(5)(9)(12)(32)
					5,363	5,294
		Total Construction Materials			$78,346	$79,011

Consumer Finance
LendingTree
LendingTree, Inc.	First Lien Secured Debt - Term Loan	S+575, 1.50% Floor	3/27/2031	$52,218	$51,086	$52,218	(4)(8)(9)(15)(16)
	First Lien Secured Debt - Delayed Draw	S+575, 1.50% Floor	3/27/2031	23,241	22,756	23,241	(4)(8)(9)(15)
		Total Consumer Finance			$73,842	$75,459

Consumer Staples Distribution & Retail
ASDA
Bellis Acquisition Company PLC	First Lien Secured Debt - Term Loan	SONIA+603, 0.00% Floor	10/22/2029	£116,903	$140,743	$156,488	(3)(4)(8)(9)(18)
	First Lien Secured Debt - Term Loan	E+400, 0.00% Floor	5/14/2031	€5,000	5,292	5,594	(3)(8)(9)(21)
					146,035	162,082
KeHE Distributors
KeHE Distributors LLC / KeHE Finance Corp / NextWave Distribution Inc	First Lien Secured Debt - Corporate Bond	9.00%	2/15/2029	13,194	13,335	13,678
Protein for Pets
Protein For Pets Opco, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	9/20/2030	44,830	44,069	44,046	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	9/20/2030	1,274	1,197	1,191	(4)(9)(12)(15)(32)
					45,266	45,237
Rise Baking
Viking Baked Goods Acquisition Corporation	First Lien Secured Debt - Term Loan	S+500, 0.00% Floor	11/4/2031	159,200	156,976	156,016	(4)(9)(16)
		Total Consumer Staples Distribution & Retail			$361,612	$377,013

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Containers & Packaging
Ardagh
Ardagh Group S.A.	First Lien Secured Debt - Term Loan	8.88%	7/2/2029	€99,000	$105,268	$115,451	(3)(4)(8)(9)(10)
Ardagh Metal
Ardagh Metal Packaging Finance plc	First Lien Secured Debt - Term Loan	E+450, 1.00% Floor	9/24/2029	€59,921	66,536	70,231	(3)(4)(8)(10)(20)
Berlin Packaging
Berlin Packaging L.L.C.	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	6/7/2031	31,326	31,241	31,474	(15)(16)
Berry Global
Vybond Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	2/3/2032	20,800	20,502	20,488	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	2/3/2032	—	(50)	(105)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	2/3/2032	—	(99)	(105)	(4)(5)(12)(32)
					20,353	20,278
BOX Partners
Bp Purchaser LLC	First Lien Secured Debt - Term Loan	10.16% PIK	12/11/2028	7,644	7,644	6,650	(4)(16)
Tekni-Plex
Trident TPI Holdings, Inc.	First Lien Secured Debt - Term Loan	S+375, 0.50% Floor	9/15/2028	63,786	63,034	62,759	(15)(16)
Truvant
NPPI Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	8/20/2029	25,596	25,267	25,276	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	8/20/2029	—	2	(69)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	8/20/2029	184	186	138	(4)(9)(12)(15)(32)
					25,455	25,345
		Total Containers & Packaging			$319,531	$332,188

Diversified Consumer Services
Accelerate Learning
Eagle Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+250 Cash plus 4.75% PIK, 1.00% Floor	3/22/2030	$23,388	$22,903	$22,920	(4)(9)(10)(16)
	First Lien Secured Debt - Revolver	S+250 Cash plus 4.75% PIK, 1.00% Floor	3/22/2029	4,015	3,913	3,945	(4)(9)(16)(32)
					26,816	26,865

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)		Cost (34)	Fair Value (1)(35)
Excelligence
Excelligence Learning Corporation	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	1/18/2030		84,370	83,003	83,105	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	1/18/2030		4,747	4,587	4,543	(4)(9)(12)(16)(32)
						87,590	87,648
Gateway Services
Gateway US Holdings, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/22/2028		84,766	84,287	84,344	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	9/22/2028		7,191	7,142	7,135	(4)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	9/22/2028		—	(13)	(13)	(4)(5)(12)(32)
						91,416	91,466
Greencross
Vermont Aus Pty Ltd	First Lien Secured Debt - Term Loan	BBSW+575, 0.75% Floor	3/23/2028	A$	156,725	106,642	102,633	(3)(4)(8)(9)(25)
ISP
International Schools Partnership Limited	First Lien Secured Debt - Delayed Draw	E+525, 0.00% Floor	7/6/2028		€25,016	25,208	28,843	(3)(4)(8)(10)(12)(20)(32)
Legacy.com
Lotus Topco Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	6/7/2030		11,647	11,497	11,501	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	6/7/2030		—	(36)	(74)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	6/7/2030		—	(29)	(29)	(4)(5)(12)(32)
						11,432	11,398
Mariani
CI	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	3/27/2030		23,716	23,376	23,361	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	3/27/2030		1,016	930	849	(4)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	3/27/2030		1,216	1,180	1,178	(4)(9)(12)(16)(32)
						25,486	25,388
Nord Anglia Education Inc
Fugue Finance LLC	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	1/9/2032		10,000	10,000	10,072	(17)
QA Group
Ichnaea UK Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+600, 0.00% Floor	10/5/2029		£31,000	36,771	42,127	(3)(4)(8)(9)(18)
Reliable Doors
Reliable Doors, LLC	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	10/4/2028		6,202	6,114	6,202	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+600, 1.00% Floor	10/4/2028		2,102	2,066	2,102	(4)(9)(12)(15)(32)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	10/4/2028		114	106	114	(4)(9)(12)(15)(32)
						8,286	8,418

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
SAVATREE
CI	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/6/2031	17,201	17,027	16,996	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	10/12/2028	—	(50)	(119)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	6/6/2031	284	248	257	(4)(12)(16)(32)
					17,225	17,134
SERVPRO
One Silver Serve, LLC	First Lien Secured Debt - Term Loan	S+535, 1.00% Floor	12/18/2028	20,995	20,840	20,680	(4)(15)(16)
	First Lien Secured Debt - Delayed Draw	S+510, 1.00% Floor	12/18/2028	11,975	11,808	11,700	(4)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+535, 1.00% Floor	12/18/2028	3,312	3,277	3,239	(4)(12)(16)(32)
					35,925	35,619
Village Pet Care
Village Pet Care, LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	9/22/2029	909	895	900	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+650, 1.00% Floor	9/22/2029	764	732	727	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	9/22/2029	365	358	361	(4)(9)(12)(16)(32)
					1,985	1,988
		Total Diversified Consumer Services			$484,782	$489,599

Diversified Telecommunication Services
Cablevision Systems
CSC Holdings, LLC	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	1/18/2028	$142,686	$139,273	$140,983	(8)(15)
	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	4/15/2027	43,961	42,190	42,886	(8)(16)(24)
	First Lien Secured Debt - Term Loan	S+150, 0.00% Floor	4/15/2027	3,000	2,906	2,927	(8)
	First Lien Secured Debt - Revolver	S+225, 0.00% Floor	7/13/2027	84	69	77	(8)(12)(15)(32)
					184,438	186,873
LEVEL 3 FINANCING INC
Level 3 Financing, Inc.	First Lien Secured Debt - Term Loan	S+425, 0.50% Floor	3/29/2032	73,500	72,428	74,403	(15)(16)
		Total Diversified Telecommunication Services			$256,866	$261,276

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Electric Utilities
Dynagrid
Megavolt Borrower, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	2/13/2032	$18,750	$18,390	$18,375	(4)(16)
GridTek
BGIF IV Fearless Utility Services, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	6/9/2031	134,381	133,190	133,037	(4)(9)(15)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	6/9/2031	—	(209)	(491)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 0.50% Floor	6/7/2030	—	(195)	(235)	(4)(5)(9)(11)(12)(32)
					132,786	132,311
Westinghouse
Brookfield WEC Holdings Inc.	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	1/27/2031	9,925	9,933	9,939	(15)
		Total Electric Utilities			$161,109	$160,625

Electrical Equipment
International Wire Group
IW Buyer LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	6/28/2029	$19,700	$19,356	$19,504	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+510, 1.00% Floor	6/28/2029	—	(63)	(31)	(4)(5)(9)(12)(32)
					19,293	19,473
Trescal
Ruler Bidco S.A R.L.	First Lien Secured Debt - Term Loan	E+550, 0.00% Floor	4/29/2030	€28,282	30,392	32,815	(3)(4)(8)(9)(21)
	First Lien Secured Debt - Term Loan	S+550, 0.50% Floor	4/29/2030	11,498	11,236	11,383	(4)(8)(9)(17)
	First Lien Secured Debt - Delayed Draw	E+650, 0.00% Floor	4/29/2030	€11,200	12,097	12,995	(3)(4)(8)(9)(21)
	First Lien Secured Debt - Delayed Draw	E+500, 0.50% Floor	4/29/2030	€7,003	7,625	7,997	(3)(4)(8)(9)(12)(21)(32)
					61,350	65,190
		Total Electrical Equipment			$80,643	$84,663

Electronic Equipment, Instruments & Components
Lightning Power
Lightning Power, LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	8/18/2031	$11,414	$11,366	$11,448	(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Madison Safety
Madison Safety & Flow LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	9/26/2031	19,406	19,324	19,466	(15)
		Total Electronic Equipment, Instruments & Components			$30,690	$30,914

Energy Equipment & Services
Camin Cargo
Camin Cargo Control Holdings, Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	12/7/2029	$31,065	$30,510	$30,696	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	12/7/2029	755	709	699	(4)(9)(12)(17)(32)
	First Lien Secured Debt - Revolver	P+450, 1.00% Floor	12/7/2029	3,059	2,978	3,013	(4)(9)(12)(15)(24)(32)
					34,197	34,408
Colonial
Colossus AcquireCo LLC	First Lien Secured Debt - Term Loan	S+175, 0.00% Floor	6/11/2032	8,000	7,960	7,957	(15)
		Total Energy Equipment & Services			$42,157	$42,365

Entertainment
Chernin Entertainment
Jewel Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+560, 0.50% Floor	7/1/2027	$85,241	$84,127	$85,241	(4)(9)(16)
Creative Artists Agency
Creative Artists Agency, LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	10/1/2031	3,990	3,985	4,006	(16)
Entertainment Partners
EP Purchaser, LLC	First Lien Secured Debt - Term Loan	S+376, 0.50% Floor	11/6/2028	1,770	1,713	1,743	(16)
Jagex
Janus Bidco Limited	First Lien Secured Debt - Term Loan	S+600, 0.00% Floor	4/25/2031	67,361	65,875	66,014	(4)(8)(9)(10)(17)
	First Lien Secured Debt - Term Loan	E+600, 0.00% Floor	4/25/2031	€2,202	2,698	2,962	(3)(4)(8)(9)(10)(21)
	First Lien Secured Debt - Delayed Draw	SONIA+600, 0.00% Floor	4/25/2031	£—	(206)	(435)	(3)(4)(5)(8)(9)(10)(12)(32)
					68,367	68,541
		Total Entertainment			$158,192	$159,531

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Financial Services
AffiniPay
Eclipse Buyer, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	9/8/2031	$22,738	$22,530	$22,511	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	9/8/2031	—	(17)	(39)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	9/8/2031	—	(17)	(20)	(4)(5)(12)(32)
Eclipse Topco, Inc.	Preferred Equity - Preferred Stocks	Equity plus 12.50% PIK	N/A	6,692,903 Shares	5,940	6,626	(4)(33)
					28,436	29,078
Alpha FMC
Actium Midco 3	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	8/30/2031	£35,254	45,452	47,666	(3)(4)(8)(10)(18)
	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	8/30/2031	41,610	41,610	40,986	(4)(8)(10)(17)
	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	8/30/2031	€18,790	20,770	21,691	(3)(4)(8)(10)(21)
	First Lien Secured Debt - Delayed Draw	SONIA+525, 0.00% Floor	8/30/2031	£10,500	13,442	13,982	(3)(4)(8)(10)(12)(18)(32)
					121,274	124,325
Apex Group Treasury
Apex Group Treasury LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	2/27/2032	14,653	14,580	14,621	(8)(15)
Ascensus
Ascensus Holdings, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	8/2/2028	7,294	7,268	7,317	(15)
AssetMark
GTCR Everest Borrower, LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	9/5/2031	7,960	7,942	7,980	(16)
CFC Group
CFC USA 2025 LLC	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	5/30/2032	25,000	24,750	24,938	(8)(15)
Crete PA
Crete PA Holdco, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/25/2030	23,256	23,149	22,907	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/25/2030	2,326	2,269	1,977	(4)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/25/2030	—	(16)	(52)	(4)(5)(12)(32)
					25,402	24,832
FE Fundinfo
Tulip Bidco Limited	First Lien Secured Debt - Delayed Draw	9.22%	12/13/2027	£7,069	7,553	5,851	(3)(4)(8)(10)(12)(32)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
GC Waves
GC Waves Holdings, Inc.	First Lien Secured Debt - Term Loan	S+485, 0.75% Floor	10/4/2030	63,212	63,140	62,972	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+485, 0.75% Floor	10/4/2030	18,683	18,452	18,555	(4)(9)(12)(15)(32)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/4/2030	—	(3)	(10)	(4)(5)(9)(12)(32)
					81,589	81,517
Gen II
PEX Holdings LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	11/26/2031	20,306	20,258	20,350	(16)(17)
Hargreaves Lansdown
Harp Finco Limited	First Lien Secured Debt - Term Loan	SONIA+550, 0.00% Floor	3/27/2032	£134,986	171,398	181,582	(3)(4)(8)(10)(18)
ISIO
Madonna Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	10/27/2031	£23,819	30,331	32,124	(3)(4)(8)(9)(10)(18)
	First Lien Secured Debt - Delayed Draw	SONIA+525, 0.00% Floor	10/27/2031	£248	260	224	(3)(4)(8)(9)(10)(12)(18)(32)
					30,591	32,348
Jensen Hughes
Jensen Hughes, Inc	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	9/1/2031	78,054	76,987	77,078	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	9/1/2031	—	(146)	(339)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	9/1/2031	—	(117)	(110)	(4)(5)(11)(12)(32)
					76,724	76,629
Nexity
Evoriel	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	4/2/2031	€43,574	46,112	51,071	(3)(4)(8)(9)(10)(21)
	First Lien Secured Debt - Delayed Draw	E+525, 0.00% Floor	4/2/2031	€12,201	12,875	14,240	(3)(4)(8)(9)(10)(12)(21)(32)
					58,987	65,311
Ocorian
Orthrus Ltd	First Lien Secured Debt - Term Loan	S+350 Cash plus 2.75% PIK, 1.00% Floor	12/5/2031	42,858	42,263	42,215	(4)(8)(9)(10)(16)
	First Lien Secured Debt - Term Loan	SONIA+625 Cash plus 2.71% PIK, 0.00% Floor	12/5/2031	£18,162	22,850	24,556	(3)(4)(8)(9)(10)(18)
	First Lien Secured Debt - Term Loan	E+625 Cash plus 2.75% PIK, 0.00% Floor	12/5/2031	€16,222	16,944	18,822	(3)(4)(8)(9)(10)(20)
	First Lien Secured Debt - Delayed Draw	SONIA+625, 0.00% Floor	12/5/2031	—	(220)	(172)	(3)(4)(5)(8)(9)(10)(12)(32)
					81,837	85,421

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
OSTTRA
Orion US Finco	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	5/20/2032	15,000	14,925	15,064	(8)(15)
Paymentsense
Hurricane Cleanco Limited	First Lien Secured Debt - Term Loan	12.50% Cash plus 6.25% PIK, 1.00% Floor	11/21/2029	£51,630	61,518	70,161	(3)(4)(8)(9)
PIB
Paisley Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+500, 0.00% Floor	5/7/2031	£83,858	104,216	114,244	(3)(4)(8)(9)(10)(18)
	First Lien Secured Debt - Term Loan	E+500, 0.00% Floor	5/7/2031	€28,797	30,776	33,668	(3)(4)(8)(9)(10)(21)
	First Lien Secured Debt - Delayed Draw	SONIA+475, 0.00% Floor	5/7/2031	£6,358	6,899	7,532	(3)(4)(8)(9)(10)(12)(18)(32)
					141,891	155,444
PMA
PMA Parent Holdings, LLC	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	1/31/2031	13,978	13,844	13,838	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	1/31/2031	—	(9)	(10)	(4)(5)(9)(12)(32)
					13,835	13,828
Singular Bank
Pluto Holdco Limited	First Lien Secured Debt - Term Loan	E+385 Cash plus 6.34% PIK, 0.00% Floor	12/9/2025	€13,408	14,508	15,755	(3)(4)(8)(9)(10)(20)
Stretto
Stretto, Inc.	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	10/13/2028	125,933	124,138	124,358	(4)(9)(16)
Strongpoint
Howardsimon LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	12/13/2030	21,071	21,022	20,807	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	12/13/2030	16,208	16,032	15,158	(4)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	12/13/2030	—	(9)	(47)	(4)(5)(12)(32)
					37,045	35,918
Title Resource Group
RE Closing Buyer Corp.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	9/27/2031	132,492	130,031	129,510	(4)(8)(9)(16)
VEPF VII
VEPF VII Holdings, L.P.	First Lien Secured Debt - Term Loan	S+450 Cash plus 5.25% PIK, 0.00% Floor	2/28/2028	20,021	19,968	20,219	(4)(8)(16)
WHP Global
WH Borrower, LLC	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	2/20/2032	56,850	56,275	56,939	(16)
		Total Financial Services			$1,372,723	$1,419,296

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Food Products
Nutpods
Green Grass Foods, Inc.	First Lien Secured Debt - Term Loan	S+625, 1.00% Floor	12/26/2029	$3,694	$3,634	$3,685	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	12/26/2029	—	(19)	(3)	(4)(5)(9)(12)(32)
Nutpods Holdings, Inc.	Common Equity - Stock	N/A	N/A	125 Shares	125	122	(4)(9)(33)
					3,740	3,804
Patriot Pickle
Patriot Foods Buyer, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	12/24/2029	6,485	6,381	6,420	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	12/22/2029	—	(19)	(25)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	12/22/2029	—	(14)	(9)	(4)(5)(9)(12)(32)
					6,348	6,386
		Total Food Products			$10,088	$10,190

Ground Transportation
Boasso
Channelside AcquisitionCo, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	6/30/2028	$39,727	$39,076	$39,331	(4)(9)(15)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	6/30/2028	—	(21)	(45)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	7/1/2026	—	(1)	(39)	(4)(5)(9)(12)(32)
					39,054	39,247
First Student
First Student Bidco Inc.	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	7/21/2028	4,399	4,405	4,407	(16)
Genesee & Wyoming
Genesee & Wyoming Inc.	First Lien Secured Debt - Term Loan	S+175, 0.00% Floor	4/10/2031	36,331	36,043	36,183	(16)
Olympus Terminals
Olympus Terminals Holdco II LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	12/17/2030	37,069	36,378	36,364	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	12/17/2030	—	(110)	(228)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	12/17/2030	—	(184)	(190)	(4)(5)(12)(32)
					36,084	35,946

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)		Cost (34)	Fair Value (1)(35)
Student Transportation of America
Student Transportation of America Holdings Inc	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	6/24/2032		7,280	7,244	7,304	(16)
	First Lien Secured Debt - Delayed Draw	S+325, 0.00% Floor	6/24/2032		—	(3)	—	(32)
						7,241	7,304
Transportation Insight
TI Intermediate Holdings, LLC	First Lien Secured Debt - Term Loan	S+460 Cash plus 1.00% PIK, 1.00% Floor	6/18/2027		7,333	7,333	4,931	(4)(16)
		Total Ground Transportation				$130,160	$128,018

Health Care Equipment & Supplies
Bausch Health
Bausch + Lomb Corporation	First Lien Secured Debt - Term Loan	S+425, 0.00% Floor	1/15/2031		$17,310	$17,224	$17,364	(8)(15)
Corpuls
Heartbeat BidCo GmbH	First Lien Secured Debt - Term Loan	E+650, 0.50% Floor	6/28/2030		€20,000	21,487	23,441	(3)(4)(8)(9)(20)
Dr. Scholls
DRS Holdings III, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	11/1/2028		22,104	22,001	21,994	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	11/1/2028		—	(6)	(7)	(4)(5)(9)(12)(32)
						21,995	21,987
Medline
Medline Borrower LP	First Lien Secured Debt - Term Loan	S+225, 0.50% Floor	10/23/2028		80,058	80,103	80,240	(15)
Resonetics
Resonetics, LLC	First Lien Secured Debt - Term Loan	S+325, 0.75% Floor	6/18/2031		9,925	9,914	9,944	(16)
Treace Medical Concepts
Treace Medical Concepts, Inc.	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	4/1/2027		7,292	7,277	7,255	(4)(8)(9)(15)(29)
	First Lien Secured Debt - Revolver	S+410, 1.00% Floor	4/1/2027		200	200	193	(4)(8)(9)(12)(15)(29)(32)
						7,477	7,448
Vantive
Spruce Bidco II Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	1/30/2032		116,857	115,176	115,105	(4)(9)(17)
	First Lien Secured Debt - Term Loan	T+525, 0.75% Floor	1/30/2032		¥2,261,924	14,556	15,472	(3)(4)(9)(27)
	First Lien Secured Debt - Term Loan	C+500, 0.75% Floor	1/30/2032	C$	21,156	14,370	15,303	(3)(4)(9)(26)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	1/31/2032		—	(374)	(395)	(4)(5)(9)(12)(32)
						143,728	145,485

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Zest Dental Solutions
Zest Acquisition Corp.	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	2/8/2028	20,732	20,562	20,732	(16)
Zeus
Zeus Company LLC	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	2/28/2031	53,493	52,805	53,626	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	2/28/2031	5,018	4,924	5,030	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	2/28/2030	—	(88)	—	(4)(9)(12)(32)
					57,641	58,656
		Total Health Care Equipment & Supplies			$380,131	$385,297

Health Care Providers & Services
Advarra
Advarra Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	9/15/2031	$187,316	$186,461	$188,253	(4)(9)(15)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	9/15/2031	—	(28)	—	(4)(9)(12)(32)
					186,433	188,253
Affordable Care
ACI Group Holdings, Inc.	First Lien Secured Debt - Term Loan	S+285 Cash plus 3.25% PIK, 0.75% Floor	8/2/2028	5,005	5,005	4,867	(4)(15)
All Star Healthcare
All Star Recruiting Locums, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	5/1/2030	6,887	6,770	6,818	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	5/1/2030	1,739	1,710	1,722	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	5/1/2030	326	305	313	(4)(9)(12)(15)(32)
					8,785	8,853
Allied Benefit Systems
Allied Benefit Systems Intermediate LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	10/31/2030	77,636	76,683	77,635	(4)(9)(15)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	10/31/2030	14,224	14,029	14,223	(4)(9)(16)(32)
					90,712	91,858
Athenahealth
Athenahealth Group Inc.	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	2/15/2029	54,101	53,514	54,108	(15)(16)
CorroHealth
Coding Solutions Acquisition Inc	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	8/7/2031	41,079	40,557	40,462	(4)(15)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/7/2031	—	(94)	(139)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/7/2031	—	(55)	(52)	(4)(5)(12)(32)
					40,408	40,271

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Dental Care Alliance
DCA Investment Holding LLC	First Lien Secured Debt - Term Loan	S+641, 0.75% Floor	4/3/2028	2,411	2,411	2,326	(4)(16)
Eating Recovery Center
ERC Topco Holdings, LLC	First Lien Secured Debt - Term Loan	7.50% PIK	3/29/2030	10,415	34,037	5,911	(4)(16)(28)
	First Lien Secured Debt - Term Loan	6.50% PIK	3/31/2030	107	—	27	(4)(16)(28)
	First Lien Secured Debt - Revolver	6.50% PIK	3/31/2030	1,494	3,797	1,494	(4)(16)(28)(32)
					37,834	7,432
Ensemble Health
Ensemble RCM, LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	8/1/2029	42,049	41,898	42,260	(16)
ExactCare
ExactCare Parent, Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	11/5/2029	40,067	39,206	40,067	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	11/5/2029	—	(89)	—	(4)(9)(12)(32)
					39,117	40,067
ExamWorks
Electron BidCo Inc.	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	11/1/2028	28,403	28,383	28,508	(15)
	First Lien Secured Debt - Revolver	S+375, 0.00% Floor	8/2/2028	—	(135)	(135)	(4)(5)(12)(32)
					28,248	28,373
Exemplar Healthcare
EHC Holdings Holdco Limited	First Lien Secured Debt - Term Loan	SONIA+550, 0.00% Floor	9/30/2031	£48,000	62,991	64,734	(3)(4)(8)(10)(18)
	First Lien Secured Debt - Delayed Draw	SONIA+550, 0.00% Floor	9/30/2031	£2,400	2,301	2,718	(3)(4)(8)(10)(12)(18)(32)
					65,292	67,452
Hanger
Hanger, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	10/23/2031	25,628	25,532	25,700	(15)
	First Lien Secured Debt - Delayed Draw	S+350, 0.00% Floor	10/23/2031	495	482	496	(12)(15)(32)
					26,014	26,196
Omega Healthcare
OMH-Healthedge Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	4/1/2030	250,388	249,712	249,138	(4)(9)(16)(17)
	First Lien Secured Debt - Revolver	S+450, 1.00% Floor	4/1/2030	—	(123)	(189)	(4)(5)(9)(12)(32)
					249,589	248,949

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Parexel
Phoenix Newco, Inc.	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	11/15/2028	38,415	38,295	38,468	(15)
Patterson Companies
Paradigm Parent, LLC	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	4/17/2032	28,125	27,233	27,230	(4)(8)(16)
Practice Plus Group
Practice Plus Group Bidco Limited / Practice Plus Group Holdings Limited	First Lien Secured Debt - Term Loan	SONIA+625, 0.50% Floor	11/19/2029	£15,000	17,860	20,127	(3)(4)(8)(9)(10)(18)
Radiology Partners
Radiology Partners, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	6/26/2032	27,000	26,730	26,815	(15)
Rarebreed
Rarebreed Veterinary Partners, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	4/18/2030	14,965	14,713	14,741	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	4/18/2030	25,727	25,491	25,185	(4)(9)(12)(15)(32)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	4/18/2030	—	(93)	(87)	(4)(5)(9)(12)(32)
					40,111	39,839
Smile Brands
Smile Brands Inc.	First Lien Secured Debt - Term Loan	S+610 Cash plus 2.27% PIK, 0.75% Floor	10/12/2027	7,566	7,566	6,791	(4)(16)
Southern Veterinary Partners
Southern Veterinary Partners, LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	12/4/2031	24,938	24,820	24,995	(16)
Team Select
TS Investors, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	5/4/2029	16,820	16,548	16,653	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	5/4/2029	732	693	688	(4)(9)(12)(15)(32)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	5/4/2029	—	(17)	(10)	(4)(5)(9)(12)(32)
					17,224	17,331
Tivity Health
Tivity Health, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/28/2029	111,858	110,750	111,857	(4)(9)(15)(16)
Verscend
Cotiviti, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	3/26/2032	48,000	47,381	47,830	(15)
	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	5/1/2031	39,526	39,407	39,391	(15)
					86,788	87,221
		Total Health Care Providers & Services			$1,272,637	$1,251,939

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Health Care Technology
CNSI
Acentra Holdings, LLC	First Lien Secured Debt - Term Loan	S+550, 0.50% Floor	12/17/2029	$37,513	$36,624	$37,232	(4)(9)(16)
	First Lien Secured Debt - Term Loan	S+575, 0.50% Floor	12/17/2029	2,920	2,873	2,913	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 0.50% Floor	12/17/2029	—	(44)	(56)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+550, 0.50% Floor	12/17/2029	1,120	1,028	1,090	(4)(9)(12)(15)(16)(32)
					40,481	41,179
Gainwell
Gainwell Acquisition Corp.	First Lien Secured Debt - Term Loan	S+410, 0.75% Floor	10/1/2027	69,486	67,449	67,106	(16)
Imprivata
Imprivata, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	12/1/2027	11,879	11,920	11,948	(16)
MRO Parent Corporation
MRO Parent Corporation	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	6/9/2032	25,556	25,175	25,172	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	6/9/2032	—	(25)	(17)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	6/9/2032	—	(25)	(33)	(4)(5)(12)(32)
					25,125	25,122
Novotech
Novotech SG Holdings Pte. Ltd./ Novotech Aus Bidco Pty Ltd/Novotech Holdings USA LLC	First Lien Secured Debt - Term Loan	S+525, 0.50% Floor	6/7/2031	42,857	42,379	42,257	(4)(8)(9)(16)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 0.50% Floor	6/27/2031	500	423	400	(4)(8)(9)(12)(17)(32)
					42,802	42,657
Press Ganey
Azalea TopCo, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	4/30/2031	4,604	4,608	4,618	(15)
Suvoda
Goldeneye Parent, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	3/31/2032	88,226	87,796	87,785	(4)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	3/31/2032	—	(62)	(64)	(4)(5)(12)(32)
					87,734	87,721
Wellsky
Project Ruby Ultimate Parent Corp.	First Lien Secured Debt - Term Loan	S+311, 0.00% Floor	3/10/2028	52,055	51,858	52,174	(15)
		Total Health Care Technology			$331,977	$332,525

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)		Cost (34)	Fair Value (1)(35)
Hotels, Restaurants & Leisure
Aston
Accommodations Plus Technologies LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	5/29/2032		$73,883	$73,039	$73,145	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	5/29/2032		—	—	(114)	(4)(5)(9)(12)(32)
						73,039	73,031
Bally's
Bally's Corp	First Lien Secured Debt - Term Loan	S+351, 0.50% Floor	10/2/2028		693	667	615	(8)(16)
	First Lien Secured Debt - Corporate Bond	11.00%	10/2/2028		85,000	82,482	83,938	(4)(8)
						83,149	84,553
Caesars Entertainment
Caesars Entertainment, Inc.	First Lien Secured Debt - Term Loan	S+225, 0.50% Floor	2/6/2031		21,354	21,388	21,367	(8)(15)
Crunch Fitness
Crunch Fitness Merger Sub, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	9/26/2031		176,665	176,665	175,781	(4)(15)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	9/26/2031		—	(118)	(118)	(4)(5)(12)(32)
						176,547	175,663
Delivery Hero
Delivery Hero Finco Germany GmbH	First Lien Secured Debt - Term Loan	K+500, 0.50% Floor	12/12/2029	₩	194,831,194	138,918	145,084	(3)(8)(9)(19)
Delivery Hero Finco LLC	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	12/12/2029		4,987	4,938	5,042	(8)(9)(16)
Delivery Hero SE	Unsecured Debt - Convertible Bond	2.13%	3/10/2029		€17,900	17,029	18,541	(3)(8)(9)
	Unsecured Debt - Convertible Bond	3.25%	2/21/2030		€100	97	112	(3)(8)(9)
						160,982	168,779
Endeavor
Endeavor Operating Co LLC	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	3/24/2028		146,500	146,278	146,500	(4)(8)(15)
	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	3/24/2032		55,000	54,985	55,138	(8)(15)
						201,263	201,638
JOA
Joker Holdco 3 S.a r.l.	First Lien Secured Debt - Term Loan	E+600, 0.00% Floor	4/19/2031		€126,725	132,670	148,156	(3)(4)(8)(9)(10)(21)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Life Time Fitness
Life Time, Inc.	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	11/5/2031	8,416	8,396	8,448	(8)(16)
Nottingham Forest FC
Nottingham Forest Football Club Limited	First Lien Secured Debt - Term Loan	8.75%	12/27/2027	24,688	30,796	33,718	(3)(4)(8)(10)
OpenBet
OB Global Openbet Holdings 2 LLC	First Lien Secured Debt - Term Loan	S+600, 1.50% Floor	9/24/2029	87,281	86,451	86,408	(4)(16)
PARS
PARS Group LLC	First Lien Secured Debt - Term Loan	S+685, 1.50% Floor	4/3/2028	8,726	8,651	8,573	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+685, 1.50% Floor	4/3/2028	—	—	(17)	(4)(5)(9)(32)
					8,651	8,556
Rocket Youth
Rocket Youth Brands Holdco LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	6/20/2031	9,302	9,256	9,256	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	6/20/2031	—	(23)	(70)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	6/20/2031	—	(7)	(7)	(4)(5)(12)(32)
					9,226	9,179
Scientific Games Lottery
Scientific Games Holdings LP	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	4/4/2029	25,301	25,232	25,309	(16)
Sky Zone
CircusTrix Holdings LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	7/18/2028	12,360	12,153	12,113	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+650, 1.00% Floor	7/18/2028	1,600	1,541	1,535	(4)(9)(12)(15)(32)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	7/18/2028	—	(13)	(16)	(4)(5)(9)(12)(32)
					13,681	13,632
Sports Invest
Sports Invest Holdings Ltd.	First Lien Secured Debt - Term Loan	10.25%	10/3/2029	£40,000	50,488	53,671	(3)(4)(8)(10)
TKO
January Capital Holdco, LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	9/13/2029	52,000	51,012	51,220	(4)(8)(16)
Walter's Wedding
WH BorrowerCo, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	8/2/2030	25,827	25,486	25,246	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	8/2/2030	4,511	4,323	4,181	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	8/2/2030	1,049	991	947	(4)(9)(12)(16)(32)
					30,800	30,374
		Total Hotels, Restaurants & Leisure			$1,163,771	$1,193,702

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Household Durables
HOV
K Hovnanian Enterprises Inc	First Lien Secured Debt - Revolver	S+450, 3.00% Floor	6/30/2026	$—	$(1,573)	$(1,925)	(4)(5)(8)(9)(12)(32)
	First Lien Secured Debt - Corporate Bond	11.75%	9/30/2029	1,950	1,908	2,118	(8)(9)
	First Lien Secured Debt - Corporate Bond	8.00%	9/30/2028	2,000	1,986	2,013	(8)(9)
					2,321	2,206
Polywood
Poly-Wood, LLC	First Lien Secured Debt - Term Loan	S+488, 1.00% Floor	3/20/2030	154,442	151,843	152,897	(4)(9)(15)(16)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	3/20/2030	—	(205)	(230)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+488, 1.00% Floor	3/20/2030	—	(411)	(230)	(4)(5)(9)(12)(32)
					151,227	152,437
		Total Household Durables			$153,548	$154,643

Household Products
Ergotron
Ergotron Acquisition, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	7/6/2028	$8,880	$8,779	$8,880	(4)(15)
Ergotron Investments, LLC	Common Equity - Equity Unit	N/A	N/A	500 Shares	50	70	(4)(33)
					8,829	8,950
Tranzonic
TZ Buyer LLC	First Lien Secured Debt - Term Loan	S+635, 0.75% Floor	8/14/2028	40,664	39,822	40,258	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+635, 0.75% Floor	8/14/2028	55,510	54,685	54,954	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+635, 0.75% Floor	8/14/2028	394	386	388	(4)(9)(12)(15)(32)
TZ Parent LLC	Common Equity - Equity Unit	N/A	N/A	50 Shares	50	96	(4)(9)(33)
					94,943	95,696
		Total Household Products			$103,772	$104,646

Independent Power & Renewable Electricity Producers
Calpine Corporation
Calpine Corporation	First Lien Secured Debt - Term Loan	S+175, 0.00% Floor	1/31/2031	$14,862	$14,860	$14,878	(15)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Cogentrix
Cogentrix Finance Holdco I LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	2/26/2032	14,963	14,927	15,007	(15)
Esdec
Esdec Solar Group B.V.	First Lien Secured Debt - Term Loan	E+625, 0.50% Floor	8/30/2028	€63,014	69,777	55,299	(3)(4)(8)(9)(20)
	First Lien Secured Debt - Delayed Draw	E+600, 0.50% Floor	8/30/2028	€—	(21)	(317)	(3)(4)(5)(8)(9)(12)(32)
					69,756	54,982
NextEra Energy
XPLR Infrastructure LP	Common Equity - Stock	N/A	N/A	10,000 Shares	88	82	(8)(33)
XPLR Infrastructure Operating Partners LP	Unsecured Debt - Corporate Bond	8.38%	1/15/2031	10	10	11	(8)
	Unsecured Debt - Corporate Bond	8.63%	3/15/2033	10	10	11	(8)
	Unsecured Debt - Corporate Bond	4.50%	9/15/2027	10	9	10	(8)
					117	114
		Total Independent Power & Renewable Electricity Producers			$99,660	$84,981

Industrial Conglomerates
Fortis Fire
Fortis Fire & Safety Holdings LP	Common Equity - Equity Unit	N/A	N/A	9 Shares	$90	$74	(4)(9)(33)
		Total Industrial Conglomerates			$90	$74

Insurance
Acrisure LLC
Acrisure LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	6/20/2032	$5,000	$4,988	$5,000	(15)
Alera Group
Alera Group Intermediate Holdings, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	5/30/2032	34,500	34,328	34,643	(9)(15)
Alliant
Alliant Holdings Intermediate, LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	9/19/2031	40,698	40,465	40,754	(15)(16)
Amwins
AmWINS Group, Inc.	First Lien Secured Debt - Term Loan	S+225, 0.75% Floor	1/30/2032	19,900	19,875	19,930	(15)
Ardonagh
Ardonagh Group Finco Pty Ltd	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	2/15/2031	34,913	34,739	34,738	(8)(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
AssuredPartners
AssuredPartners, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.50% Floor	2/14/2031	34,401	34,362	34,526	(15)
Asurion
Asurion, LLC	First Lien Secured Debt - Term Loan	S+336, 0.00% Floor	7/31/2027	66,493	66,059	66,510	(15)
	First Lien Secured Debt - Term Loan	S+425, 0.00% Floor	9/19/2030	11,363	11,328	11,053	(15)
					77,387	77,563
Galway
Galway Borrower LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	9/29/2028	33,804	33,532	33,888	(9)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	9/29/2028	1,182	1,168	1,132	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	9/29/2028	940	916	925	(4)(9)(12)(16)(32)
					35,616	35,945
Higginbotham
HIG Intermediate, Inc.	Preferred Equity - Cumulative Preferred	N/A	N/A	50,000 Shares	49	50	(4)(33)
Higginbotham Insurance Agency, Inc.	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	11/24/2028	122,341	122,174	122,341	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	11/24/2028	11,680	11,540	11,680	(4)(12)(16)(32)
					133,763	134,071
Hilb Group
Thg Acquisition, LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	10/31/2031	89,704	88,872	89,031	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	10/31/2031	640	543	490	(4)(9)(12)(15)(32)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/31/2031	745	654	669	(4)(9)(12)(15)(32)
					90,069	90,190
Howden Group
Howden Group Holdings Limited	First Lien Secured Debt - Term Loan	S+350, 0.50% Floor	4/18/2030	9,974	9,925	10,040	(8)(15)
Hyperion Refinance Sarl	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	2/15/2031	57,421	57,098	57,665	(8)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	2/15/2031	101,200	99,112	100,100	(4)(8)(10)(12)(16)(32)
					166,135	167,805
Hub International
Hub International Limited	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	6/20/2030	21,254	21,252	21,341	(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Patriot Growth Insurance Services
Patriot Growth Insurance Services, LLC	First Lien Secured Debt - Term Loan	S+515, 0.75% Floor	10/16/2028	31,652	31,652	31,652	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	10/16/2028	5,030	4,985	5,030	(4)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+510, 0.75% Floor	10/16/2028	—	—	—	(4)(12)(32)
					36,637	36,682
Risk Strategies
Accession Risk Management Group, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	11/1/2029	64,960	64,848	64,955	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	11/1/2029	1,598	1,608	1,596	(4)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	11/1/2029	—	(2)	—	(4)(12)(32)
					66,454	66,551
Safe-Guard
SG Acquisition, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	4/3/2030	93,184	92,050	93,184	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	4/3/2030	—	(46)	(29)	(4)(5)(9)(12)(32)
					92,004	93,155
Sedgwick
Sedgwick Claims Management Services, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	7/31/2031	9,925	9,903	9,972	(8)(15)
Truist
Truist Insurance Holdings, LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	5/6/2031	24,649	24,555	24,689	(16)
	First Lien Secured Debt - Revolver	S+325, 0.00% Floor	5/6/2029	—	(438)	(622)	(4)(5)(12)(32)
					24,117	24,067
		Total Insurance			$922,094	$926,933

Interactive Media & Services
Adevinta
Aurelia Netherlands BV	First Lien Secured Debt - Term Loan	E+475, 0.00% Floor	5/29/2031	€212,000	$231,872	$247,228	(3)(4)(8)(9)(10)(21)
Twitter
X Corp	First Lien Secured Debt - Term Loan	9.50%	10/26/2029	72,114	70,115	70,221
	First Lien Secured Debt - Term Loan	S+660, 0.50% Floor	10/26/2029	44,599	43,512	43,627	(15)(16)
					113,627	113,848
		Total Interactive Media & Services			$345,499	$361,076

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
IT Services
Astek
FINANCIERE ASTEK	First Lien Secured Debt - Term Loan	E+650, 0.00% Floor	4/25/2031	€50,293	$52,662	$58,502	(3)(4)(8)(9)(10)(20)
	First Lien Secured Debt - Delayed Draw	E+650, 0.00% Floor	4/25/2031	€20,626	21,590	23,989	(3)(4)(8)(9)(10)(12)(20)(32)
					74,252	82,491
Avenu Insights
ACP Avenu Buyer, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	10/2/2029	8,857	8,700	8,768	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	10/2/2029	2,668	2,567	2,546	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	10/2/2029	—	(69)	(61)	(4)(5)(9)(12)(32)
					11,198	11,253
GrayMatter
Genius Bidco LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	5/1/2030	4,593	4,515	4,489	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	5/1/2030	—	(14)	(38)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	5/1/2030	155	136	129	(4)(9)(12)(16)(32)
	Common Equity - Equity Unit	N/A	N/A	773 Shares	77	54	(4)(9)(33)
					4,714	4,634
Vensure
Vensure Employer Services, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	9/27/2031	147,556	146,287	146,080	(4)(9)(15)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	9/27/2031	—	(112)	(149)	(4)(5)(9)(12)(32)
					146,175	145,931
Version 1
Investment Company 24 Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+515, 0.00% Floor	7/11/2029	£6,559	7,677	8,958	(3)(4)(8)(9)(18)
	First Lien Secured Debt - Term Loan	E+515, 0.00% Floor	7/11/2029	€4,029	3,985	4,723	(3)(4)(8)(9)(20)
	First Lien Secured Debt - Delayed Draw	SONIA+515, 0.00% Floor	7/11/2029	€2,248	2,129	2,604	(3)(4)(8)(9)(12)(18)(32)
	First Lien Secured Debt - Delayed Draw	E+575, 0.00% Floor	7/11/2029	€—	—	(32)	(3)(4)(5)(8)(9)(10)(12)(32)
					13,791	16,253
VikingCloud
Bullcave Limited	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	8/6/2030	20,895	20,618	20,633	(4)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/6/2030	2,105	2,054	2,056	(4)(12)(16)(32)
					22,672	22,689

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Virtusa
Virtusa Corporation	First Lien Secured Debt - Term Loan	S+325, 0.75% Floor	2/15/2029	12,716	12,727	12,735	(15)
		Total IT Services			$285,529	$295,986

Leisure Products
Lime
Neutron Holdings, Inc.	First Lien Secured Debt - Term Loan	10.00%	9/30/2026	$75,000	$74,317	$75,563	(4)(9)
Peloton
Peloton Interactive, Inc.	First Lien Secured Debt - Term Loan	S+550, 0.00% Floor	5/30/2029	81,994	81,374	83,378	(8)(15)(16)
Varsity Brands
Varsity Brands, LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	8/26/2031	67,331	66,896	67,404	(9)(16)
		Total Leisure Products			$222,587	$226,345

Life Sciences Tools & Services
Cambrex
Cambrex Corp.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	3/5/2032	$116,810	$115,682	$115,642	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	3/6/2032	—	(83)	(87)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	3/6/2032	—	(146)	(153)	(4)(5)(12)(32)
					115,453	115,402
Curia
Curia Global, Inc.	First Lien Secured Debt - Term Loan	S+300 Cash plus 3.25% PIK, 0.00% Floor	12/6/2029	201,517	198,202	197,990	(4)(16)
		Total Life Sciences Tools & Services			$313,655	$313,392

Machinery
Alliance Laundry Systems
Alliance Laundry Systems LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	8/19/2031	$25,500	$25,391	$25,577	(15)
Carlisle Fluid Technologies
LSF12 Donnelly Bidco, LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	10/2/2029	14,738	14,453	14,541	(4)(9)(15)
Charter Next Generation
Charter Next Generation, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.75% Floor	11/29/2030	30,489	30,445	30,631	(15)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Duravant
Engineered Machinery Holdings, Inc.	First Lien Secured Debt - Term Loan	S+376, 0.75% Floor	5/19/2028	20,160	20,038	20,305	(16)
Husky Technologies
Titan Acquisition Ltd of Canada	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	2/15/2029	75,499	74,824	75,795	(8)(16)(17)
Ideal Tridon
Ideal Components Acquisition, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/30/2032	29,924	29,361	29,475	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	6/30/2032	—	(41)	(41)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	6/30/2032	—	(69)	(69)	(4)(5)(12)(32)
					29,251	29,365
JPW
JPW Industries Holding Corporation	First Lien Secured Debt - Term Loan	S+588, 2.00% Floor	11/22/2028	113,452	111,375	112,034	(4)(9)(16)
Milacron
IOTA HOLDINGS 3	First Lien Secured Debt - Term Loan	S+475, 0.00% Floor	3/31/2032	24,737	24,376	24,366	(4)(16)
	First Lien Secured Debt - Revolver	S+475, 0.00% Floor	3/31/2032	116	(4)	(8)	(4)(5)(12)(16)(32)
					24,372	24,358
ProMach
Pro Mach Group, Inc.	First Lien Secured Debt - Term Loan	S+275, 1.00% Floor	8/31/2028	33,731	33,768	33,837	(15)(16)
		Total Machinery			$363,917	$366,443

Media
Accelerate360
Accelerate360 Holdings, LLC	First Lien Secured Debt - Term Loan	S+626, 1.00% Floor	2/11/2027	$85,119	$85,119	$84,906	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+626, 1.00% Floor	2/11/2027	24,956	24,956	24,841	(4)(9)(12)(16)(32)
					110,075	109,747
Advantage Sales
Advantage Sales & Marketing Inc.	First Lien Secured Debt - Term Loan	S+451, 0.75% Floor	10/28/2027	9,278	9,292	7,793	(8)(16)
DISH Network
EchoStar Corporation	First Lien Secured Debt - Corporate Bond	6.75% PIK	11/30/2030	100	99	91	(8)
	First Lien Secured Debt - Corporate Bond	10.75%	11/30/2029	64,979	66,547	66,928	(8)
	First Lien Secured Debt - Convertible Bond	3.88% PIK	11/30/2030	37	37	44	(8)
					66,683	67,063

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Gannett
Gannett Co., Inc.	First Lien Secured Debt - Convertible Bond	6.00%	12/1/2031	500	527	581	(4)(8)
Gannett Holdings, LLC	First Lien Secured Debt - Term Loan	S+500, 1.50% Floor	10/15/2029	185,521	183,098	184,826	(8)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.50% Floor	10/15/2029	3,732	3,645	3,685	(8)(16)(32)
					187,270	189,092
Material+
Material Holdings, LLC	First Lien Secured Debt - Term Loan	S+610 Cash plus 9.77% PIK, 0.00% Floor	8/19/2027	6,621	6,368	3,261	(4)(16)(28)
	First Lien Secured Debt - Term Loan	10.43% PIK	8/19/2027	1,657	1,576	—	(4)(16)(28)
					7,944	3,261
McGraw Hill
McGraw-Hill Education, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	8/6/2031	22,915	22,557	23,021	(15)
Wasserman Media Group
Wasserman Media Group LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	6/23/2032	7,000	6,965	7,018	(15)
		Total Media			$410,786	$406,995

Oil, Gas & Consumable Fuels
AL GCX
AL GCX Fund VIII Holdings LLC	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	1/30/2032	$12,000	$11,976	$12,016	(15)
ArcLight
AL GCX Holdings, LLC	First Lien Secured Debt - Term Loan	S+200, 0.50% Floor	5/17/2029	10,578	10,557	10,608	(15)
Brookfield Infrastructure Partners
BIP Pipeco Holdings LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	12/6/2030	9,224	9,253	9,231	(16)
CQP
CQP Holdco LP	First Lien Secured Debt - Term Loan	S+200, 0.50% Floor	12/31/2030	32,419	32,456	32,461	(16)
EPIC Crude
EPIC Crude Services, LP	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	10/15/2031	10,472	10,411	10,519	(15)(16)
GIP Pilot
GIP Pilot Acquisition Partners, L.P.	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	10/4/2030	1,958	1,970	1,967	(16)
WhiteWater DBR
WhiteWater DBR HoldCo LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	3/3/2031	9,241	9,268	9,264	(16)
		Total Oil, Gas & Consumable Fuels			$85,891	$86,066

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Paper & Forest Products
BiOrigin Specialty
Complete Paper Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	2/4/2031	$19,950	$19,666	$19,665	(4)(16)
		Total Paper & Forest Products			$19,666	$19,665

Personal Care Products
Advantice Health
Jazz AH Holdco, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	4/3/2028	$7,002	$7,002	$6,889	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	4/3/2028	118	118	116	(4)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	4/3/2028	470	462	458	(4)(12)(17)(32)
					7,582	7,463
Elida Beauty
PHOENIX YW BUYER, INC.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	5/31/2030	11,184	10,967	10,960	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	5/31/2030	—	(32)	(34)	(4)(5)(9)(12)(32)
					10,935	10,926
Heat Makes Sense
Amika OpCo LLC	First Lien Secured Debt - Term Loan	S+590, 0.75% Floor	7/1/2029	34,475	33,941	34,647	(4)(9)(17)
	First Lien Secured Debt - Term Loan	S+540, 0.75% Floor	7/1/2029	7,891	7,786	7,891	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	7/1/2028	—	(17)	—	(4)(9)(12)(32)
Ishtar Co-Invest-B LP	Common Equity - Stock	N/A	N/A	39 Shares	22	—	(4)(9)(33)
Oshun Co-Invest-B LP	Common Equity - Stock	N/A	N/A	11 Shares	11	—	(4)(9)(33)
					41,743	42,538
KDC
KDC/ONE Development Corporation, Inc.	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	8/15/2028	46,795	46,320	46,901	(15)(16)
PDC Brands
Parfums Holding Company, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	6/27/2030	163,914	162,490	162,275	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	6/27/2029	—	(82)	(103)	(4)(5)(9)(12)(32)
					162,408	162,172

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
RoC Skincare
RoC Holdco LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	2/21/2031	25,290	24,855	24,910	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	2/21/2030	—	(68)	(66)	(4)(5)(9)(12)(32)
					24,787	24,844
		Total Personal Care Products			$293,775	$294,844

Pharmaceuticals
Alcresta
Alcresta Holdings, LP	Preferred Equity - Preferred Stocks	N/A	N/A	116 Shares	$116	$130	(4)(9)(33)
	Common Equity - Equity Unit	N/A	N/A	1,176 Shares	1	54	(4)(9)(33)
Alcresta Therapeutics Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	3/12/2030	4,361	4,289	4,328	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	3/31/2030	—	(69)	(33)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	3/31/2029	—	(13)	(7)	(4)(5)(9)(12)(32)
					4,324	4,472
Avid Bioservices
Space Finco, Inc.	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	2/5/2032	14,894	14,680	14,670	(4)(8)(16)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	2/5/2032	—	(120)	(255)	(4)(5)(8)(12)(32)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	2/5/2031	—	(140)	(150)	(4)(5)(8)(12)(32)
Space Parent, LP	Preferred Equity - Preferred Stocks	N/A	N/A	99,000 Shares	99	99	(4)(8)(33)
	Common Equity - Stock	N/A	N/A	1,000 Shares	1	1	(4)(8)(33)
					14,520	14,365
Catalent
Creek Parent, Inc.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	12/18/2031	201,891	198,557	199,872	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	12/18/2031	—	(471)	(291)	(4)(5)(9)(12)(32)
					198,086	199,581
Eversana
LSCS Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	3/4/2032	40,201	39,755	39,522	(16)
PAI
Pai Middle Tier, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	2/13/2032	24,750	24,394	24,379	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	2/13/2032	—	(75)	(79)	(4)(5)(9)(12)(32)
PAI Co-Investor FT Aggregator LLC	Common Equity - Stock	N/A	N/A	100 Shares	100	102	(4)(9)(33)
					24,419	24,402

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
TerSera Therapeutics
TerSera Therapeutics LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	4/4/2029	16,665	16,382	16,665	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	4/4/2029	—	(22)	—	(4)(9)(12)(32)
					16,360	16,665
		Total Pharmaceuticals			$297,464	$299,007

Professional Services
BDO USA
BDO USA, P.A.	First Lien Secured Debt - Term Loan	S+500, 2.00% Floor	8/31/2028	$193,292	$190,632	$192,770	(4)(9)(15)(16)
CohnReznick
CohnReznick Advisory LLC	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	3/31/2032	8,120	8,081	8,100	(16)
	First Lien Secured Debt - Delayed Draw	S+400, 0.00% Floor	3/31/2032	—	(9)	(5)	(5)(32)
					8,072	8,095
EAB
EAB Global, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	8/16/2030	59,054	58,828	58,095	(15)
	First Lien Secured Debt - Revolver	S+300, 0.00% Floor	5/16/2028	—	(34)	(37)	(4)(5)(12)(32)
					58,794	58,058
Escalent
M&M OPCO, LLC	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	4/7/2029	9,310	9,110	9,147	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	4/7/2029	—	(9)	(8)	(4)(5)(9)(12)(32)
					9,101	9,139
Evelyn
Violin Finco Guernsey Limited	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	6/24/2031	£68,523	86,153	93,118	(3)(4)(8)(9)(10)(18)
	First Lien Secured Debt - Delayed Draw	SONIA+550, 0.00% Floor	6/24/2031	£—	(28)	(73)	(3)(4)(5)(8)(9)(10)(12)(32)
					86,125	93,045
FGS Global
Kite Bidco Inc.	First Lien Secured Debt - Term Loan	S+500, 0.00% Floor	11/25/2031	61,788	60,935	60,861	(4)(10)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.00% Floor	9/20/2031	—	(105)	(228)	(4)(5)(10)(32)
					60,830	60,633

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
G&A
G&A Partners Holding Company II, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	3/1/2031	26,427	26,089	26,295	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	3/1/2031	352	295	327	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	3/1/2030	—	(28)	(9)	(4)(5)(9)(12)(32)
					26,356	26,613
Grant Thornton UK
Pacioli UK Midco Limited	First Lien Secured Debt - Term Loan	SONIA+500, 0.00% Floor	4/2/2032	£109,980	142,555	148,322	(3)(4)(8)(9)(10)(18)
Legends
Legends Hospitality Holding Company, LLC	First Lien Secured Debt - Term Loan	S+275 Cash plus 2.75% PIK, 0.75% Floor	8/22/2031	99,539	97,781	98,543	(4)(9)(10)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/22/2031	—	(51)	(58)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/22/2030	4,611	4,411	4,496	(4)(9)(12)(15)(32)
					102,141	102,981
Public Partnerships
PPL Acquisition LLC	First Lien Secured Debt - Term Loan	S+635 Cash plus 3.00% PIK, 0.75% Floor	7/1/2028	8,339	8,243	8,005	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+625, 0.75% Floor	7/1/2028	—	(10)	(40)	(4)(5)(9)(12)(32)
PPL Equity LP	Preferred Equity - Preferred Stocks	N/A	N/A	50,000 Shares	50	39	(4)(9)(33)
	Common Equity - Equity Unit	N/A	N/A	50,000 Shares	—	—	(4)(9)(33)
					8,283	8,004
VFS Global
Speed Midco 3 S.A R.L.	First Lien Secured Debt - Term Loan	E+495, 0.00% Floor	5/16/2029	€115,020	123,134	135,488	(3)(4)(8)(9)(21)
	First Lien Secured Debt - Term Loan	S+495, 0.00% Floor	5/16/2029	59,979	59,931	59,379	(4)(8)(9)(10)(16)(17)
	First Lien Secured Debt - Term Loan	SONIA+495, 0.00% Floor	5/16/2029	£31,767	40,229	43,606	(3)(4)(8)(9)(18)
					223,294	238,473
Waystone
Sigma Irish Acquico Limited	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	3/19/2032	€67,460	72,106	78,869	(3)(4)(8)(10)(20)
	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	3/19/2032	70,821	69,447	70,290	(4)(8)(10)(14)
	First Lien Secured Debt - Delayed Draw	S+525, 0.00% Floor	3/19/2032	—	(236)	(185)	(4)(5)(8)(10)(12)(32)
					141,317	148,974
		Total Professional Services			$1,057,500	$1,095,107

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Real Estate Management & Development
3Phase Elevator
Polyphase Elevator Holding Company	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	6/23/2027	$3,581	$3,581	$3,151	(4)(16)
Pritchard Industries
Pritchard Industries, LLC	First Lien Secured Debt - Term Loan	S+600, 0.75% Floor	10/13/2027	6,288	6,288	6,241	(4)(16)
Redfin
Redfin Corporation	First Lien Secured Debt - Term Loan	S+575, 1.50% Floor	10/20/2028	62,389	61,135	62,701	(4)(8)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+575, 1.50% Floor	10/20/2028	62,706	61,370	63,020	(4)(8)(9)(16)
					122,505	125,721
		Total Real Estate Management & Development			$132,374	$135,113

Software
Accela
Accela, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	9/3/2030	$18,240	$17,947	$18,240	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+600, 0.75% Floor	9/3/2030	—	(26)	—	(4)(9)(12)(32)
					17,921	18,240
Access Group
Armstrong Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+500, 0.00% Floor	6/28/2029	£27,600	33,100	36,843	(3)(4)(8)(18)
	First Lien Secured Debt - Delayed Draw	SONIA+500, 0.00% Floor	6/28/2029	£14,400	17,286	19,223	(3)(4)(8)(18)
					50,386	56,066
Alteryx
Azurite Intermediate Holdings, Inc.	First Lien Secured Debt - Term Loan	S+600, 0.75% Floor	3/19/2031	20,144	19,881	19,993	(4)(9)(15)(16)
	First Lien Secured Debt - Delayed Draw	S+600, 0.75% Floor	3/19/2031	45,781	45,195	45,438	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	3/19/2031	—	(90)	(55)	(4)(5)(9)(12)(32)
					64,986	65,376
Anaplan
Anaplan, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	6/21/2029	239,109	239,109	239,109	(4)(16)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	6/21/2028	—	—	—	(4)(12)(32)
					239,109	239,109

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Avalara
Avalara, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	3/26/2032	53,688	53,408	53,982	(15)(16)
Avetta
Artifact Bidco, Inc.	First Lien Secured Debt - Term Loan	S+425, 0.50% Floor	7/28/2031	63,399	62,831	62,765	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+425, 0.50% Floor	7/28/2031	—	(67)	(155)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+425, 0.50% Floor	7/26/2030	—	(94)	(84)	(4)(5)(9)(12)(32)
					62,670	62,526
Beeline
IQN Holding Corp.	First Lien Secured Debt - Term Loan	S+263 Cash plus 3.12% PIK, 0.75% Floor	5/2/2029	85,041	84,670	84,176	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 0.00% Floor	5/2/2029	—	—	(68)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	5/2/2028	3,765	3,740	3,713	(4)(9)(12)(16)(32)
					88,410	87,821
BMC Software
Boxer Parent Company Inc.	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	7/30/2031	33,244	33,195	33,076	(16)
Certinia
Certinia Inc	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	8/3/2029	60,627	59,652	60,021	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	8/3/2029	—	(83)	(40)	(4)(5)(9)(12)(32)
					59,569	59,981
CINC Systems
1475 Holdings, LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	1/18/2030	3,929	3,865	3,892	(4)(9)(15)
	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	1/19/2030	2,325	2,304	2,304	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+575, 0.75% Floor	1/18/2030	—	(16)	(10)	(4)(5)(9)(12)(32)
					6,153	6,186
Citrix
Cloud Software Group, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.50% Floor	3/29/2029	13,711	12,920	13,741	(16)
	First Lien Secured Debt - Term Loan	S+375, 0.50% Floor	3/21/2031	11,688	11,582	11,721	(16)
					24,502	25,462
Cohesity
Clover Holdings 2, LLC	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	12/9/2031	35,500	35,033	35,600	(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)		Cost (34)	Fair Value (1)(35)
CompTIA
Endor Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	1/9/2032		37,594	37,237	37,218	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	1/9/2032		—	(39)	(84)	(4)(5)(9)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	1/9/2032		—	(39)	(42)	(4)(5)(9)(32)
						37,159	37,092
Coupa Software
Coupa Software Incorporated	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	2/27/2030		54,732	53,711	55,279	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	2/27/2030		—	(42)	—	(4)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	2/27/2029		—	(58)	—	(4)(9)(12)(32)
						53,611	55,279
Databricks
Databricks, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	1/3/2031		124,873	124,304	126,122	(15)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.00% Floor	1/19/2031		—	(134)	—	(32)
						124,170	126,122
DigiCert
Dcert Buyer, Inc.	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	10/16/2026		40,433	40,294	40,138	(15)
Duck Creek Technologies
Disco Parent, LLC	First Lien Secured Debt - Term Loan	S+700, 1.00% Floor	3/30/2029		25,032	24,593	25,283	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+750, 1.00% Floor	3/30/2029		—	(34)	—	(4)(9)(12)(32)
						24,559	25,283
Everbridge
Everbridge Holdings, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	7/2/2031		61,174	60,901	61,480	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	7/2/2031		5,995	5,962	6,025	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	7/2/2031		—	(26)	—	(4)(9)(12)(32)
						66,837	67,505
Flexera
Flexera Software LLC	First Lien Secured Debt - Term Loan	S+300, 0.75% Floor	3/3/2028		36,290	36,189	36,361	(16)
Fortnox
OMEGA II AB	First Lien Secured Debt - Term Loan	STIBOR+475, 0.00% Floor	6/18/2032	kr	526,888	54,322	55,413	(3)(4)(8)(10)(23)
	First Lien Secured Debt - Delayed Draw	STIBOR+475, 0.00% Floor	6/18/2032	kr	—	(46)	(47)	(3)(4)(5)(8)(10)(12)(32)
						54,276	55,366

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)		Cost (34)	Fair Value (1)(35)
G2CI
Evergreen IX Borrower 2023, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/30/2030		122,178	120,069	122,177	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/1/2029		—	(180)	—	(4)(9)(12)(32)
						119,889	122,177
GTreasury
G Treasury SS LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	6/29/2029		8,571	8,446	8,464	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	6/29/2029		4,500	4,445	4,384	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	6/29/2029		571	543	545	(4)(9)(12)(16)(32)
						13,434	13,393
HHAeXchange
Homecare Software Solutions LLC	First Lien Secured Debt - Term Loan	S+263 Cash plus 2.93% PIK, 0.00% Floor	6/14/2031		76,537	76,537	76,537	(4)(15)
Infoblox
Delta Topco, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	11/30/2029		26,246	26,244	26,089	(16)
Iris Software
Elements Finco Limited	First Lien Secured Debt - Term Loan	SONIA+300 Cash plus 2.25% PIK, 0.00% Floor	12/19/2031		£32,359	40,702	43,973	(3)(4)(8)(10)(18)
JD Power
Project Boost Purchaser, LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	7/16/2031		14,925	14,925	14,968	(16)
Medallia
Medallia, Inc.	First Lien Secured Debt - Term Loan	S+660 Cash plus 4.00% PIK, 0.75% Floor	10/29/2028		40,417	39,930	35,062	(4)(9)(17)
M-Files
MetaTiedot Midco S.à r.l.	First Lien Secured Debt - Term Loan	E+550, 0.75% Floor	11/27/2031		€21,178	22,062	24,946	(3)(4)(8)(20)
	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	11/27/2031		15,859	15,636	15,740	(4)(8)(16)
	First Lien Secured Debt - Delayed Draw	E+550, 0.75% Floor	11/27/2031		€171	131	202	(3)(4)(8)(12)(20)(32)
	First Lien Secured Debt - Revolver	E+550, 0.75% Floor	11/27/2030		€—	6	(50)	(3)(4)(5)(8)(12)(32)
						37,835	40,838
Mitchell
Mitchell International, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	6/17/2031		50,181	49,965	50,198	(15)
MYOB
MYOB US Borrower LLC	First Lien Secured Debt - Term Loan	BBSW+550, 0.75% Floor	6/6/2030	A$	153,800	98,417	99,705	(3)(4)(8)(9)(10)(25)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
New Relic
Crewline Buyer, Inc.	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	11/8/2030	66,900	65,456	66,900	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	11/8/2030	—	(84)	—	(4)(9)(12)(32)
					65,372	66,900
Paessler
Blitz 24-34 GmbH	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	5/3/2031	47,544	47,126	47,306	(4)(8)(16)
	First Lien Secured Debt - Delayed Draw	S+600, 1.00% Floor	5/3/2030	—	(29)	(35)	(4)(5)(8)(12)(32)
					47,097	47,271
Ping Identity
Ping Identity Holding Corp.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	10/17/2029	38,395	38,004	38,394	(4)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/17/2028	—	(32)	—	(4)(12)(32)
					37,972	38,394
Proofpoint
Proofpoint, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	8/31/2028	27,885	27,791	27,935	(15)
Qlik
Project Alpha Intermediate Holding, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	10/26/2030	31	32	32	(16)
Qualtrics
Quartz Acquireco, LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	6/28/2030	30,372	30,219	30,524	(16)
Quorum
QBS Parent, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	6/3/2032	158,720	157,973	157,926	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	6/3/2032	—	—	(109)	(4)(5)(9)(32)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	6/3/2032	—	(90)	(96)	(4)(5)(9)(11)(12)(32)
					157,883	157,721
RealPage
RealPage, Inc.	First Lien Secured Debt - Term Loan	S+375, 0.50% Floor	4/24/2028	17,955	17,875	18,006	(16)
Redwood
Runway Bidco, LLC	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	12/17/2031	166,731	165,159	165,064	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	12/17/2031	—	(192)	(415)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 0.50% Floor	12/17/2031	—	(192)	(208)	(4)(5)(12)(32)
					164,775	164,441

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Relativity
Relativity ODA LLC	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	5/12/2029	29,262	28,769	29,117	(4)(15)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	5/12/2029	—	(38)	(12)	(4)(5)(12)(32)
					28,731	29,105
Solera
Polaris Newco, LLC	First Lien Secured Debt - Term Loan	S+401, 0.50% Floor	6/2/2028	53,540	53,111	52,251	(16)
Storable
Storable Inc	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	4/16/2031	23,691	23,597	23,700	(15)
Sunfire
Spark Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	4/1/2031	8,584	8,435	8,519	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	4/1/2030	—	(22)	(10)	(4)(5)(9)(12)(32)
					8,413	8,509
Uniguest
Uniguest Holdings, Inc	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/27/2030	48,408	47,737	47,749	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/27/2030	—	(127)	(255)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/27/2030	—	(63)	(63)	(4)(5)(12)(32)
					47,547	47,431
Veeam Software
VS Buyer, LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	4/12/2031	27,018	26,937	27,187	(15)(16)
VIP
Vamos Bidco, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	1/30/2032	66,828	66,190	66,160	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	1/30/2032	—	(131)	(278)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	1/30/2032	—	(79)	(84)	(4)(5)(12)(32)
					65,980	65,798
X.AI
X.AI LLC	First Lien Secured Debt - Term Loan	S+725, 0.00% Floor	6/28/2030	61,750	59,280	58,939	(15)
	First Lien Secured Debt - Term Loan	12.50%	6/28/2030	27,250	27,266	27,399
	First Lien Secured Debt - Corporate Bond	12.50%	6/30/2030	24,000	24,000	24,279
					110,546	110,617

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Zafin
Zafin Labs Americas Incorporated	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	2/14/2031	12,500	12,322	12,325	(4)(8)(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	2/14/2031	—	(35)	(35)	(4)(5)(8)(9)(12)(32)
					12,287	12,290
Zendesk
Zendesk, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	11/22/2028	144,694	142,924	144,331	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	11/22/2028	11,117	10,824	11,028	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	11/22/2028	—	(166)	(37)	(4)(5)(9)(12)(32)
					153,582	155,322
		Total Software			$2,770,062	$2,792,945

Specialized REITs
Uniti Group
Uniti Group LP / Uniti Group Finance Inc / CSL Capital LLC	First Lien Secured Debt - Corporate Bond	10.50%	2/15/2028	$23,162	$24,170	$24,537	(8)
		Total Specialized REITs			$24,170	$24,537

Specialty Retail
CONSTELLATION AUTOMOTIVE
BBD Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+625, 0.00% Floor	3/21/2031	£21,455	$27,446	$29,009	(3)(4)(8)(10)(18)
	First Lien Secured Debt - Term Loan	E+625, 0.00% Floor	4/3/2031	€8,869	9,484	10,291	(3)(4)(8)(10)(20)
					36,930	39,300
EG Group
EG Global Finance PLC	First Lien Secured Debt - Corporate Bond	S+750, 0.50% Floor	11/30/2028	118,022	114,656	126,874	(8)(14)
	First Lien Secured Debt - Corporate Bond	12.00%	11/30/2028	8,380	8,964	9,260	(8)
EG Group Limited	First Lien Secured Debt - Term Loan	S+425, 0.00% Floor	2/7/2028	10,053	10,002	10,111	(8)(16)
					133,622	146,245
Golden Hippo
Altern Marketing, LLC	First Lien Secured Debt - Term Loan	S+500, 2.00% Floor	6/13/2028	57,678	57,230	57,677	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+500, 2.00% Floor	6/13/2028	7,840	7,727	7,840	(4)(9)(12)(16)(32)
					64,957	65,517

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)		Cost (34)	Fair Value (1)(35)
Kaseya
Kaseya Inc	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	3/20/2032		24,938	24,820	25,064	(15)
	First Lien Secured Debt - Revolver	S+325, 0.00% Floor	3/20/2030		—	(12)	(8)	(5)(12)(32)
						24,808	25,056
PetSmart
PetSmart LLC	First Lien Secured Debt - Term Loan	S+385, 0.75% Floor	2/11/2028		9,625	9,628	9,547	(15)
S&S
S&S Holdings LLC	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	10/1/2031		58,461	57,328	56,141	(15)(16)
Sketchers
Beach Acquisition Bidco LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	6/25/2032		14,000	13,965	14,088	(8)(15)
Tailored Brands
The Men's Wearhouse, LLC	First Lien Secured Debt - Term Loan	S+650, 0.00% Floor	2/26/2029		71,458	69,888	71,518	(16)
		Total Specialty Retail				$411,126	$427,412

Technology Hardware, Storage & Peripherals
Biamp
Biamp	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	4/30/2030		$43,450	$42,714	$42,294	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	4/30/2030		—	(97)	(160)	(4)(5)(9)(12)(32)
						42,617	42,134
Citation Group
Rocket Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+475, 0.00% Floor	1/15/2032		£85,925	104,197	116,766	(3)(4)(8)(10)(18)
	First Lien Secured Debt - Delayed Draw	SONIA+475, 0.00% Floor	1/15/2032		£3,689	4,100	4,643	(3)(4)(8)(10)(18)(32)
						108,297	121,409
Forterro
Yellow Castle AB	First Lien Secured Debt - Term Loan	E+475 Cash plus 7.47% PIK, 0.00% Floor	7/7/2029		€9,933	9,945	11,672	(3)(4)(8)(9)(21)
	First Lien Secured Debt - Term Loan	SARON+475 Cash plus 5.46% PIK, 0.00% Floor	7/7/2029	₣	3,326	3,367	4,182	(3)(4)(8)(9)(22)
	First Lien Secured Debt - Term Loan	STIBOR+475 Cash plus 8.63% PIK, 0.00% Floor	7/7/2029	kr	35,257	3,292	3,717	(3)(4)(8)(9)(23)
	First Lien Secured Debt - Delayed Draw	E+500, 0.00% Floor	7/9/2029		€23,672	24,728	27,765	(3)(4)(8)(9)(18)(21)(22)(32)
						41,332	47,336

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Instem
Ichor Management Limited	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	12/8/2029	9,139	8,957	8,774	(4)(8)(9)(17)
	First Lien Secured Debt - Delayed Draw	SONIA+550, 1.00% Floor	12/7/2029	£—	(36)	(169)	(3)(4)(5)(8)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	12/7/2029	£1,477	1,817	1,946	(3)(4)(8)(9)(17)(32)
					10,738	10,551
Service Express
VICTORS PURCHASER, LLC	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	8/15/2031	78,925	78,210	78,137	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	8/15/2031	4,080	3,961	3,892	(4)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	8/15/2031	—	(141)	(109)	(3)(4)(5)(12)(32)
					82,030	81,920
		Total Technology Hardware, Storage & Peripherals			$285,014	$303,350

Textiles, Apparel & Luxury Goods
Authentic Brands
ABG Intermediate Holdings 2 LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	12/21/2028	$57,829	$57,570	$57,870	(15)
	First Lien Secured Debt - Delayed Draw	S+225, 0.00% Floor	2/13/2032	29,316	29,245	29,297	(15)
					86,815	87,167
Gruppo Florence
Made in Italy 2 S.P.A.	First Lien Secured Debt - Corporate Bond	E+675, 0.00% Floor	10/17/2030	€74,500	77,179	79,640	(3)(4)(8)(9)(20)
Iconix Brand Group
IBG Borrower LLC	First Lien Secured Debt - Term Loan	S+515, 1.00% Floor	8/22/2029	112,488	111,219	111,083	(4)(9)(16)
		Total Textiles, Apparel & Luxury Goods			$275,213	$277,890

Trading Companies & Distributors
Foundation Building Materials
Foundation Building Materials, Inc.	First Lien Secured Debt - Term Loan	S+351, 0.50% Floor	1/31/2028	$38,807	$38,039	$38,444	(16)
Meritus Gas Partners
MGP Holdings III Corp.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	3/1/2030	28,339	27,893	27,914	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	3/1/2030	6,056	5,934	5,878	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	3/1/2030	720	689	690	(4)(9)(12)(16)(32)
					34,516	34,482

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
ORS Nasco
WC ORS Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	8/7/2031	96,697	95,358	95,247	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/7/2031	14,330	14,138	14,115	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/7/2031	3,730	3,540	3,515	(4)(9)(12)(15)(16)(32)
WC ORS Holdings, L.P.	Common Equity - Limited Partnership	N/A	N/A	90,443 Shares	90	121	(4)(9)(33)
					113,126	112,998
		Total Trading Companies & Distributors			$185,681	$185,924

Transportation Infrastructure
Alliance Ground International
AGI-CFI Holdings, Inc.	First Lien Secured Debt - Term Loan	S+490, 0.75% Floor	6/11/2027	$18,086	$17,992	$17,996	(4)(16)(17)
Amey
Project Ardent Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+550, 0.00% Floor	11/12/2031	£125,385	156,884	169,097	(3)(4)(8)(10)(18)
Eagle Railcar
Elk Bidco, Inc	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	6/14/2032	112,659	112,098	112,095	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	6/14/2032	—	(59)	(59)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	6/14/2032	—	(106)	(106)	(4)(5)(12)(32)
					111,933	111,930
GAT
GAT-Airline Ground Support Inc	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	5/9/2029	15,086	14,902	14,973	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	5/9/2029	2,057	2,015	2,021	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	P+525, 1.00% Floor	5/9/2029	794	766	776	(4)(9)(12)(16)(24)(32)
					17,683	17,770
GSI
Geotechnical Merger Sub, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	10/15/2031	67,411	66,788	66,736	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	10/15/2031	10,736	10,449	10,486	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/15/2031	3,121	3,036	3,027	(4)(9)(12)(16)(32)
					80,273	80,249

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (34)	Fair Value (1)(35)
Signature Aviation
Brown Group Holding, LLC	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	7/1/2031	14,962	14,907	14,997	(15)(16)
		Total Transportation Infrastructure			$399,672	$412,039

Wireless Telecommunication Services
Consumer Cellular
CCI Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	5/13/2032	$94,766	$93,831	$93,818	(4)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	5/13/2032		(54)	(55)	(4)(5)(12)(32)
		Total Wireless Telecommunication Services			$93,777	$93,763

		Total Investments before Cash Equivalents			$19,670,193	$19,896,145	(2)(6)(30)
Goldman Sachs Financial Square Government Fund Institutional		N/A	N/A	110,933	110,933	110,933	(7)
State Street Institutional U.S. Government Money Market Fund Opportunity		N/A	N/A	675,000	675,000	675,000	(7)
		Total Investments after Cash Equivalents			$20,456,126	$20,682,078

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

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

(a) Bears interest at a rate determined by three-month SOFR (as defined below). The interest rate locked two business days prior to settlement of the interest rate swaps. The three-month SOFR is 4.29% on June 30, 2025.

(b) Bears interest at a rate determined by 1 day Euro Short Term Rate. The interest rate locked two business days prior to settlement of the interest rate swaps. The 1 day Euro Short Term Rate ("ESTRON") is 1.92% on June 30, 2025.

(c) Bears interest at a rate determined by SOFR and three-month Korean InterBank Offered Rate ("KORIBOR"). The interest rates locked two business days and one business day for SOFR and three-month KORIBOR, respectively, prior to settlement of the currency swaps. The SOFR and the three-month KORIBOR are 4.45% and 2.55%, respectively, on June 30, 2025.

Derivative Instrument	Settlement Date	Notional amount to be purchased		Notional amount to be sold		Footnote Reference
Foreign currency forward contract	9/17/2025		$206,196	A$	316,445	Note 5
Foreign currency forward contract	9/17/2025	A$	2,594		$1,696	Note 5
Foreign currency forward contract	9/17/2025		$15,525	C$	21,141	Note 5
Foreign currency forward contract	9/17/2025	C$	222		$163	Note 5
Foreign currency forward contract	9/17/2025		$5,658	₣	4,595	Note 5
Foreign currency forward contract	9/17/2025	₣	90		$111	Note 5
Foreign currency forward contract	9/17/2025		$1,316,523		€1,144,144	Note 5
Foreign currency forward contract	9/17/2025		$1,801,945		£1,329,651	Note 5
Foreign currency forward contract	9/17/2025		$15,544		¥2,229,054	Note 5
Foreign currency forward contract	9/17/2025		$3,933	kr	37,528	Note 5
Foreign currency forward contract	9/17/2025	kr	1,071		$112	Note 5
(1)
Fair value is determined in good faith by or under the direction of the Board of Trustees of the Company (the "Board") (See Note 2 to the consolidated financial statements).
(2)
Aggregate gross unrealized gain and loss for federal income tax purposes are $121,058 and $(148,096), respectively. Net unrealized loss is $(27,038) based on a total tax cost of $19,923,183.
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

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

(8)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (the "1940 Act"). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2025, non-qualifying assets represented approximately 29.14% of the total assets of the Company.
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
(11)
As of June 30, 2025, there were letters of credit issued and outstanding through the Company under this senior secured facility.
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
(14)
The interest rate on these loans is subject to SOFR, which as of June 30, 2025 was 4.45%.
(15)
The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2025 was 4.32%.
(16)
The interest rate on these loans is subject to 3 months SOFR, which as of June 30, 2025 was 4.29%.
(17)
The interest rate on these loans is subject to 6 months SOFR, which as of June 30, 2025 was 4.15%.
(18)
The interest rate on these loans is subject to SONIA, which as of June 30, 2025 was 4.22%.
(19)
The interest rate on these loans is subject to 3 months KORIBOR ("K"), which as of June 30, 2025 was 2.55%.
(20)
The interest rate on these loans is subject to 3 months EURIBOR ("E"), which as of June 30, 2025 was 1.94%.
(21)
The interest rate on these loans is subject to 6 months EURIBOR, which as of June 30, 2025 was 2.05%.
(22)
The interest rate on these loans is subject to Swiss Average Rate Overnight ("SARON"), which as of June 30, 2025 was -0.03%.
(23)
The interest rate on these loans is subject to 6 months Stockholm Interbank Offered Rate ("STIBOR"), which as of June 30, 2025 was 2.11%.
(24)
The interest rate on these loans is subject to Prime Rate ("P"), which as of June 30, 2025 was 7.50%.
(25)
The interest rate on this loan is subject to the 3 month Australia Bank Bill Swap Rate ("BBSW"), which as of June 30, 2025 was 3.60%.
(26)
The interest rate on these loans is subject to 3 month Canadian Overnight Repo Rate Average ("CORRA" or "C"), which as of June 30, 2025 was 2.68%.
(27)
The interest rate on these loans is subject to 3 month Japan Tokyo Overnight Average Rate ("TONAR" or "T"), which as of June 30, 2025 was 0.48%.
(28)
Loan was on non-accrual status as of June 30, 2025. Heubach Holdings USA LLC has a maturity date prior to the end of the current period. The portfolio company has filed for insolvency in certain jurisdictions and has begun a sales process for all or part of the portfolio company.
(29)
Treace Medical Concepts, Inc. is subject to an interest rate cap. The investment is capped at the lesser of stated interest rate and 3.00% plus the applicable margin.
(30)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of June 30, 2025, all of the Company's investments were non-controlled and non-affiliated.
(31)
These investments have a variable interest rate of SOFR + variable spread based on the terms of respective credit agreements.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

(32) As of June 30, 2025, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
1475 Holdings, LLC	$1,071	$—	$1,071	$—	$—	$1,071
A&V Holdings Midco, LLC	57,227	—	57,227	—	—	57,227
Accel International Holdings, LLC	32,173	—	32,173	—	—	32,173
Accela, Inc.	1,714	—	1,714	—	—	1,714
Accelerate360 Holdings, LLC	45,960	(24,956)	21,004	—	—	21,004
Accelevation LLC	5,478	(831)	4,647	—	—	4,647
Accession Risk Management Group, Inc.	17,975	—	17,975	—	—	17,975
Accommodations Plus Technologies LLC	11,367	—	11,367	—	—	11,367
Acentra Holdings, LLC (fka CNSI Holdings, LLC)	11,450	(1,120)	10,330	—	—	10,330
ACP Avenu Buyer, LLC	15,645	—	15,645	—	—	15,645
Actium Midco 3 (UK) Limited*	10,246	—	10,246	—	—	10,246
Advarra Holdings, Inc.	12,380	—	12,380	—	—	12,380
Alcresta Therapeutics Inc.	5,232	—	5,232	—	—	5,232
All Star Recruiting Locums, LLC	1,304	(326)	978	—	—	978
Allied Benefit Systems Intermediate LLC	14	—	14	—	—	14
Altern Marketing, LLC	9,800	(7,840)	1,960	—	—	1,960
AMCP Clean Acqusition Company, LLC	17,973	—	17,973	—	—	17,973
American Restoration Holdings, LLC	12,741	(1,037)	11,704	—	—	11,704
Amika OpCo LLC (f/k/a Heat Makes Sense Shared Services, LLC)	1,617	—	1,617	—	—	1,617
Anaplan, Inc.	11,917	—	11,917	—	—	11,917
Artifact Bidco, Inc.	26,601	—	26,601	—	—	26,601
Associations Inc.	1,992	(952)	1,040	—	—	1,040
AVSC Holding Corp.	21,651	—	21,651	—	—	21,651
Azurite Intermediate Holdings, Inc.	7,325	—	7,325	—	—	7,325
BGIF IV Fearless Utility Services, Inc.	72,604	—	72,604	—	—	72,604
Biamp	6,000	—	6,000	—	—	6,000
Bingo Group Buyer, Inc.	6,706	(63)	6,643	—	—	6,643
Blitz 24-34 GmbH	7,097	—	7,097	—	—	7,097
Bullcave Limited	3,947	(2,105)	1,842	—	—	1,842
Cambrex Corp.	32,690	—	32,690	—	—	32,690

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Camin Cargo Control Holdings, Inc.	$8,705	$(3,059)	$5,646	$—	$—	$5,646
CCI Buyer, Inc.	5,534	—	5,534	—	—	5,534
Certinia Inc (FinancialForce.com)	4,039	—	4,039	—	—	4,039
Channelside AcquisitionCo, Inc. (fka Gruden Acquisition, Inc.)	8,464	—	8,464	—	—	8,464
CI (MG) GROUP, LLC	12,669	(1,216)	11,453	—	—	11,453
CI (Quercus) Intermediate Holdings, LLC	12,273	(284)	11,989	—	—	11,989
CircusTrix Holdings LLC	2,464	—	2,464	—	—	2,464
Coding Solutions Acquisition Inc	12,737	—	12,737	—	—	12,737
CohnReznick Advisory LLC	1,880	—	1,880	—	—	1,880
Coretrust Purchasing Group LLC (HPG Enterprises LLC)	12,632	—	12,632	—	—	12,632
Coupa Software Incorporated	8,716	—	8,716	—	—	8,716
Creek Parent, Inc.	29,103	—	29,103	—	—	29,103
Crete PA Holdco, LLC	24,419	—	24,419	—	—	24,419
Crewline Buyer, Inc.	4,365	—	4,365	—	—	4,365
Crunch Fitness Merger Sub, LLC	23,555	—	23,555	—	—	23,555
CSC Holdings, LLC	100	(84)	16	—	—	16
Databricks, Inc.	27,627	—	27,627	—	—	27,627
Disco Parent, LLC	2,139	—	2,139	—	—	2,139
DRS Holdings III, Inc.	1,341	—	1,341	—	—	1,341
EAB Global, Inc.	7,500	—	7,500	—	—	7,500
Eagle Purchaser, Inc.	4,015	(4,015)	0	—	—	0
Eclipse Buyer, Inc.	5,809	—	5,809	—	—	5,809
EHC Holdings Holdco Limited*	29,649	—	29,649	—	—	29,649
Electron BidCo Inc. (dba ExamWorks)	27,000	—	27,000	—	—	27,000
Elk Bidco, Inc	44,594	—	44,594	—	23,471	21,124
Endor Purchaser, Inc.	12,531	—	12,531	—	—	12,531
ERC Topco Holdings, LLC	2,135	(1,494)	641	—	—	641
Esdec Solar Group B.V. (Enstall Group B.V.)*	1,244	—	1,244	—	1,244	—
Everbridge Holdings, LLC	15,493	—	15,493	—	—	15,493
Evergreen IX Borrower 2023, LLC	10,071	—	10,071	—	—	10,071
Evoriel*	12,025	—	12,025	—	—	12,025
ExactCare Parent, Inc.	4,426	—	4,426	—	—	4,426

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Excelligence Learning Corporation	$13,562	$(4,747)	$8,815	$—	$—	$8,815
FINANCIERE ASTEK*	330	—	330	—	—	330
G Treasury SS LLC	6,929	(571)	6,358	—	—	6,358
G&A Partners Holding Company II, LLC	6,479	—	6,479	—	—	6,479
Galway Borrower LLC	5,816	(940)	4,876	—	—	4,876
Gannett Holdings, LLC	8,795	—	8,795	—	—	8,795
GAT-Airline Ground Support Inc	5,099	(794)	4,305	—	—	4,305
Gateway US Holdings, Inc.	6,681	—	6,681	—	—	6,681
GC Waves Holdings, Inc.	17,557	—	17,557	—	—	17,557
Genius Bidco LLC	2,861	(155)	2,706	—	1,701	1,005
Geotechnical Merger Sub, Inc.	23,594	(3,121)	20,473	—	—	20,473
Goldeneye Parent, LLC	12,774	—	12,774	—	—	12,774
Green Grass Foods, Inc.	1,250	—	1,250	—	—	1,250
Hanger, Inc.	2,812	—	2,812	—	—	2,812
HEF Safety Ultimate Holdings, LLC	2,758	(687)	2,071	—	—	2,071
Heritage Environmental Services, Inc.	19,444	—	19,444	—	—	19,444
Higginbotham Insurance Agency, Inc.	11,234	—	11,234	—	—	11,234
Howardsimon LLC	71,541	—	71,541	—	—	71,541
Hyperion Refinance Sarl	118,800	—	118,800	—	—	118,800
Ichor Management Limited*	6,251	(2,027)	4,224	—	4,224	—
Ideal Components Acquisition, LLC	10,076	—	10,076	—	—	10,076
International Schools Partnership Limited*	95,395	—	95,395	—	—	95,395
Investment Company 24 Bidco Limited*	12,520	—	12,520	—	—	12,520
IOTA HOLDINGS 3	8,250	(116)	8,134	—	—	8,134
IQN Holding Corp.	11,922	(3,765)	8,157	—	—	8,157
Ironhorse Purchaser, LLC	1,932	—	1,932	—	1,449	483
IW Buyer LLC	3,146	—	3,146	—	—	3,146
Janus Bidco Limited*	21,765	—	21,765	—	—	21,765
Jazz AH Holdco, LLC	800	(470)	330	—	—	330
Jensen Hughes, Inc	35,946	—	35,946	—	—	35,946
K Hovnanian Enterprises Inc	70,000	—	70,000	—	—	70,000
Kaman Corp	3,621	—	3,621	—	—	3,621
Kaseya Inc	2,500	—	2,500	—	—	2,500

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Kite Bidco Inc.	$15,212	$—	$15,212	$—	$—	$15,212
Legends Hospitality Holding Company, LLC	17,291	(4,611)	12,680	—	—	12,680
Lotus Topco Inc.	8,235	—	8,235	—	—	8,235
M&M OPCO, LLC	476	—	476	—	—	476
Madonna Bidco Limited*	6,332	—	6,332	—	—	6,332
MetaTiedot Midco S.à r.l.*	12,726	—	12,726	—	—	12,726
MGP Holdings III Corp.	7,748	(720)	7,028	—	—	7,028
Mobile Communications America, Inc.	5,371	(120)	5,251	—	—	5,251
Mount Olympus Bidco Limited	1,097	—	1,097	—	—	1,097
MRO Holdings, Inc.	85,000	—	85,000	—	—	85,000
MRO Parent Corporation	4,444	—	4,444	—	2,222	2,222
North Haven RI Buyer, LLC	8,657	—	8,657	—	—	8,657
Novotech SG Holdings Pte. Ltd./ Novotech Aus Bidco Pty Ltd/Novotech Holdings USA LLC	6,643	—	6,643	—	—	6,643
NPPI Buyer, LLC	9,211	(184)	9,027	—	—	9,027
Olympus Terminals Holdco II LLC	22,000	—	22,000	—	—	22,000
OMEGA II AB*	18,855	—	18,855	—	—	18,855
OMH-Healthedge Holdings, Inc.	37,896	—	37,896	—	—	37,896
One Silver Serve, LLC	11,199	(3,312)	7,887	—	—	7,887
Orthrus Ltd*	11,435	—	11,435	—	11,435	—
Pai Middle Tier, LLC	5,250	—	5,250	—	—	5,250
Paisley Bidco Limited*	52,678	—	52,678	—	—	52,678
Parfums Holding Company, Inc.	10,268	—	10,268	—	—	10,268
PARS Group LLC	952	—	952	—	952	—
Patriot Foods Buyer, Inc.	3,416	—	3,416	—	—	3,416
Patriot Growth Insurance Services, LLC	3,257	—	3,257	—	—	3,257
Pave America Interco, LLC (f/k/a Pavement Partners Interco, LLC)	14,191	(2,719)	11,472	—	10,565	907
PHOENIX YW BUYER, INC.	1,705	—	1,705	—	—	1,705
Ping Identity Holding Corp.	3,868	—	3,868	—	—	3,868
PMA Parent Holdings, LLC	987	—	987	—	—	987
Poly-Wood, LLC	46,091	—	46,091	—	—	46,091
PPL Acquisition LLC	1,000	—	1,000	1,000	—	—

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Protein For Pets Opco, LLC	$4,717	$(1,274)	$3,443	$—	$—	$3,443
QBS Parent, Inc.	40,866	—	40,866	—	—	40,866
R.F. Fager Company, LLC	1,260	—	1,260	—	—	1,260
Rarebreed Veterinary Partners, Inc.	16,221	—	16,221	—	—	16,221
Relativity ODA LLC	2,500	—	2,500	—	—	2,500
Reliable Doors, LLC	1,562	(114)	1,448	—	—	1,448
Rialto Management Group, LLC	2,433	—	2,433	—	—	2,433
RoC Holdco LLC	4,390	—	4,390	—	—	4,390
Rochester Midland Corporation	16,616	—	16,616	—	—	16,616
Rocket Bidco Limited*	36,958	—	36,958	—	—	36,958
Rocket Youth Brands Holdco LLC	10,698	—	10,698	—	—	10,698
Ruler Bidco S.A R.L.*	6,187	—	6,187	—	—	6,187
Runway Bidco, LLC	62,292	—	62,292	—	—	62,292
SG Acquisition, Inc.	5,757	—	5,757	—	—	5,757
Sigma Irish Acquico Limited	24,633	—	24,633	—	—	24,633
Smith Topco, Inc.	1,692	—	1,692	—	—	1,692
Space Finco, Inc.	27,000	—	27,000	—	—	27,000
Spark Purchaser, Inc.	1,351	—	1,351	—	—	1,351
Spruce Bidco II Inc.	26,335	—	26,335	—	—	26,335
Student Transportation of America Holdings Inc	520	—	520	—	—	520
SumUp Holdings Luxembourg S.a.r.l.*	11,780	—	11,780	—	—	11,780
TerSera Therapeutics LLC	1,395	—	1,395	—	—	1,395
Thg Acquisition, LLC	29,430	(745)	28,685	—	—	28,685
Traffic Management Solutions, LLC	1,583	—	1,583	—	—	1,583
Treace Medical Concepts, Inc.	1,500	(200)	1,300	—	—	1,300
Trench Plate Rental Co.	4,545	(1,364)	3,181	—	—	3,181
Truck-Lite Co., LLC	104,032	—	104,032	—	7,003	97,028
Truist Insurance Holdings, LLC	24,868	—	24,868	—	—	24,868
TS Investors, LLC	4,705	—	4,705	—	—	4,705
Tulip Bidco Limited*	247,120	—	247,120	—	—	247,120

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
TZ Buyer LLC	$606	$(394)	$212	$—	$—	$212
Uniguest Holdings, Inc	23,349	—	23,349	—	—	23,349
USA DeBusk LLC	6,015	(794)	5,221	—	4,183	1,038
Vamos Bidco, Inc.	36,199	—	36,199	—	—	36,199
Vensure Employer Services, Inc.	14,858	—	14,858	—	—	14,858
VICTORS PURCHASER, LLC	23,659	—	23,659	—	—	23,659
VICTORS PURCHASER, LLC*	1,981	—	1,981	—	—	1,981
Village Pet Care, LLC	3,327	(365)	2,962	—	2,873	89
Violin Finco Guernsey Limited*	7,305	—	7,305	—	—	7,305
Volunteer AcquisitionCo, LLC	758	—	758	—	—	758
Vybond Buyer, LLC	14,000	—	14,000	—	—	14,000
WC ORS Buyer, Inc.	14,346	(3,730)	10,616	—	—	10,616
WH BorrowerCo, LLC	14,662	(1,049)	13,613	—	13,613	—
Yellow Castle AB*	19,837	—	19,837	—	—	19,837
Zafin Labs Americas Incorporated	2,500	—	2,500	—	—	2,500
Zendesk, Inc.	38,994	—	38,994	—	—	38,994
Zeus Company LLC	12,566	—	12,566	—	—	12,566
Total	$2,864,987	$(88,469)	$2,776,518	$1,000	$84,935	$2,690,583

* These investments are in a foreign currency and the total commitment has been converted to USD using the June 30, 2025 exchange rate.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

(33) Securities that are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2025, the aggregate fair value of these securities is $13,824 or 0.1% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Security Type	Acquisition Date
Alcresta Holdings, LP	Common Equity - Equity Unit	3/12/2024
Alcresta Holdings, LP	Preferred Equity - Preferred Stocks	3/12/2024
Eclipse Topco, Inc.	Preferred Equity - Preferred Stocks	9/6/2024
Ergotron Investments, LLC	Common Equity - Equity Unit	7/6/2022
Fortis Fire & Safety Holdings LP	Common Equity - Equity Unit	7/21/2023
Genius Bidco LLC	Common Equity - Equity Unit	5/1/2024
HIG Intermediate, Inc.	Preferred Equity - Cumulative Preferred	12/10/2024
Ishtar Co-Invest-B LP	Common Equity - Stock	7/1/2022
Mitel Networks	Common Equity - Stock	6/20/2025
Nutpods Holdings, Inc.	Common Equity - Stock	12/26/2023
Oshun Co-Invest-B LP	Common Equity - Stock	7/1/2022
PAI Co-Investor FT Aggregator LLC	Common Equity - Stock	2/13/2025
PPL Equity LP	Common Equity - Equity Unit	7/1/2022
PPL Equity LP	Preferred Equity - Preferred Stocks	7/1/2022
RMC Topco LLC	Common Equity - Equity Unit	8/1/2023
Space Parent, LP	Common Equity - Stock	2/5/2025
Space Parent, LP	Preferred Equity - Preferred Stocks	2/5/2025
Tailwind Fire Flow Investor, LP	Common Equity - Membership Interest	6/28/2024
Trench Safety Solutions Holdings, LLC	Common Equity - Equity Unit	4/29/2022
TZ Parent LLC	Common Equity - Equity Unit	8/12/2022
WC ORS Holdings, L.P.	Common Equity - Limited Partnership	8/7/2024
XPLR Infrastructure LP	Common Equity - Stock	4/17/2025

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

(34) The following shows the composition of the Company’s portfolio at cost by investment type and industry as of June 30, 2025:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total
Aerospace & Defense	$518,161	$—	$—	$—	$—	$518,161
Automobile Components	240,438	—	—	—	—	240,438
Banks	40,346	—	—	—	—	40,346
Beverages	42,288	—	—	—	—	42,288
Building Products	225,965	—	—	—	—	225,965
Capital Markets	392,504	—	—	—	—	392,504
Chemicals	85,699	—	—	—	100	85,799
Commercial Services & Supplies	1,228,776	—	—	—	—	1,228,776
Communications Equipment	283,632	—	—	—	3,465	287,097
Construction & Engineering	346,889	—	—	—	151	347,040
Construction Materials	78,346	—	—	—	—	78,346
Consumer Finance	73,842	—	—	—	—	73,842
Consumer Staples Distribution & Retail	361,612	—	—	—	—	361,612
Containers & Packaging	319,531	—	—	—	—	319,531
Diversified Consumer Services	484,782	—	—	—	—	484,782
Diversified Telecommunication Services	256,866	—	—	—	—	256,866
Electric Utilities	161,109	—	—	—	—	161,109
Electrical Equipment	80,643	—	—	—	—	80,643
Electronic Equipment, Instruments & Components	30,690	—	—	—	—	30,690
Energy Equipment & Services	42,157	—	—	—	—	42,157
Entertainment	158,192	—	—	—	—	158,192
Financial Services	1,366,783	—	—	5,940	—	1,372,723
Food Products	9,963	—	—	—	125	10,088
Ground Transportation	130,160	—	—	—	—	130,160
Health Care Equipment & Supplies	380,131	—	—	—	—	380,131
Health Care Providers & Services	1,272,637	—	—	—	—	1,272,637
Health Care Technology	331,977	—	—	—	—	331,977
Hotels, Restaurants & Leisure	1,146,645	—	17,126	—	—	1,163,771
Household Durables	153,548	—	—	—	—	153,548
Household Products	103,672	—	—	—	100	103,772
Independent Power & Renewable Electricity Producers	99,543	—	29	—	88	99,660
Industrial Conglomerates	—	—	—	—	90	90
Insurance	922,045	—	—	49	—	922,094
Interactive Media & Services	345,499	—	—	—	—	345,499
IT Services	285,452	—	—	—	77	285,529
Leisure Products	222,587	—	—	—	—	222,587
Life Sciences Tools & Services	313,655	—	—	—	—	313,655
Machinery	363,917	—	—	—	—	363,917
Media	410,786	—	—	—	—	410,786
Oil, Gas & Consumable Fuels	85,891	—	—	—	—	85,891
Paper & Forest Products	19,666	—	—	—	—	19,666
Personal Care Products	293,742	—	—	—	33	293,775
Pharmaceuticals	297,147	—	—	215	102	297,464
Professional Services	1,057,450	—	—	50	—	1,057,500
Real Estate Management & Development	132,374	—	—	—	—	132,374
Software	2,770,062	—	—	—	—	2,770,062

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total
Specialized REITs	$24,170	$—	$—	$—	$—	$24,170
Specialty Retail	411,126	—	—	—	—	411,126
Technology Hardware, Storage & Peripherals	285,014	—	—	—	—	285,014
Textiles, Apparel & Luxury Goods	275,213	—	—	—	—	275,213
Trading Companies & Distributors	185,591	—	—	—	90	185,681
Transportation Infrastructure	399,672	—	—	—	—	399,672
Wireless Telecommunication Services	93,777	—	—	—	—	93,777
Total	$19,642,363	$—	$17,155	$6,254	$4,421	$19,670,193

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

(35) The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of June 30, 2025:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total	% of Net Assets
Aerospace & Defense	$518,426	$—	$—	$—	$—	$518,426	3.9%
Automobile Components	238,969	—	—	—	—	238,969	1.8%
Banks	40,468	—	—	—	—	40,468	0.3%
Beverages	42,569	—	—	—	—	42,569	0.3%
Building Products	225,888	—	—	—	—	225,888	1.7%
Capital Markets	404,733	—	—	—	—	404,733	3.1%
Chemicals	70,550	—	—	—	132	70,682	0.5%
Commercial Services & Supplies	1,218,043	—	—	—	—	1,218,043	9.3%
Communications Equipment	282,114	—	—	—	5,829	287,943	2.2%
Construction & Engineering	345,494	—	—	—	143	345,637	2.6%
Construction Materials	79,011	—	—	—	—	79,011	0.6%
Consumer Finance	75,459	—	—	—	—	75,459	0.6%
Consumer Staples Distribution & Retail	377,013	—	—	—	—	377,013	2.9%
Containers & Packaging	332,188	—	—	—	—	332,188	2.5%
Diversified Consumer Services	489,599	—	—	—	—	489,599	3.7%
Diversified Telecommunication Services	261,276	—	—	—	—	261,276	2.0%
Electric Utilities	160,625	—	—	—	—	160,625	1.2%
Electrical Equipment	84,663	—	—	—	—	84,663	0.6%
Electronic Equipment, Instruments & Components	30,914	—	—	—	—	30,914	0.2%
Energy Equipment & Services	42,365	—	—	—	—	42,365	0.3%
Entertainment	159,531	—	—	—	—	159,531	1.2%
Financial Services	1,412,670	—	—	6,626	—	1,419,296	10.8%
Food Products	10,068	—	—	—	122	10,190	0.1%
Ground Transportation	128,018	—	—	—	—	128,018	1.0%
Health Care Equipment & Supplies	385,297	—	—	—	—	385,297	2.9%
Health Care Providers & Services	1,251,939	—	—	—	—	1,251,939	9.5%
Health Care Technology	332,525	—	—	—	—	332,525	2.5%
Hotels, Restaurants & Leisure	1,175,049	—	18,653	—	—	1,193,702	9.1%
Household Durables	154,643	—	—	—	—	154,643	1.2%
Household Products	104,480	—	—	—	166	104,646	0.8%
Independent Power & Renewable Electricity Producers	84,867	—	32	—	82	84,981	0.6%
Industrial Conglomerates	—	—	—	—	74	74	0.0%
Insurance	926,883	—	—	50	—	926,933	7.1%
Interactive Media & Services	361,076	—	—	—	—	361,076	2.7%
IT Services	295,932	—	—	—	54	295,986	2.3%
Leisure Products	226,345	—	—	—	—	226,345	1.7%
Life Sciences Tools & Services	313,392	—	—	—	—	313,392	2.4%
Machinery	366,443	—	—	—	—	366,443	2.8%
Media	406,995	—	—	—	—	406,995	3.1%
Oil, Gas & Consumable Fuels	86,066	—	—	—	—	86,066	0.7%
Paper & Forest Products	19,665	—	—	—	—	19,665	0.1%
Personal Care Products	294,844	—	—	—	—	294,844	2.2%
Pharmaceuticals	298,621	—	—	229	157	299,007	2.3%
Professional Services	1,095,068	—	—	39	—	1,095,107	8.3%
Real Estate Management & Development	135,113	—	—	—	—	135,113	1.0%
Software	2,792,945	—	—	—	—	2,792,945	21.7%

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total	% of Net Assets
Specialized REITs	$24,537	$—	$—	$—	$—	$24,537	0.2%
Specialty Retail	427,412	—	—	—	—	427,412	3.3%
Technology Hardware, Storage & Peripherals	303,350	—	—	—	—	303,350	2.3%
Textiles, Apparel & Luxury Goods	277,890	—	—	—	—	277,890	2.1%
Trading Companies & Distributors	185,803	—	—	—	121	185,924	1.4%
Transportation Infrastructure	412,039	—	—	—	—	412,039	3.1%
Wireless Telecommunication Services	93,763	—	—	—	—	93,763	0.7%
Total	$19,863,636	$—	$18,685	$6,944	$6,880	$19,896,145	151.5%
% of Net Assets	151.2%	0.0%	0.1%	0.1%	0.1%	151.5%

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of June 30, 2025
Software	14.3%
Financial Services	7.1%
Health Care Providers & Services	6.3%
Commercial Services & Supplies	6.1%
Hotels, Restaurants & Leisure	6.0%
Professional Services	5.5%
Insurance	4.7%
Aerospace & Defense	2.6%
Diversified Consumer Services	2.5%
Specialty Retail	2.1%
Transportation Infrastructure	2.1%
Media	2.0%
Capital Markets	2.0%
Health Care Equipment & Supplies	1.9%
Consumer Staples Distribution & Retail	1.9%
Machinery	1.8%
Interactive Media & Services	1.8%
Construction & Engineering	1.7%
Health Care Technology	1.7%
Containers & Packaging	1.7%
Life Sciences Tools & Services	1.6%
Technology Hardware, Storage & Peripherals	1.5%
Pharmaceuticals	1.5%
IT Services	1.5%
Personal Care Products	1.5%
Communications Equipment	1.4%
Textiles, Apparel & Luxury Goods	1.4%
Diversified Telecommunication Services	1.3%
Automobile Components	1.2%
Leisure Products	1.1%
Building Products	1.1%
Trading Companies & Distributors	0.9%
Electric Utilities	0.8%
Entertainment	0.8%
Household Durables	0.8%
Real Estate Management & Development	0.7%
Ground Transportation	0.6%
Household Products	0.5%
Wireless Telecommunication Services	0.5%
Oil, Gas & Consumable Fuels	0.4%
Independent Power & Renewable Electricity Producers	0.4%
Electrical Equipment	0.4%
Construction Materials	0.4%
Consumer Finance	0.4%
Chemicals	0.4%
Beverages	0.2%
Energy Equipment & Services	0.2%
Banks	0.2%
Electronic Equipment, Instruments & Components	0.2%
Specialized REITs	0.1%
Paper & Forest Products	0.1%
Food Products	0.1%
Industrial Conglomerates	0.0%
100.0%

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(In thousands, except share data)

Geographic Region	Percentage of Total Investments (at Fair Value) as of June 30, 2025
United States	77.2%
United Kingdom	10.4%
Europe	9.8%
Australia	1.0%
Canada	0.9%
Asia	0.4%
Caribbean	0.3%

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

As of June 30, 2025, the Company's consolidated subsidiaries were Cardinal Funding LLC, Mallard Funding LLC, Grouse Funding LLC, Barn Owl Funding LLC, ADS CLO 1 LLC, ADL CLO 1 LLC, ADS Lender LLC, ADS Apollonia SPV LLC, ADS Holdings (Lux) S.à.r.l. and ADS Aoide SPV LLC.

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

Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of June 30, 2025 and December 31, 2024 were $1,238,310 and $392,894, respectively, of which $785,933 and $154,584, respectively, were held in money market funds.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the three months ended June 30, 2025, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

As of June 30, 2025, 0.5% of total investments at amortized cost, or 0.2% of total investments at fair value, were on non-accrual status. As of December 31, 2024, 0.6% of total investments at amortized cost, or 0.2% of total investments at fair value, were on non-accrual status.

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

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its shareholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to shareholders through June 30, 2025 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file Form 1099s for the tax year ending December 31, 2025. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to shareholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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

If we fail to satisfy the annual distribution requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate rates. Distributions would generally be taxable to our individual and other non-corporate taxable shareholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements are met. Subject to certain limitation under the Code, corporate distributions would be eligible for the dividend-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our shareholders our accumulated earnings and profits attributable to non RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years.c

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of June 30, 2025, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

Segment Reporting

The Company adopted FASB Accounting Standards Update 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company operates under one operating segment and reporting unit, investment management. The CODM is the chief executive officer of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. Key metrics include, but are not limited to, net investment income and net increase in net assets resulting from operations that is reported on the Consolidated Statements of Operations, fair value of investments as disclosed on the Consolidated Schedule of Investments, as well as distributions made to the Company’s shareholders. The Company's adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company's does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

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

For the three and six months ended June 30, 2025, the Company recognized $39,815 and $73,231 respectively, of management fees.

For the three and six months ended June 30, 2024, the Company recognized $19,774 and $35,111 respectively, of management fees.

For the three and six months ended June 30, 2025, the Company recognized $37,660 and $70,223 respectively, of incentive fees based on income and $0 and $(915), respectively, of incentive fees based on cumulative net realized gains/(losses).

For the three and six months ended June 30, 2024, the Company recognized $23,504, and $42,319 respectively, of incentive fees based on income of $249, and $1,309 respectively, of incentive fees based on cumulative net realized gains/(losses).

As of June 30, 2025 and December 31, 2024, management fee payables were $13,734 and $10,204, respectively, and performance-based incentive fees payable were $37,660 and $28,523, respectively.

Fees From Affiliates

From time-to-time various affiliates of Adviser are involved in transactions whereby certain fees, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution services") are earned and rebated back to the Company. These fees are accounted for as "Other Income" in the Consolidated Statements of Operations. For the three and six months ended June 30, 2025 the Company received $815 and $6,480, respectively, in fee rebates from affiliates related to Capital Solution services. For the three and six months ended June 30, 2024 the Company received $1,427 and $4,429, respectively, in fee rebates from affiliates related to Capital Solution services.

Administration Agreement

On July 22, 2021, the Company entered into an Administration Agreement (the “Initial Administration Agreement”) with the Administrator. On March 13, 2025, the Company and the Administrator entered into an amended and restated administration agreement (the “Amended and Restated Administration Agreement" and, together with the Initial Administration Agreement, the "Administration Agreement"), which amended and restated the Initial Administration Agreement. The Amended and Restated Administration Agreement alters the Initial Administration Agreement by revising the reimbursement and indemnification provisions. No other changes were made to the Initial Administration Agreement. Under the terms of the Administration Agreement, the Administrator will provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of net asset value (“NAV”), compliance monitoring (including diligence and oversight of other service providers), preparing reports to shareholders and reports filed with the Securities and Exchange Commission (the “SEC”), preparing materials and coordinating meetings of the Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of AGM or any of its affiliates, subject to the limitations described in Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed by such affiliate or third party. The Administrator hired a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.

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

Affiliated Service Platform

In February 2025, the Company engaged Lyra Client Solutions Holdings, LLC (“Lyra”), an end-to-end client service platform affiliated with Apollo. Lyra provides administration, data management, trade operations, investor onboarding and servicing, technology and other similar services to institutional, global wealth, global family office and retail investors.

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

Distribution and Servicing Plan

On July 22, 2021, the Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). On November 7, 2024, the Board approved continuing the Distribution and Servicing Plan. The following table shows the shareholder servicing and/or distribution fees the Company will pay the Intermediary Manager with respect to the Class S shares, Class D shares and Class I shares on an annualized basis as a percentage of the Company’s NAV for such class. No shareholder servicing and/or distribution fees will be paid with respect to Class I shares. The shareholder servicing and/or distribution is paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

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

For the three and six months ended June 30, 2025, the Company accrued distribution and shareholder servicing fees of $5,385 and $10,091 respectively, which were attributable to Class S shares. For the three and six months ended June 30, 2025, the Company accrued distribution and shareholder servicing fees of $7 and $13, respectively, which were attributable to Class D shares.

For the three and six months ended June 30, 2024, the Company accrued distribution and shareholder servicing fees of $2,910 and $5,112 respectively, which were attributable to Class S shares. For the three and six months ended June 30, 2024, the Company accrued distribution and shareholder servicing fees of $1 and $3, respectively, which were attributable to Class D shares.

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

Co-Investment Activity

The Company, the Adviser and certain affiliates received an exemptive order from the SEC on May 14, 2025 (the “Order”), that permits us, among other things, to co-invest with other funds and accounts managed by the Adviser or its affiliates, subject to certain conditions. Pursuant to such Order, the Board has approved co-investment policies and procedures describing how the Company will comply with the Order. Further, the Adviser has adopted policies and procedures (the “Adviser Allocation Policy”) describing the allocation of investment opportunities in which we will have the opportunity to participate with one or more Apollo-managed BDCs, including us (the “Apollo BDCs”), certain Apollo-managed registered investment companies (the “Apollo RICs” and, together with the Apollo BDCs, the “Apollo Regulated Funds”) and other public or private Apollo funds that target similar assets. Pursuant to the Adviser Allocation Policy, the Company will be given the opportunity to participate in any investments that fall within certain criteria established by the Adviser. The Company may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The investment would generally be allocated to us, any other Apollo Regulated Funds and the other Apollo funds that target similar assets pro rata based on available capital in the applicable asset class. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us.

As of June 30, 2025, the Company’s co-investment holdings were 48.6% of the portfolio or $9,679,367, measured at fair value. On a cost basis, 48.4% of the portfolio or $9,513,203 were co-investments.

As of December 31, 2024, the Company’s co-investment holdings were 48.6% of the portfolio or $7,068,425, measured at fair value. On a cost basis, 48.5% of the portfolio or $7,082,039 were co-investments.

Note 4. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investments as of June 30, 2025, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$19,642,363	$19,863,636	$—	$5,328,969	$14,534,667
Second Lien Secured Debt	—	—	—	—	—
Unsecured Debt	17,155	18,685	—	18,685	—
Common Equity/Interests	4,421	6,880	81	—	6,799
Preferred Equity	6,254	6,944	—	—	6,944
Total Investments before Cash Equivalents	$19,670,193	$19,896,145	$81	$5,347,654	$14,548,410
Money Market Fund	$785,933	$785,933	$785,933	$—	$—
Total Cash Equivalents	$785,933	$785,933	$785,933	$—	$—
Total Investments after Cash Equivalents	$20,456,126	$20,682,078	$786,014	$5,347,654	$14,548,410
Currency swaps	$—	$(4,894)	$—	$(4,894)	$—
Interest rate swaps	—	64,844	—	64,844	—
Foreign currency forward transactions	—	(66,506)	—	(66,506)	—
Total Assets and Liabilities at Fair Value	$20,456,126	$20,675,522	$786,014	$5,341,098	$14,548,410

The following table shows the composition of our investments as of December 31, 2024, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$14,565,460	$14,542,450	$—	$3,350,919	$11,191,531
Second Lien Secured Debt	36,810	5,723	—	—	5,723
Unsecured Debt	96	103	—	103	—
Common Equity/Interests	766	832	—	—	832
Preferred Equity	6,206	6,427	—	—	6,427
Total Investments before Cash Equivalents	$14,609,338	$14,555,535	$—	$3,351,022	$11,204,513
Money Market Fund	$154,584	$154,584	$154,584	$—	$—
Total Cash Equivalents	$154,584	$154,584	$154,584	$—	$—
Total Investments after Cash Equivalents	$14,763,922	$14,710,119	$154,584	$3,351,022	$11,204,513
Currency swaps	$—	$11,740	$—	$11,740	$—
Interest rate swaps	—	(22,459)	—	(22,459)	—
Foreign currency forward transactions	—	34,954	—	34,954	—
Total Assets and Liabilities at Fair Value	$14,763,922	$14,722,614	$154,584	$3,363,517	$11,204,513

The following table shows changes in the fair value of our Level 3 investments during the three months ended June 30, 2025:

	Three Months Ended June 30, 2025
	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Common Equity/Interests	Preferred Equity	Total
Fair value as of March 31, 2025	$12,774,315	$3,462	$—	$966	$6,483	$12,785,226
Net realized gains (losses)	14,149	(34,504)	—	—	—	(20,355)
Net change in unrealized gains (losses)	179,632	36,691	—	2,427	451	219,202
Net amortization on investments	7,386	29	—	—	—	7,415
Purchases, including capitalized PIK (3)	3,185,808	—	—	3,406	9	3,189,223
Sales (3)	(1,626,623)	(5,679)	—	—	—	(1,632,302)
Transfers out of Level 3 (1)	—	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—	—
Fair value as of June 30, 2025	$14,534,667	$—	$—	$6,799	$6,944	$14,548,410

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2025	$181,862	$—	$—	$2,427	$450	$184,739

The following table shows changes in the fair value of our Level 3 investments during the six months ended June 30, 2025:

	Six Months Ended June 30, 2025
	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Common Equity/Interests	Preferred Equity	Total
Fair value as of December 31, 2024	$11,191,530	$5,723	$—	$833	$6,428	$11,204,514
Net realized gains (losses)	18,834	(33,842)	—	—	—	(15,008)
Net change in unrealized gains (losses)	244,376	31,087	—	2,421	445	278,329
Net amortization on investments	14,482	—	—	—	—	14,482
Purchases, including capitalized PIK (3)	5,845,752	—	—	3,545	71	5,849,368
Sales (3)	(2,314,861)	(2,968)	—	—	—	(2,317,829)
Transfers out of Level 3 (1)	(465,446)	—	—	—	—	(465,446)
Transfers into Level 3 (1)	—	—	—	—	—	—
Fair value as of June 30, 2025	$14,534,667	$—	$—	$6,799	$6,944	$14,548,410

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2025	$226,302	$—	$—	$2,422	$444	$229,168

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
(2)
Includes unfunded commitments measured at fair value of $(46,746).
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

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of June 30, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2025 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range			Weighted Average (1)
First Lien Secured Debt	$13,193,676	Discounted Cash Flow	Discount Rate	5.4%	-	29.7%	9.5%
	1,326,845	Transactional Value	Cost	N/A		N/A	N/A
	3,504	Asset Recoverability	Recoverability %	0.0%	-	50.0%	49.3%
	10,642	Market Comparable Technique	Comparable Multiple	0.6x		7.8x	3.8x
Second Lien Secured Debt	—	Transactional Value	Cost	N/A		N/A	N/A
	—	Market Comparable Technique	Comparable Multiple	N/A		N/A	N/A
Common Equity/Interests	6,697	Market Comparable Technique	Comparable Multiple	1.6x		20x	4.8x
	102	Transactional Value	Cost	N/A		N/A	N/A
Preferred Equity	99	Transactional Value	Cost	N/A		N/A	N/A
	168	Market Comparable Technique	Comparable Multiple	1.6x		17.0x	13.5x
	6,677	Discounted Cash Flow	Discount Rate	11.9%		12.7%	12.7%
Total Level 3 Investments	$14,548,410
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

Investment Transactions

For the three and six months ended June 30, 2025, purchases of investments on a trade date basis were $4,844,978 and $8,975,827, respectively.

For the three and six months ended June 30, 2024, purchases of investments on a trade date basis were $3,363,708 and $5,545,473, respectively.

For the three and six months ended June 30, 2025, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $2,654,285 and $3,959,337, respectively.

For the three and six months ended June 30, 2024, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $810,124 and $1,268,234, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three and six months ended June 30, 2025, PIK income earned was $9,233 and $14,511, respectively. During the three and six months ended June 30, 2024, PIK income earned was $3,847 and $9,052, respectively.

The following table shows the change in capitalized PIK balance for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
PIK balance at beginning of period	$37,811	$19,485	$32,548	$13,026
PIK income capitalized	8,694	3,398	13,957	9,858
Adjustments due to investments exited or written off	—	—	—	—
PIK income received in cash	—	—	—	—
PIK balance at end of period	$46,505	$22,884	$46,505	$22,884

Note 5. Derivative Instruments

In the normal course of business, the Company enters into derivative financial instruments to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures.

Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2025:

Counterparty	Notional amount to be purchased		Notional amount to be sold		Settlement Date	Fair Value*	Balance Sheet Location of Net Amounts
BNP Paribas S.A.		$1,131	A$	1,722	9/17/2025	$(4)	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.		$3,671	C$	5,001	9/17/2025	$(18)	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.	₣	90		$111	9/17/2025	$4	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.		$27,834		€24,148	9/17/2025	$(776)	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.		$8,943		£6,600	9/17/2025	$(125)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International	A$	2,594		$1,696	9/17/2025	$13	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International		$8,678		€7,536	9/17/2025	$(251)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International		$4,476		£3,304	9/17/2025	$(63)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International		$3,688		¥528,831	9/17/2025	$(15)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$93,813	A$	144,367	9/17/2025	$(1,347)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$11,854	C$	16,140	9/17/2025	$(53)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$537,172		€466,626	9/17/2025	$(15,672)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$180,203		£132,940	9/17/2025	$(2,430)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$11,856		¥1,700,223	9/17/2025	$(49)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC	kr	1,071		$112	9/17/2025	$2	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$111,252	A$	170,356	9/17/2025	$(1,039)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	C$	121		$89	9/17/2025	$0	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$5,658	₣	4,595	9/17/2025	$(191)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$194,945		€169,904	9/17/2025	$(6,352)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$829,835		£612,283	9/17/2025	$(11,318)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$3,933	kr	37,528	9/17/2025	$(55)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association	C$	101		$74	9/17/2025	$0	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association		$547,894		€475,930	9/17/2025	$(15,974)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association		$778,489		£574,524	9/17/2025	$(10,791)	Unrealized appreciation (depreciation) on foreign currency forward contracts
						$(66,506)

* Totals may not foot due to rounding.

Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2024:

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value*	Balance Sheet Location of Net Amounts
Morgan Stanley and Co. International PLC	$467,803		€443,140	3/19/2025	$7,452	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley and Co. International PLC	$134,773		£106,480	3/19/2025	$1,590	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley and Co. International PLC	$(4,765)	A$	(7,469)	3/19/2025	$(141)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley and Co. International PLC	$1,921	C$	2,720	3/19/2025	$24	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	$107,385	A$	168,922	3/19/2025	$2,827	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	$5,005	₣	4,427	3/19/2025	$87	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	$495,923		€469,652	3/19/2025	$8,031	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	$995,629		£783,988	3/19/2025	$15,038	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	$3,305	kr	36,103	3/19/2025	$30	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas SA	$1,201		€1,140	3/19/2025	$17	Unrealized appreciation (depreciation) on foreign currency forward contracts
					$34,954

* Totals may not foot due to rounding.

Certain information related to the Company’s interest rate swaps and currency swaps are presented below as of June 30, 2025:

Counterparty	Notional Amount	Maturity Date	Fair Value*	Financial Statement Location of Net Amounts
BNP Paribas SA	$400,000	7/29/2031	$9,049	Other assets
BNP Paribas SA	$325,000	4/13/2029	$8,255	Other assets
BNP Paribas SA	$300,000	7/29/2031	$5,304	Other assets
Goldman Sachs International	$350,000	4/13/2029	$(3,814)	Other assets
Goldman Sachs International	$325,000	4/13/2029	$8,104	Other assets
Goldman Sachs International	€90,000	9/28/2026	$1,907	Other assets
Goldman Sachs International	$82,000	12/21/2027	$480	Other assets
Goldman Sachs International	$62,000	12/21/2025	$(42)	Other assets
Goldman Sachs International	$38,000	1/19/2026	$(33)	Other assets
Goldman Sachs International	$18,000	1/19/2028	$102	Other assets
SMBC Capital Markets, Inc.	$500,000	3/15/2032	$23,517	Other assets
SMBC Capital Markets, Inc.	$325,000	9/28/2028	$5,344	Other assets
SMBC Capital Markets, Inc.	$300,000	7/29/2031	$5,304	Other assets
SMBC Capital Markets, Inc.	$226,000	9/28/2026	$1,367	Other assets
BNP Paribas SA	$60,988	5/12/2026	$(2,093)	Other assets
Morgan Stanley Capital Services LLC	$81,450	5/12/2026	$(2,801)	Other assets
			$59,950

* Totals may not foot due to rounding.

Certain information related to the Company’s interest rate swaps and currency swaps are presented below as of December 31, 2024:

Counterparty	Notional Amount	Maturity Date	Fair Value*	Financial Statement Location of Net Amounts
BNP Paribas SA	$325,000	4/13/2029	$1,019	Other liabilities and expenses
BNP Paribas SA	$300,000	7/29/2031	$(4,159)	Other liabilities and expenses
Goldman Sachs International	$62,000	12/21/2025	$(83)	Other liabilities and expenses
Goldman Sachs International	$38,000	1/19/2026	$(68)	Other liabilities and expenses
Goldman Sachs International	€82,000	12/21/2027	€(833)	Other liabilities and expenses
Goldman Sachs International	$18,000	1/19/2028	$(197)	Other liabilities and expenses
Goldman Sachs International	$90,000	9/28/2026	$1,940	Other liabilities and expenses
Goldman Sachs International	$325,000	4/13/2029	$851	Other liabilities and expenses
Goldman Sachs International	$350,000	4/13/2029	$(12,997)	Other liabilities and expenses
SMBC Capital Markets, Inc.	$300,000	7/29/2031	$(4,159)	Other liabilities and expenses
SMBC Capital Markets, Inc.	$226,000	9/28/2026	$648	Other liabilities and expenses
SMBC Capital Markets, Inc.	$325,000	9/28/2028	$(1,047)	Other liabilities and expenses
BNP Paribas SA	$400,000	7/29/2031	$(3,375)	Other liabilities and expenses
Morgan Stanley Capital Services LLC	$81,000	5/12/2026	$6,706	Other liabilities and expenses
BNP Paribas SA	$61,000	5/12/2026	$5,034	Other liabilities and expenses
			$(10,719)

* Totals may not foot due to rounding.

The Company’s foreign currency forward contracts and currency swaps are not designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three and six months ended June 30, 2025 and 2024, for the Company’s foreign currency forward contracts and currency swaps, are in the following locations in the Consolidated Statements of Operations:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Financial Statement Location	2025	2024	2025	2024
Foreign currency forward contracts	Net realized gain(loss) on foreign currency forward contracts	$(142,729)	$2,238	$(210,065)	$(4,127)
Currency swaps	Net realized gain(loss) on derivatives	680	—	1,267	—
		$(142,049)	$2,238	$(208,798)	$(4,127)

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Financial Statement Location	2025	2024	2025	2024
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$(75,511)	$304	$(101,460)	$14,897
Currency swaps	Net change in unrealized appreciation (depreciation) on derivatives	(14,878)	1,430	(15,468)	1,430
		$(90,389)	$1,734	$(116,928)	$16,327

The Company’s interest rate swaps have been designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three and six months ended June 30, 2025 and 2024, for the Company’s interest rate swaps, are in the following locations in the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,		Financial Statement Location
	2025	2024	2025	2024
Interest rate swaps	$(22,254)	$9,977	$(82,784)	$23,063	Interest and other debt expenses
Hedged items	27,238	(5,251)	87,303	(15,069)	Interest and other debt expenses
	$4,984	$4,726	$4,519	$7,994

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported net in the Consolidated Statements of Assets and Liabilities. The following table presents the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2025:

	As of June 30, 2025
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
BNP Paribas SA	$22,608	$(2,093)	$—	$(19,250)	$1,265
Goldman Sachs International	10,593	(3,889)	—	(4,990)	1,714
SMBC Capital Markets, Inc.	35,532	—	—	(32,760)	2,772
Morgan Stanley Capital Services LLC	—	—	—	—	—
Wells Fargo Bank National Association	0	(0)	—	—	—
Total	$68,733	$(5,982)	$—	$(57,000)	$5,751

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
BNP Paribas SA	$(2,093)	$2,093	$—	$—	$—
Goldman Sachs International	(3,889)	3,889	—	—	—
SMBC Capital Markets, Inc.	—	—	—	—	—
Morgan Stanley Capital Services LLC	(2,801)	—	—	—	(2,801)
Wells Fargo Bank National Association	(26,765)	0	—	22,170	(4,595)
Total	$(35,548)	$5,982	$—	$22,170	$(7,396)

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

Note 6. Debt and Foreign Currency Transactions and Translations

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2025 and December 31, 2024, the Company’s asset coverage was 286.7% and 291.1%, respectively.

The Company’s outstanding debt obligations as of June 30, 2025 were as follows:

	June 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value		Fair Value (3)	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$2,740,000	$975,692	$975,692		$975,692	$1,755,070	$1,755,070
Cardinal Funding LLC	800,000	775,000	775,000		775,000	25,000	25,000
Grouse Funding LLC	500,000	500,000	500,000		491,400	—	—
Mallard Funding LLC	500,000	378,900	378,900		378,900	121,100	121,100
Barn Owl Funding LLC	400,000	273,150	273,150		273,150	126,850	3,708
December 2025 Notes	62,000	62,000	61,958		61,958	—	—
January 2026 Notes	38,000	38,000	37,967		37,967	—	—
December 2027 Notes	82,000	82,000	82,480		82,480	—	—
January 2028 Notes	18,000	18,000	18,102		18,102	—	—
September 2026 Notes	226,000	226,000	227,367		227,367	—	—
September 2028 Notes	325,000	325,000	330,344		330,344	—	—
September 2026 Euronotes	106,016	106,016	107,922		107,922	—	—
2029 Notes	1,000,000	1,000,000	1,021,064	(4)	1,021,064	—	—
2031 Notes	1,000,000	1,000,000	1,026,319	(4)	1,026,319	—	—
2032 Notes	500,000	500,000	523,095	(4)	523,095	—	—
CLO Class A-1 Notes	450,000	450,000	450,000		450,000	—	—
2025 Class A-1a Notes	126,000	126,000	126,000		126,000	—	—
2025 Class A-1a-L1 Loans	114,000	114,000	114,000		114,000	—	—
2025 Class A-1a-L2 Loans	50,000	50,000	50,000		50,000	—	—
2025 Class A-1b Notes	10,000	10,000	10,000		10,000	—	—
2025 Class A-1b Loans	10,000	10,000	10,000		10,000	—	—
2025 Class A-2 Notes	20,000	20,000	20,000		19,995	—	—
Total Debt Obligations	$9,077,016	$7,039,758	$7,119,360		$7,110,755	$2,028,020	$1,904,878
Deferred Financing Costs			(62,683)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount			$7,056,677

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2025. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Average debt outstanding	$5,871,455	$3,188,188	$5,530,895	$2,820,152
Maximum amount of debt outstanding	7,039,758	4,668,417	7,039,758	4,668,417
Weighted average annualized interest cost (1)	7.09%	8.32%	7.01%	8.42%

Annualized amortized debt issuance cost	0.22%	0.29%	0.21%	0.30%
Total annualized interest cost	7.31%	8.61%	7.22%	8.72%

Average 1-month SOFR rate	4.32%	5.3%	4.32%	5.3%

(1)
Includes the stated interest expense for all facilities and commitment fees on the unused portions of the Senior Secured Facility and SPV Financing Facilities, and net interest on interest rate swaps entered into qualifying hedge accounting relationships. Commitment fees for the three and six months ended June 30, 2025 were $2,852 and $6,077, respectively. Commitment fees for the three and six months ended June 30, 2024 were $2,521 and $4,992, respectively.

The components of interest expense for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Borrowing interest expense	$98,008	$59,831	$184,718	$107,217
Facility unused fees	2,852	2,521	6,077	4,992
Amortization of financing costs and debt issuance costs	2,748	2,345	5,414	4,256
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items
Interest rate swaps	(22,254)	9,977	(82,784)	23,063
Hedged items	27,238	(5,251)	87,303	(15,069)
Total interest expense	$108,592	$69,423	$200,728	$124,459

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

In connection with the Senior Secured Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition, the Company must comply with the following financial covenants: (a) the Company must maintain a minimum shareholders’ equity, measured as of each fiscal quarter end; and (b) the Company must maintain at all times a 150% asset coverage ratio (calculated on a basis consistent with the 1940 Act).

The Senior Secured Facility contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, JPMorgan Chase Bank, N.A. may terminate the commitments and declare the outstanding advances and all other obligations under the Senior Secured Facility immediately due and payable.

The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of June 30, 2025 and December 31, 2024, the Company had $9,238 and $8,038, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $1,755,070 and $2,262,302 as of June 30, 2025 and December 31, 2024, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

As of June 30, 2025, the Company was in compliance with all covenants and other requirements of the Senior Secured Facility.

SPV Financing Facilities

The following wholly-owned subsidiaries of the Company have entered into secured financing facilities, as described below: Cardinal Funding LLC, Mallard Funding LLC, and Grouse Funding LLC, which are collectively referred to as the “SPVs,” and the secured financing facilities described below are collectively referred to as the “SPV Financing Facilities.”

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

As of June 30, 2025, the Company was in compliance with all covenants and other requirements of the SPV Financing Facilities.

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

On January 30, 2025 (the “First Grouse Funding Amendment Date”), Grouse Funding entered into the First Amendment (the “First Grouse Credit Facility Amendment”) to the Grouse Funding Secured Credit Facility, dated as of July 7, 2022, by and among Grouse Funding, as borrower, the Company, as investment manager and as guarantor, the Lenders from time to time party thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent, State Street Bank and Trust Company, as collateral custodian and collateral agent, and Virtus Group, LP, as collateral administrator.

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

On June 2, 2025, Barn Owl Funding, as borrower, the Company, in its capacities as subordinated investor and collateral manager, and the Barn Owl Lender entered into an amendment to the Barn Owl Funding Credit Agreement (the “Second Amendment to Barn Owl Funding Credit Agreement”). Pursuant to the Second Amendment to Barn Owl Funding Credit Agreement, the maximum principal amount which can be drawn upon by Barn Owl Funding (x) prior to the pricing date of the Barn Owl Funding Debt Securitization, was increased from $320 million to $400 million and (y) at any time on and after the pricing date of the Barn Owl Funding Debt Securitization, was increased from $360 million to $450 million, in each case subject to certain conditions in the Barn Owl Funding Credit Agreement.

CLO Transactions

2024 ADS CLO 1 Debt Securitization

On October 9, 2024 (the “CLO 1 Closing Date”) the Company completed a $754.7 million term debt securitization (the “2024 Debt Securitization”). Term debt securitizations are also known as a collateralized loan obligations and are a form of secured financing incurred by a subsidiary of the Company, which is consolidated by the Company and subject to the Company’s overall asset coverage requirements.

On the CLO 1 Closing Date and in connection with the 2024 Debt Securitization, ADS CLO 1 LLC (the “CLO Issuer”), an indirect, wholly-owned, consolidated subsidiary of the Company, entered into a Purchase and Placement Agency Agreement (the “CLO Purchase and Placement Agreement”) with Morgan Stanley & Co. LLC, as the initial purchaser and placement agent, and Apollo Global Securities, LLC, as co-placement agent, pursuant to which the Issuer agreed to sell certain of the notes to the initial purchaser to be issued as part of the 2024 Debt Securitization pursuant to an indenture by and between the CLO Issuer and Deutsche Bank National Trust Company, as trustee (the “CLO Indenture”).

The notes offered in the 2024 Debt Securitization consist of $450 million of AAA(sf)/Aaa(sf) Class A-1 Senior Secured Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 1.35% (the “Class A-1 Notes”); $30 million of AA(sf) Class A-2 Senior Secured Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 1.80% (the “Class A-2 Notes”); $112.5 million of A(sf) Class B Senior Secured Deferrable Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 2.15% (the “Class B Notes”); $45 million of BBB-(sf) Class C Senior Secured Deferrable Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 3.35% (the “Class C Notes” and together with the Class A-1 Notes, the Class A-2 Notes and the Class B Notes, the “Secured Notes”). Additionally, on the CLO 1 Closing Date, the CLO Issuer issued $117.2 million of Subordinated Notes due 2036 (the “Subordinated Notes” and, collectively with the Secured Notes, the “CLO Notes”), which do not bear interest.

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

The CLO Issuer intends to use the proceeds from the 2024 Debt Securitization to, among other things, purchase certain loans (“Collateral Obligations”) from time to time on and after the CLO 1 Closing Date from the Company pursuant to a master loan sale agreement entered into on the CLO 1 Closing Date (the “Loan Sale Agreement”) among the Company, the CLO Retention Holder and the CLO Issuer. Under the terms of the Loan Sale Agreement that provide for the sale of Collateral Obligations to the CLO Issuer, the Company will transfer to the CLO Retention Holder, and the CLO Retention Holder will transfer to the CLO Issuer, a portion of its ownership interest in the Collateral Obligations securing the 2024 Debt Securitization for the purchase price and other consideration set forth in the Loan Sale Agreement from time to time on and after the CLO 1 Closing Date. Following these transfers, CLO Issuer, and not the Retention Holder or the Company, will hold all of the ownership interest in such loans and participations. The Company made customary representations, warranties and covenants in the Loan Sale Agreement. The Secured Notes are the secured obligation of the CLO Issuer, the Subordinated Notes are the unsecured obligations of the CLO Issuer, and the CLO Indenture governing the CLO Notes include customary covenants and events of default. The CLO Notes have not been, and will not be, registered under the Securities Act of 1933, as amended, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

The Company serves as collateral manager to the CLO Issuer under a collateral management agreement entered into on the CLO 1 Closing Date (the “Collateral Management Agreement”). Pursuant to the Collateral Management Agreement, so long as the Company is the collateral manager, the collateral management fee will equal 0.0% per annum of the fee basis amount.

2025 ADL CLO 1 Debt Securitization

On May 28, 2025 (the “2025 CLO Closing Date”), the Company completed a $496 million term debt securitization (the “2025 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by a subsidiary of the Company, which is consolidated by the Company and subject to the Company's overall asset coverage requirements.

On the 2025 CLO Closing Date and in connection with the 2025 Debt Securitization, ADL CLO 1 LLC (the “2025 CLO Issuer”), an indirect, wholly-owned, consolidated subsidiary of the Company, entered into a Purchase and Placement Agreement with BNP Paribas Securities Corp., as the initial purchaser (the “Initial Purchaser”) and Apollo Global Securities, LLC, as co-placement agent, pursuant to which the 2025 CLO Issuer agreed to sell certain of the notes to the Initial Purchaser issued as part of the 2025 Debt Securitization pursuant to an indenture by and between the 2025 CLO Issuer and U.S. Bank Trust Company, National Association, as collateral trustee (the “2025 CLO Indenture”).

The notes issued as part of the 2025 Debt Securitization consist of $126 million of AAA(sf)/AAA(sf) Class A-1a Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month secured overnight financing rate published by SOFR plus 1.67% (the “2025 Class A-1a Notes”); $10 million of AAA(sf)/AAA(sf) Class A-1b Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.90% (the “2025 Class A-1b Notes”); $30 million of AA(sf) Class A-2 Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 2.10% (the “2025 Class A-2 Notes”); $40 million of A(sf) Class B Senior Secured Deferrable Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 3.15% (the “2025 Class B Notes”); $30 million of BBB-(sf) Class C Senior Secured Deferrable Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 4.50% (the “2025 Class C Notes” and together with the 2025 Class A-1a Notes, the 2025 Class A-1b Notes, the 2025 Class A-2 Notes and the 2025 Class B Notes, the “2025 Secured Notes”). Additionally, on the 2025 CLO Closing Date, the 2025 CLO Issuer issued $86 million of Subordinated Notes due 2125 (the “2025 Subordinated Notes”), which do not bear interest. The 2025 Secured Notes together with the 2025 Subordinated Notes are collectively referred to herein as the “2025 Notes.”

Additionally, the 2025 CLO Issuer incurred certain loans as part of the 2025 Debt Securitization, consisting of $114 million of AAA(sf)/AAA(sf) Class A-1a-L1 Loans due 2037, which bear interest at the three-month SOFR plus 1.67% (the “2025 Class A-1a-L1 Loans”); $50 million of AAA(sf)/AAA(sf) Class A-1a-L2 Loans due 2037, which bear interest at the three-month SOFR plus 1.67% (the “2025 Class A-1a-L2 Loans”); and $10 million of AA(sf) Class A-1b Loans due 2037, which bear interest at the three-month SOFR plus 1.90% (the “2025 Class A-1b Loans” and together with the 2025 Class A-1a-L1 Loans and the 2025 Class A-1a-L2 Loans, the “2025 Loans” and the 2025 Loans together with the 2025 Secured Notes, the “2025 Secured Debt” and 2025 Secured Debt together with the 2025 Subordinated Notes, the “2025 Debt”) incurred by the 2025 CLO Issuer on the 2025 CLO Closing Date. The (i) 2025 Class A-1a-L1 Loans were incurred pursuant to a Class A-1a-L1 Credit Agreement among the 2025 CLO Issuer, as borrower, U.S. Bank Trust Company, National Association, as loan agent and collateral trustee and the lenders party thereto (the “Class A-1a-L1 Credit Agreement”), (ii) 2025 Class A-1a-L2 Loans were incurred pursuant to a Class A-1a-L2 Credit Agreement among the 2025 CLO Issuer, as borrower, U.S. Bank Trust Company, National Association, as loan agent and collateral trustee and the lenders party thereto (the “Class A-1a-L2 Credit Agreement”), and (iii) 2025 Class A-1b Loans were incurred pursuant to a Class A-1b Credit Agreement among the 2025 CLO Issuer, as borrower, U.S. Bank Trust Company, National Association, as loan agent and collateral trustee and the lenders party thereto (the “Class A-1b Credit Agreement” and together with the Class A-1a-L1 Credit Agreement and the Class A-1a-L2 Credit Agreement, the “2025 CLO Credit Agreements”).

The 2025 Debt Securitization is backed by a diversified portfolio consisting primarily of first-lien commercial loans. The 2025 Secured Debt is scheduled to mature on July 15, 2037 and the 2025 Subordinated Notes are scheduled to mature on July 15, 2025; however, the 2025 Debt may be redeemed by the 2025 CLO Issuer, at the direction of ADL CLO 1 Depositor LLC (the “CLO Retention Provider”), a wholly-owned, consolidated subsidiary of the Company, as owner of a majority of the 2025 Subordinated Notes, on any business day on or after May 28, 2027. The CLO Retention Provider acts as retention holder in connection with the 2025 Debt Securitization for the purposes of satisfying certain U.S. regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the 2025 Subordinated Notes. The Company, through the CLO Retention Provider, has retained 100% of the 2025 Class B Notes, the 2025 Class C Notes and the 2025 Subordinated Notes issued in the 2025 Debt Securitization.

The 2025 CLO Issuer intends to use the proceeds from the 2025 Debt Securitization to, among other things, purchase certain loans (“2025 Collateral Obligations”) from time to time on and after the 2025 CLO Closing Date from the Company pursuant to a master loan sale agreement entered into on the 2025 CLO Closing Date (the “2025 Loan Sale Agreement”) among the Company, the CLO Retention Provider and the 2025 CLO Issuer. Under the terms of the 2025 Loan Sale Agreement that provide for the sale of 2025 Collateral Obligations to the 2025 CLO Issuer, the Company will transfer to the CLO Retention Provider, and the CLO Retention Provider will transfer to the 2025 CLO Issuer, a portion of its ownership interest in the 2025 Collateral Obligations securing the 2025 Debt Securitization for the purchase price and other consideration set forth in the 2025 Loan Sale Agreement from time to time on and after the 2025 CLO Closing Date. Following these transfers, the 2025 CLO Issuer, and not the CLO Retention Provider or the Company, will hold all of the ownership interest in such loans and participations. The Company made customary representations, warranties and covenants in the 2025 Loan Sale Agreement.

The 2025 Secured Debt is the secured obligation of the 2025 CLO Issuer, the 2025 Subordinated Notes are the unsecured obligations of the 2025 CLO Issuer, and the 2025 CLO Indenture and the CLO Credit Agreements governing the 2025 Debt include customary covenants and events of default. The 2025 Debt has not been, and will not be, registered under the Securities Act of 1933, as amended, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt obligations outstanding as of June 30, 2025:

	June 30, 2025
	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Swedish Krona	kr	526,900	55,755	55,692	63	7/14/2025
European Euro		€90,000	95,081	106,016	(10,935)	N/A
Total		616,900	150,836	161,708	(10,872)

The Company had the following foreign-denominated debt obligations outstanding as of December 31, 2024:

	December 31, 2024
	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound	£31,680	40,264	39,660	604	1/17/2025
European Euro	€90,000	95,081	93,226	1,854	N/A
Total	121,680	135,345	132,886	2,458

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

Unsecured Notes

2029 Notes

On March 21, 2024, the Company and U.S. Bank Trust Company, National Association (the “Trustee”) entered into a First Supplemental Indenture (the “First Supplemental Indenture” and, together with the Base Indenture (as defined below), the “March 2024 Indenture”) related to the $650 million in aggregate principal amount of its 6.90% notes due 2029 (the “Existing 2029 Notes”), which supplements that certain Base Indenture, dated as of March 21, 2024 (as may be further amended, supplemented or otherwise modified from time to time, the “Base Indenture”).

On September 19, 2024, the Company issued an additional $350 million aggregate principal amount of 6.90% Notes due 2029 (the “New 2029 Notes” and, together with the Existing 2029 Notes, the "2029 Notes") under the March 2024 Indenture. The New 2029 Notes were issued at a price equal to 104.03% of the face value, plus accrued interest from March 21, 2024, resulting in an effective yield to maturity of 5.86%. The New 2029 Notes were issued as “Additional Notes” under the March 2024 Indenture and have identical terms to the Existing 2029 Notes, other than the issue date and the issue price. The New 2029 Notes will be treated as a single class of notes with the Existing 2029 Notes for all purposes under the March 2024 Indenture.

The 2029 Notes will mature on April 13, 2029 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the March 2024 Indenture. The 2029 Notes bear interest at a rate of 6.90% per year payable semi-annually on April 13 and October 13 of each year, commencing on October 13, 2024. The 2029 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2029 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

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

2031 Notes

On July 29, 2024, the Company and the Trustee entered into a Second Supplemental Indenture (the “Second Supplemental Indenture” and, together with the Base Indenture, the “July 2024 Indenture”) related to the $600 million in aggregate principal amount of its 6.70% notes due 2031 (the “Existing 2031 Notes”), which supplements the Base Indenture.

On November 21, 2024, the Company issued an additional $400 million aggregate principal amount of 6.70% Notes due 2031 (the “New 2031 Notes” and, together with the Existing 2031 Notes, the “2031 Notes”) under the July 2024 Indenture. The New 2031 Notes were issued at a price equal to 101.84% of the face value, plus accrued interest from July 29, 2024, resulting in an effective yield to maturity of 6.35%. The New 2031 Notes were issued as “Additional Notes” under the July 2024 Indenture and have identical terms to the Existing 2031 Notes, other than the issue date and the issue price. The New 2031 Notes will be treated as a single class of notes with the Existing 2031 Notes for all purposes under the July 2024 Indenture.

The 2031 Notes will mature on July 29, 2031 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the July 2024 Indenture. The 2031 Notes bear interest at a rate of 6.70% per year payable semi-annually on January 29 and July 29 of each year, commencing on January 29, 2024. The 2031 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2031 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

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

2032 Notes

On January 16, 2025, the Company entered into a Third Supplemental Indenture (the “Third Supplemental Indenture” and, together with the Base Indenture, the “January 2025 Indenture”) related to the $500 million in aggregate principal amount of its 6.55% notes due 2032 (the “2032 Notes”), which supplements the Base Indenture. The 2032 Notes will mature on March 15, 2032 and may be redeemed in whole or in part at the Company's option at any time or from time to time at the redemption prices set forth in the January 2025 Indenture. The 2032 Notes bear interest at a rate of 6.55% per year payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2025. The 2032 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2032 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

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

Note 7. Net Assets

The Company has the authority to issue an unlimited number of Common Shares at $0.01 per share par value.

The following table summarizes transactions in Common Shares during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class S:
Proceeds from shares sold	10,955,341	$269,808	12,662,537	$314,722	24,576,698	$607,776	24,487,677	$606,143
Repurchase of common shares	(1,206,868)	(29,694)	(461,554)	(11,430)	(2,299,575)	(56,626)	(1,004,375)	(24,979)
Early repurchase deduction	-	6	-	41	-	57	-	125
Distributions reinvested	1,267,018	31,195	671,431	16,691	2,349,866	58,066	1,168,851	28,949
Net increase (decrease)	11,015,491	$271,315	12,872,414	$320,024	24,626,989	$609,273	24,652,153	$610,238
Class D:
Proceeds from shares sold	144,031	$3,548	37,592	$937	162,064	$3,995	271,567	$6,700
Repurchase of common shares	(486)	(12)	-	-	(486)	(12)	-	-
Early repurchase deduction	-	-	-	-	-	-	-	-
Distributions reinvested	18,598	458	6,230	155	36,566	904	10,117	251
Net increase (decrease)	162,143	$3,994	43,822	$1,092	198,144	$4,887	281,684	$6,951
Class I:
Proceeds from shares sold	65,127,561	$1,603,559	47,882,091	$1,190,594	129,745,204	$3,207,057	86,131,793	$2,133,005
Repurchase of common shares	(7,211,251)	(177,428)	(1,151,198)	(28,661)	(11,401,171)	(280,697)	(5,687,674)	(141,379)
Early repurchase deduction	-	10	-	1	-	14	-	22
Distributions reinvested	3,710,329	91,351	1,776,280	44,162	6,882,036	170,058	3,260,339	80,726
Net increase (decrease)	61,626,639	$1,517,492	48,507,173	$1,206,096	125,226,069	$3,096,432	83,704,459	$2,072,374
Total net increase (decrease)	72,804,273	$1,792,801	61,423,409	$1,527,212	150,051,202	$3,710,592	108,638,296	$2,689,563

Net Asset Value per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class S shares, Class D shares and Class I shares during the six months ended June 30, 2025 and 2024:

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2025	$24.83	$24.83	$24.83
February 28, 2025	24.77	24.77	24.77
March 31, 2025	24.65	24.65	24.65
April 30, 2025	24.58	24.58	24.58
May 31, 2025	24.64	24.64	24.64
June 30, 2025	24.60	24.60	24.60

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2024	$24.62	$24.62	$24.62
February 29, 2024	24.67	24.67	24.67
March 31, 2024	24.85	24.85	24.85
April 30, 2024	24.84	24.84	24.84
May 31, 2024	24.90	24.90	24.90
June 30, 2024	24.90	24.90	24.90

Distributions

The Board authorizes and declares monthly distribution amounts per share of Class S shares, Class D shares and Class I shares. The following table presents distributions that were declared during the six months ended June 30, 2025:

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2025	January 22, 2025	February 27, 2025	$0.1621	$13,892	$0.1747	$182	$0.1800	$57,637
January 31, 2025	December 23, 2024	February 27, 2025	0.0200	1,714	0.0200	21	0.0200	6,405	(1)
February 28, 2025	February 21, 2025	March 27, 2025	0.1638	14,739	0.1752	183	0.1800	62,318
February 28, 2025	December 23, 2024	March 27, 2025	0.0200	1,800	0.0200	21	0.0200	6,923	(1)
March 31, 2025	March 24, 2025	April 28, 2025	0.1621	15,583	0.1747	186	0.1800	66,593
March 31, 2025	December 23, 2024	April 28, 2025	0.0200	1,896	0.0200	21	0.0200	7,308	(1)
April 30, 2025	April 22, 2025	May 29, 2025	0.1628	16,289	0.1749	192	0.1800	70,701
April 30, 2025	March 24, 2025	May 29, 2025	0.0200	2,001	0.0200	22	0.0200	7,856	(1)
May 31, 2025	May 22, 2025	June 27, 2025	0.1623	16,725	0.1748	196	0.1800	74,897
May 31, 2025	March 24, 2025	June 27, 2025	0.0200	2,061	0.0200	22	0.0200	8,322	(1)
June 30, 2025	June 23, 2025	July 29, 2025	0.1628	17,424	0.1749	215	0.1800	78,164
June 30, 2025	March 24, 2025	July 29, 2025	0.0200	2,141	0.0200	25	0.0200	8,685	(1)
			$1.0959	$106,264	$1.1692	$1,285	$1.2000	$455,810

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

Through June 30, 2025, none of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions.

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the six months ended June 30, 2025:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.0888	$105,576	$1.1621	$1,277	$1.1929	$453,113
Net realized gains	0.0071	688	0.0071	8	0.0071	2,697
Distributions in excess of net investment income	—	—	—	—	—	—
	$1.0959	$106,264	$1.1692	$1,285	$1.2000	$455,810

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the six months ended June 30, 2024:

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

The following table presents information with respect to the Company’s share repurchases during the six months ended June 30, 2025:

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 17, 2025	5,282,627	1.38%	$24.65	March 31, 2025	$130,147	13,919,523
June 16, 2025	8,418,605	1.83%	$24.60	June 30, 2025	207,118	14,645,892

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

(3) Amounts shown net of Early Repurchase Deduction.

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2025 and December 31, 2024, the Company had the following unfunded commitments to its portfolio companies:

	June 30, 2025	December 31, 2024
Unfunded revolver obligations, bridge loan and backstop commitments (1)	$1,143,637	$1,091,693
Standby letters of credit issued and outstanding (2)	15,390	6,805
Unfunded delayed draw loan commitments (3)	1,775,291	1,324,792
Total Unfunded Commitments (4)	$2,934,318	$2,423,290
(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2025, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of June 30, 2025 and December 31, 2024, the bridge loan and backstop commitments included in the balances were $157,800 and $447,160, respectively.
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

Organizational and Offering Costs

The Adviser agreed to bear all of the Company’s organization and offering expenses through the date on which the Company broke escrow for the initial offering of its Common Shares. The Company is obligated to reimburse the Adviser for such expenses incurred upon breaking escrow for our offering. The total organization and offering costs incurred for the three and six months ended June 30, 2025 were $79 and $369, respectively. The total organization and offering costs incurred for the three and six months ended June 30, 2024 were $163 and $901, respectively.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business.

On March 14, 2023, certain First Lien and Second Lien holders of debt issued by Mitel filed a complaint in New York State Court captioned Ocean Trails CLO VII et al v. MLN TopCo Ltd., et al, Index No. 651327/2023, against certain other First Lien and Second Lien debt holders, as well as the Company, alleging, among other things, that the defendant lenders breached the terms of their lending agreements and the New York Uniform Voidable Transfer Act in connection with certain amendments to the relevant documents governing the debt. On December 5, 2023, the trial court granted defendants’ motions to dismiss in part and denied them in part. The plaintiffs and defendants appealed the courts’ motion to dismiss ruling to the intermediate New York State appellate court. On December 31, 2024, the intermediate New York State appellate court dismissed the entire case, including all claims against the Company. On January 30, 2025, plaintiffs filed a motion for leave to appeal the intermediate New York State appellate court’s ruling to the New York Court of Appeals. That motion was held in abeyance following Mitel’s filing of voluntary Chapter 11 bankruptcy petitions in the U.S. Bankruptcy Court for the Southern District of Texas. Plaintiffs and defendants memorialized settlement of the litigation in Mitel’s Chapter 11 plan of reorganization and related bankruptcy documentation. The effective date for Mitel’s plan of reorganization occurred on June 20, 2025. Pursuant to the settlement, the parties have submitted both (i) a stipulated request for withdrawal of the plaintiffs’ motion for leave to appeal to the New York Court of Appeals and (ii) a joint request to the trial court for the clerk to enter final judgment, dismissing with prejudice all claims and crossclaims.

Management is not aware of any pending or threatened material litigation as of June 30, 2025 other than the matter disclosed above.

Note 9. Financial Highlights

The following are the financial highlights for the six months ended June 30, 2025:

	Six Months Ended June 30, 2025

	Class S	Class D	Class I
Per Share Data:
Net asset value at beginning of period	$24.86	$24.86	$24.86
Net investment income (1)	0.93	1.02	1.03
Net unrealized and realized gains (losses) (2)	(0.09)	(0.11)	(0.09)
Net increase (decrease) in net assets resulting from operations	0.84	0.91	0.94
Distribution declared (3)
Net investment income	(1.09)	(1.16)	(1.19)
Net realized gains	(0.01)	(0.01)	(0.01)
Distributions in excess of net investment income	-	-	-
Net asset value at end of period	$24.60	$24.60	$24.60

Total return (4)	3.46%	3.76%	3.89%
Shares outstanding, end of period	105,820,841	1,227,190	427,046,173
Weighted average shares outstanding	96,979,501	1,099,486	380,009,632

Ratio/Supplemental Data
Net assets at end of period	$2,603,628	$30,194	$10,507,091
Annualized ratio of net expenses to average net assets (5)	6.95%	6.19%	6.10%
Annualized ratio of net investment income to average net assets (5)	7.56%	8.31%	8.40%
Portfolio turnover rate	22.96%	22.96%	22.96%
Asset coverage per unit (6)	2,867	2,867	2,867

The following are the financial highlights for the six months ended June 30, 2024:

	Six Months Ended June 30, 2024

	Class S	Class D	Class I
Per Share Data:
Net asset value at beginning of period	$24.63	$24.63	$24.63
Net investment income (1)	1.20	1.29	1.29
Net unrealized and realized gains (losses) (2)	0.17	0.15	0.18
Net increase (decrease) in net assets resulting from operations	1.37	1.44	1.47
Distribution declared (3)	(1.10)	(1.17)	(1.20)
Net asset value at end of period	$24.90	$24.90	$24.90

Total return (4)	5.65%	5.96%	6.09%
Shares outstanding, end of period	59,220,929	557,980	216,311,389
Weighted average shares outstanding	48,854,082	507,801	178,704,637

Ratio/Supplemental Data
Net assets at end of period	$1,474,403	$13,892	$5,385,432
Annualized ratio of net expenses to average net assets (5)	8.28%	7.60%	7.56%
Annualized ratio of net investment income to average net assets (5)	9.75%	10.44%	10.47%
Portfolio turnover rate	5.35%	5.35%	5.35%
Asset coverage per unit (6)	2,472	2,472	2,472

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
(5)
Annualized for the six months ended June 30, 2025 and 2024. Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables.
(6)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of the six months ended June 30, 2025 and 2024, the Company's asset coverage was 286.7% and 247.2%, respectively.

Note 10. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

July Subscriptions and Distribution Declaration

On July 1, 2025, the Company issued and sold 12,265,582 shares (consisting of 10,074,091 Class I shares, 2,141,296 Class S shares and 50,195 Class D shares at an offering price of $24.60 per share for the Class I shares, Class S shares and Class D shares), and the Company received approximately $302 million as payment for such shares.

On July 23, 2025, the Company's Board declared distributions of $0.1622 per Class S share, $0.1748 per Class D share and $0.1800 per Class I share which is payable on or around August 27, 2025 to shareholders of record as of July 31, 2025. Additionally, the Company will pay a special distribution of $0.02 per share on or around August 27, 2025 to all shareholders of record as of July 31, 2025.

August Subscriptions

The Company received approximately $614 million of net proceeds relating to the issuance of Class S shares, Class D shares and Class I shares for subscriptions effective August 1, 2025.

2030 Notes

On July 17, 2025, the Company entered into a Fourth Supplemental Indenture (the “Fourth Supplemental Indenture” and, together with the Base Indenture, the “July 2025 Indenture”) related to the $400 million in aggregate principal amount of its 5.875% notes due 2030 (the “2030 Notes”), which supplements the Base Indenture. The 2030 Notes will mature on August 30, 2030 and may be redeemed in whole or in part at the Company's option at any time or from time to time at the redemption prices set forth in the July 2025 Indenture. The 2030 Notes bear interest at a rate of 5.875% per year payable semi-annually on February 28 and August 30 of each year, commencing on February 28, 2026. The 2030 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2030 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

Report of Independent Registered Public Accounting Firm

To the shareholders and Board of Trustees of Apollo Debt Solutions BDC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Apollo Debt Solutions BDC and subsidiaries (the “Company”) as of June 30, 2025, the related consolidated statements of operations and changes in net assets for the three-month and six-month periods ended June 30, 2025 and 2024, the consolidated statements of cash flows and financial highlights for the six-month periods ended June 30, 2025 and 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2024, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein), and the financial highlights for the year then ended (not presented herein); and in our report dated March 13, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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
August 8, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in "Item 1A. Risk Factors" in Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2024 and "Item 1A. Risk Factors" in Part II of and elsewhere in this Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements. The six months ended June 30, 2025 represents the period from January 1, 2025 to June 30, 2025.

These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Apollo Debt Solutions BDC (the “Company,” “we,” “us” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, a BDC generally cannot acquire more than 3% of the voting interests of any investment company, invest more than 5% of the value of its total assets in the securities of one investment company or invest more than 10% of the value of its total assets in the securities of investment companies in the aggregate. Subject to certain exemptive rules, including Rule 12d1-4, the Company may, subject to certain conditions, invest in other investment companies in excess of such thresholds. As of the date of this Quarterly Report, the Company entered into a fund of funds agreement and is an “acquired fund” for purposes of Rule 12d1-4. However, we do not deem the fund of funds agreement as material given that it is not part of the Company's principal investment strategy. For so long as the Company is an “acquired fund” for purposes of Rule 12d1-4, the Company will be required to limit its investments in the securities of other investment companies and private funds to no more than 10% of its total assets, subject to certain limited exceptions permitted under Rule 12d1-4. These restrictions may limit the Company's ability to invest in other investment companies to the extent desired.

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

On June 2, 2025, Barn Owl Funding, as borrower, the Company, in its capacities as subordinated investor and collateral manager, and the Lender entered into an amendment to the Barn Owl Funding Credit Agreement (the “Second Amendment to Barn Owl Funding Credit Agreement”). Pursuant to the Second Amendment to Barn Owl Funding Credit Agreement, the maximum principal amount which can be drawn upon by Barn Owl Funding (x) prior to the pricing date of the Barn Owl Funding Debt Securitization, was increased from $320 million to $400 million and (y) at any time on and after the pricing date of the Barn Owl Funding Debt Securitization, was increased from $360 million to $450 million, in each case subject to certain conditions in the Barn Owl Funding Credit Agreement.

2025 Debt Securitization

On May 28, 2025 (the “2025 CLO Closing Date”), the Company completed a $496 million term debt securitization (the “2025 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by a subsidiary of the Company, which is consolidated by the Company and subject to the Company’s overall asset coverage requirements.

On the 2025 CLO Closing Date and in connection with the 2025 Debt Securitization, ADL CLO 1 LLC (the “2025 CLO Issuer”), an indirect, wholly-owned, consolidated subsidiary of the Company, entered into a Purchase and Placement Agreement with BNP Paribas Securities Corp., as the initial purchaser (the “Initial Purchaser”) and Apollo Global Securities, LLC, as co-placement agent, pursuant to which the 2025 CLO Issuer agreed to sell certain of the notes to the Initial Purchaser issued as part of the 2025 Debt Securitization pursuant to an indenture by and between the 2025 CLO Issuer and U.S. Bank Trust Company, National Association, as collateral trustee (the “2025 CLO Indenture”).

The notes issued as part of the 2025 Debt Securitization consist of $126 million of AAA(sf)/AAA(sf) Class A-1a Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month secured overnight financing rate published by SOFR plus 1.67% (the “2025 Class A-1a Notes”); $10 million of AAA(sf)/AAA(sf) Class A-1b Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.90% (the “2025 Class A-1b Notes”); $30 million of AA(sf) Class A-2 Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 2.10% (the “2025 Class A-2 Notes”); $40 million of A(sf) Class B Senior Secured Deferrable Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 3.15% (the “2025 Class B Notes”); $30 million of BBB-(sf) Class C Senior Secured Deferrable Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 4.50% (the “2025 Class C Notes” and together with the 2025 Class A-1a Notes, the 2025 Class A-1b Notes, the 2025 Class A-2 Notes and the 2025 Class B Notes, the “2025 Secured Notes”). Additionally, on the 2025 CLO Closing Date, the 2025 CLO Issuer will issue $86 million of Subordinated Notes due 2125 (the “2025 Subordinated Notes”), which do not bear interest. The 2025 Secured Notes together with the 2025 Subordinated Notes are collectively referred to herein as the “2025 Notes.”

Additionally, the 2025 CLO Issuer incurred certain loans as part of the 2025 Debt Securitization, consisting of $114 million of AAA(sf)/AAA(sf) Class A-1a-L1 Loans due 2037, which bear interest at the three-month SOFR plus 1.67% (the “2025 Class A-1a-L1 Loans”); $50 million of AAA(sf)/AAA(sf) Class A-1a-L2 Loans due 2037, which bear interest at the three-month SOFR plus 1.67% (the “2025 Class A-1a-L2 Loans”); and $10 million of AA(sf) Class A-1b Loans due 2037, which bear interest at the three-month SOFR plus 1.90% (the “2025 Class A-1b Loans” and together with the 2025 Class A-1a-L1 Loans and the 2025 Class A-1a-L2 Loans, the “2025 Loans” and the 2025 Loans together with the 2025 Secured Notes, the “2025 Secured Debt” and 2025 Secured Debt together with the 2025 Subordinated Notes, the “2025 Debt”) incurred by the 2025 CLO Issuer on the 2025 CLO Closing Date. The (i) 2025 Class A-1a-L1 Loans were incurred pursuant to a Class A-1a-L1 Credit Agreement among the 2025 CLO Issuer, as borrower, U.S. Bank Trust Company, National Association, as loan agent and collateral trustee and the lenders party thereto (the “Class A-1a-L1 Credit Agreement”), (ii) 2025 Class A-1a-L2 Loans were incurred pursuant to a Class A-1a-L2 Credit Agreement among the 2025 CLO Issuer, as borrower, U.S. Bank Trust Company, National Association, as loan agent and collateral trustee and the lenders party thereto (the “Class A-1a-L2 Credit Agreement”), and (iii) 2025 Class A-1b Loans were incurred pursuant to a Class A-1b Credit Agreement among the 2025 CLO Issuer, as borrower, U.S. Bank Trust Company, National Association, as loan agent and collateral trustee and the lenders party thereto (the “Class A-1b Credit Agreement” and together with the Class A-1a-L1 Credit Agreement and the Class A-1a-L2 Credit Agreement, the “2025 CLO Credit Agreements”).

The 2025 Debt Securitization is backed by a diversified portfolio consisting primarily of first-lien commercial loans. The 2025 Secured Debt is scheduled to mature on July 15, 2037 and the 2025 Subordinated Notes are scheduled to mature on July 15, 2125; however, the 2025 Debt may be redeemed by the 2025 CLO Issuer, at the direction of ADL CLO 1 Depositor LLC (the “CLO Retention Provider”), a wholly-owned, consolidated subsidiary of the Company, as owner of a majority of the 2025 Subordinated Notes, on any business day on or after May 28, 2027. The CLO Retention Provider acts as retention holder in connection with the 2025 Debt Securitization for the purposes of satisfying certain U.S. regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the 2025 Subordinated Notes. The Company, through the CLO Retention Provider, has retained 100% of the 2025 Class B Notes, the 2025 Class C Notes and the 2025 Subordinated Notes issued in the 2025 Debt Securitization.

The 2025 CLO Issuer intends to use the proceeds from the 2025 Debt Securitization to, among other things, purchase certain loans (“2025 Collateral Obligations”) from time to time on and after the 2025 CLO Closing Date from the Company pursuant to a master loan sale agreement entered into on the 2025 CLO Closing Date (the “2025 Loan Sale Agreement”) among the Company, the CLO Retention Provider and the 2025 CLO Issuer. Under the terms of the 2025 Loan Sale Agreement that provide for the sale of 2025 Collateral Obligations to the 2025 CLO Issuer, the Company will transfer to the CLO Retention Provider, and the CLO Retention Provider will transfer to the 2025 CLO Issuer, a portion of its ownership interest in the 2025 Collateral Obligations securing the 2025 Debt Securitization for the purchase price and other consideration set forth in the 2025 Loan Sale Agreement from time to time on and after the 2025 CLO Closing Date. Following these transfers, the 2025 CLO Issuer, and not the CLO Retention Provider or the Company, will hold all of the ownership interest in such loans and participations. The Company made customary representations, warranties and covenants in the 2025 Loan Sale Agreement.

The 2025 Secured Debt is the secured obligation of the 2025 CLO Issuer, the 2025 Subordinated Notes are the unsecured obligations of the 2025 CLO Issuer, and the 2025 CLO Indenture and the CLO Credit Agreements governing the 2025 Debt include customary covenants and events of default. The 2025 Debt has not been, and will not be, registered under the Securities Act of 1933, as amended, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

Portfolio and Investment Activity

Our portfolio and investment activity during the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Investments made in portfolio companies	$4,844,978	$3,363,708	$8,975,827	$5,545,473
Investments sold	(931,445)	(164,123)	(1,661,947)	(403,051)
Net activity before repaid investments	$3,913,533	$3,199,585	$7,313,879	$5,142,422
Investments repaid	(1,722,841)	(646,001)	(2,297,390)	(865,183)
Net investment activity	$2,190,693	$2,553,584	$5,016,489	$4,277,239

Portfolio companies at beginning of period	353	222	323	180
Number of new portfolio companies	45	49	95	96
Number of exited portfolio companies	(33)	(10)	(53)	(15)
Portfolio companies at end of period	365	261	365	261

Number of investments made in existing portfolio companies	106	22	75	61

Our portfolio composition and weighted average yields as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Portfolio composition, at fair value:
First lien secured debt	99.8%	99.9%
Second lien secured debt	0.0%	0.0%
Unsecured debt and other	0.2%	0.1%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	9.4%	9.8%
Second lien secured debt (2)	0.0%	0.0%
Unsecured debt and other (2)	5.9%	6.0%
Total portfolio (3)	9.3%	9.8%
Interest rate type, at fair value:
Fixed rate amount	$0.6 billion	$0.4 billion
Floating rate amount	$19.1 billion	$14.2 billion
Fixed rate, as percentage of total	3.8%	2.7%
Floating rate, as percentage of total	96.2%	97.3%
Interest rate type, at amortized cost:
Fixed rate amount	$0.6 billion	$0.4 billion
Floating rate amount	$18.9 billion	$14.2 billion
Fixed rate, as percentage of total	3.5%	2.7%
Floating rate, as percentage of total	96.5%	97.3%
Weighted average spread over reference rate of all floating rate investments	4.9%	5.1%

(1)
An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.
(2)
Exclusive of investments on non-accrual status. As of June 30, 2025 and December 31, 2024, 0.2% and 0.2% of investments were on non-accrual status, respectively.
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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Investment Ranking	Fair Value	Percentage	Fair Value	Percentage
(in thousands)
1	$—	0.0%	$—	0.0%
2	19,627,475	98.6%	14,433,436	99.1%
3	237,147	1.2%	96,589	0.7%
4	20,588	0.1%	—	0.0%
5	10,936	0.1%	25,510	0.2%
Total	$19,896,145	100.0%	$14,555,535	100.0%

Results of Operations

Operating results for the three and six months ended June 30, 2025 and 2024 were as follows (dollar amounts in millions)*:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total investment income	$456.5	$281.7	$849.3	$506.4
Net expenses	(198.4)	(120.4)	(367.2)	(216.7)
Net investment income	258.1	161.3	482.1	289.7
Net realized gain (loss)	(160.5)	12.9	(220.5)	(13.3)
Net unrealized appreciation (depreciation)	187.0	(10.9)	185.5	52.7
Net increase (decrease) in net assets resulting from operations	$284.6	$163.3	$447.2	$329.1

* Totals may not foot due to rounding.

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Additionally, many of the period over period changes are a result of increased deployment of capital and balance of our investments. Thus, comparisons may not be meaningful.

Investment Income

Investment income, for the three and six months ended June 30, 2025 and 2024 were as follows (dollar amounts in millions)*:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$442.4	$267.4	$824.2	$482.8
PIK interest income	9.2	3.8	14.5	9.1
Dividend income	1.8	1.9	3.4	2.4
Other income	3.1	8.5	7.2	12.2
Total investment income	$456.5	$281.7	$849.3	$506.4

* Totals may not foot due to rounding.

For the three months ended June 30, 2025, total investment income increased to $456.5 million from $281.7 million for the same period in the prior year, primarily driven by our continuing deployment of capital. The size of our investment portfolio at fair value increased to $19.9 billion at June 30, 2025 from $11.0 billion at June 30, 2024. For the three months ended June 30, 2025 and 2024 payment-in-kind interest income represented 2.0% and 1.4% of total investment income, respectively. We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments, and changes in interest rates.

For the six months ended June 30, 2025, total investment income increased to $849.3 million from $506.4 million for the same period in the prior year primarily driven by our continuing deployment of capital. The size of our investment portfolio at fair value increased to $19.9 billion at June 30, 2025 from $11.0 billion at June 30, 2024. For the six months ended June 30, 2025 and 2024 payment-in-kind interest income represented 1.7% and 1.8% of total investment income, respectively. We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments, and changes in interest rates.

Expenses

Expenses for the three and six months ended June 30, 2025 and 2024 were as follows (dollar amounts in millions)*:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Management fees	$39.8	$19.8	$73.2	$35.1
Performance-based incentive fees	37.7	23.8	69.3	43.6
Interest and other debt expenses	108.6	69.4	200.7	124.5
Offering costs	0.1	0.2	0.4	0.2
Trustees' fees	0.2	0.1	0.3	0.2
Shareholder servicing fees	5.4	2.9	10.1	5.1
Administrative service expenses	2.4	1.0	4.6	2.1
Other general and administrative expenses	4.4	3.2	8.5	5.9
Total expenses	$198.4	$120.4	$367.2	$216.7

* Totals may not foot due to rounding.

For the three months ended June 30, 2025 and 2024, net expenses were $198.4 million and $120.4 million, respectively, primarily comprised of interest and other debt expenses.

For the six months ended June 30, 2025 and 2024, net expenses were $367.2 million and $216.7 million, respectively, primarily comprised of interest and other debt expenses.

Interest and other debt expenses

For the three months ended June 30, 2025, interest and other debt expenses increased to $108.6 million from $69.4 million for the same period in the prior year, primarily driven by increased borrowing expenses, on our Senior Secured Facility, SPV Financing Facilities, CLO Notes, Private Placements and Unsecured Notes, and increased borrowings outstanding. The total annualized cost of debt decreased to 7.3% for the three months ended June 30, 2025 from 8.6% for the same period in the prior year. The average principal debt outstanding increased to $5.9 billion for the three months ended June 30, 2025 from $3.2 billion for the same period in the prior year.

For the six months ended June 30, 2025, interest and other debt expenses increased to $200.7 million from $124.5 million for the same period in the prior year, primarily driven by increased borrowing expenses, on our Senior Secured Facility, SPV Financing Facilities, CLO Notes, Private Placements and Unsecured Notes, and increased borrowings outstanding. The total annualized cost of debt decreased to 7.2% for the six months ended June 30, 2025 from 8.7% for the same period in the prior year. The average principal debt outstanding increased to $5.5 billion for the six months ended June 30, 2025 from $2.8 billion for the same period in the prior year.

Management fees

For the three months ended June 30, 2025, gross management fees increased to $39.8 million from $19.8 million for the same period in the prior year, primarily due to an increase in average net assets. Our average net assets increased to $11.8 billion for the three months ended June 30, 2025 from $6.4 billion for the three months ended June 30, 2024. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. No management fees have been waived for the three months ended June 30, 2025 and 2024.

For the six months ended June 30, 2025, gross management fees increased to $73.2 million from $35.1 million for the same period in the prior year, primarily due to an increase in average net assets. Our average net assets increased to $12.8 billion for the six months ended June 30, 2025 from $5.6 billion for the six months ended June 30, 2024. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. No management fees have been waived for the six months ended June 30, 2025 and 2024.

Incentive fees

For the three months ended June 30, 2025, incentive fees increased to $37.7 million from $23.8 million for the same period in the prior year primarily due to our deployment of capital and increase in net investment income. No incentive fees have been waived for the three months ended June 30, 2025 and 2024.

For the six months ended June 30, 2025, incentive fees increased to $69.3 million from $43.6 million for the same period in the prior year primarily due to our deployment of capital and increase in net investment income. No incentive fees have been waived for the six months ended June 30, 2025 and 2024.

Other expenses

Total other expenses were $12.3 million for the three months ended June 30, 2025, primarily comprised of $5.6 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors, $2.3 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company), and $4.4 million of general and administrative expenses (including insurance, filing, research, and fees paid to our sub-administrator and transfer agent). Total other expenses for the same period in the prior year were $7.5 million. The increase compared to the same period in the prior year was primarily driven by the increased costs attributable to servicing a growing investment portfolio, increased subscriptions to our Class S and Class D shares, and increased borrowings through the establishment of new financing facilities and the issuance of unsecured notes.

Total other expenses were $23.5 million for the six months ended June 30, 2025, primarily comprised of $10.4 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors, $0.2 million of U.S. federal excise tax, $4.5 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company), and $8.4 million of general and administrative expenses (including insurance, filing, research, and fees paid to our sub-administrator and transfer agent). Total other expenses for the same period in the prior year were $13.5 million. The increase compared to the same period in the prior year was primarily driven by the increased costs attributable to servicing a growing investment portfolio, increased subscriptions to our Class S and Class D shares, and increased borrowings through the establishment of new financing facilities and the issuance of unsecured notes.

Expense support

For the three and six months ended June 30, 2025 and 2024, the Company did not receive expense support from the Adviser and did not make any repayments.

Net Realized Gain (Loss)

Net realized gains (losses) for the three and six months ended June 30, 2025 and 2024 were comprised of the following (dollar amounts in millions)*:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Non-controlled/non-affiliated investments	$(31.7)	$10.4	$(28.8)	$11.5
Derivative instruments	0.7	—	1.3	—
Foreign currency forward contracts	(142.7)	2.2	(210.1)	(4.1)
Foreign currency transactions	13.2	0.3	17.1	(20.7)
Net realized gains (losses)	$(160.5)	$12.9	$(220.5)	$(13.3)

* Totals may not foot due to rounding.

For the three and six months ended June 30, 2025, we generated total net realized losses of $160.5 million and $220.5 million, respectively, driven by net realized losses of $31.7 million and $28.8 million, respectively, on non-controlled/non-affiliated investments primarily due to a restructuring of an existing investment. We had net realized losses of $142.7 and $210.1 million, respectively, from foreign currency forward contracts primarily attributable to fluctuations in the Euro and British Pound exchange rates. Net realized losses were partially offset by net realized gains of $13.2 million and $17.1 million, respectively, on foreign currency transactions, in addition to net realized gains of $0.7 million and $1.3 million on derivative instruments.

For the three and six months ended June 30, 2024, we recognized gross realized gains on investments of $26.2 million and $45.3, respectively, and gross realized losses on investments of $15.8 and $33.8 million, respectively, resulting in net realized gains on investments of $10.4 million and $11.5 million, respectively, primarily from full or partial sales of our liquid debt investments.

Net Unrealized Gain (Loss)

Net change in unrealized gains (losses) for the three and six months ended June 30, 2025 and 2024 were comprised of the following (dollar amounts in millions)*:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Non-controlled/non-affiliated investments	$262.2	$(16.9)	$279.8	$0.8
Derivative instruments	(14.9)	1.4	(15.5)	1.4
Foreign currency forward contracts	(75.5)	0.3	(101.5)	14.9
Foreign currency translations	15.2	4.2	22.7	35.6
Net change in unrealized gains (losses)	$187.0	$(10.9)	$185.5	$52.7

* Totals may not foot due to rounding.

For the three months ended June 30, 2025, we recognized a net change in unrealized gains of $262.2 million on non-controlled/non-affiliated investments and $15.2 million on foreign currency translations. The fair value of our debt investments, as a percentage of principal, increased from 100.1% as of March 31, 2025 to 100.3% as of June 30, 2025. This increase was primarily driven by changes in portfolio company fundamentals and broader market trends. This overall increase was partially offset by a net change in unrealized losses of $14.9 million on derivative instruments and $75.5 million on foreign currency forward contracts, primarily due to fluctuations in the Euro and British Pound exchange rates.

For the three months ended June 30, 2024, we recognized gross unrealized gains on investments of $57.1 million and gross unrealized losses on investments of $74.0 million, resulting in a net change in unrealized losses of $16.9 million for the second fiscal quarter of 2024. The depreciation noted in the portfolio was primarily driven by tightening of spreads which caused slightly lower valuations for our portfolio.

For the six months ended June 30, 2025, we recognized a net change in unrealized gains of $279.8 million on non-controlled/non-affiliated investments and $22.7 million on foreign currency translations. The fair value of our debt investments, as a percentage of principal, decreased from 100.9% as of December 31, 2024 to 100.3% as of June 30, 2025, primarily driven by changes in portfolio company fundamentals and broader market trends. Despite this decrease in fair value of debt investments as a percentage of principal, favorable foreign currency translation fluctuations, particularly in the Euro, British Pound, Australian Dollar, and Korean Won contributed to an overall net change in unrealized gains. This overall net change in unrealized gains was partially offset by net changes in unrealized losses of $15.5 million on derivative instruments and $101.5 million on foreign currency forward contracts, also influenced by Euro and British Pound exchange rate fluctuations.

For the six months ended June 30, 2024, we recognized gross unrealized gains on investments of $96.5 million and gross unrealized losses on investments of $95.7 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains of $0.8 million on investments year-to-date.

The net change in unrealized gains (losses) include the recognition of realized gains (losses) due to sale and paydown activity.

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

As of June 30, 2025, we had three asset based leverage facilities, ten unsecured debt issuances, one CLO warehouse facility, seven CLO Notes, and one revolving credit facility outstanding. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%.

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

Debt

See Note 6 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of June 30, 2025:

	Payments Due by Period*
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$976	$—	$—	$976	$—
SPV Financing Facilities (2)	1,654	—	—	1,654	—
CLO Notes	780	—	—	—	780
CLO Warehouse Facilities (3)	273	—	273	—	—
Unsecured Notes	3,357	100	432	1,325	1,500
Total Debt Obligations	$7,040	$100	$705	$3,955	$2,280

* Totals may not foot due to rounding.

(1)
As of June 30, 2025, aggregate lender commitments under the Senior Secured Facility totaled $1.8 billion of unused capacity.
(2)
As of June 30, 2025, aggregate lender commitments under the SPV Financing Facilities totaled $146.1 million of unused capacity.
(3)
As of June 30, 2025, aggregate lender commitments under the CLO Warehouse Facility totaled $126.9 million of unused capacity.

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
(2)
As of December 31, 2024, aggregate lender commitments under the SPV Financing Facilities totaled $318.7 million of unused capacity.

Net Assets

See Note 7 to the consolidated financial statements for information on the Company’s Common Shares and related capital activities.

Distributions

The following table summarizes our distributions declared and payable for the six months ended June 30, 2025 (dollar amounts in thousands, except per share amounts):

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2025	January 22, 2025	February 27, 2025	$0.1621	$13,892	$0.1747	$182	$0.1800	$57,637
January 31, 2025	December 23, 2024	February 27, 2025	0.0200	1,714	0.0200	21	0.0200	6,405	(1)
February 28, 2025	February 21, 2025	March 27, 2025	0.1638	14,739	0.1752	183	0.1800	62,318
February 28, 2025	December 23, 2024	March 27, 2025	0.0200	1,800	0.0200	21	0.0200	6,923	(1)
March 31, 2025	March 24, 2025	April 28, 2025	0.1621	15,583	0.1747	186	0.1800	66,593
March 31, 2025	December 23, 2024	April 28, 2025	0.0200	1,896	0.0200	21	0.0200	7,308	(1)
April 30, 2025	April 22, 2025	May 29, 2025	0.1628	16,289	0.1749	192	0.1800	70,701
April 30, 2025	March 24, 2025	May 29, 2025	0.0200	2,001	0.0200	22	0.0200	7,856	(1)
May 31, 2025	May 22, 2025	June 27, 2025	0.1623	16,725	0.1748	196	0.1800	74,897
May 31, 2025	March 24, 2025	June 27, 2025	0.0200	2,061	0.0200	22	0.0200	8,322	(1)
June 30, 2025	June 23, 2025	July 29, 2025	0.1628	17,424	0.1749	215	0.1800	78,164
June 30, 2025	March 24, 2025	July 29, 2025	0.0200	2,141	0.0200	25	0.0200	8,685	(1)
			$1.0959	$106,264	$1.1692	$1,285	$1.2000	$455,810

* Totals may not foot due to rounding.

(1) Represents a special distribution.

The following table presents distributions that were declared during the six months ended June 30, 2024 (dollar amounts in thousands, except per share amounts):

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2024	January 23, 2024	February 28, 2024	$0.1622	$6,206	$0.1748	$74	$0.1800	$25,802,000
January 31, 2024	December 20, 2023	February 28, 2024	0.0200	765	0.0200	8	0.0200	2,867,000	(1)
February 29, 2024	February 26, 2024	March 27, 2024	0.1634	6,818	0.1751	82	0.1800	28,229,000
February 29, 2024	December 20, 2023	March 27, 2024	0.0200	835	0.0200	9	0.0200	3,137,000	(1)
March 29, 2024	March 21, 2024	April 26, 2024	0.1622	7,606	0.1748	90	0.1800	31,021,000
March 29, 2024	December 20, 2023	April 26, 2024	0.0200	938	0.0200	10	0.0200	3,447,000	(1)
April 30, 2024	April 23, 2024	May 29, 2024	0.1627	8,260	0.1749	100	0.1800	33,209,000
April 30, 2024	March 21, 2024	May 29, 2024	0.0200	1,015	0.0200	11	0.0200	3,690,000	(1)
May 31, 2024	May 22, 2024	June 27, 2024	0.1621	9,041	0.1747	90	0.1800	35,634,000
May 31, 2024	March 21, 2024	June 27, 2024	0.0200	1,116	0.0200	10	0.0200	3,959,000	(1)
June 28, 2024	June 21, 2024	July 29, 2024	0.1627	9,710	0.1749	98	0.1800	39,154,000
June 28, 2024	March 21, 2024	July 29, 2024	0.0200	1,193,650	0.0200	11	0.0200	4,349,000	(1)
			$1.0953	$53,504	$1.1692	$594	$1.2000	$214,498

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

Sources of distributions, other than net investment income and realized gains on a U.S. generally accepted accounting principles ("GAAP") basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the six months ended June 30, 2025 (dollar amounts in thousands, except per share amounts):

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.0888	$105,576	$1.1621	$1,277	$1.1929	$453,113
Net realized gains	0.0071	688	0.0071	8	0.0071	2,697
Distributions in excess of net investment income	—	—	—	—	—	—
	$1.0959	$106,264	$1.1692	$1,285	$1.2000	$455,810

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the six months ended June 30, 2024 (dollar amounts in thousands, except per share amounts):

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

The following table presents information with respect to the Company’s share repurchases during the six months ended June 30, 2025 (dollar amounts in thousands, except per share amounts):

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 17, 2025	5,282,627	1.38%	$24.65	March 31, 2025	$130,147	13,919,523
June 16, 2025	8,418,605	1.83%	$24.60	June 30, 2025	207,118	14,645,892

(1) Percentage is based on total shares as of the close of the previous calendar quarter.

(2) All repurchase requests were satisfied in full.

(3) Amounts shown net of Early Repurchase Deduction.

The following table presents information with respect to the Company’s share repurchases during the six months ended June 30, 2024 (dollar amounts in thousands, except per share amounts):

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 15, 2024	5,079,296	3.03%	$24.85	March 31, 2024	126,101	3,293,303
June 13, 2024	1,612,752	0.75%	$24.90	June 30, 2024	40,110	9,120,695

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. The Company provides funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2025 and December 31, 2024, we had unfunded commitments, including delayed draw term loans, revolvers, bridge loan and backstop commitments, with an aggregate principal amount of $2.9 billion and $2.3 billion, respectively.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business.

On March 14, 2023, certain First Lien and Second Lien holders of debt issued by Mitel filed a complaint in New York State Court captioned Ocean Trails CLO VII et al v. MLN TopCo Ltd., et al, Index No. 651327/2023, against certain other First Lien and Second Lien debt holders, as well as the Company, alleging, among other things, that the defendant lenders breached the terms of their lending agreements and the New York Uniform Voidable Transfer Act in connection with certain amendments to the relevant documents governing the debt. On December 5, 2023, the trial court granted defendants’ motions to dismiss in part and denied them in part. The plaintiffs and defendants appealed the courts’ motion to dismiss ruling to the intermediate New York State appellate court. On December 31, 2024, the intermediate New York State appellate court dismissed the entire case, including all claims against the Company. On January 30, 2025, plaintiffs filed a motion for leave to appeal the intermediate New York State appellate court’s ruling to the New York Court of Appeals. That motion was held in abeyance following Mitel’s filing of voluntary Chapter 11 bankruptcy petitions in the U.S. Bankruptcy Court for the Southern District of Texas. Plaintiffs and defendants memorialized settlement of the litigation in Mitel’s Chapter 11 plan of reorganization and related bankruptcy documentation. The effective date for Mitel’s plan of reorganization occurred on June 20, 2025. Pursuant to the settlement, the parties have submitted both (i) a stipulated request for withdrawal of the plaintiffs’ motion for leave to appeal to the New York Court of Appeals and (ii) a joint request to the trial court for the clerk to enter final judgment, dismissing with prejudice all claims and crossclaims.

Management is not aware of any pending or threatened material litigation as of June 30, 2025 other than the matter disclosed above.

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

Critical Accounting Estimates

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, our significant accounting policies are further described in the notes to the consolidated financial statements. See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 2. Significant Accounting Policies” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the three months ended June 30, 2025, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant:

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
•
enterprise values, among other factors.

Because there is not a readily available market value for most of the investments in our portfolio, substantially all of our portfolio investments are valued at fair value as determined in good faith by the Adviser, as the valuation designee, as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had an active market existed for such investments and may differ materially from the values that we may ultimately realize.

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

See Notes 2 and 4 to our unaudited consolidated financial statements included herein for additional information regarding the fair value of our financial instruments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. For additional information concerning potential impact on our business and our operating results, see "Part II - Other Information, Item 1A. Risk Factors."

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by our Board based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 4 to our consolidated financial statements for the three and six months ended June 30, 2025, for more information relating to our investment valuation.

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

As of June 30, 2025, 96% of our debt portfolio investments bore interest at variable rates, which generally are SOFR based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Our SPV Financing Facilities generally bear interest at SOFR rates subject to certain interest rate floors. Our Unsecured Notes, which bear interest at fixed rates, are hedged by entering into fixed to floating interest rate swaps, in order to align the interest rates of our liabilities in our investment portfolio.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of June 30, 2025, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
(in millions)
Up 200 basis points	$212.9	$0.40
Up 150 basis points	159.7	0.30
Up 100 basis points	106.4	0.20
Up 50 basis points	53.2	0.10
Down 50 basis points	(53.2)	(0.10)
Down 100 basis points	(106.1)	(0.20)
Down 150 basis points	(158.6)	(0.30)
Down 200 basis points	(210.5)	(0.39)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

On March 14, 2023, certain First Lien and Second Lien holders of debt issued by Mitel filed a complaint in New York State Court captioned Ocean Trails CLO VII et al v. MLN TopCo Ltd., et al, Index No. 651327/2023, against certain other First Lien and Second Lien debt holders, as well as the Company, alleging, among other things, that the defendant lenders breached the terms of their lending agreements and the New York Uniform Voidable Transfer Act in connection with certain amendments to the relevant documents governing the debt. On December 5, 2023, the trial court granted defendants’ motions to dismiss in part and denied them in part. The plaintiffs and defendants appealed the courts’ motion to dismiss ruling to the intermediate New York State appellate court. On December 31, 2024, the intermediate New York State appellate court dismissed the entire case, including all claims against the Company. On January 30, 2025, plaintiffs filed a motion for leave to appeal the intermediate New York State appellate court’s ruling to the New York Court of Appeals. That motion was held in abeyance following Mitel’s filing of voluntary Chapter 11 bankruptcy petitions in the U.S. Bankruptcy Court for the Southern District of Texas. Plaintiffs and defendants memorialized settlement of the litigation in Mitel’s Chapter 11 plan of reorganization and related bankruptcy documentation. The effective date for Mitel’s plan of reorganization occurred on June 20, 2025. Pursuant to the settlement, the parties have submitted both (i) a stipulated request for withdrawal of the plaintiffs’ motion for leave to appeal to the New York Court of Appeals and (ii) a joint request to the trial court for the clerk to enter final judgment, dismissing with prejudice all claims and crossclaims.

Management is not aware of any pending or threatened material litigation as of June 30, 2025 other than the matter disclosed above.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Refer to our Current Reports on Form 8-K filed with SEC on April 22, 2025, May 22, 2025, and June 23, 2025 for information about unregistered sales of our equity securities during the quarter.

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

The following table presents information with respect to the Company’s share repurchases during the six months ended June 30, 2025 (dollar amounts in thousands, except per share amounts):

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 17, 2025	5,282,627	1.38%	$24.65	March 31, 2025	$130,147	13,919,523
June 16, 2025	8,418,605	1.83%	$24.60	June 30, 2025	207,118	14,645,892

(1) Percentage is based on total shares as of the close of the previous calendar quarter.

(2) All repurchase requests were satisfied in full.

(3) Amounts shown net of Early Repurchase Deduction.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Description of Exhibits
3.1	Fifth Amended and Restated Declaration of Trust of the Registrant (1)
3.2	Third Amended and Restated Bylaws of the Registrant (2)
10.1

First Amendment to Credit Agreement, dated April 8, 2025, Barn Owl Funding LLC, as borrower, Apollo Debt Solutions BDC, in its capacities as subordinated investor and collateral manager, and Bank of America, N.A., as Lender. (3)

10.2

Purchase and Placement Agreement, dated as of May 28, 2025, by and among ADL CLO 1 LLC, as issuer, BNP Paribas Securities Corp., as initial purchaser and Apollo Global Securities, LLC, as co-placement agent. (4)

10.3	Indenture, dated as of May 28, 2025, by and between ADL CLO 1 LLC, as issuer and U.S. Bank Trust Company, National Association, as collateral trustee. (5)
10.4

Class A-1a-L1 Credit Agreement, dated as of May 28, 2025, by and among ADL CLO 1 LLC, as borrower, U.S. Bank Trust Company, National Association, as loan agent and collateral trustee and the lenders party thereto. (6)

10.5

Class A-1a-L2 Credit Agreement, dated as of May 28, 2025, by and among ADL CLO 1 LLC, as borrower, U.S. Bank Trust Company, National Association, as loan agent and collateral trustee and the lenders party thereto. (7)

10.6

Class A-1b Credit Agreement, dated as of May 28, 2025, by and among ADL CLO 1 LLC, as borrower, U.S. Bank Trust Company, National Association, as loan agent and collateral trustee and the lenders party thereto. (8)

10.7	Collateral Management Agreement, dated as of May 28, 2025, by and between ADL CLO 1 LLC, as issuer, and Apollo Debt Solutions BDC, as collateral manager. (9)
10.8	Master Loan Sale Agreement, dated as of May 28, 2025, by and among Apollo Debt Solutions BDC, as transferor, ADL CLO 1 Depositor LLC, as retention holder and ADL CLO 1 LLC, as issuer. (10)
10.9

Second Amendment to Credit Agreement, dated June 2, 2025, Barn Owl Funding LLC, as borrower, Apollo Debt Solutions BDC, in its capacities as subordinated investor and collateral manager, and Bank of America, N.A., as Lender. (11)

10.10	Form of Fund of Funds Investment Agreement.*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents *
104	Cover Page Interactive Data File (Formatted as Inline XBRL and embedded in Exhibit 101) *

* Filed herewith

__________________

(1)
Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K (File No. 814-01424), filed on March 13, 2025.
(2)
Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 814-01424), filed on March 14, 2024.
(3)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current on Form 8-K (File No. 814-01424), filed on April 14, 2025.
(4)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current on Form 8-K (File No. 814-01424), filed on May 30, 2025.
(5)
Incorporated by reference to Exhibit 10.2 to the Registrant's Current on Form 8-K (File No. 814-01424), filed on May 30, 2025.
(6)
Incorporated by reference to Exhibit 10.3 to the Registrant's Current on Form 8-K (File No. 814-01424), filed on May 30, 2025.
(7)
Incorporated by reference to Exhibit 10.4 to the Registrant's Current on Form 8-K (File No. 814-01424), filed on May 30, 2025.
(8)
Incorporated by reference to Exhibit 10.5 to the Registrant's Current on Form 8-K (File No. 814-01424), filed on May 30, 2025.
(9)
Incorporated by reference to Exhibit 10.6 to the Registrant's Current on Form 8-K (File No. 814-01424), filed on May 30, 2025.
(10)
Incorporated by reference to Exhibit 10.7 to the Registrant's Current on Form 8-K (File No. 814-01424), filed on May 30, 2025.
(11)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current on Form 8-K (File No. 814-01424), filed on June 5, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Earl Hunt Earl Hunt	Chairperson, Chief Executive Officer and Trustee (Principal Executive Officer)	August 8, 2025

/s/ Eric Rosenberg Eric Rosenberg	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 8, 2025