Form 10-Q
period 2025-09-30
Apollo Debt Solutions BDC
filed 2025-11-12
CIK 1837532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).

The number of shares of the Registrant’s Common Shares, $0.01 par value per share, outstanding as of November 12, 2025 was 115,649,698 Class S Common Shares, 1,596,865 Class D Common Shares and 482,961,452 Class I Common Shares. Common Shares outstanding exclude November 1, 2025 subscriptions since the issuance price is not yet finalized at this time.

APOLLO DEBT SOLUTIONS BDC

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,” “ADS,” “we,” “us” and “our” refer to Apollo Debt Solutions BDC unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $22,294,362 and $14,609,338 at September 30, 2025 and December 31, 2024, respectively)	$22,491,891	$14,555,535
Cash and cash equivalents	721,449	392,894
Foreign currencies (cost — $140,917 and $19,951 at September 30, 2025 and December 31, 2024, respectively)	139,151	19,946
Receivable for investments sold	798,256	99,697
Interest receivable	188,615	106,825
Unrealized appreciation on foreign currency forward contracts	7,705	34,954
Other assets	284,074	25,537
Total assets	$24,631,141	$15,235,388

Liabilities
Debt (net of deferred financing costs and unamortized original issue discount of $61,163 and $40,544 at September 30, 2025 and December 31, 2024, respectively)	$8,208,453	$4,932,183
Payable for investments purchased	1,485,492	455,314
Payable for share repurchases (Note 7)	399,115	62,447
Distributions payable	117,646	75,842
Interest payable	95,092	104,284
Management fees payable	15,026	10,204
Performance-based incentive fees payable	40,384	28,523
Accrued administrative services expense payable	778	115
Other liabilities and accrued expenses	2,999	19,980
Total liabilities	$10,364,985	$5,688,892
Commitments and contingencies (Note 8)
Total Net Assets	$14,266,156	$9,546,496

Net Assets
Common shares, $0.01 par value (581,849,974 and 384,043,002 shares issued and outstanding, respectively)	$5,818	$3,840
Capital in excess of par value	14,334,371	9,449,937
Accumulated distributed earnings (losses)	(74,033)	92,718
Total Net Assets	$14,266,156	$9,546,496
Net Asset Value Per Share
Class S Shares:
Net assets	$2,759,271	$2,018,307
Common shares outstanding ($0.01 par value, unlimited shares authorized)	112,537,850	81,193,852
Net asset value per share	$24.52	$24.86
Class D Shares:
Net assets	$37,524	$25,580
Common shares outstanding ($0.01 par value, unlimited shares authorized)	1,530,426	1,029,046
Net asset value per share	$24.52	$24.86
Class I Shares:
Net assets	$11,469,361	$7,502,609
Common shares outstanding ($0.01 par value, unlimited shares authorized)	467,781,698	301,820,104
Net asset value per share	$24.52	$24.86

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$484,761	$330,497	$1,308,941	$813,271
Payment-in-kind interest income	13,743	3,726	28,254	12,778
Dividend income	1,631	740	5,060	3,124
Other income	1,429	12,120	8,605	24,323
Total Investment Income	$501,564	$347,083	$1,350,860	$853,496
Operating Expenses
Management fees	$44,374	$24,501	$117,605	$59,612
Performance-based incentive fees	40,383	28,736	109,692	72,365
Interest and other debt expenses	124,084	88,160	324,812	212,619
Offering costs	65	240	434	465
Trustees' fees	190	122	519	363
Shareholder servicing fees	5,865	3,480	15,969	8,592
Administrative service expenses	2,497	1,036	7,137	3,086
Other general and administrative expenses	7,481	5,207	15,954	11,100
Total Expenses	$224,939	$151,482	$592,122	$368,202
Net Investment Income	$276,625	$195,601	$758,738	$485,294
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$6,343	$2,496	$(22,437)	$14,023
Derivative instruments	799	835	2,066	835
Foreign currency transactions	3,706	3,023	20,825	(17,704)
Foreign currency forward contracts	(25,213)	(33,583)	(235,278)	(37,709)
Net realized gains (losses)	(14,365)	(27,229)	(234,824)	(40,555)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(28,423)	74,282	251,332	75,081
Derivative instruments	8,583	(6,813)	(6,885)	(5,383)
Foreign currency forward contracts	74,212	(29,485)	(27,248)	(14,589)
Foreign currency translations	(28,840)	(8,768)	(6,137)	26,804
Net unrealized gains (losses)	25,532	29,216	211,062	81,913
Net Realized and Change in Unrealized Gains (Losses)	$11,167	$1,987	$(23,762)	$41,358
Net Increase (Decrease) in Net Assets Resulting from Operations	$287,792	$197,588	$734,976	$526,652

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operations
Net investment income	$276,625	$195,601	$758,738	$485,294
Net realized gains (losses)	(14,365)	(27,229)	(234,824)	(40,555)
Net change in unrealized gains (losses)	25,532	29,216	211,062	81,913
Net Increase (Decrease) in Net Assets Resulting from Operations	$287,792	$197,588	$734,976	$526,652

Distributions to Shareholders
Class S	$(60,960)	$(35,810)	$(167,224)	$(89,308)
Class D	(817)	(439)	(2,103)	(1,029)
Class I	(276,591)	(148,205)	(732,400)	(362,703)
Net Increase (Decrease) in Net Assets Resulting from Distributions to Shareholders	$(338,368)	$(184,454)	$(901,727)	$(453,040)

Capital Share Transactions
Class S:
Proceeds from shares sold	$183,518	$215,619	$791,294	$820,819
Repurchase of common shares, net of early repurchase deduction	(52,275)	(11,701)	(108,844)	(36,557)
Distributions reinvested	34,136	20,505	92,202	49,454
Class D:
Proceeds from shares sold	6,941	7,553	10,936	13,695
Repurchase of common shares, net of early repurchase deduction	—	—	(12)	—
Distributions reinvested	514	249	1,418	500
Class I:
Proceeds from shares sold	1,251,391	1,059,240	4,458,448	3,193,746
Repurchase of common shares, net of early repurchase deduction	(346,917)	(56,380)	(627,600)	(197,737)
Distributions reinvested	98,511	54,242	268,569	134,960
Net Increase (Decrease) from Capital Share Transactions	$1,175,819	$1,289,327	$4,886,411	$3,978,880

Net Assets
Total increase (decrease) in net assets during the period	1,125,243	1,302,461	4,719,660	4,052,492
Net Assets at beginning of period	13,140,913	6,873,727	9,546,496	4,123,696
Net Assets at End of Period	$14,266,156	$8,176,188	$14,266,156	$8,176,188

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands, except share and per share data)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net increase (decrease) in net assets resulting from operations	$734,976	$526,652
Net realized (gain) loss on investments	22,437	(14,023)
Net realized (gain) loss on derivatives	(2,066)	(835)
Net change in unrealized (gains) losses on investments	(251,332)	(75,081)
Net change in unrealized (gains) losses on derivatives	6,885	5,383
Net unrealized (appreciation) depreciation on foreign currency forward contracts	27,248	14,589
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	6,137	(26,804)
Payment-in-kind interest capitalized	(26,242)	(13,964)
Net accretion of discount and amortization of premium	(30,917)	(22,574)
Amortization of deferred financing costs	11,051	6,478
Amortization of offering costs	434	465
Purchase of investments	(12,619,631)	(8,274,095)
Proceeds from sale of investments and principal repayments	4,978,735	2,711,284
Changes in operating assets and liabilities:
Interest receivable	(81,790)	(71,152)
Receivable for investments sold	(698,559)	(189,199)
Other assets	(266,152)	(6,542)
Payable for investments purchased	1,030,178	181,737
Management fees payable	4,822	4,042
Performance-based incentive fees payable	11,861	15,373
Accrued administrative services expense payable	663	94
Interest payable	(9,192)	38,273
Other liabilities and accrued expenses	(16,981)	(3,822)
Net Cash (Used in)/Provided by Operating Activities	$(7,167,435)	$(5,193,721)

Financing Activities
Issuances of debt	$8,042,886	$5,025,830
Payments of debt	(4,762,073)	(2,826,447)
Financing costs paid and deferred	(28,519)	(23,142)
Proceeds from issuance of common shares	5,260,678	4,028,260
Repurchased shares, net of early repurchase deduction paid	(399,788)	(209,501)
Distributions paid	(497,734)	(236,435)
Offering costs paid and deferred	(434)	(465)
Net Cash (Used in)/Provided by Financing Activities	$7,615,016	$5,758,100

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash and cash equivalents and foreign currencies during the period	$447,581	$564,379
Effect of foreign exchange rate changes on cash and cash equivalents	179	(158)
Cash, cash equivalents and foreign currencies at beginning of period	412,840	271,175
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$860,600	$835,396

Supplemental Disclosure and Non-Cash Information
Cash interest paid	$322,953	$167,868
Distributions payable	$117,646	$64,919
Reinvestment of distributions during the period	$362,189	$184,914
Payment-in-kind income	$28,254	$12,778

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
Aerospace & Defense
ITP Aero
Propulsion BC Newco LLC	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	9/14/2029	$3,482	$3,482	$3,499	(8)(16)
Kaman
Kaman Corp	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	2/26/2032	38,283	38,227	38,205	(16)(17)
	First Lien Secured Debt - Delayed Draw	S+250, 0.50% Floor	2/26/2032	347	341	339	(12)(16)(33)
					38,568	38,544
MRO Holdings
MRO Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	4/28/2032	240,311	240,105	239,710	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	5/5/2032	—	(802)	(213)	(4)(5)(9)(12)(33)
					239,303	239,497
Spirit Aerosystems
Spirit Aerosystems, Inc.	First Lien Secured Debt - Term Loan	S+050, 0.00% Floor	12/31/2025	47,750	47,750	47,750	(4)(8)(15)
Transdigm
Transdigm Inc.	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	8/19/2032	25,000	24,938	25,001	(8)(16)
	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	1/19/2032	2,805	2,799	2,807	(8)(16)
					27,737	27,808
Triumph
TITAN BW BORROWER L.P.	First Lien Secured Debt - Term Loan	S+525 Cash plus 2.88% PIK, 0.50% Floor	7/24/2032	198,755	196,813	196,767	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	7/24/2032	—	(84)	(84)	(4)(5)(33)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	7/24/2032	—	(327)	(336)	(4)(5)(12)(33)
					196,402	196,347
		Total Aerospace & Defense			$553,242	$553,445

Air Freight & Logistics
PrimeFlight Acquisition, LLC
PrimeFlight Acquisition, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	5/1/2029	$9,975	$9,875	$9,925	(4)(16)
		Total Air Freight & Logistics			$9,875	$9,925

Automobile Components
Clarience Technologies
Truck-Lite Co., LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	2/13/2032	$194,989	$194,259	$193,078	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	2/13/2032	20,541	20,021	20,028	(4)(12)(15)(33)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	2/13/2032	—	(198)	(323)	(4)(5)(12)(33)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	2/13/2031	—	(36)	(187)	(4)(5)(12)(33)
					214,046	212,596

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
Mavis Tire Express Services
Mavis Tire Express Services TopCo, L.P.	First Lien Secured Debt - Term Loan	S+300, 0.75% Floor	5/4/2028	46,339	46,236	46,387	(16)
		Total Automobile Components			$260,282	$258,983

Banks
Creative Planning
Creative Planning, LLC	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	5/17/2031	$48,743	$48,633	$48,743	(15)

G&A
G&A Partners Holding Company II, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	3/3/2031	26,361	26,036	26,295	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	3/1/2031	1,020	960	1,008	(4)(9)(12)(16)(33)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	3/1/2030	—	(26)	(4)	(4)(5)(9)(12)(33)
					26,970	27,299
Quikrete
Quikrete Holdings, Inc.	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	2/10/2032	98,414	98,226	98,464	(15)
	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	4/14/2031	4,987	4,987	4,992	(15)
					103,213	103,456
Singular Bank
Pluto Holdco Limited	First Lien Secured Debt - Term Loan	5.81% PIK	12/9/2025	€13,612	14,744	15,941	(3)(4)(8)(9)(10)(20)
TKO
January Capital Holdco, LLC	First Lien Secured Debt - Term Loan	7.06% PIK	9/13/2029	53,961	53,031	53,961	(4)(8)(16)
		Total Banks			$246,591	$249,400

Beverages
Celsius
Celsius Holdings Inc	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	4/1/2032	$2,494	$2,482	$2,503	(8)(16)
Sazerac
Sazerac Co Inc	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	7/9/2032	40,000	39,800	40,289	(15)
		Total Beverages			$42,282	$42,792

Building Products
American Bath
CP Atlas Buyer, Inc.	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	7/8/2030	$60,805	$58,687	$59,741	(15)
Chamberlain Group
Chariot Buyer LLC	First Lien Secured Debt - Term Loan	S+310, 0.00% Floor	9/8/2032	53,927	53,686	54,045	(15)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
Emerson Climate Technologies, Inc.
Emerson Climate Technologies, Inc.	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	5/31/2030	3,148	3,143	3,143	(16)
EMRLD Borrower LP	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	8/4/2031	8,323	8,314	8,296	(16)(17)
					11,457	11,439
Kodiak
Kodiak BP, LLC	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	12/4/2031	34,252	33,710	34,148	(16)
Leaf Home
LHS Borrower LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	9/4/2031	250,882	247,164	247,119	(4)(15)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	9/4/2031	—	(298)	(302)	(4)(5)(11)(12)(33)
					246,866	246,817
Omnimax
Omnimax International, LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	12/6/2030	30,408	29,863	29,733	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	12/6/2030	9,392	9,224	9,183	(4)(17)
					39,087	38,916
Primesource
Park River Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	3/15/2031	34,500	34,123	34,569	(16)
RF Fager
R.F. Fager Company, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	3/4/2030	2,379	2,337	2,343	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	3/4/2030	353	341	338	(4)(9)(12)(17)(33)
	First Lien Secured Debt - Revolver	P+400, 1.00% Floor	3/4/2030	156	147	148	(4)(9)(12)(24)(33)
					2,825	2,829
US LBM
LBM Acquisition, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/6/2031	14,000	13,457	13,975	(15)
		Total Building Products			$493,898	$496,479

Capital Markets
Arrowhead Engineered Products
Arrowhead Holdco Company	First Lien Secured Debt - Term Loan	S+265 Cash plus 2.75% PIK, 0.75% Floor	8/31/2028	$10,372	$10,372	$7,571	(4)(16)
Dragon Buyer
Dragon Buyer Inc	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	9/30/2031	6,321	6,292	6,335	(16)
Edelman Financial Services
The Edelman Financial Center, LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	4/7/2028	60,477	60,389	60,588	(15)
Focus Financial
Focus Financial Partners, LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	9/15/2031	71,075	70,698	71,172	(15)
Hudson River Trading
Hudson River Trading LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	3/18/2030	6,982	6,966	7,002	(15)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
Jane Street Group
Jane Street Group, LLC	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	12/15/2031	51,856	51,750	51,548	(15)(16)
Rialto
Rialto Management Group, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/5/2030	65,213	64,632	64,724	(4)(15)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/5/2030	—	(21)	(18)	(4)(5)(12)(33)
					64,611	64,706
True Potential
Kane Bidco Limited	First Lien Secured Debt - Corporate Bond	SONIA+625, 0.00% Floor	2/15/2028	£69,000	86,769	92,798	(3)(4)(8)(9)(18)
	First Lien Secured Debt - Corporate Bond	SONIA+500, 0.00% Floor	3/21/2030	£61,000	77,734	81,218	(3)(4)(8)(9)(18)
					164,503	174,016
		Total Capital Markets			$435,581	$442,938
Chemicals
Heubach
Heubach Holdings USA LLC	First Lien Secured Debt - Term Loan	11.00%	4/30/2024	$485	$447	$243	(4)(8)(16)(30)
SK Neptune Husky Group Sarl	First Lien Secured Debt - Term Loan	5.50%	1/3/2029	9,588	9,448	—	(4)(8)(16)(30)
					9,895	243
Qnity Electronics Inc
Qnity Electronics Inc	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	8/12/2032	20,000	19,950	20,025	(15)
RMC
RMC Topco LLC	Common Equity - Equity Unit	N/A	N/A	100 Shares	100	132	(4)(9)(34)
Rochester Midland Corporation	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	8/1/2029	12,487	12,299	12,362	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	8/1/2029	9,597	9,380	9,371	(4)(9)(12)(15)(33)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	8/1/2029	—	(52)	(35)	(4)(5)(9)(12)(33)
					21,727	21,830
Solenis
Olympus Water US Holding Corporation	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	7/23/2032	20,348	20,299	20,232	(15)
Solenis Holding Limited	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	6/20/2031	31,041	30,633	30,776	(16)
					50,932	51,008
Tronox
Tronox Finance LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	4/4/2029	5,486	5,099	4,993	(8)(16)
Vantage Specialty Chemicals
Vantage Specialty Chemicals Holdings, Inc.	First Lien Secured Debt - Term Loan	S+625, 1.00% Floor	8/28/2029	55,776	54,412	54,382	(4)(16)
	First Lien Secured Debt - Revolver	S+625, 1.00% Floor	2/28/2029	422	305	301	(4)(12)(15)(33)
					54,717	54,683
Vita Global
Vita Global FinCo Limited	First Lien Secured Debt - Term Loan	12.77% PIK	9/23/2027	£18,598	25,152	18,759	(3)(4)(8)(10)(18)
		Total Chemicals			$187,472	$171,541

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
Commercial Services & Supplies
Allied Universal
Allied Universal Holdco LLC	First Lien Secured Debt - Term Loan	S+335, 0.00% Floor	8/20/2032	$58,000	$57,928	$58,284	(15)
American Express GBT
GBT US III LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	7/25/2031	19,850	19,807	19,916	(8)(16)
Best Trash
Bingo Group Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	7/10/2031	17,391	17,203	17,304	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	7/10/2031	4,442	4,391	4,415	(4)(9)(16)(33)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	7/10/2031	63	41	52	(4)(9)(12)(16)(33)
					21,635	21,771
Convergint
DG Investment Intermediate Holdings 2, Inc.	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	7/9/2032	26,319	26,205	26,440	(15)

CoreTrust
Coretrust Purchasing Group LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	10/1/2029	37,326	36,658	36,953	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	10/1/2029	—	(65)	(79)	(4)(5)(12)(33)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	10/1/2029	—	(82)	(47)	(4)(5)(12)(33)
					36,511	36,827
Encore
AVSC Holding Corp.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/5/2031	201,337	197,663	199,324	(4)(15)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/5/2029	—	(364)	(217)	(4)(5)(12)(33)
					197,299	199,107
GardaWorld
Garda World Security Corporation	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	2/1/2029	46,442	46,276	46,558	(8)(15)
Heritage Environmental Services
Arcwood Environmental, Inc.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	1/31/2031	87,320	86,246	88,193	(4)(9)(16)
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	1/31/2031	19,158	19,069	19,120	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	1/31/2031	6,245	6,157	6,228	(4)(9)(12)(16)(33)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	1/31/2030	—	(137)	—	(4)(9)(12)(33)
					111,335	113,541

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
HKA
Mount Olympus Bidco Limited	First Lien Secured Debt - Term Loan	S+525, 0.50% Floor	8/9/2029	13,705	13,457	13,466	(4)(8)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 0.50% Floor	8/9/2029	4,760	4,741	4,677	(4)(8)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+600, 0.50% Floor	8/9/2029	918	889	883	(4)(8)(9)(12)(16)(33)
					19,087	19,026
Ironclad
Ironhorse Purchaser, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	9/30/2027	2,962	2,928	2,902	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+650, 1.00% Floor	9/30/2027	—	(16)	(29)	(4)(5)(9)(12)(33)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	9/30/2027	—	(5)	(10)	(4)(5)(9)(12)(33)
					2,907	2,863
Madison Air
Madison IAQ LLC	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	5/6/2032	46,384	45,931	46,663	(17)
	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	6/21/2028	2,984	2,968	2,990	(17)
					48,899	49,653
MillerKnoll Inc (fka Herman Miller, Inc.)
MillerKnoll Inc	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	8/9/2032	6,000	5,985	5,999	(8)(15)
NielsenIQ
Indy US Holdco LLC	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	10/31/2030	17,955	17,923	17,941	(8)(15)
Profile Products
Profile Products LLC	First Lien Secured Debt - Term Loan	S+560, 0.75% Floor	11/12/2027	4,825	4,825	4,825	(4)(16)
Public Partnerships
PPL Acquisition LLC	First Lien Secured Debt - Term Loan	S+635 Cash plus 3.00% PIK, 0.75% Floor	7/1/2028	8,179	8,093	7,934	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+635, 0.75% Floor	7/1/2028	—	(9)	(30)	(4)(5)(9)(12)(33)
PPL Equity LP	Preferred Equity - Preferred Stocks	N/A	N/A	50,000 Shares	50	49	(4)(9)(34)
	Common Equity - Equity Unit	N/A	N/A	50,000 Shares	—	—	(4)(9)(34)
					8,134	7,953
PureStar
AMCP Clean Acqusition Company, LLC	First Lien Secured Debt - Term Loan	S+425, 0.50% Floor	6/15/2028	117,680	116,690	117,828	(9)(16)
	First Lien Secured Debt - Delayed Draw	S+425, 0.50% Floor	6/15/2028	—	(140)	—	(9)(12)(33)
					116,550	117,828
R.R. Donnelley
R. R. Donnelley & Sons Company	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	8/8/2029	193,527	188,795	191,592	(4)(9)(15)
Resource Innovations
North Haven RI Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	3/29/2030	20,468	20,125	20,327	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	3/29/2030	3,187	3,086	3,124	(4)(9)(12)(16)(33)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	3/29/2030	500	462	483	(4)(9)(12)(16)(33)
					23,673	23,934

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
Reworld Holding Corporation
Reworld Holding Corporation	First Lien Secured Debt - Term Loan	S+225, 0.50% Floor	1/15/2031	10,000	9,975	9,991	(15)
SafetyCo
HEF Safety Ultimate Holdings, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	11/19/2029	10,459	10,263	10,400	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	11/19/2029	1,589	1,563	1,573	(4)(9)(12)(17)(33)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	11/17/2029	106	81	98	(4)(9)(12)(17)(33)
					11,907	12,071
Smith System
Smith Topco, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/6/2029	13,075	12,856	12,879	(4)(9)(17)
	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	11/6/2029	1,249	1,232	1,230	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	11/6/2029	—	(26)	(25)	(4)(5)(9)(12)(33)
					14,062	14,084
Stamps.com
Auctane, Inc.	First Lien Secured Debt - Term Loan	S+585, 0.75% Floor	10/5/2028	31,525	31,211	30,579	(4)(9)(17)
SumUp
SumUp Holdings Luxembourg S.a.r.l.	First Lien Secured Debt - Delayed Draw	E+650, 1.50% Floor	5/23/2031	€40,000	42,923	46,228	(3)(4)(8)(10)(12)(21)(33)
Trugreen
Trugreen Limited Partnership	First Lien Secured Debt - Term Loan	S+410, 0.75% Floor	11/2/2027	15,321	14,739	15,072	(15)
United Site Services
Vortex Opco LLC	First Lien Secured Debt - Term Loan	S+625, 0.50% Floor	4/30/2030	8,380	8,145	8,459	(9)(16)
	Second Lien Secured Debt - Term Loan	4.75%	12/17/2028	35,001	33,645	8,225	(9)(15)(30)
					41,790	16,684
USA DeBusk
USA DeBusk LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	4/30/2031	13,150	12,982	13,084	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	4/30/2031	788	746	763	(4)(9)(12)(15)(16)(33)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	4/30/2030	1,069	1,040	1,057	(4)(9)(12)(15)(16)(33)
					14,768	14,904
		Total Commercial Services & Supplies			$1,135,149	$1,123,671
Communications Equipment
CommScope
Commscope, LLC	First Lien Secured Debt - Term Loan	S+475, 2.00% Floor	12/17/2029	$252,954	$254,903	$256,375	(8)(15)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
MCA
Mobile Communications America, Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	10/16/2029	8,276	8,124	8,194	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	10/16/2029	1,950	1,924	1,930	(4)(9)(16)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	10/16/2029	326	308	286	(4)(9)(12)(16)(33)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	10/16/2029	—	(23)	(14)	(4)(5)(9)(12)(33)
					10,333	10,396
Mitel Networks
Mitel Networks	Common Equity - Stock	N/A	N/A	733,019 Shares	3,465	5,829	(4)(8)(34)
MLN US Holdco LLC	First Lien Secured Debt - Term Loan	S+200 Cash plus 6.00% PIK, 1.00% Floor	6/20/2030	6,643	5,807	5,779	(4)(8)(15)
					9,272	11,608
		Total Communications Equipment			$274,508	$278,379

Construction & Engineering
Accelevation
Accelevation LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	1/2/2031	$9,208	$9,083	$9,162	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	1/2/2031	290	265	273	(4)(12)(15)(33)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	1/2/2031	385	354	373	(4)(12)(15)(33)
					9,702	9,808
American Restoration
American Restoration Holdings, LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	7/24/2030	6,415	6,306	6,383	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+510, 1.00% Floor	7/24/2030	11,805	11,670	11,691	(4)(9)(12)(16)(33)
	First Lien Secured Debt - Revolver	S+510, 1.00% Floor	7/24/2030	1,782	1,753	1,773	(4)(9)(16)(33)
					19,729	19,847
ASC Engineered Solutions
Fire Flow Intermediate Corporation	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	7/10/2031	194,530	192,917	195,016	(4)(16)
Tailwind Fire Flow Investor, LP	Common Equity - Membership Interest	N/A	N/A	100 Shares	101	101	(4)(34)
					193,018	195,117
Circor
Cube A&D Buyer Inc	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	10/17/2031	24,378	24,282	24,515	(9)(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
Traffic Management Solutions
Traffic Management Solutions, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/26/2030	7,323	7,226	7,257	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/26/2030	3,247	3,203	3,217	(4)(12)(16)(33)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/26/2030	—	(19)	(13)	(4)(5)(12)(33)
					10,410	10,461
Trench Plate Rental Co.
Trench Plate Rental Co.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	12/4/2028	43,977	43,707	43,538	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+560, 1.00% Floor	12/4/2028	2,000	1,965	1,955	(4)(9)(12)(16)(33)
Trench Safety Solutions Holdings, LLC	Common Equity - Equity Unit	N/A	N/A	331 Shares	50	45	(4)(9)(34)
					45,722	45,538
		Total Construction & Engineering			$302,863	$305,286

Construction Materials
Hobbs & Associates
Hobbs & Associates LLC/VA	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	7/23/2031	$23,936	$23,917	$23,954	(15)
Volunteer Materials
Volunteer AcquisitionCo, LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	9/1/2029	5,093	5,000	4,914	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+650, 1.00% Floor	9/1/2029	375	368	362	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	9/1/2029	—	(12)	(27)	(4)(5)(9)(12)(33)
					5,356	5,249
		Total Construction Materials			$29,273	$29,203

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
Consumer Staples Distribution & Retail
Actus Nutrition
Nourish Buyer I Inc	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	7/9/2032	$65,000	$63,411	$65,163	(15)(16)
ASDA
Bellis Acquisition Company PLC	First Lien Secured Debt - Term Loan	SONIA+603, 0.00% Floor	10/22/2029	£116,903	140,925	155,572	(3)(4)(8)(9)(18)
	First Lien Secured Debt - Term Loan	E+400, 0.00% Floor	5/14/2031	€5,000	5,295	5,692	(3)(8)(9)(21)
					146,220	161,264
KeHE Distributors
KeHE Distributors LLC / KeHE Finance Corp / NextWave Distribution Inc	First Lien Secured Debt - Corporate Bond	9.00%	2/15/2029	13,194	13,327	13,889
Patriot Pickle
Patriot Foods Buyer, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	12/24/2029	6,469	6,370	6,404	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	12/22/2029	—	(18)	(25)	(4)(5)(9)(12)(33)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	12/22/2029	—	(13)	(9)	(4)(5)(9)(12)(33)
					6,339	6,370
Protein for Pets
Protein For Pets Opco, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	9/20/2030	44,717	43,986	43,823	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	9/20/2030	1,274	1,201	1,179	(4)(9)(12)(15)(33)
					45,187	45,002
Rise Baking
Viking Baked Goods Acquisition Corporation	First Lien Secured Debt - Term Loan	S+500, 0.00% Floor	11/4/2031	158,800	156,641	156,815	(4)(9)(16)
		Total Consumer Staples Distribution & Retail			$431,125	$448,503

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
Containers & Packaging
Ardagh
Ardagh Group S.A.	First Lien Secured Debt - Term Loan	8.88%	7/2/2029	€99,000	$105,331	$118,265	(3)(4)(8)(9)(10)
Ardagh Metal
Ardagh Metal Packaging Finance plc	First Lien Secured Debt - Term Loan	E+450, 1.00% Floor	9/24/2029	€59,921	66,559	70,350	(3)(4)(8)(10)(20)
Berlin Packaging
Berlin Packaging L.L.C.	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	6/7/2031	31,326	31,240	31,456	(15)(16)
Berry Global
Vybond Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	2/3/2032	20,748	20,459	20,593	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	2/3/2032	—	(48)	(53)	(4)(5)(12)(33)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	2/3/2032	—	(95)	(53)	(4)(5)(12)(33)
					20,316	20,487
BOX Partners
Bp Purchaser LLC	First Lien Secured Debt - Term Loan	S+576, 0.75% Floor	12/11/2028	7,625	7,625	6,634	(4)(16)
Ring Container Technologies Group LLC
Ring Container Technologies Group LLC	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	9/15/2032	9,000	8,978	8,994	(15)
Tekni-Plex
Trident TPI Holdings, Inc.	First Lien Secured Debt - Term Loan	S+375, 0.50% Floor	9/15/2028	73,424	72,566	72,238	(16)
Truvant
NPPI Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	8/20/2029	25,532	25,220	25,340	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	8/20/2029	—	2	(41)	(4)(5)(9)(12)(33)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	8/20/2029	—	1	(28)	(4)(5)(9)(12)(33)
					25,223	25,271
		Total Containers & Packaging			$337,838	$353,695

Distributors
SupplyHouse LLC
SupplyHouse LLC	First Lien Secured Debt - Term Loan	S+400, 0.50% Floor	7/1/2032	$60,000	$59,708	$59,700	(4)(16)
	First Lien Secured Debt - Revolver	S+400, 0.50% Floor	7/1/2032	—	(96)	(100)	(4)(5)(11)(12)(33)
		Total Distributors			$59,612	$59,600

Diversified Consumer Services
Accelerate Learning
Eagle Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+250 Cash plus 4.75% PIK, 1.00% Floor	3/22/2030	$23,672	$23,207	$23,198	(4)(9)(10)(16)
	First Lien Secured Debt - Revolver	S+250 Cash plus 4.75% PIK, 1.00% Floor	3/22/2029	4,064	3,966	3,993	(4)(9)(16)(33)
					27,173	27,191

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)		Cost (35)	Fair Value (1)(36)
Busy Bees
Eagle Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+475, 0.00% Floor	2/20/2032		£129,900	173,387	175,649	(3)(8)(10)(18)
Excelligence
Excelligence Learning Corporation	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	1/18/2030		84,157	82,853	82,053	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	1/18/2030		2,034	1,886	1,695	(4)(9)(12)(16)(33)
						84,739	83,748
Gateway Services
Gateway US Holdings, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/22/2028		84,766	84,319	84,342	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	9/22/2028		7,243	7,201	7,186	(4)(12)(16)(33)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	9/22/2028		—	(12)	(13)	(4)(5)(12)(33)
						91,508	91,515
Greencross
Vermont Aus Pty Ltd	First Lien Secured Debt - Term Loan	BBSW+575, 0.75% Floor	3/23/2028	A$	156,320	106,532	103,178	(3)(4)(8)(9)(25)
ISP
International Schools Partnership Limited	First Lien Secured Debt - Delayed Draw	E+525, 0.00% Floor	7/6/2028		€35,938	38,312	41,570	(3)(4)(8)(10)(12)(20)(33)
Legacy.com
Lotus Topco Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	6/7/2030		20,965	20,686	20,651	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	6/7/2030		1,471	1,435	1,382	(4)(12)(16)(33)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	6/7/2030		—	(28)	(35)	(4)(5)(12)(33)
						22,093	21,998
Mariani
CI	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	3/27/2030		23,657	23,331	23,347	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	3/27/2030		1,443	1,359	1,297	(4)(9)(12)(16)(33)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	3/27/2030		1,216	1,182	1,183	(4)(9)(12)(16)(33)
						25,872	25,827
QA Group
Ichnaea UK Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+600, 0.00% Floor	10/5/2029		£31,000	36,817	41,275	(3)(4)(8)(9)(18)
Reliable Doors
Reliable Doors, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	10/4/2028		6,186	6,104	6,186	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	10/4/2028		2,096	2,063	2,096	(4)(9)(12)(15)(33)
	First Lien Secured Debt - Revolver	S+625, 1.00% Floor	10/4/2028		—	(7)	—	(4)(9)(12)(33)
						8,160	8,282

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
SAVATREE
CI	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/6/2031	17,160	16,993	16,954	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	10/12/2028	—	(48)	(120)	(4)(5)(12)(33)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	6/6/2031	114	79	87	(4)(12)(16)(33)
					17,024	16,921
SERVPRO
One Silver Serve, LLC	First Lien Secured Debt - Term Loan	S+535, 1.00% Floor	12/18/2028	20,942	20,796	20,628	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+535, 1.00% Floor	12/18/2028	11,975	11,808	11,700	(4)(12)(16)(33)
	First Lien Secured Debt - Revolver	S+535, 1.00% Floor	12/18/2028	2,710	2,678	2,637	(4)(12)(16)(33)
					35,282	34,965
Village Pet Care
Village Pet Care, LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	9/22/2029	909	896	891	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+650, 1.00% Floor	9/22/2029	764	734	691	(4)(9)(12)(16)(33)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	9/22/2029	365	359	356	(4)(9)(12)(16)(33)
					1,989	1,938
Walter's Wedding
WH BorrowerCo, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	8/2/2030	25,827	25,499	25,246	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	8/2/2030	5,639	5,460	5,309	(4)(9)(12)(16)(33)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	8/2/2030	1,049	993	947	(4)(9)(12)(16)(33)
					31,952	31,502
		Total Diversified Consumer Services			$700,840	$705,559

Diversified REITs
QTS Project Ram
QTS Project Ram	First Lien Secured Debt - Mortgage Loan (DD)	S+225, 0.00% Floor	5/29/2028	$17,756	$17,060	$17,025	(4)(12)(15)(33)
Stonepeak Bayou Holdings LP
Stonepeak Bayou Holdings LP	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	10/1/2032	16,500	16,418	16,500	(15)
		Total Diversified REITs			$33,478	$33,525

Diversified Telecommunication Services
Altice USA
CSC Holdings, LLC	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	1/18/2028	$153,862	$150,710	$153,255	(8)(15)
	First Lien Secured Debt - Term Loan	P+150, 0.00% Floor	4/15/2027	63,136	61,268	61,242	(8)(24)
	First Lien Secured Debt - Revolver	S+225, 0.00% Floor	7/13/2027	73,064	68,695	66,256	(8)(12)(15)(33)
					280,673	280,753
LEVEL 3 FINANCING INC
Level 3 Financing, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	3/29/2032	73,500	72,456	73,653	(15)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
Uniti Group Inc.
Uniti Group LP / Uniti Group Finance Inc / CSL Capital LLC	First Lien Secured Debt - Corporate Bond	10.50%	2/15/2028	23,162	24,082	24,451	(8)
Windstream Services II, LLC	First Lien Secured Debt - Corporate Bond	7.50%	10/15/2033	10,000	10,025	9,994	(8)
Windstream Services, LLC	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	10/6/2032	85,000	84,150	84,309	(8)(15)
					118,257	118,754
		Total Diversified Telecommunication Services			$471,386	$473,160

Electric Utilities
Dynagrid
Megavolt Borrower, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	2/13/2032	$18,703	$18,354	$18,563	(4)(16)
GridTek
BGIF IV Fearless Utility Services, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	6/9/2031	134,042	132,894	133,707	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	6/9/2031	—	(200)	(123)	(4)(5)(9)(12)(33)
	First Lien Secured Debt - Revolver	S+500, 0.50% Floor	6/7/2030	—	(185)	(59)	(4)(5)(9)(11)(12)(33)
					132,509	133,525
Westinghouse
Brookfield WEC Holdings Inc.	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	1/27/2031	9,900	9,914	9,914	(16)
		Total Electric Utilities			$160,777	$162,002

Electrical Equipment
International Wire Group
IW Buyer LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	6/28/2029	$25,092	$24,727	$24,841	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+510, 1.00% Floor	6/28/2029	449	390	418	(4)(9)(12)(15)(33)
		Total Electrical Equipment			$25,117	$25,259

Electronic Equipment, Instruments & Components
Kidde
Lsf12 Crown US Commercial Bidco, LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	12/2/2031	$4,988	$4,990	$5,002	(16)
Lightning Power
Lightning Power, LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	8/18/2031	11,385	11,339	11,390	(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
Madison Safety
Madison Safety & Flow LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	9/26/2031	16,163	16,085	16,202	(15)
Pinnacle Buyer LLC
Pinnacle Buyer LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	10/1/2032	20,968	20,915	21,020	(15)
	First Lien Secured Debt - Delayed Draw	S+250, 0.00% Floor	10/1/2032	—	(10)	—	(33)
					20,905	21,020
		Total Electronic Equipment, Instruments & Components			$53,319	$53,614

Energy Equipment & Services
Camin Cargo
Camin Cargo Control Holdings, Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	12/7/2029	$30,987	$30,458	$30,674	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	12/7/2029	1,382	1,336	1,335	(4)(9)(12)(16)(17)(33)
	First Lien Secured Debt - Revolver	P+450, 1.00% Floor	12/7/2029	3,485	3,403	3,446	(4)(9)(12)(16)(24)(33)
					35,197	35,455
Colonial
Colossus AcquireCo LLC	First Lien Secured Debt - Term Loan	S+175, 0.00% Floor	7/30/2032	11,000	10,946	10,945	(16)
WhiteWater DBR
WhiteWater DBR HoldCo LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	3/3/2031	9,218	9,244	9,247	(16)
		Total Energy Equipment & Services			$55,387	$55,647

Entertainment
Chernin Entertainment
Jewel Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+560, 0.50% Floor	7/1/2027	$84,074	$83,099	$83,863	(4)(9)(16)
Creative Artists Agency
Creative Artists Agency, LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	10/1/2031	3,990	3,985	4,001	(15)
Entertainment Partners
EP Purchaser, LLC	First Lien Secured Debt - Term Loan	S+361, 0.50% Floor	11/6/2028	3,761	3,697	3,551	(15)

Jagex
Janus Bidco Limited	First Lien Secured Debt - Term Loan	S+550, 0.00% Floor	4/25/2031	65,687	64,285	64,537	(4)(8)(9)(10)(17)
	First Lien Secured Debt - Term Loan	SONIA+550, 0.00% Floor	4/25/2031	£2,202	2,700	2,910	(3)(4)(8)(9)(10)(18)
	First Lien Secured Debt - Delayed Draw	SONIA+600, 0.00% Floor	4/25/2031	£—	(199)	(373)	(3)(4)(5)(8)(9)(10)(12)(33)
					66,786	67,074
Warner Media
WarnerMedia Holdings, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	12/28/2026	44,000	43,847	43,824	(4)(8)(15)
		Total Entertainment			$201,414	$202,313

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
Financial Services
Accel International
Accel International Holdings, LLC	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	4/26/2032	$187,003	$186,112	$187,471	(4)(16)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	4/26/2032	—	(151)	—	(4)(12)(33)
					185,961	187,471
AffiniPay
Eclipse Buyer, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	9/8/2031	22,738	22,536	22,682	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	9/8/2031	—	(17)	(10)	(4)(5)(12)(33)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	9/8/2031	—	(17)	(5)	(4)(5)(12)(33)
Eclipse Topco, Inc.	Preferred Equity - Preferred Stocks	Equity plus 12.50% PIK	N/A	6,692,903 Shares	5,940	6,693	(4)(34)
					28,442	29,360
Alpha FMC
Actium Midco 3	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	8/30/2031	£35,254	45,479	47,176	(3)(4)(8)(10)(18)
	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	8/30/2031	41,610	41,610	41,402	(4)(8)(10)(17)
	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	8/30/2031	€18,790	20,770	21,895	(3)(4)(8)(10)(21)
	First Lien Secured Debt - Delayed Draw	SONIA+525, 0.00% Floor	8/30/2031	£10,605	13,598	14,082	(3)(4)(8)(10)(12)(18)(33)
					121,457	124,555
Apex Group Treasury
Apex Group Treasury LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	2/27/2032	14,653	14,582	14,360	(8)(16)
Ascensus
Ascensus Holdings, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	8/2/2028	7,275	7,251	7,278	(15)
AssetMark
GTCR Everest Borrower, LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	9/5/2031	13,925	13,900	13,941	(16)
CFC Group
CFC USA 2025 LLC	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	7/1/2032	28,000	27,651	26,810	(8)(10)(16)
Crete PA
Crete PA Holdco, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	11/26/2030	23,256	23,152	22,849	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	11/26/2030	9,302	9,199	8,895	(4)(12)(16)(33)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/26/2030	—	(15)	(61)	(4)(5)(12)(33)
					32,336	31,683
Evelyn
Violin Finco Guernsey Limited	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	6/24/2031	£68,523	86,180	91,466	(3)(4)(8)(9)(10)(18)
	First Lien Secured Debt - Delayed Draw	SONIA+550, 0.00% Floor	6/24/2031	£—	(28)	(54)	(3)(4)(5)(8)(9)(10)(12)(33)
					86,152	91,412
FE Fundinfo
Tulip Bidco Limited	First Lien Secured Debt - Delayed Draw	SONIA+500, 0.00% Floor	12/13/2027	£31,557	39,754	38,667	(3)(4)(8)(10)(12)(18)(33)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
GC Waves
GC Waves Holdings, Inc.	First Lien Secured Debt - Term Loan	S+485, 0.75% Floor	10/4/2030	63,052	62,984	62,819	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+485, 0.75% Floor	10/4/2030	26,256	26,014	26,132	(4)(9)(12)(15)(33)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/4/2030	—	(3)	(10)	(4)(5)(9)(12)(33)
					88,995	88,941
Gen II
PEX Holdings LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	11/26/2031	20,255	20,208	20,297	(16)
Hargreaves Lansdown
Harp Finco Limited	First Lien Secured Debt - Term Loan	SONIA+550, 0.00% Floor	3/27/2032	£134,986	171,493	177,911	(3)(4)(8)(10)(18)
ISIO
Madonna Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	10/27/2031	£23,819	30,348	31,474	(3)(4)(8)(9)(10)(18)
	First Lien Secured Debt - Delayed Draw	SONIA+525, 0.00% Floor	10/27/2031	£248	262	219	(3)(4)(8)(9)(10)(12)(18)(33)
					30,610	31,693
Jensen Hughes
Jensen Hughes, Inc	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	9/1/2031	78,054	77,020	77,469	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	9/1/2031	646	500	442	(4)(12)(15)(33)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	9/1/2031	—	(112)	(66)	(4)(5)(11)(12)(33)
					77,408	77,845
Milacron
IOTA HOLDINGS 3	First Lien Secured Debt - Term Loan	S+475, 0.00% Floor	3/31/2032	24,675	24,324	24,614	(4)(16)
	First Lien Secured Debt - Revolver	S+475, 0.00% Floor	3/31/2032	2,178	2,063	2,157	(4)(12)(16)(33)
					26,387	26,771
Nexity
Evoriel	First Lien Secured Debt - Term Loan	E+550, 0.00% Floor	4/2/2031	€43,574	46,144	50,902	(3)(4)(8)(9)(10)(21)
	First Lien Secured Debt - Delayed Draw	E+550, 0.00% Floor	4/2/2031	€20,915	22,175	24,424	(3)(4)(8)(9)(10)(12)(21)(33)
					68,319	75,326
Ocorian
Orthrus Ltd	First Lien Secured Debt - Term Loan	S+350 Cash plus 2.75% PIK, 1.00% Floor	12/5/2031	43,159	42,190	42,512	(4)(8)(9)(10)(16)
	First Lien Secured Debt - Term Loan	SONIA+625 Cash plus 2.71% PIK, 0.00% Floor	12/5/2031	£18,287	23,031	24,226	(3)(4)(8)(9)(10)(18)
	First Lien Secured Debt - Term Loan	E+625 Cash plus 2.75% PIK	12/5/2031	€16,336	17,086	18,891	(3)(4)(8)(9)(10)(20)
	First Lien Secured Debt - Delayed Draw	S+625, 1.00% Floor	12/5/2031	6,231	6,146	6,138	(4)(8)(9)(16)
	First Lien Secured Debt - Delayed Draw	SONIA+625, 0.00% Floor	12/5/2031	£—	55	(75)	(3)(4)(5)(8)(9)(10)(12)(33)
					88,508	91,692

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
OSTTRA
Orion US Finco	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	5/20/2032	15,000	14,926	15,094	(8)(15)
Paymentsense
Hurricane Cleanco Limited	First Lien Secured Debt - Term Loan	12.50% Cash plus 6.25% PIK, 1.00% Floor	11/21/2029	£52,443	62,702	70,178	(3)(4)(8)(9)
PIB
Paisley Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	5/7/2031	£83,858	104,241	111,090	(3)(4)(8)(9)(10)(18)
	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	5/7/2031	€28,797	30,784	33,133	(3)(4)(8)(9)(10)(21)
	First Lien Secured Debt - Delayed Draw	SONIA+525, 0.00% Floor	5/7/2031	£23,147	29,403	29,589	(3)(4)(8)(9)(10)(12)(18)(33)
					164,428	173,812
PMA
PMA Parent Holdings, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	1/31/2031	13,978	13,848	13,838	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	1/31/2031	—	(9)	(10)	(4)(5)(9)(12)(33)
					13,839	13,828
Stretto
Stretto, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	10/13/2028	124,875	123,211	123,002	(4)(9)(16)
Strongpoint
Howardsimon LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	12/13/2030	21,018	20,970	20,755	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	12/13/2030	43,736	43,578	42,687	(4)(15)(33)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	12/13/2030	—	(8)	(47)	(4)(5)(12)(33)
					64,540	63,395
Title Resource Group
RE Closing Buyer Corp.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	9/27/2031	113,850	111,813	111,288	(4)(8)(9)(16)
Title Resource Group	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	9/27/2031	18,308	17,963	17,896	(4)(8)(9)(16)
					129,776	129,184
VEPF VII
VEPF VII Holdings, L.P.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	2/28/2028	20,021	19,973	20,221	(4)(8)(16)
Wealth Enhancement Group
Wealth Enhancement Group, LLC	First Lien Secured Debt - Delayed Draw	S+450, 1.00% Floor	10/2/2028	—	—	(60)	(4)(5)(12)(33)
WHP Global
WH Borrower, LLC	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	2/20/2032	56,708	56,151	56,840	(16)
		Total Financial Services			$1,778,960	$1,821,507

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
Food Products
Froneri
Froneri US, Inc	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	8/2/2032	$34,812	$34,754	$34,780	(8)(15)
	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	9/30/2031	10,200	10,145	10,139	(8)(15)
					44,899	44,919
Nutpods
Green Grass Foods, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	12/26/2029	3,684	3,628	3,676	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	12/26/2029	—	(18)	(3)	(4)(5)(9)(12)(33)
Nutpods Holdings, Inc.	Common Equity - Stock	N/A	N/A	125 Shares	125	105	(4)(9)(34)
					3,735	3,778
Tate & Lyle
Primary Products Finance LLC	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	4/1/2029	6,499	6,357	6,357	(16)
		Total Food Products			$54,991	$55,054

Gas Utilities
Venture Global
CP2 LNG Holdings, LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	7/28/2028	$31,250	$30,398	$30,547	(4)(8)(16)
		Total Gas Utilities			$30,398	$30,547

Ground Transportation
Boasso
Channelside AcquisitionCo, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	6/30/2028	$39,627	$39,004	$39,528	(4)(9)(15)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	6/30/2028	—	(19)	(11)	(4)(5)(9)(12)(33)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	3/31/2028	—	(2)	(10)	(4)(5)(9)(12)(33)
					38,983	39,507
First Student
First Student Bidco Inc.	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	8/15/2030	7,593	7,588	7,609	(16)
	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	8/15/2030	1,806	1,805	1,810	(15)
					9,393	9,419
Genesee & Wyoming
Genesee & Wyoming Inc.	First Lien Secured Debt - Term Loan	S+175, 0.00% Floor	4/10/2031	56,189	55,896	56,033	(16)
Olympus Terminals
Olympus Terminals Holdco II LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	12/17/2030	36,975	36,312	36,487	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	12/17/2030	—	(105)	(158)	(4)(5)(12)(33)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	12/17/2030	—	(176)	(132)	(4)(5)(12)(33)
					36,031	36,197

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)		Cost (35)	Fair Value (1)(36)
Student Transportation of America
Student Transportation of America Holdings Inc	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	6/24/2032		7,262	7,226	7,290	(16)
	First Lien Secured Debt - Delayed Draw	S+325, 0.00% Floor	6/24/2032		520	517	522	(16)
						7,743	7,812
Transportation Insight
TI Intermediate Holdings, LLC	First Lien Secured Debt - Term Loan	S+560 Cash plus 1.00% PIK, 1.00% Floor	6/18/2027		7,460	7,460	5,185	(4)(15)
		Total Ground Transportation				$155,506	$154,153

Health Care Equipment & Supplies
Bausch Health
Bausch + Lomb Corporation	First Lien Secured Debt - Term Loan	S+425, 0.00% Floor	1/15/2031		$17,267	$17,181	$17,299	(8)(15)
Corpuls
Heartbeat BidCo GmbH	First Lien Secured Debt - Term Loan	E+650, 0.50% Floor	6/28/2030		€20,000	21,502	23,364	(3)(4)(8)(9)(20)
	First Lien Secured Debt - Delayed Draw	E+550, 0.50% Floor	6/28/2030		€—	(28)	(57)	(3)(4)(5)(8)(9)(10)(12)(33)
						21,474	23,307
Dr. Scholls
DRS Holdings III, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	11/1/2028		21,383	21,289	21,276	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	11/1/2028		—	(6)	(7)	(4)(5)(9)(12)(33)
						21,283	21,269
Medline
Medline Borrower LP	First Lien Secured Debt - Term Loan	S+200, 0.50% Floor	10/23/2028		76,162	76,166	76,238	(15)
Resonetics
Resonetics, LLC	First Lien Secured Debt - Term Loan	S+275, 0.75% Floor	6/18/2031		9,900	9,883	9,902	(16)
Treace Medical Concepts
Treace Medical Concepts, Inc.	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	4/1/2027		7,292	7,279	7,292	(4)(8)(9)(15)(31)
	First Lien Secured Debt - Revolver	S+400, 1.00% Floor	4/1/2027		200	200	200	(4)(8)(9)(12)(15)(31)(33)
						7,479	7,492
Vantive
Spruce Bidco II Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	1/30/2032		116,565	114,935	115,692	(4)(9)(17)
	First Lien Secured Debt - Term Loan	T+525, 0.75% Floor	1/30/2032		¥2,256,269	14,527	15,219	(3)(4)(9)(28)
	First Lien Secured Debt - Term Loan	C+500, 0.75% Floor	1/30/2032	C$	21,103	14,341	15,163	(3)(4)(9)(27)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	1/30/2032		—	(360)	(198)	(4)(5)(9)(12)(33)
						143,443	145,876

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
Zest Dental Solutions
Zest Acquisition Corp.	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	2/8/2028	20,679	20,517	20,808	(16)
Zeus
Zeus Company LLC	First Lien Secured Debt - Term Loan	S+600 Cash plus 3.00% PIK, 0.75% Floor	2/28/2031	53,768	53,185	53,633	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	2/28/2031	5,009	4,919	4,984	(4)(9)(12)(16)(33)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	2/28/2030	—	(84)	(19)	(4)(5)(9)(12)(33)
					58,020	58,598
		Total Health Care Equipment & Supplies			$375,446	$380,789

Health Care Providers & Services
Advarra
Advarra Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	9/15/2031	$186,843	$186,016	$188,711	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	9/15/2031	—	(26)	—	(4)(9)(12)(33)
					185,990	188,711
Affordable Care
ACI Group Holdings, Inc.	First Lien Secured Debt - Term Loan	S+285 Cash plus 3.25% PIK, 0.75% Floor	8/2/2028	5,046	5,046	4,580	(4)(15)
All Star Healthcare
All Star Recruiting Locums, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	5/1/2030	6,870	6,757	6,835	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	5/1/2030	1,735	1,707	1,726	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	5/1/2030	326	306	320	(4)(9)(12)(15)(33)
					8,770	8,881
Allied Benefit Systems
Allied Benefit Systems Intermediate LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	10/31/2030	77,439	76,523	77,439	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	10/31/2030	14,202	14,010	14,202	(4)(9)(15)
					90,533	91,641
Athenahealth
Athenahealth Group Inc.	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	2/15/2029	53,965	53,483	53,926	(15)
CorroHealth
Coding Solutions Acquisition Inc	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	8/7/2031	43,648	43,099	42,994	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/7/2031	—	(94)	(99)	(4)(5)(12)(33)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/7/2031	—	(44)	(52)	(4)(5)(12)(33)
					42,961	42,843

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
Dental Care Alliance
DCA Investment Holding LLC	First Lien Secured Debt - Term Loan	S+641, 0.75% Floor	4/3/2028	2,404	2,404	2,163	(4)(16)
Eating Recovery Center
ERC Topco Holdings, LLC	First Lien Secured Debt - Term Loan	11.81% PIK	3/29/2030	10,710	32,324	5,462	(4)(16)(30)
	First Lien Secured Debt - Term Loan	3.00% PIK	3/31/2030	107	—	107	(4)(16)(30)
	First Lien Secured Debt - Revolver	11.81% PIK	3/31/2030	1,601	3,756	1,601	(4)(16)(30)(33)
					36,080	7,170
Ensemble Health
Ensemble RCM, LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	8/1/2029	41,942	41,799	42,107	(16)
ExactCare
ExactCare Parent, Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	11/5/2029	39,965	39,145	39,965	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	11/5/2029	—	(84)	—	(4)(9)(12)(33)
					39,061	39,965
ExamWorks
Electron BidCo Inc.	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	11/1/2028	28,332	28,326	28,417	(15)
	First Lien Secured Debt - Revolver	S+375, 0.00% Floor	8/2/2028	—	(128)	(135)	(4)(5)(12)(33)
					28,198	28,282
Exemplar Healthcare
EHC Holdings Holdco Limited	First Lien Secured Debt - Term Loan	SONIA+550, 0.00% Floor	9/30/2031	£48,000	63,026	63,425	(3)(4)(8)(10)(18)
	First Lien Secured Debt - Delayed Draw	SONIA+550, 0.00% Floor	9/30/2031	£2,400	2,900	2,663	(3)(4)(8)(10)(12)(18)(33)
					65,926	66,088
Hanger
Hanger, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	10/23/2031	25,564	25,470	25,650	(15)
	First Lien Secured Debt - Delayed Draw	S+350, 0.00% Floor	10/23/2031	494	481	496	(12)(15)(33)
					25,951	26,146
Heartland Dental, LLC.
Heartland Dental, LLC.	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	8/25/2032	4,988	4,981	4,985	(16)
Omega Healthcare
OMH-Healthedge Holdings, Inc.	First Lien Secured Debt - Term Loan	S+425, 1.00% Floor	4/1/2030	249,762	249,116	249,762	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+450, 1.00% Floor	4/1/2030	—	(116)	—	(4)(9)(12)(33)
					249,000	249,762
One Call Medical
One Call Corporation	First Lien Secured Debt - Term Loan	S+575, 0.50% Floor	9/10/2030	252,132	248,392	248,350	(4)(15)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	9/10/2030	—	(295)	(298)	(4)(5)(12)(33)
					248,097	248,052

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
Parexel
Phoenix Newco, Inc.	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	11/15/2028	38,319	38,214	38,394	(15)
Patterson Companies
Paradigm Parent, LLC	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	4/16/2032	17,429	15,710	15,683	(8)(16)
	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	4/17/2032	4,055	3,914	3,649	(8)(16)
					19,624	19,332
Practice Plus Group
Practice Plus Group Bidco Limited / Practice Plus Group Holdings Limited	First Lien Secured Debt - Term Loan	SONIA+625, 0.50% Floor	11/19/2029	£15,000	17,878	19,770	(3)(4)(8)(9)(10)(18)
Radiology Partners
Radiology Partners, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	6/30/2032	27,000	26,731	26,986	(16)
Rarebreed
Rarebreed Veterinary Partners, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	4/18/2030	14,927	14,686	14,703	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	4/18/2030	27,274	27,036	26,733	(4)(9)(12)(15)(33)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	4/18/2030	—	(89)	(87)	(4)(5)(9)(12)(33)
					41,633	41,349
SHARP SERVICES LLC
Sharp Services LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	9/29/2032	7,500	7,463	7,519	(16)
Smile Brands
Smile Brands Inc.	First Lien Secured Debt - Term Loan	S+610 Cash plus 2.26% PIK, 0.75% Floor	10/12/2027	7,762	7,762	6,966	(4)(16)
Southern Veterinary Partners
Southern Veterinary Partners, LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	12/4/2031	32,438	32,324	32,414	(16)
Team Select
TS Investors, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	5/4/2029	9,226	9,058	9,180	(4)(9)(15)
	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	5/4/2029	7,551	7,463	7,514	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	5/4/2029	730	694	708	(4)(9)(12)(15)(33)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	5/4/2029	—	(16)	(5)	(4)(5)(9)(12)(33)
					17,199	17,397
Tivity Health
Tivity Health, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/28/2029	111,575	110,571	111,575	(4)(9)(15)
		Total Health Care Providers & Services			$1,447,679	$1,427,004

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
Health Care Technology
CNSI
Acentra Holdings, LLC	First Lien Secured Debt - Term Loan	S+550, 0.50% Floor	12/17/2029	$37,417	$36,571	$37,230	(4)(9)(16)
	First Lien Secured Debt - Term Loan	S+575, 0.50% Floor	12/17/2029	2,912	2,868	2,912	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 0.50% Floor	12/17/2029	—	(41)	(37)	(4)(5)(9)(12)(33)
	First Lien Secured Debt - Revolver	S+550, 0.50% Floor	12/17/2029	—	(87)	(20)	(4)(5)(9)(12)(33)
					39,311	40,085
Datavant
CT Technologies Intermediate Holdings	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/2/2031	125,461	124,225	124,207	(4)(15)
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/1/2031	52,992	52,477	52,462	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	8/30/2031	22,711	22,454	22,408	(4)(15)(33)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	8/30/2031	—	(146)	(151)	(4)(5)(12)(33)
					199,010	198,926
DXC
Wisdom Purchaser, LLC	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	7/24/2032	49,844	49,599	49,595	(4)(14)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	7/24/2032	—	(25)	(26)	(4)(5)(12)(33)
					49,574	49,569
Gainwell
Gainwell Acquisition Corp.	First Lien Secured Debt - Term Loan	S+410, 0.75% Floor	10/1/2027	118,419	116,087	116,761	(16)
Imprivata
Imprivata, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	12/1/2027	11,850	11,886	11,914	(16)
MRO Parent Corporation
MRO Parent Corporation	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	6/9/2032	25,556	25,185	25,172	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	6/9/2032	—	(25)	(33)	(4)(5)(12)(33)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	6/9/2032	—	(25)	(33)	(4)(5)(12)(33)
					25,135	25,106
Novotech
Novotech SG Holdings Pte. Ltd./ Novotech Aus Bidco Pty Ltd/Novotech Holdings USA LLC	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	6/27/2031	42,857	42,394	42,416	(4)(8)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	6/27/2031	786	711	712	(4)(8)(9)(12)(17)(33)
					43,105	43,128
Press Ganey
Azalea TopCo, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	4/30/2031	4,592	4,597	4,585	(15)
Suvoda
Goldeneye Parent, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	3/31/2032	88,005	87,588	88,445	(4)(15)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	3/31/2032	—	(59)	—	(4)(12)(33)
					87,529	88,445

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)		Cost (35)	Fair Value (1)(36)
Wellsky
Project Ruby Ultimate Parent Corp.	First Lien Secured Debt - Term Loan	S+286, 0.00% Floor	3/10/2028		57,055	56,875	57,151	(15)
		Total Health Care Technology				$633,109	$635,670

Hotels, Restaurants & Leisure
Aston
Accommodations Plus Technologies LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	5/28/2032		$73,699	$72,879	$72,962	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+425, 0.75% Floor	5/28/2032		—	—	(114)	(4)(5)(9)(12)(33)
						72,879	72,848
Bally's
Bally's Corp	First Lien Secured Debt - Term Loan	S+351, 0.50% Floor	10/2/2028		691	667	673	(8)(16)
	First Lien Secured Debt - Corporate Bond	11.00%	10/2/2028		85,000	82,708	88,825	(4)(8)
						83,375	89,498
Caesars Entertainment
Caesars Entertainment, Inc.	First Lien Secured Debt - Term Loan	S+225, 0.50% Floor	2/6/2031		21,300	21,333	21,278	(8)(15)
Crunch Fitness
Crunch Fitness Merger Sub, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/26/2031		176,665	176,665	175,782	(4)(15)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	9/26/2031		—	(118)	(118)	(4)(5)(12)(33)
						176,547	175,664
Delivery Hero
Delivery Hero Finco Germany GmbH	First Lien Secured Debt - Term Loan	K+500, 0.50% Floor	12/12/2029	₩	194,831,194	139,049	140,251	(3)(8)(9)(19)
Delivery Hero Finco LLC	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	12/12/2029		4,975	4,928	5,036	(8)(9)(16)
Delivery Hero SE	Unsecured Debt - Convertible Bond	3.25%	2/21/2030		€9,100	10,390	10,540	(3)(8)(9)
	Unsecured Debt - Convertible Bond	2.13%	3/10/2029		€5,800	5,738	6,155	(3)(8)(9)
						160,105	161,982
Endeavor
Endeavor Operating Co LLC	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	3/24/2028		145,584	145,381	145,584	(4)(15)
	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	3/24/2032		54,863	54,906	54,993	(15)
						200,287	200,577
Fertitta Entertainment
Fertitta Entertainment LLC/NV	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	1/27/2029		35,408	35,405	35,397	(15)
Flutter Entertainment PLC
Flutter Entertainment PLC	First Lien Secured Debt - Term Loan	S+200, 0.50% Floor	6/4/2032		3,990	3,980	3,992	(8)(16)
FLYNN RESTAURANT GROUP
Flynn Restaurant Group LP	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	1/28/2032		6,982	6,948	7,002	(15)
JOA
Joker Holdco 3 S.a r.l.	First Lien Secured Debt - Term Loan	E+600, 0.00% Floor	4/19/2031		€126,725	132,757	147,666	(3)(4)(8)(9)(10)(21)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
Life Time Fitness
Life Time, Inc.	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	11/5/2031	20,416	20,397	20,423	(8)(15)(16)
Nottingham Forest FC
Nottingham Forest Football Club Limited	First Lien Secured Debt - Term Loan	8.75%	12/27/2027	£24,375	30,432	32,618	(3)(4)(8)(10)
OpenBet
OB Global Openbet Holdings 2 LLC	First Lien Secured Debt - Term Loan	S+600, 1.50% Floor	9/24/2029	82,688	81,939	81,861	(4)(16)
PARS
PARS Group LLC	First Lien Secured Debt - Term Loan	S+690, 1.50% Floor	4/3/2028	8,681	8,612	8,247	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+675, 1.50% Floor	4/3/2028	—	—	(48)	(4)(5)(9)(33)
					8,612	8,199
Rocket Youth
Rocket Youth Brands Holdco LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	6/20/2031	9,302	9,257	9,256	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	6/20/2031	—	(22)	(47)	(4)(5)(12)(33)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	6/20/2031	—	(7)	(7)	(4)(5)(12)(33)
					9,229	9,202
Scientific Games Lottery
Scientific Games Holdings LP	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	4/4/2029	25,237	25,161	25,058	(16)
Sky Zone
CircusTrix Holdings LLC	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	7/18/2028	12,329	12,136	12,144	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+675, 1.00% Floor	7/18/2028	3,254	3,200	3,205	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	7/18/2028	—	(12)	(12)	(4)(5)(9)(12)(33)
					15,324	15,337
Sports Invest
Sports Invest Holdings Ltd.	First Lien Secured Debt - Term Loan	10.25%	10/3/2029	£40,000	50,534	52,586	(3)(4)(8)(10)
		Total Hotels, Restaurants & Leisure			$1,135,244	$1,161,188

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
Household Durables
HOV
K Hovnanian Enterprises Inc	First Lien Secured Debt - Revolver	S+450, 3.00% Floor	6/30/2028	$—	$(7,500)	$(7,500)	(4)(5)(9)(12)(33)
Polywood
Poly-Wood, LLC	First Lien Secured Debt - Term Loan	S+488, 1.00% Floor	3/20/2030	154,051	151,569	153,280	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	3/20/2030	—	(194)	(115)	(4)(5)(9)(12)(33)
	First Lien Secured Debt - Revolver	S+488, 1.00% Floor	3/20/2030	—	(390)	(115)	(4)(5)(9)(12)(33)
					150,985	153,050
Restoration Hardware, Inc.
Restoration Hardware, Inc.	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	10/20/2028	21,943	21,458	21,410	(8)(15)
Weber-Stephen Products
Weber-Stephen Products LLC	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	10/1/2032	21,500	21,285	21,305	(15)
		Total Household Durables			$186,228	$188,265

Household Products
Ergotron
Ergotron Acquisition, LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	7/6/2028	$8,856	$8,761	$8,856	(4)(15)
Ergotron Investments, LLC	Common Equity - Equity Unit	N/A	N/A	500 Shares	50	60	(4)(34)
					8,811	8,916
Tranzonic
TZ Buyer LLC	First Lien Secured Debt - Term Loan	S+610, 0.75% Floor	8/14/2028	40,561	39,780	40,358	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+610, 0.75% Floor	8/14/2028	55,369	54,605	55,092	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+610, 0.75% Floor	8/14/2028	394	386	391	(4)(9)(12)(15)(33)
TZ Parent LLC	Common Equity - Equity Unit	N/A	N/A	50 Shares	50	94	(4)(9)(34)
					94,821	95,935
		Total Household Products			$103,632	$104,851

Independent Power & Renewable Electricity Producers
Calpine Corporation
Calpine Corporation	First Lien Secured Debt - Term Loan	S+175, 0.00% Floor	1/31/2031	$14,862	$14,860	$14,864	(15)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
Cogentrix
Cogentrix Finance Holdco I LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	2/26/2032	14,175	14,142	14,214	(15)
Esdec
Esdec Solar Group B.V.	First Lien Secured Debt - Term Loan	8.49%	8/30/2028	€62,853	69,668	42,062	(3)(4)(8)(9)(20)(30)
	First Lien Secured Debt - Term Loan	9.26%	8/30/2028	719	301	392	(8)(9)(16)(30)
					69,969	42,454
NextEra Energy
XPLR Infrastructure LP	Common Equity - Stock	N/A	N/A	10,000 Shares	87	102	(8)(34)
XPLR Infrastructure Operating Partners LP	Unsecured Debt - Corporate Bond	4.50%	9/15/2027	10	10	10	(8)
	Unsecured Debt - Corporate Bond	8.38%	1/15/2031	10	10	10	(8)
	Unsecured Debt - Corporate Bond	8.63%	3/15/2033	10	10	10	(8)
					117	132
		Total Independent Power & Renewable Electricity Producers			$99,088	$71,664

Industrial Conglomerates
Fortis Fire
Fortis Fire & Safety Holdings LP	Common Equity - Equity Unit	N/A	N/A	$9 Shares	$90	$84	(4)(9)(34)
		Total Industrial Conglomerates			$90	$84

Insurance
Acrisure LLC
Acrisure LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	6/20/2032	$4,988	$4,975	$4,992	(15)
Alera Group
Alera Group Intermediate Holdings, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	5/30/2032	34,500	34,334	34,667	(9)(15)
Alliant
Alliant Holdings Intermediate, LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	9/19/2031	40,597	40,413	40,529	(15)
Amwins
AmWINS Group, Inc.	First Lien Secured Debt - Term Loan	S+225, 0.75% Floor	1/30/2032	19,850	19,826	19,863	(16)
Ardonagh
Ardonagh Group Finco Pty Ltd	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	2/15/2031	34,825	34,658	34,724	(8)(15)(16)(17)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
Asurion
Asurion, LLC	First Lien Secured Debt - Term Loan	S+336, 0.00% Floor	7/31/2027	66,319	65,935	66,348	(15)
	First Lien Secured Debt - Term Loan	S+425, 0.00% Floor	9/19/2030	18,317	18,191	18,223	(15)
					84,126	84,571
Broadstreet Partners
BroadStreet Partners, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	6/13/2031	7,483	7,474	7,499	(15)
Galway
Galway Borrower LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	9/29/2028	33,709	33,483	33,793	(9)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	9/29/2028	1,179	1,166	1,159	(4)(9)(12)(16)(33)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	9/29/2028	632	611	632	(4)(9)(12)(16)(33)
					35,260	35,584
Higginbotham
HIG Intermediate, Inc.	Preferred Equity - Cumulative Preferred	N/A	N/A	50,000 Shares	49	50	(4)(34)
Higginbotham Insurance Agency, Inc.	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	11/24/2028	122,032	121,877	122,032	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	11/24/2028	13,099	12,964	13,099	(4)(12)(15)(33)
					134,890	135,181
Hilb Group
Thg Acquisition, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	10/31/2031	89,479	88,673	88,584	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	10/31/2031	3,252	3,147	3,052	(4)(9)(12)(15)(33)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/31/2031	745	657	644	(4)(9)(12)(15)(33)
					92,477	92,280
Howden Group
Howden Group Holdings Limited	First Lien Secured Debt - Term Loan	S+350, 0.50% Floor	4/18/2030	9,949	9,902	9,952	(8)(15)
Hyperion Refinance Sarl	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	2/15/2031	61,268	60,957	61,340	(8)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	2/15/2031	101,200	99,194	101,200	(4)(8)(10)(12)(16)(33)
					170,053	172,492
Hub International
Hub International Limited	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	6/20/2030	21,192	21,217	21,246	(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
Keystone
Koala Investment Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	8/29/2032	95,436	94,491	94,482	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	8/29/2032	—	(91)	(92)	(4)(5)(33)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	8/29/2032	—	(81)	(82)	(4)(5)(12)(33)
					94,319	94,308
OneDigital
OneDigital Borrower LLC	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	7/2/2031	2,992	3,000	2,996	(15)
Patriot Growth Insurance Services
Patriot Growth Insurance Services, LLC	First Lien Secured Debt - Term Loan	S+515, 0.75% Floor	10/16/2028	31,571	31,571	31,571	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	10/16/2028	5,348	5,305	5,348	(4)(12)(16)(33)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	10/16/2028	—	—	—	(4)(12)(33)
					36,876	36,919
Safe-Guard
SG Acquisition, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	4/3/2030	90,030	88,983	90,030	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	4/3/2030	—	(43)	(29)	(4)(5)(9)(12)(33)
					88,940	90,001
Sedgwick
Sedgwick Claims Management Services, Inc.	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	7/31/2031	9,900	9,879	9,899	(15)
Truist
Truist Insurance Holdings, LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	5/6/2031	32,649	32,574	32,700	(16)
	First Lien Secured Debt - Revolver	S+325, 0.00% Floor	5/6/2029	—	(410)	(435)	(4)(5)(12)(33)
					32,164	32,265
		Total Insurance			$944,881	$950,015

Interactive Media & Services
Adevinta
Aurelia Netherlands BV	First Lien Secured Debt - Term Loan	E+475, 0.00% Floor	5/29/2031	€212,000	$231,994	$249,521	(3)(4)(8)(9)(10)(21)
Twitter
X Corp	First Lien Secured Debt - Term Loan	9.50%	10/26/2029	66,220	64,423	66,519
	First Lien Secured Debt - Term Loan	S+665, 0.50% Floor	10/26/2029	39,748	38,950	39,047	(16)
					103,373	105,566
		Total Interactive Media & Services			$335,367	$355,087

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
IT Services
Astek
FINANCIERE ASTEK	First Lien Secured Debt - Term Loan	E+650, 0.00% Floor	4/25/2031	€50,293	$52,709	$58,309	(3)(4)(8)(9)(10)(20)
	First Lien Secured Debt - Delayed Draw	E+650, 0.00% Floor	4/25/2031	€20,626	21,620	23,910	(3)(4)(8)(9)(10)(12)(20)(33)
					74,329	82,219
Avenu Insights
ACP Avenu Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	10/2/2029	14,623	14,422	14,477	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	10/2/2029	2,665	2,613	2,638	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	10/2/2029	—	(43)	(95)	(4)(5)(9)(12)(33)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	10/2/2029	—	(65)	(61)	(4)(5)(9)(12)(33)
					16,927	16,959
Genesys Cloud
Greeneden U.S. Holdings II, LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	1/30/2032	9,000	8,987	8,954	(15)
GrayMatter
Genius Bidco LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	5/1/2030	4,581	4,507	4,478	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	5/1/2030	—	(13)	(38)	(4)(5)(9)(12)(33)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	5/1/2030	155	137	129	(4)(9)(12)(16)(33)
	Common Equity - Equity Unit	N/A	N/A	773 Shares	77	48	(4)(9)(34)
					4,708	4,617
Vensure
Vensure Employer Services, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	9/27/2031	151,223	149,963	149,711	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	9/27/2031	—	(92)	(107)	(4)(5)(9)(12)(33)
					149,871	149,604
Version 1
Investment Company 24 Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+490, 0.00% Floor	7/11/2029	£6,559	7,685	8,777	(3)(4)(8)(9)(18)
	First Lien Secured Debt - Term Loan	E+490, 0.00% Floor	7/11/2029	€4,029	3,989	4,707	(3)(4)(8)(9)(20)
	First Lien Secured Debt - Delayed Draw	SONIA+490, 0.00% Floor	7/11/2029	£2,248	2,233	2,596	(3)(4)(8)(9)(12)(18)(33)
	First Lien Secured Debt - Delayed Draw	E+575, 0.00% Floor	7/11/2029	€—	—	(32)	(3)(4)(5)(8)(9)(10)(33)
					13,907	16,048
VikingCloud
Bullcave Limited	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	8/6/2030	20,842	20,577	20,686	(4)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/6/2030	2,632	2,583	2,602	(4)(12)(16)(33)
					23,160	23,288

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
Virtusa
Virtusa Corporation	First Lien Secured Debt - Term Loan	S+325, 0.75% Floor	2/15/2029	12,684	12,695	12,557	(15)
		Total IT Services			$304,584	$314,246

Leisure Products
Bowlero
Kingpin Intermediate Holdings LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	9/22/2032	$14,424	$14,315	$14,064	(8)(15)
	First Lien Secured Debt - Corporate Bond	7.25%	10/15/2032	15,305	14,759	14,568	(8)
					29,074	28,632
Lime
Neutron Holdings, Inc.	First Lien Secured Debt - Term Loan	10.00%	9/30/2026	75,000	74,446	75,000	(4)(9)
Peloton
Peloton Interactive, Inc.	First Lien Secured Debt - Term Loan	S+550, 0.00% Floor	5/30/2029	81,787	81,201	83,075	(8)(15)
		Total Leisure Products			$184,721	$186,707

Life Sciences Tools & Services
Cambrex
Cambrex Corp.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	3/5/2032	$116,810	$115,765	$116,810	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	3/5/2032	—	—	—	(4)(12)(33)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	3/6/2032	—	(80)	—	(4)(12)(33)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	3/5/2032	—	(140)	—	(4)(12)(33)
					115,545	116,810
Curia
Curia Global, Inc.	First Lien Secured Debt - Term Loan	S+625 Cash plus 3.25% PIK, 0.00% Floor	12/6/2029	203,172	200,014	199,617	(4)(16)
		Total Life Sciences Tools & Services			$315,559	$316,427

Machinery
Alliance Laundry Systems
Alliance Laundry Systems LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	8/19/2031	$23,841	$23,765	$23,842	(15)
Carlisle Fluid Technologies
LSF12 Donnelly Bidco, LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	10/2/2029	14,700	14,430	14,441	(4)(9)(15)
Charter Next Generation
Charter Next Generation, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.75% Floor	11/29/2030	30,409	30,366	30,533	(15)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
Duravant
Engineered Machinery Holdings, Inc.	First Lien Secured Debt - Term Loan	S+376, 0.75% Floor	5/19/2028	20,107	19,996	20,246	(16)
Husky Technologies
Titan Acquisition Ltd of Canada	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	2/15/2029	75,308	74,676	75,600	(8)(15)(17)
Ideal Tridon
Ideal Components Acquisition, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/30/2032	29,924	29,487	29,475	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	6/30/2032	—	(40)	(82)	(4)(5)(12)(33)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	6/30/2032	—	(66)	(69)	(4)(5)(12)(33)
					29,381	29,324
JPW
JPW Industries Holding Corporation	First Lien Secured Debt - Term Loan	S+588, 2.00% Floor	11/22/2028	113,159	111,218	111,745	(4)(9)(16)
ProMach
Pro Mach Group, Inc.	First Lien Secured Debt - Term Loan	S+275, 1.00% Floor	8/31/2028	33,647	33,679	33,747	(15)
SPX Flow
SPX Flow, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	4/5/2029	1,850	1,850	1,861	(15)
		Total Machinery			$339,361	$341,339

Media
Accelerate360
Accelerate360 Holdings, LLC	First Lien Secured Debt - Term Loan	S+626, 1.00% Floor	2/11/2027	$82,419	$82,419	$82,213	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+626, 1.00% Floor	2/11/2027	24,956	24,956	24,841	(4)(9)(12)(16)(33)
					107,375	107,054
EchoStar Corporation
EchoStar Corporation	First Lien Secured Debt - Corporate Bond	10.75%	11/30/2029	64,979	66,471	71,579	(8)
	First Lien Secured Debt - Corporate Bond	6.75% PIK	11/30/2030	100	99	103	(8)
	First Lien Secured Debt - Convertible Bond	3.88% PIK	11/30/2030	21,100	50,672	51,997	(8)
					117,242	123,679

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
Gannett
Gannett Co., Inc.	First Lien Secured Debt - Convertible Bond	6.00%	12/1/2031	500	526	624	(4)(8)
Gannett Holdings, LLC	First Lien Secured Debt - Term Loan	S+500, 1.50% Floor	10/15/2029	181,037	178,787	180,170	(8)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.50% Floor	10/15/2029	3,649	3,567	3,589	(8)(16)(33)
					182,880	184,383
Material+
Material Holdings, LLC	First Lien Secured Debt - Term Loan	S+610 Cash plus 9.77% PIK, 0.00% Floor	8/19/2027	6,621	6,306	3,013	(4)(16)(30)(33)
	First Lien Secured Debt - Term Loan	10.43% PIK	8/19/2027	1,659	1,578	—	(4)(16)(30)
	First Lien Secured Debt - Delayed Draw	S+600, 0.75% Floor	8/19/2027	—	—	—	(4)(33)
					7,884	3,013
McGraw Hill
McGraw-Hill Education, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	8/6/2031	15,211	15,057	15,234	(8)(15)
OUTFRONT MEDIA CAPITAL L
Outfront Media Capital LLC	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	9/24/2032	4,000	3,995	4,004	(8)(15)
Wasserman Media Group
Wasserman Media Group LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	6/23/2032	7,000	6,966	7,035	(15)
		Total Media			$441,399	$444,402

Multi-Utilities
Congruex
Congruex Group LLC	First Lien Secured Debt - Term Loan	S+165 Cash plus 5.00% PIK, 0.75 Floor	5/3/2029	$30,971	$30,553	$26,326	(9)(16)
		Total Multi-Utilities			$30,553	$26,326

Oil, Gas & Consumable Fuels
AL GCX
AL GCX Fund VIII Holdings LLC	First Lien Secured Debt - Term Loan	S+200, 0.50% Floor	1/30/2032	$8,607	$8,591	$8,604	(15)
AL GCX Holdings, LLC	First Lien Secured Debt - Term Loan	S+200, 0.50% Floor	5/17/2029	13,451	13,431	13,448	(15)
					22,022	22,052
Brookfield Infrastructure Partners
BIP Pipeco Holdings LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	12/6/2030	9,224	9,252	9,240	(16)
CQP
CQP Holdco LP	First Lien Secured Debt - Term Loan	S+200, 0.50% Floor	12/31/2030	32,338	32,373	32,375	(16)
EPIC Crude
EPIC Crude Services, LP	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	10/15/2031	9,772	9,717	9,795	(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
GIP Pilot
GIP Pilot Acquisition Partners, L.P.	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	10/4/2030	1,958	1,970	1,959	(16)
Sempra
BX Frontier Member I LLC	First Lien Secured Debt - Delayed Draw	5.86%	12/31/2060	21,400	21,400	21,400	(4)(8)(33)
		Total Oil, Gas & Consumable Fuels			$96,734	$96,821

Paper & Forest Products
BiOrigin Specialty
Complete Paper Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	2/4/2031	$19,900	$19,627	$19,586	(4)(16)
		Total Paper & Forest Products			$19,627	$19,586

Personal Care Products
Advantice Health
Jazz AH Holdco, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	4/2/2029	$6,984	$6,984	$6,876	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	4/2/2029	118	118	116	(4)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	4/2/2029	380	371	368	(4)(12)(17)(33)
					7,473	7,360
Arcadia
ACP Tara Holdings, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	9/17/2032	22,000	21,945	22,055	(15)
Elida Beauty
PHOENIX YW BUYER, INC.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	5/31/2030	11,184	10,976	10,960	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	5/31/2030	—	(30)	(34)	(4)(5)(9)(12)(33)
					10,946	10,926
Heat Makes Sense
Amika OpCo LLC	First Lien Secured Debt - Term Loan	S+590, 0.75% Floor	7/1/2029	34,387	33,883	34,473	(4)(9)(17)
	First Lien Secured Debt - Term Loan	S+540, 0.75% Floor	7/1/2029	7,891	7,792	7,891	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	7/1/2028	—	(16)	—	(4)(9)(12)(33)
Ishtar Co-Invest-B LP	Common Equity - Stock	N/A	N/A	39 Shares	22		(4)(9)(34)
Oshun Co-Invest-B LP	Common Equity - Stock	N/A	N/A	11 Shares	11		(4)(9)(34)
					41,692	42,364
KDC
KDC/ONE Development Corporation, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	8/15/2028	49,678	49,231	49,851	(15)
PDC Brands
Parfums Holding Company, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	6/27/2030	163,500	162,137	162,274	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	6/27/2029	—	(77)	(77)	(4)(5)(9)(11)(12)(33)
					162,060	162,197

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)		Cost (35)	Fair Value (1)(36)
RoC Skincare
RoC Holdco LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	2/21/2031		25,226	24,807	24,910	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	2/21/2030		—	(65)	(55)	(4)(5)(9)(12)(33)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	2/21/2031		8,314	8,251	8,210	(4)(9)(16)
						32,993	33,065
		Total Personal Care Products				$326,340	$327,818

Pharmaceuticals
Alcresta
Alcresta Holdings, LP	Preferred Equity - Preferred Stocks	N/A	N/A		116 Shares	$116	$133	(4)(9)(34)
	Common Equity - Equity Unit	N/A	N/A		1,176 Shares	1	88	(4)(9)(34)
Alcresta Therapeutics Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	3/12/2030		4,350	4,281	4,350	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	3/31/2030		3,005	2,937	3,005	(4)(9)(12)(16)(33)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	3/31/2029		—	(12)	—	(4)(9)(12)(33)
						7,323	7,576
Avid Bioservices
Space Finco, Inc.	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	2/5/2032		14,856	14,649	14,634	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	2/5/2032		—	(116)	(255)	(4)(5)(12)(33)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	2/5/2031		—	(134)	(150)	(4)(5)(12)(33)
Space Parent, LP	Preferred Equity - Preferred Stocks	N/A	N/A		99,000 Shares	99	99	(4)(8)(34)
	Common Equity - Stock	N/A	N/A		1,000 Shares	1	1	(4)(8)(34)
						14,499	14,329
Catalent
Creek Parent, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/18/2031		201,385	198,156	199,371	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/18/2031		—	(453)	(291)	(4)(5)(9)(12)(33)
						197,703	199,080
Eversana
LSCS Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	3/4/2032		42,036	41,609	41,475	(16)
Karo
Kairos Intermediateco AB	First Lien Secured Debt - Term Loan	E+475, 0.00% Floor	8/26/2032		€66,673	77,149	77,886	(3)(4)(8)(9)(10)(21)
	First Lien Secured Debt - Term Loan	N+475, 0.00% Floor	8/26/2032	Nkr	614,359	60,363	61,254	(3)(4)(8)(9)(10)(29)
	First Lien Secured Debt - Term Loan	SONIA+475, 0.00% Floor	8/26/2032		£43,708	58,626	58,489	(3)(4)(8)(9)(10)(18)
	First Lien Secured Debt - Delayed Draw	E+475, 0.00% Floor	8/26/2032		€—	—	(78)	(3)(4)(5)(8)(9)(10)(33)
						196,138	197,551

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
PAI
Pai Middle Tier, LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	2/13/2032	24,688	24,343	24,402	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	2/13/2032	—	(72)	(61)	(4)(5)(9)(12)(33)
PAI Co-Investor FT Aggregator LLC	Common Equity - Stock	N/A	N/A	100 Shares	100	106	(4)(9)(34)
					24,371	24,447
TerSera Therapeutics
TerSera Therapeutics LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	4/4/2029	16,623	16,355	16,623	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	4/4/2029	—	(20)	—	(4)(9)(12)(33)
					16,335	16,623
		Total Pharmaceuticals			$497,978	$501,081

Professional Services
Alix Partners
AlixPartners, LLP	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	8/12/2032	$10,000	$9,963	$9,944	(15)
BDO USA
BDO USA, P.A.	First Lien Secured Debt - Term Loan	S+500, 2.00% Floor	8/31/2028	192,801	190,333	192,319	(4)(9)(15)
CohnReznick
CohnReznick Advisory LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	3/31/2032	8,100	8,061	8,125	(16)
	First Lien Secured Debt - Delayed Draw	S+400, 0.00% Floor	3/31/2032	—	(9)	—	(12)(33)
					8,052	8,125
EAB
EAB Global, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	8/16/2030	58,904	58,687	57,542	(15)
	First Lien Secured Debt - Revolver	S+300, 0.00% Floor	5/16/2028	—	(33)	(38)	(4)(5)(12)(33)
					58,654	57,504
Escalent
M&M OPCO, LLC	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	4/7/2029	9,238	9,052	9,123	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	4/7/2029	181	172	175	(4)(9)(12)(16)(33)
					9,224	9,298
FGS Global
Kite Bidco Inc.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	11/25/2031	61,788	60,943	60,861	(4)(10)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.00% Floor	9/20/2031	—	(101)	(228)	(4)(5)(10)(33)
					60,842	60,633

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
Grant Thornton Advisors
Grant Thornton Advisors Holdings LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	6/2/2031	52,497	52,384	52,245	(15)
	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	6/2/2031	17,000	17,000	16,995	(15)
					69,384	69,240
Grant Thornton UK
Pacioli UK Midco Limited	First Lien Secured Debt - Term Loan	SONIA+500, 0.00% Floor	4/14/2032	£109,980	142,622	145,324	(3)(4)(8)(9)(10)(18)
Kroll
Deerfield Dakota Holding, LLC	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	9/12/2032	104,686	103,639	103,639	(4)(16)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	9/12/2032	—	(98)	(98)	(4)(5)(12)(33)
					103,541	103,541
Legends
Legends Hospitality Holding Company, LLC	First Lien Secured Debt - Term Loan	S+275 Cash plus 2.75% PIK, 0.75% Floor	8/22/2031	100,002	98,299	99,002	(4)(9)(10)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/22/2031	3,564	3,483	3,507	(4)(9)(12)(15)(16)(33)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/22/2030	1,153	962	1,037	(4)(9)(12)(15)(33)
					102,744	103,546
VFS Global
Speed Midco 3 S.A R.L.	First Lien Secured Debt - Term Loan	E+495, 0.00% Floor	5/16/2029	€115,020	123,134	135,039	(3)(4)(8)(9)(20)
	First Lien Secured Debt - Term Loan	S+495, 0.00% Floor	5/16/2029	59,979	59,924	59,379	(4)(8)(9)(10)(16)
	First Lien Secured Debt - Term Loan	SONIA+495, 0.00% Floor	5/16/2029	£31,767	40,229	42,724	(3)(4)(8)(9)(18)
	First Lien Secured Debt - Term Loan	S+495, 0.00% Floor	9/22/2032	12,500	12,469	12,508	(8)(9)(15)
					235,756	249,650
Waystone
Sigma Irish Acquico Limited	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	3/19/2032	€67,460	72,152	78,608	(3)(4)(8)(10)(20)
	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	3/19/2032	70,821	69,485	70,290	(4)(8)(10)(14)
	First Lien Secured Debt - Delayed Draw	S+525, 0.00% Floor	3/19/2032	8,057	7,749	7,872	(4)(8)(10)(12)(16)(33)
					149,386	156,770
		Total Professional Services			$1,140,501	$1,165,894

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
Real Estate Management & Development
3Phase Elevator
Polyphase Elevator Holding Company	First Lien Secured Debt - Term Loan	S+610, 1.00% Floor	6/23/2027	$3,572	$3,572	$3,197	(4)(16)
Associa
Associations Inc.	First Lien Secured Debt - Term Loan	S+676, 1.00% Floor	7/2/2028	21,370	21,348	21,316	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+676, 1.00% Floor	7/2/2028	965	953	949	(4)(16)(33)
	First Lien Secured Debt - Revolver	S+676, 1.00% Floor	7/2/2028	—	(1)	—	(4)(12)(33)
					22,300	22,265
Pritchard Industries
Pritchard Industries, LLC	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	10/13/2027	6,272	6,272	6,225	(4)(16)
		Total Real Estate Management & Development			$32,144	$31,687

Software
Accela
Accela, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	9/3/2030	$18,194	$17,913	$18,194	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+600, 0.75% Floor	9/3/2030	—	(24)	—	(4)(9)(12)(33)
					17,889	18,194
Access Group
Armstrong Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	6/28/2029	£27,600	33,132	35,449	(3)(4)(8)(18)
	First Lien Secured Debt - Delayed Draw	SONIA+525, 0.00% Floor	6/28/2029	£14,400	17,301	18,495	(3)(4)(8)(18)
					50,433	53,944
Alteryx
Azurite Intermediate Holdings, Inc.	First Lien Secured Debt - Term Loan	S+600, 0.75% Floor	3/19/2031	20,144	19,890	20,093	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+600, 0.75% Floor	3/19/2031	45,781	45,214	45,667	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	3/19/2031	—	(86)	(18)	(4)(5)(9)(12)(33)
					65,018	65,742
Anaplan
Anaplan, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	6/21/2029	238,511	238,511	238,511	(4)(16)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	6/21/2028	—	—	—	(4)(12)(33)
					238,511	238,511

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
Avalara
Avalara, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	3/26/2032	53,554	53,282	53,635	(16)
Avetta
Artifact Bidco, Inc.	First Lien Secured Debt - Term Loan	S+425, 0.50% Floor	7/28/2031	63,399	62,848	63,399	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+425, 0.50% Floor	7/28/2031	—	(65)	—	(4)(9)(12)(33)
	First Lien Secured Debt - Revolver	S+425, 0.50% Floor	7/26/2030	—	(89)	—	(4)(9)(12)(33)
					62,694	63,399
Beeline
IQN Holding Corp.	First Lien Secured Debt - Term Loan	S+575 Cash plus 3.13% PIK, 0.75% Floor	5/2/2029	70,517	70,235	69,900	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	5/2/2028	2,042	2,023	2,005	(4)(9)(12)(16)(33)
					72,258	71,905
BMC Software
Boxer Parent Company Inc.	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	7/30/2031	33,161	33,114	33,145	(16)
Certinia
Certinia Inc	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	8/3/2029	60,476	59,547	60,022	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	8/3/2029	—	(78)	(30)	(4)(5)(9)(12)(33)
					59,469	59,992
CINC Systems
1475 Holdings, LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	1/18/2030	6,254	6,173	6,215	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+575, 0.75% Floor	1/18/2030	—	(15)	(7)	(4)(5)(9)(12)(33)
					6,158	6,208
Citrix
Cloud Software Group, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	8/13/2032	13,711	13,725	13,769	(16)
	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	3/21/2031	11,688	11,586	11,745	(16)
					25,311	25,514
Clanwilliam
Tribe Bidco Limited	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	7/28/2032	€53,893	62,384	62,407	(3)(4)(8)(10)(20)
	First Lien Secured Debt - Delayed Draw	E+525, 0.00% Floor	7/28/2032	€—	(404)	—	(3)(4)(8)(10)(12)(33)
	First Lien Secured Debt - Revolver	E+525, 0.00% Floor	1/28/2032	€233	108	273	(3)(4)(8)(10)(12)(20)(33)
					62,088	62,681
Cohesity
Clover Holdings 2, LLC	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	12/9/2031	35,411	34,959	35,489	(15)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)		Cost (35)	Fair Value (1)(36)
CompTIA
Endor Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	1/9/2032		37,500	37,154	37,125	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	1/9/2032		—	(38)	(84)	(4)(5)(9)(12)(33)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	1/9/2032		—	(37)	(42)	(4)(5)(9)(12)(33)
						37,079	36,999
Couchbase
Cascade Intermediate II, Inc.	First Lien Secured Debt - Term Loan	13.00%	9/24/2033		22,942	22,484	22,484	(4)
Cascade Parent Inc.	First Lien Secured Debt - Term Loan	S+575, 0.50% Floor	9/24/2031		152,685	150,395	150,395	(4)(15)
	First Lien Secured Debt - Revolver	S+575, 0.50% Floor	9/24/2030		—	(204)	(204)	(4)(5)(12)(33)
						172,675	172,675
Coupa Software
Coupa Software Incorporated	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	2/27/2030		54,593	53,620	55,139	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	2/27/2030		—	(40)	—	(4)(9)(12)(33)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	2/27/2029		—	(54)	—	(4)(9)(12)(33)
						53,526	55,139
Databricks
Databricks, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	1/3/2031		124,873	124,325	126,122	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+450, 0.00% Floor	1/3/2031		—	(10)	—	(4)(12)(33)
						124,315	126,122
Entrata
Entrata Inc	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	9/30/2032		9,000	8,978	9,034	(15)
Everbridge
Everbridge Holdings, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	7/2/2031		61,020	60,756	61,631	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	7/2/2031		5,980	5,948	6,040	(4)(9)(12)(16)(33)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	7/2/2031		—	(25)	—	(4)(9)(12)(33)
						66,679	67,671
Fortnox
OMEGA II AB	First Lien Secured Debt - Term Loan	STIBOR+475, 0.00% Floor	6/18/2032	Skr	658,611	67,819	69,608	(3)(4)(8)(10)(23)
	First Lien Secured Debt - Delayed Draw	STIBOR+475, 0.00% Floor	6/18/2032	Skr	—	(44)	(95)	(3)(4)(5)(8)(10)(12)(33)
						67,775	69,513

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
G2CI
Evergreen IX Borrower 2023, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/30/2030	121,868	119,844	121,868	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/1/2029	—	(169)	—	(4)(9)(12)(33)
					119,675	121,868
GTreasury
G Treasury SS LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	6/29/2029	8,571	8,453	8,464	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	6/29/2029	4,500	4,448	4,384	(4)(9)(12)(16)(33)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	6/29/2029	571	544	545	(4)(9)(12)(16)(33)
					13,445	13,393
HHAeXchange
Homecare Software Solutions LLC	First Lien Secured Debt - Term Loan	S+263 Cash plus 2.93% PIK, 0.00% Floor	6/14/2031	77,123	77,123	77,123	(4)(15)
Infoblox
Delta Topco, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	11/30/2029	26,180	26,178	25,930	(16)
Instem
Ichor Management Limited	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	12/7/2029	9,116	8,943	8,843	(4)(8)(9)(17)
	First Lien Secured Debt - Delayed Draw	SONIA+575, 1.00% Floor	12/7/2029	£3,069	3,815	4,004	(3)(4)(8)(9)(18)(33)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	12/7/2029	£1,344	1,640	1,748	(3)(4)(8)(9)(12)(17)(33)
					14,398	14,595
Iris Software
Elements Finco Limited	First Lien Secured Debt - Term Loan	SONIA+300 Cash plus 2.25% PIK, 0.00% Floor	12/19/2031	£32,543	40,948	43,329	(3)(4)(8)(10)(18)
JD Power
Project Boost Purchaser, LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	7/16/2031	14,888	14,887	14,863	(16)
Medallia
Medallia, Inc.	First Lien Secured Debt - Term Loan	S+660 Cash plus 4.00% PIK, 0.75% Floor	10/29/2028	40,830	40,376	31,566	(4)(9)(17)
M-Files
MetaTiedot Midco S.à r.l.	First Lien Secured Debt - Term Loan	E+550, 0.75% Floor	11/27/2031	€21,178	22,073	24,864	(3)(4)(8)(20)
	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	11/27/2031	15,859	15,643	15,740	(4)(8)(16)
	First Lien Secured Debt - Delayed Draw	E+550, 0.75% Floor	11/27/2031	€171	134	201	(3)(4)(8)(12)(20)(33)
	First Lien Secured Debt - Revolver	E+550, 0.75% Floor	11/27/2030	€—	(63)	(50)	(3)(4)(5)(8)(12)(33)
					37,787	40,755
Mitchell
Mitchell International, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	6/17/2031	50,055	49,847	50,065	(15)
mPulse
mPulse Mobile, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	8/26/2032	32,308	31,989	31,985	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	8/26/2032	—	(15)	(15)	(4)(5)(12)(33)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	8/26/2032	—	(46)	(46)	(4)(5)(12)(33)
					31,928	31,924

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)		Cost (35)	Fair Value (1)(36)
MYOB
MYOB US Borrower LLC	First Lien Secured Debt - Term Loan	BBSW+575 Cash plus 3.00% PIK, 0.75% Floor	6/6/2030	A$	154,988	99,279	101,017	(3)(4)(8)(9)(10)(25)
New Relic
Crewline Buyer, Inc.	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	11/8/2030		66,900	65,507	66,900	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	11/8/2030		—	(80)	—	(4)(9)(12)(33)
						65,427	66,900
Paessler
Blitz 24-34 GmbH	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	5/3/2031		47,304	46,902	47,068	(4)(8)(16)
	First Lien Secured Debt - Delayed Draw	S+600, 1.00% Floor	5/3/2030		—	(28)	(35)	(4)(5)(8)(12)(33)
						46,874	47,033
Ping Identity
Ping Identity Holding Corp.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	10/17/2029		38,298	37,927	38,298	(4)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/17/2028		—	(29)	—	(4)(12)(33)
						37,898	38,298
Proofpoint
Proofpoint, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	8/31/2028		27,815	27,740	27,959	(15)
Qlik
Project Alpha Intermediate Holding, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	10/26/2030		31	31	31	(16)
Qualtrics
Quartz Acquireco, LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	6/28/2030		30,295	30,148	30,270	(16)
Quorum
QBS Parent, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	6/3/2032		158,720	157,994	157,926	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	6/3/2032		—	—	(109)	(4)(5)(9)(33)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	6/3/2032		—	(86)	(96)	(4)(5)(9)(11)(12)(33)
						157,908	157,721
RealPage
RealPage, Inc.	First Lien Secured Debt - Term Loan	S+375, 0.50% Floor	4/24/2028		17,910	17,836	17,990	(16)
Redwood
Runway Bidco, LLC	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	12/17/2031		166,314	164,790	164,650	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	12/17/2031		—	(185)	(415)	(4)(5)(12)(33)
	First Lien Secured Debt - Revolver	S+500, 0.50% Floor	12/17/2031		—	(185)	(208)	(4)(5)(12)(33)
						164,420	164,027

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
Relativity
Relativity ODA LLC	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	5/12/2029	29,262	28,823	29,116	(4)(15)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	5/12/2029	—	(36)	(13)	(4)(5)(12)(33)
					28,787	29,103
Solera
Polaris Newco, LLC	First Lien Secured Debt - Term Loan	S+426, 0.50% Floor	6/2/2028	53,401	53,006	51,581	(16)
Storable
Storable Inc	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	4/16/2031	23,631	23,541	23,740	(15)
Sunfire
Spark Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	4/1/2031	8,562	8,417	8,605	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	4/1/2030	—	(21)	—	(4)(9)(12)(33)
					8,396	8,605
Uniguest
Uniguest Holdings, Inc	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/27/2030	48,286	47,642	47,649	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/27/2030	—	(121)	(247)	(4)(5)(12)(33)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/27/2030	—	(60)	(61)	(4)(5)(12)(33)
					47,461	47,341
Veeam Software
VS Buyer, LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	4/12/2031	27,018	26,940	27,034	(15)(16)
Verscend
Cotiviti, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	3/26/2032	47,880	47,290	47,102	(15)
	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	5/1/2031	39,427	39,316	38,802	(15)
					86,606	85,904
VIP
Vamos Bidco, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	1/30/2032	66,661	66,043	65,995	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	1/30/2032	—	(126)	(278)	(4)(5)(12)(33)
	First Lien Secured Debt - Revolver	P+475, 0.50% Floor	1/30/2032	2,785	2,709	2,701	(4)(12)(16)(24)(33)
					68,626	68,418
X.AI
X.AI LLC	First Lien Secured Debt - Term Loan	12.50%	6/28/2030	27,182	27,198	28,245
	First Lien Secured Debt - Corporate Bond	12.50%	6/30/2030	24,000	24,000	25,215
					51,198	53,460

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
Zafin
Zafin Labs Americas Incorporated	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	2/14/2031	12,500	12,328	12,360	(4)(8)(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	2/14/2031	—	(34)	(28)	(4)(5)(8)(9)(12)(33)
					12,294	12,332
Zendesk
Zendesk, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	11/22/2028	144,339	142,649	143,978	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	11/22/2028	11,089	10,817	11,000	(4)(9)(12)(16)(33)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	11/22/2028	—	(154)	(37)	(4)(5)(9)(12)(33)
					153,312	154,941
		Total Software			$2,986,531	$3,004,628

Special Purpose Entity
48forty Solutions
Alpine Acquisition Corp II	First Lien Secured Debt - Term Loan	S+615 Cash plus 1.24% PIK, 1.00% Floor	11/30/2029	$7,571	$7,275	$3,786	(4)(16)(30)
		Total Special Purpose Entity			$7,275	$3,786

Specialty Retail
CONSTELLATION AUTOMOTIVE
BBD Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+625, 0.00% Floor	3/21/2031	£21,455	$27,460	$28,855	(3)(4)(8)(10)(18)
	First Lien Secured Debt - Term Loan	E+625, 0.00% Floor	4/3/2031	€8,869	9,489	10,517	(3)(4)(8)(10)(20)
					36,949	39,372
EG Group
EG America, LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	2/7/2028	10,028	9,982	10,099	(8)(16)
EG Finco Ltd	First Lien Secured Debt - Term Loan	E+388, 0.00% Floor	2/7/2028	€9,975	11,594	11,821	(3)(8)(10)(21)
EG Global Finance PLC	First Lien Secured Debt - Corporate Bond	S+750, 0.50% Floor	11/30/2028	118,022	114,961	125,988	(4)(8)(14)
	First Lien Secured Debt - Corporate Bond	12.00%	11/30/2028	8,380	8,927	9,233	(8)
					145,464	157,141
Golden Hippo
Altern Marketing, LLC	First Lien Secured Debt - Term Loan	S+500, 2.00% Floor	6/13/2028	55,942	55,548	56,081	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+500, 2.00% Floor	6/13/2028	—	(105)	—	(4)(9)(12)(33)
					55,443	56,081

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)		Cost (35)	Fair Value (1)(36)
Kaseya
Kaseya Inc	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	3/20/2032		24,875	24,761	24,940	(15)
	First Lien Secured Debt - Revolver	S+325, 0.00% Floor	3/20/2030		—	(11)	(14)	(5)(12)(33)
						24,750	24,926
PetSmart
PetSmart LLC	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	8/18/2032		18,746	18,565	18,488	(15)
S&S
S&S Holdings LLC	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	10/1/2031		58,314	57,212	56,710	(15)
Savers
Evergreen Acqco 1 LP	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	9/17/2032		9,679	9,631	9,699	(8)(16)
Skechers
Beach Acquisition Bidco LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	9/12/2032		14,000	13,965	14,085	(8)(15)
Tailored Brands
The Men's Wearhouse, LLC	First Lien Secured Debt - Term Loan	S+575, 0.00% Floor	2/26/2029		52,142	51,089	52,446	(16)
Varsity Brands
Varsity Brands, LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	8/26/2031		67,331	66,916	67,424	(9)(16)
		Total Specialty Retail				$479,984	$496,372

Technology Hardware, Storage & Peripherals
Biamp
Biamp	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	4/30/2030		$41,340	$40,669	$40,443	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	4/30/2030		—	(92)	(130)	(4)(5)(9)(12)(33)
						40,577	40,313
Citation Group
Rocket Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+475, 0.00% Floor	1/15/2032		£85,925	104,229	116,717	(3)(4)(8)(10)(18)
	First Lien Secured Debt - Delayed Draw	SONIA+475, 0.00% Floor	1/15/2032		£5,983	7,386	8,128	(3)(4)(8)(10)(18)(33)
						111,615	124,845
Forterro
Yellow Castle AB	First Lien Secured Debt - Term Loan	E+475 Cash plus 7.47% PIK, 0.00% Floor	7/9/2029		€10,049	10,089	11,768	(3)(4)(8)(9)(21)
	First Lien Secured Debt - Term Loan	SARON+475 Cash plus 5.46% PIK, 0.00% Floor	7/9/2029	₣	3,353	3,404	4,201	(3)(4)(8)(9)(22)
	First Lien Secured Debt - Term Loan	STIBOR+475 Cash plus 6.85% PIK, 0.00% Floor	7/9/2029	Skr	35,658	3,337	3,778	(3)(4)(8)(9)(23)
	First Lien Secured Debt - Term Loan	SONIA+475 Cash plus 4.75% PIK, 0.00% Floor	7/9/2029		£55	74	74	(3)(4)(8)(9)(18)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)		Cost (35)	Fair Value (1)(36)
	First Lien Secured Debt - Term Loan	SARON+475 Cash plus 4.75% PIK, 0.00% Floor	7/9/2029	₣	9	11	11	(3)(4)(8)(9)(22)
	First Lien Secured Debt - Delayed Draw	E+475 Cash plus 8.63% PIK	7/9/2029		€35,427	37,405	41,474	(3)(4)(8)(9)(21)(33)
						54,320	61,306
Service Express
VICTORS PURCHASER, LLC	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	8/15/2031		78,727	78,036	77,940	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	8/15/2031		4,070	3,956	3,882	(4)(12)(16)(33)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	8/15/2031		—	(54)	(108)	(3)(4)(5)(12)(33)
						81,938	81,714
		Total Technology Hardware, Storage & Peripherals				$288,450	$308,178

Textiles, Apparel & Luxury Goods
Authentic Brands
ABG Intermediate Holdings 2 LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	12/21/2028		$57,684	$57,441	$57,643	(15)
	First Lien Secured Debt - Delayed Draw	S+225, 0.00% Floor	2/13/2032		29,242	29,174	29,236	(15)
						86,615	86,879
Gruppo Florence
Made in Italy 2 S.P.A.	First Lien Secured Debt - Corporate Bond	E+675, 0.00% Floor	10/17/2030		€74,500	77,261	79,157	(3)(4)(8)(9)(21)
Iconix Brand Group
IBG Borrower LLC	First Lien Secured Debt - Term Loan	S+515, 1.00% Floor	8/22/2029		136,359	134,924	134,996	(4)(9)(16)
		Total Textiles, Apparel & Luxury Goods				$298,800	$301,032

Trading Companies & Distributors
Foundation Building Materials
Foundation Building Materials, Inc.	First Lien Secured Debt - Term Loan	S+351, 0.50% Floor	1/31/2028		$38,706	$38,070	$38,798	(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)	Cost (35)	Fair Value (1)(36)
Meritus Gas Partners
MGP Holdings III Corp.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	3/1/2030	$28,268	$27,840	$27,845	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	3/1/2030	9,705	9,561	9,528	(4)(9)(12)(16)(33)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	3/1/2030	916	887	887	(4)(9)(12)(16)(33)
					38,288	38,260
ORS Nasco
WC ORS Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	8/7/2031	96,454	95,161	95,007	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/7/2031	14,294	14,109	14,080	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+400, 0.75% Floor	8/7/2031	4,017	3,834	3,802	(4)(9)(12)(16)(33)
WC ORS Holdings, L.P.	Common Equity - Limited Partnership	N/A	N/A	90,443 Shares	90	132	(4)(9)(34)
					113,194	113,021
		Total Trading Companies & Distributors			$189,552	$190,079

Transportation Infrastructure
Alliance Ground International
AGI-CFI Holdings, Inc.	First Lien Secured Debt - Term Loan	S+490, 0.75% Floor	6/11/2027	$18,039	$17,957	$17,949	(4)(16)(17)

Amey
Project Ardent Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+550, 0.00% Floor	11/12/2031	£125,385	156,976	165,679	(3)(4)(8)(10)(18)
Eagle Railcar
Elk Bidco, Inc	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	6/14/2032	112,659	112,114	113,786	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	6/14/2032	—	(59)	—	(4)(12)(33)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	6/14/2032	—	(106)	—	(4)(12)(33)
					111,949	113,786
GAT
GAT-Airline Ground Support Inc	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	5/9/2029	15,048	14,874	14,935	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	5/9/2029	2,369	2,328	2,334	(4)(9)(12)(16)(33)
	First Lien Secured Debt - Revolver	P+525, 1.00% Floor	5/9/2029	476	450	458	(4)(9)(12)(16)(24)(33)
					17,652	17,727
GSI
Geotechnical Merger Sub, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	10/15/2031	67,411	66,806	67,242	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	10/15/2031	12,234	12,071	12,171	(4)(9)(12)(16)(33)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/15/2031	2,185	2,103	2,161	(4)(9)(12)(16)(33)
					80,980	81,574

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company (32)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares (3)		Cost (35)	Fair Value (1)(36)
NARS
North American Rail Solutions LLC	First Lien Secured Debt - Term Loan	C+475, 1.00% Floor	8/29/2031	C$	39,061	28,161	27,787	(3)(4)(26)
	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	8/29/2031		8,750	8,664	8,663	(4)(16)
	First Lien Secured Debt - Delayed Draw	C+475, 1.00% Floor	8/29/2031	C$	—	(9)	(9)	(3)(4)(5)(12)(26)(33)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	8/29/2031		—	(11)	(11)	(4)(5)(12)(33)
	First Lien Secured Debt - Revolver	C+475, 1.00% Floor	8/29/2031	C$	1,414	981	967	(3)(4)(12)(26)(33)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	8/29/2031		381	366	366	(4)(12)(16)(33)
						38,152	37,763
Signature Aviation
Brown Group Holding, LLC	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	7/1/2031		14,925	14,871	14,968	(15)(16)
		Total Transportation Infrastructure				$438,537	$449,446

Wireless Telecommunication Services
Consumer Cellular
CCI Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	5/13/2032		$94,766	$93,856	$95,239	(4)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	5/13/2032		—	(52)	—	(4)(12)(33)
		Total Wireless Telecommunication Services				$93,804	$95,239

		Total Investments before Cash Equivalents				$22,294,362	$22,491,891	(2)(6)(32)
Goldman Sachs Financial Square Government Fund Institutional		N/A	N/A		$57,439	$57,439	$57,439	(7)
State Street Institutional U.S. Government Money Market Fund Opportunity		N/A	N/A		350,000	350,000	350,000	(7)
		Total Investments after Cash Equivalents				$22,701,801	$22,899,330

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Derivative Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Footnote Reference
Interest rate swap (a)	6.90%	S+270	4/13/2029	$325,000	Note 5
Interest rate swap (a)	6.70%	S+280	7/29/2031	$300,000	Note 5
Interest rate swap (a)	6.35%	S+239	7/29/2031	$400,000	Note 5
Interest rate swap (a)	4.02%	3M SOFR	12/21/2025	$62,000	Note 5
Interest rate swap (a)	3.97%	3M SOFR	1/19/2026	$38,000	Note 5
Interest rate swap (a)	3.67%	3M SOFR	12/21/2027	$82,000	Note 5
Interest rate swap (a)	3.65%	3M SOFR	1/19/2028	$18,000	Note 5
Interest rate swap (b)	7.02%	ESTR+372	9/28/2026	€90,000	Note 5
Interest rate swap (a)	6.90%	S+271	4/13/2029	$325,000	Note 5
Interest rate swap (a)	5.86%	S+267	4/13/2029	$350,000	Note 5
Interest rate swap (a)	6.70%	S+280	7/29/2031	$300,000	Note 5
Interest rate swap (a)	8.54%	S+418	9/28/2026	$226,000	Note 5
Interest rate swap (a)	8.62%	S+456	9/28/2028	$325,000	Note 5
Interest rate swap (a)	6.55%	S+218	3/15/2032	$500,000	Note 5
Interest rate swap (a)	5.88%	3M SOFR + 220.7	8/30/2030	$400,000	Note 5

Derivative Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Footnote Reference
Currency swap (c)	S+45.5	KRW-CD 91D	5/12/2026	$81,450	Note 5
Currency swap (c)	S+46.4	KRW-CD 91D	5/12/2026	$60,988	Note 5

(a) Bears interest at a rate determined by three-month SOFR (as defined below). The interest rate locked two business days prior to settlement of the interest rate swaps. The three-month SOFR is 3.98% on September 30, 2025.

(b) Bears interest at a rate determined by 1 day Euro Short Term Rate. The interest rate locked two business days prior to settlement of the interest rate swaps. The 1 day Euro Short Term Rate ("ESTRON") is 1.92% on September 30, 2025.

(c) Bears interest at a rate determined by SOFR and three-month Korean InterBank Offered Rate ("KORIBOR"). The interest rates locked two business days and one business day for SOFR and three-month KORIBOR, respectively, prior to settlement of the currency swaps. The SOFR and the three-month KORIBOR are 4.24% and 2.54%, respectively, on September 30, 2025.

Derivative Instrument	Settlement Date	Notional amount to be purchased		Notional amount to be sold		Footnote Reference
Foreign currency forward contract	12/17/2025		$322,288	A$	489,455	Note 5
Foreign currency forward contract	12/17/2025	A$	2,617		$1,729	Note 5
Foreign currency forward contract	12/17/2025		$45,139	C$	62,146	Note 5
Foreign currency forward contract	12/17/2025		$5,735	₣	4,513	Note 5
Foreign currency forward contract	12/17/2025	₣	90		$115	Note 5
Foreign currency forward contract	12/17/2025		$1,367,491		€1,161,020	Note 5
Foreign currency forward contract	12/17/2025		$1,878,296		£1,389,882	Note 5
Foreign currency forward contract	12/17/2025		$15,505		¥2,258,362	Note 5
Foreign currency forward contract	12/17/2025		$62,111	Nkr	619,731	Note 5
Foreign currency forward contract	12/17/2025		$74,815	Skr	698,072	Note 5

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

(1)
Fair value is determined in good faith by or under the direction of the Board of Trustees of the Company (the "Board") (See Note 2 to the consolidated financial statements).
(2)
Aggregate gross unrealized gain and loss for federal income tax purposes are $164,834 and $(172,616), respectively. Net unrealized loss is $(7,782) based on a total tax cost of $22,499,673.
(3)
Par amount is denominated in USD unless otherwise noted, British Pound (“£”), Australian Dollar (“A$”), Canadian Dollar ("C$"), European Euro (“€”), Japanese Yen (“¥”), South Korean Won ("₩"), Swedish Krona (“Skr”), Swiss Franc (“₣”), and Norweigian Krone ("Nkr"). Par amount represents funded commitments. See Note 33 in the Consolidated Schedule of Investments and Note 8 to the consolidated financial statements for further information on undrawn revolving and delayed draw loan commitments, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies.
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
(8)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (the "1940 Act"). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2025, non-qualifying assets represented approximately 28.48% of the total assets of the Company.
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
(11)
As of September 30, 2025, there were letters of credit issued and outstanding through the Company under this senior secured facility.
(12)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.
(13)
Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (which can include but is not limited to the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period, and may be subject to interest floors.
(14)
The interest rate on these loans is subject to SOFR, which as of September 30, 2025 was 4.24%.
(15)
The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2025 was 4.13%.
(16)
The interest rate on these loans is subject to 3 months SOFR, which as of September 30, 2025 was 3.98%.
(17)
The interest rate on these loans is subject to 6 months SOFR, which as of September 30, 2025 was 3.85%.
(18)
The interest rate on these loans is subject to SONIA, which as of September 30, 2025 was 3.97%.
(19)
The interest rate on these loans is subject to 3 months KORIBOR ("K"), which as of September 30, 2025 was 2.54%.
(20)
The interest rate on these loans is subject to 3 months EURIBOR ("E"), which as of September 30, 2025 was 2.03%.
(21)
The interest rate on these loans is subject to 6 months EURIBOR, which as of September 30, 2025 was 2.10%.
(22)
The interest rate on these loans is subject to Swiss Average Rate Overnight ("SARON"), which as of September 30, 2025 was -0.05%.
(23)
The interest rate on these loans is subject to 6 months Stockholm Interbank Offered Rate ("STIBOR"), which as of September 30, 2025 was 2.08%.
(24)
The interest rate on these loans is subject to Prime Rate ("P"), which as of September 30, 2025 was 7.25%.
(25)
The interest rate on this loan is subject to the 3 month Australia Bank Bill Swap Rate ("BBSW"), which as of September 30, 2025 was 3.58%.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

(26)
The interest rate on these loans is subject to 1 month Canadian Overnight Repo Rate Average ("CORRA" or "C"), which as of September 30, 2025 was 2.54%
(27)
The interest rate on these loans is subject to 3 month CORRA, which as of September 30, 2025 was 2.45%.
(28)
The interest rate on these loans is subject to 3 month Japan Tokyo Overnight Average Rate ("TONAR" or "T"), which as of September 30, 2025 was 0.48%.
(29)
The interest rate on these loans is subject to 3 month Norwegian Overnight Weighted Average Rate ("NIBOR" or "NOK"), which as of September 30, 2025 was 4.13%.
(30)
Loan was on non-accrual status as of September 30, 2025. Heubach Holdings USA LLC has a maturity date prior to the end of the current period. The portfolio company has filed for insolvency in certain jurisdictions and has begun a sales process for all or part of the portfolio company.
(31)
Treace Medical Concepts, Inc. is subject to an interest rate cap. The investment is capped at the lesser of stated interest rate and 3.00% plus the applicable margin.
(32)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of September 30, 2025, all of the Company's investments were non-controlled and non-affiliated.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

(33) As of September 30, 2025, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
1475 Holdings, LLC	$1,071	$—	$1,071	$—	$—	$1,071
Accel International Holdings, LLC	32,173	—	32,173	—	—	32,173
Accela, Inc.	1,714	—	1,714	—	—	1,714
Accelerate360 Holdings, LLC	45,960	(24,956)	21,004	21,004	—	—
Accelevation LLC	5,478	(385)	5,094	—	—	5,094
Accommodations Plus Technologies LLC	11,367	—	11,367	—	—	11,367
Acentra Holdings, LLC (fka CNSI Holdings, LLC)	11,450	—	11,450	—	—	11,450
ACP Avenu Buyer, LLC	15,645	—	15,645	—	—	15,645
Actium Midco 3 (UK) Limited*	9,898	—	9,898	—	—	9,898
Advarra Holdings, Inc.	12,380	—	12,380	—	—	12,380
Alcresta Therapeutics Inc.	2,226	—	2,226	—	—	2,226
All Star Recruiting Locums, LLC	1,304	(326)	978	—	—	978
Altern Marketing, LLC	9,800	—	9,800	—	—	9,800
AMCP Clean Acqusition Company, LLC	59,912	—	59,912	—	—	59,912
American Restoration Holdings, LLC	12,741	(1,782)	10,959	—	—	10,959
Amika OpCo LLC (f/k/a Heat Makes Sense Shared Services, LLC)	1,617	—	1,617	—	—	1,617
Anaplan, Inc.	11,917	—	11,917	—	—	11,917
Arcwood Environmental, Inc. (f/k/a Heritage Environmental Services, Inc.)	19,890	—	19,890	—	—	19,890
Artifact Bidco, Inc.	26,601	—	26,601	—	—	26,601
Associations Inc.	6,388	—	6,388	—	—	6,388
AVSC Holding Corp.	21,651	—	21,651	—	—	21,651
Azurite Intermediate Holdings, Inc.	7,325	—	7,325	—	—	7,325
BGIF IV Fearless Utility Services, Inc.	72,604	—	72,604	—	—	72,604
Biamp	6,000	—	6,000	—	—	6,000
Bingo Group Buyer, Inc.	2,990	(63)	2,927	—	—	2,927
Blitz 24-34 GmbH	7,097	—	7,097	—	—	7,097
Bullcave Limited	3,947	(2,632)	1,316	—	—	1,316
BX Frontier Member I LLC	19,094	—	19,094	—	—	19,094
Cambrex Corp.	65,370	—	65,370	—	—	65,370
Camin Cargo Control Holdings, Inc.	8,074	(3,485)	4,589	—	—	4,589

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Cascade Parent Inc.	$13,572	$—	$13,572	$—	$—	$13,572
CCI Buyer, Inc.	5,534	—	5,534	—	—	5,534
Certinia Inc (FinancialForce.com)	4,039	—	4,039	—	—	4,039
Channelside AcquisitionCo, Inc. (fka Gruden Acquisition, Inc.)	8,464	—	8,464	—	548	7,916
CI (MG) GROUP, LLC	12,238	(1,216)	11,022	—	—	11,022
CI (Quercus) Intermediate Holdings, LLC	12,273	(114)	12,159	—	—	12,159
CircusTrix Holdings LLC	806	—	806	—	—	806
Coding Solutions Acquisition Inc	10,058	—	10,058	—	—	10,058
CohnReznick Advisory LLC	1,880	—	1,880	—	—	1,880
Coretrust Purchasing Group LLC (HPG Enterprises LLC)	12,632	—	12,632	—	—	12,632
Coupa Software Incorporated	8,716	—	8,716	—	—	8,716
Creek Parent, Inc.	29,103	—	29,103	—	—	29,103
Crete PA Holdco, LLC	17,442	—	17,442	—	—	17,442
Crewline Buyer, Inc.	4,365	—	4,365	—	—	4,365
Crunch Fitness Merger Sub, LLC	23,555	—	23,555	—	—	23,555
CSC Holdings, LLC	85,100	(73,064)	12,036	—	—	12,036
CT Technologies Intermediate Holdings (Topco), Inc.	35,082	—	35,082	—	—	35,082
Databricks, Inc.	27,627	—	27,627	—	—	27,627
Deerfield Dakota Holding, LLC	9,814	—	9,814	—	—	9,814
DRS Holdings III, Inc.	1,341	—	1,341	—	—	1,341
EAB Global, Inc.	7,500	—	7,500	—	—	7,500
Eagle Purchaser, Inc.	4,064	(4,064)	—	—	—	—
Eclipse Buyer, Inc.	5,809	—	5,809	—	—	5,809
EHC Holdings Holdco Limited*	29,050	—	29,050	—	—	29,050
Electron BidCo Inc. (dba ExamWorks)	27,000	—	27,000	—	—	27,000
Elk Bidco, Inc	44,594	—	44,594	—	23,471	21,124
Endor Purchaser, Inc.	12,531	—	12,531	—	—	12,531
ERC Topco Holdings, LLC	2,135	(1,601)	534	—	—	534
Everbridge Holdings, LLC	15,493	—	15,493	—	—	15,493
Evergreen IX Borrower 2023, LLC	10,071	—	10,071	—	—	10,071
Evoriel*	1,754	—	1,754	—	—	1,754
ExactCare Parent, Inc.	4,426	—	4,426	—	—	4,426

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Excelligence Learning Corporation	$13,562	$(2,034)	$11,527	$—	$—	$11,527
FINANCIERE ASTEK*	329	—	329	—	—	329
G Treasury SS LLC	6,929	(571)	6,357	—	—	6,357
G&A Partners Holding Company II, LLC	5,810	—	5,810	—	—	5,810
Galway Borrower LLC	5,816	(632)	5,184	—	—	5,184
Gannett Holdings, LLC	8,795	—	8,795	—	—	8,795
GAT-Airline Ground Support Inc	4,782	(476)	4,306	—	—	4,306
Gateway US Holdings, Inc.	6,629	—	6,629	—	—	6,629
GC Waves Holdings, Inc.	9,918	—	9,918	—	—	9,918
Genius Bidco LLC	2,861	(155)	2,706	—	—	2,706
Geotechnical Merger Sub, Inc.	22,096	(2,185)	19,911	—	—	19,911
Goldeneye Parent, LLC	12,774	—	12,774	—	—	12,774
Green Grass Foods, Inc.	1,250	—	1,250	—	—	1,250
Hanger, Inc.	2,812	—	2,812	—	—	2,812
Heartbeat BidCo GmbH*	3,808	—	3,808	—	—	3,808
HEF Safety Ultimate Holdings, LLC	2,758	(106)	2,652	—	—	2,652
Higginbotham Insurance Agency, Inc.	9,781	—	9,781	—	—	9,781
Howardsimon LLC	43,903	—	43,903	—	—	43,903
Hyperion Refinance Sarl	118,800	—	118,800	—	—	118,800
Ichor Management Limited*	1,986	(1,807)	179	—	—	179
Ideal Components Acquisition, LLC	10,076	—	10,076	—	—	10,076
International Schools Partnership Limited*	82,257	—	82,257	—	—	82,257
Investment Company 24 Bidco Limited*	12,478	—	12,478	—	—	12,478
IOTA HOLDINGS 3	8,250	(2,178)	6,072	—	—	6,072
IQN Holding Corp.	4,224	(2,042)	2,183	—	—	2,183
Ironhorse Purchaser, LLC	1,932	—	1,932	—	—	1,932
IW Buyer LLC	3,146	(449)	2,697	—	—	2,697
Janus Bidco Limited*	21,325	—	21,325	—	—	21,325
Jazz AH Holdco, LLC	800	(380)	420	—	—	420
Jensen Hughes, Inc	35,300	—	35,300	—	—	35,300
K Hovnanian Enterprises Inc	125,000	—	125,000	—	—	125,000
Kairos Intermediateco AB*	31,311	—	31,311	—	—	31,311
Kaman Corp	3,273	—	3,273	—	—	3,273

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Kaseya Inc	$2,500	$—	$2,500	$—	$—	$2,500
Kite Bidco Inc.	15,212	—	15,212	—	—	15,212
Koala Investment Holdings, Inc.	26,578	—	26,578	—	—	26,578
Legends Hospitality Holding Company, LLC	13,717	(1,153)	12,564	—	—	12,564
LHS Borrower LLC	20,118	—	20,118	—	—	20,118
Lotus Topco Inc.	6,765	—	6,765	—	—	6,765
M&M OPCO, LLC	476	(181)	295	—	—	295
Madonna Bidco Limited*	6,204	—	6,204	—	—	6,204
Material Holdings, LLC	871	—	871	—	—	871
MetaTiedot Midco S.à r.l.*	12,684	—	12,684	—	—	12,684
MGP Holdings III Corp.	4,075	(916)	3,158	—	2,111	1,047
Mobile Communications America, Inc.	5,045	—	5,045	—	—	5,045
Mount Olympus Bidco Limited	1,097	—	1,097	—	—	1,097
mPulse Mobile, Inc.	7,692	—	7,692	—	—	7,692
MRO Holdings, Inc.	85,000	—	85,000	—	—	85,000
MRO Parent Corporation	4,444	—	4,444	—	—	4,444
North American Rail Solutions LLC	3,750	(381)	3,369	—	—	3,369
North American Rail Solutions LLC*	6,706	(1,016)	5,690	—	—	5,690
North Haven RI Buyer, LLC	8,437	(500)	7,937	—	—	7,937
Novotech SG Holdings Pte. Ltd./ Novotech Aus Bidco Pty Ltd/Novotech Holdings USA LLC	6,357	—	6,357	—	—	6,357
NPPI Buyer, LLC	9,211	—	9,211	—	—	9,211
Olympus Terminals Holdco II LLC	22,000	—	22,000	—	—	22,000
OMEGA II AB*	18,949	—	18,949	—	—	18,949
OMH-Healthedge Holdings, Inc.	37,896	—	37,896	—	—	37,896
One Call Corporation (fka Opal Acquisition, Inc.)	19,868	—	19,868	—	—	19,868
One Silver Serve, LLC	11,199	(2,710)	8,490	—	—	8,490
Orthrus Ltd*	5,018	—	5,018	—	5,018	—
Pai Middle Tier, LLC	5,250	—	5,250	—	—	5,250
Paisley Bidco Limited*	29,032	—	29,032	—	—	29,032
Parfums Holding Company, Inc.	10,268	—	10,268	—	—	10,268
PARS Group LLC	952	—	952	952	—	—

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Patriot Foods Buyer, Inc.	$3,416	$—	$3,416	$—	$—	$3,416
Patriot Growth Insurance Services, LLC	2,928	—	2,928	—	—	2,928
PHOENIX YW BUYER, INC.	1,705	—	1,705	—	—	1,705
Ping Identity Holding Corp.	3,868	—	3,868	—	—	3,868
Pinnacle Buyer LLC	4,032	—	4,032	—	—	4,032
PMA Parent Holdings, LLC	987	—	987	—	—	987
Poly-Wood, LLC	46,091	—	46,091	—	—	46,091
PPL Acquisition LLC	1,000	—	1,000	1,000	—	—
Protein For Pets Opco, LLC	4,717	(1,274)	3,443	—	—	3,443
QBS Parent, Inc.	40,866	—	40,866	—	—	40,866
QTS Project Ram	47,244	—	47,244	—	—	47,244
R.F. Fager Company, LLC	1,260	(156)	1,104	—	—	1,104
Rarebreed Veterinary Partners, Inc.	14,606	—	14,606	—	—	14,606
Relativity ODA LLC	2,500	—	2,500	—	—	2,500
Reliable Doors, LLC	1,565	—	1,565	—	—	1,565
Rialto Management Group, LLC	2,433	—	2,433	—	—	2,433
RoC Holdco LLC	4,390	—	4,390	—	—	4,390
Rochester Midland Corporation	16,417	—	16,417	—	—	16,417
Rocket Bidco Limited*	33,124	—	33,124	—	—	33,124
Rocket Youth Brands Holdco LLC	10,698	—	10,698	—	—	10,698
Runway Bidco, LLC	62,292	—	62,292	—	—	62,292
SG Acquisition, Inc.	5,757	—	5,757	—	—	5,757
Sigma Irish Acquico Limited	16,576	—	16,576	—	—	16,576
Smith Topco, Inc.	1,692	—	1,692	—	—	1,692
Space Finco, Inc.	27,000	—	27,000	—	—	27,000
Spark Purchaser, Inc.	1,351	—	1,351	—	—	1,351
Spruce Bidco II Inc.	26,335	—	26,335	—	—	26,335
SumUp Holdings Luxembourg S.à r.l.*	11,741	—	11,741	—	—	11,741
SupplyHouse LLC	20,000	—	20,000	—	—	20,000
TerSera Therapeutics LLC	1,395	—	1,395	—	—	1,395

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Thg Acquisition, LLC	$26,810	$(745)	$26,065	$—	$—	$26,065
TITAN BW BORROWER L.P.	50,402	—	50,402	—	—	50,402
Traffic Management Solutions, LLC	1,583	—	1,583	—	—	1,583
Treace Medical Concepts, Inc.	1,500	(200)	1,300	—	—	1,300
Trench Plate Rental Co.	4,545	(2,000)	2,545	—	—	2,545
Tribe Bidco Limited*	37,695	(273)	37,422	—	—	37,422
Truck-Lite Co., LLC	83,439	—	83,439	—	—	83,439
Truist Insurance Holdings, LLC	24,868	—	24,868	—	—	24,868
TS Investors, LLC	4,705	—	4,705	—	989	3,716
Tulip Bidco Limited*	209,189	—	209,189	—	—	209,189
TZ Buyer LLC	606	(394)	212	—	—	212
Uniguest Holdings, Inc	23,349	—	23,349	—	—	23,349
USA DeBusk LLC	6,840	(1,069)	5,771	—	4,092	1,679
Vamos Bidco, Inc.	36,199	(2,785)	33,414	—	—	33,414
Vantage Specialty Chemicals Holdings, Inc.	4,824	(422)	4,402	—	—	4,402
Vensure Employer Services, Inc.	10,685	—	10,685	—	—	10,685
VICTORS PURCHASER, LLC	23,659	—	23,659	—	—	23,659
VICTORS PURCHASER, LLC*	1,939	—	1,939	—	—	1,939
Village Pet Care, LLC	3,327	(365)	2,962	—	2,962	—
Violin Finco Guernsey Limited*	7,157	—	7,157	—	—	7,157
Volunteer AcquisitionCo, LLC	758	—	758	—	—	758
Vybond Buyer, LLC	14,000	—	14,000	—	—	14,000
WC ORS Buyer, Inc.	14,346	(4,017)	10,329	—	—	10,329
Wealth Enhancement Group, LLC	12,500	—	12,500	—	—	12,500
WH BorrowerCo, LLC	13,534	(1,049)	12,485	—	3,462	9,023
Wisdom Purchaser, LLC	5,156	—	5,156	—	—	5,156
Yellow Castle AB*	6,001	—	6,001	—	—	6,001
Zafin Labs Americas Incorporated	2,500	—	2,500	—	—	2,500
Zendesk, Inc.	38,994	—	38,994	—	—	38,994
Zeus Company LLC	12,566	—	12,566	—	5,026	7,539
Total	$3,135,557	$(148,309)	$2,987,248	$22,956	$47,679	$2,916,613

* These investments are in a foreign currency and the total commitment has been converted to USD using the September 30, 2025 exchange rate.

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

(34) Securities that are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2025, the aggregate fair value of these securities is $13,952 or 0.1% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

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

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

(35) The following shows the composition of the Company’s portfolio at cost by investment type and industry as of September 30, 2025:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total
Aerospace & Defense	$553,242	$—	$—	$—	$—	$553,242
Air Freight & Logistics	9,875	—	—	—	—	9,875
Automobile Components	260,282	—	—	—	—	260,282
Banks	246,591	—	—	—	—	246,591
Beverages	42,282	—	—	—	—	42,282
Building Products	493,898	—	—	—	—	493,898
Capital Markets	435,581	—	—	—	—	435,581
Chemicals	187,372	—	—	—	100	187,472
Commercial Services & Supplies	1,101,455	33,645	—	49	—	1,135,149
Communications Equipment	271,043	—	—	—	3,465	274,508
Construction & Engineering	302,712	—	—	—	151	302,863
Construction Materials	29,273	—	—	—	—	29,273
Consumer Staples Distribution & Retail	431,125	—	—	—	—	431,125
Containers & Packaging	337,838	—	—	—	—	337,838
Distributors	59,612	—	—	—	—	59,612
Diversified Consumer Services	700,840	—	—	—	—	700,840
Diversified REITs	33,478	—	—	—	—	33,478
Diversified Telecommunication Services	471,386	—	—	—	—	471,386
Electric Utilities	160,777	—	—	—	—	160,777
Electrical Equipment	25,117	—	—	—	—	25,117
Electronic Equipment, Instruments & Components	53,319	—	—	—	—	53,319
Energy Equipment & Services	55,387	—	—	—	—	55,387
Entertainment	201,414	—	—	—	—	201,414
Financial Services	1,773,019	—	—	5,941	—	1,778,960
Food Products	54,866	—	—	—	125	54,991
Gas Utilities	30,398	—	—	—	—	30,398
Ground Transportation	155,506	—	—	—	—	155,506

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total
Health Care Equipment & Supplies	$375,446	$—	$—	$—	$—	$375,446
Health Care Providers & Services	1,447,679	—	—	—	—	1,447,679
Health Care Technology	633,109	—	—	—	—	633,109
Hotels, Restaurants & Leisure	1,119,117	—	16,127	—	—	1,135,244
Household Durables	186,228	—	—	—	—	186,228
Household Products	103,532	—	—	—	100	103,632
Independent Power & Renewable Electricity Producers	98,970	—	30	—	88	99,088
Industrial Conglomerates	—	—	—	—	90	90
Insurance	944,832	—	—	49	—	944,881
Interactive Media & Services	335,367	—	—	—	—	335,367
IT Services	304,507	—	—	—	77	304,584
Leisure Products	184,721	—	—	—	—	184,721
Life Sciences Tools & Services	315,559	—	—	—	—	315,559
Machinery	339,361	—	—	—	—	339,361
Media	441,399	—	—	—	—	441,399
Multi-Utilities	30,553	—	—	—	—	30,553
Oil, Gas & Consumable Fuels	96,734	—	—	—	—	96,734
Paper & Forest Products	19,627	—	—	—	—	19,627
Personal Care Products	326,307	—	—	—	33	326,340
Pharmaceuticals	497,659	—	—	216	103	497,978
Professional Services	1,140,501	—	—	—	—	1,140,501
Real Estate Management & Development	32,144	—	—	—	—	32,144
Software	2,986,531	—	—	—	—	2,986,531
Special Purpose Entity	7,275	—	—	—	—	7,275
Specialty Retail	479,984	—	—	—	—	479,984
Technology Hardware, Storage & Peripherals	288,450	—	—	—	—	288,450
Textiles, Apparel & Luxury Goods	298,800	—	—	—	—	298,800
Trading Companies & Distributors	189,462	—	—	—	90	189,552
Transportation Infrastructure	438,537	—	—	—	—	438,537
Wireless Telecommunication Services	93,804	—	—	—	—	93,804
Total	$22,233,883	$33,645	$16,157	$6,255	$4,422	$22,294,362

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

36) The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of September 30, 2025:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total	% of Net Assets
Aerospace & Defense	$553,445	$—	$—	$—	$—	$553,445	3.9%
Air Freight & Logistics	9,925	—	—	—	—	9,925	0.1%
Automobile Components	258,983	—	—	—	—	258,983	1.8%
Banks	249,400	—	—	—	—	249,400	1.7%
Beverages	42,792	—	—	—	—	42,792	0.3%
Building Products	496,479	—	—	—	—	496,479	3.5%
Capital Markets	442,938	—	—	—	—	442,938	3.1%
Chemicals	171,409	—	—	—	132	171,541	1.2%
Commercial Services & Supplies	1,115,397	8,225	—	49	—	1,123,671	7.9%
Communications Equipment	272,550	—	—	—	5,829	278,379	2.0%
Construction & Engineering	305,140	—	—	—	146	305,286	2.1%
Construction Materials	29,203	—	—	—	—	29,203	0.2%
Consumer Staples Distribution & Retail	448,503	—	—	—	—	448,503	3.1%
Containers & Packaging	353,695	—	—	—	—	353,695	2.5%
Distributors	59,600	—	—	—	—	59,600	0.4%
Diversified Consumer Services	705,559	—	—	—	—	705,559	4.9%
Diversified REITs	33,525	—	—	—	—	33,525	0.2%
Diversified Telecommunication Services	473,160	—	—	—	—	473,160	3.3%
Electric Utilities	162,002	—	—	—	—	162,002	1.1%
Electrical Equipment	25,259	—	—	—	—	25,259	0.2%
Electronic Equipment, Instruments & Components	53,614	—	—	—	—	53,614	0.4%
Energy Equipment & Services	55,647	—	—	—	—	55,647	0.4%
Entertainment	202,313	—	—	—	—	202,313	1.4%
Financial Services	1,814,814	—	—	6,693	—	1,821,507	12.8%
Food Products	54,949	—	—	—	105	55,054	0.4%
Gas Utilities	30,547	—	—	—	—	30,547	0.2%
Ground Transportation	154,153	—	—	—	—	154,153	1.1%

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total	% of Net Assets
Health Care Equipment & Supplies	$380,789	$—	$—	$—	$—	$380,789	2.7%
Health Care Providers & Services	1,427,004	—	—	—	—	1,427,004	9.9%
Health Care Technology	635,670	—	—	—	—	635,670	4.5%
Hotels, Restaurants & Leisure	1,144,493	—	16,695	—	—	1,161,188	8.1%
Household Durables	188,265	—	—	—	—	188,265	1.3%
Household Products	104,697	—	—	—	154	104,851	0.7%
Independent Power & Renewable Electricity Producers	71,531	—	31	—	102	71,664	0.5%
Industrial Conglomerates	—	—	—	—	84	84	0.0%
Insurance	949,965	—	—	50	—	950,015	6.7%
Interactive Media & Services	355,087	—	—	—	—	355,087	2.5%
IT Services	314,198	—	—	—	48	314,246	2.2%
Leisure Products	186,707	—	—	—	—	186,707	1.3%
Life Sciences Tools & Services	316,427	—	—	—	—	316,427	2.2%
Machinery	341,339	—	—	—	—	341,339	2.4%
Media	444,402	—	—	—	—	444,402	3.1%
Multi-Utilities	26,326	—	—	—	—	26,326	0.2%
Oil, Gas & Consumable Fuels	96,821	—	—	—	—	96,821	0.7%
Paper & Forest Products	19,586	—	—	—	—	19,586	0.1%
Personal Care Products	327,818	—	—	—	—	327,818	2.3%
Pharmaceuticals	500,653	—	—	231	197	501,081	3.5%
Professional Services	1,165,894	—	—	—	—	1,165,894	8.2%
Real Estate Management & Development	31,687	—	—	—	—	31,687	0.2%
Software	3,004,628	—	—	—	—	3,004,628	21.1%
Special Purpose Entity	3,786	—	—	—	—	3,786	0.0%
Specialty Retail	496,372	—	—	—	—	496,372	3.5%
Technology Hardware, Storage & Peripherals	308,178	—	—	—	—	308,178	2.2%
Textiles, Apparel & Luxury Goods	301,032	—	—	—	—	301,032	2.1%
Trading Companies & Distributors	189,947	—	—	—	132	190,079	1.3%
Transportation Infrastructure	449,446	—	—	—	—	449,446	3.2%
Wireless Telecommunication Services	95,239	—	—	—	—	95,239	0.7%
Total	$22,452,988	$8,225	$16,726	$7,023	$6,929	$22,491,891	157.6%
% of Net Assets	157.4%	0.1%	0.1%	0.0%	0.0%	157.6%

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of September 30, 2025
Software	13.6%
Financial Services	8.1%
Health Care Providers & Services	6.3%
Professional Services	5.2%
Hotels, Restaurants & Leisure	5.2%
Commercial Services & Supplies	5.0%
Insurance	4.2%
Diversified Consumer Services	3.1%
Health Care Technology	2.8%
Aerospace & Defense	2.5%
Pharmaceuticals	2.2%
Building Products	2.2%
Specialty Retail	2.2%
Diversified Telecommunication Services	2.1%
Transportation Infrastructure	2.0%
Consumer Staples Distribution & Retail	2.0%
Media	2.0%
Capital Markets	2.0%
Health Care Equipment & Supplies	1.7%
Interactive Media & Services	1.6%
Containers & Packaging	1.6%
Machinery	1.5%
Personal Care Products	1.5%
Life Sciences Tools & Services	1.4%
IT Services	1.4%
Technology Hardware, Storage & Peripherals	1.4%
Construction & Engineering	1.4%
Textiles, Apparel & Luxury Goods	1.3%
Communications Equipment	1.2%

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of September 30, 2025
Automobile Components	1.2%
Banks	1.1%
Entertainment	0.9%
Trading Companies & Distributors	0.8%
Household Durables	0.8%
Leisure Products	0.8%
Chemicals	0.7%
Electric Utilities	0.7%
Ground Transportation	0.7%
Household Products	0.5%
Oil, Gas & Consumable Fuels	0.4%
Wireless Telecommunication Services	0.4%
Independent Power & Renewable Electricity Producers	0.3%
Distributors	0.3%
Energy Equipment & Services	0.2%
Food Products	0.2%
Electronic Equipment, Instruments & Components	0.2%
Beverages	0.2%
Diversified REITs	0.2%
Real Estate Management & Development	0.1%
Gas Utilities	0.1%
Construction Materials	0.1%
Multi-Utilities	0.1%
Electrical Equipment	0.1%
Paper & Forest Products	0.1%
Air Freight & Logistics	0.1%
Special Purpose Entity	0.0%
Industrial Conglomerates	0.0%
Total	100.00%

Geographic Region	Percentage of Total Investments (at Fair Value) as of September 30, 2025
United States	77.6%
United Kingdom	10.3%
Europe	9.8%
Australia	0.9%
Canada	0.8%
Asia	0.3%
Caribbean	0.3%

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

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)
Machinery
Alliance Laundry Systems
Alliance Laundry Systems LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	8/19/2031	$9,000	$8,996	$9,072	(14)
Carlisle Fluid Technologies
LSF12 Donnelly Bidco, LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	10/2/2029	14,813	14,500	14,561	(4)(9)(14)
Charter Next Generation
Charter Next Generation, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.75% Floor	11/29/2030	16,121	16,153	16,228	(14)
Duravant
Engineered Machinery Holdings, Inc.	First Lien Secured Debt - Term Loan	S+401, 0.75% Floor	5/19/2028	19,763	19,680	19,941	(15)
Husky Technologies
Titan Acquisition Ltd of Canada	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	2/15/2029	40,234	39,757	40,625	(8)(16)
JPW
JPW Industries Holding Corporation	First Lien Secured Debt - Term Loan	S+588, 2.00% Floor	11/22/2028	115,830	113,452	114,961	(4)(9)(15)
ProMach
Pro Mach Group, Inc.	First Lien Secured Debt - Term Loan	S+350, 1.00% Floor	8/31/2028	30,816	30,900	31,123	(14)
		Total Machinery			$243,438	$246,511

Marine Transportation
Meritus Gas Partners
MGP Holdings III Corp.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	3/1/2030	$19,616	$19,265	$19,322	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	3/1/2030	6,087	5,982	5,963	(4)(9)(11)(15)(28)
	First Lien Secured Debt - Revolver	P+525, 1.00% Floor	3/1/2030	458	424	429	(4)(9)(11)(23)(28)
		Total Marine Transportation			$25,671	$25,714

Media
Accelerate36
Accelerate36 Holdings, LLC	First Lien Secured Debt - Term Loan	S+626, 1.00% Floor	2/11/2027	$68,972	$68,972	$68,283	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+576, 1.00% Floor	2/11/2027	24,956	24,956	24,497	(4)(9)(11)(15)(28)
					93,928	92,780

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

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate (12)	Maturity Date	Par/Shares (3)	Cost (29)	Fair Value (1)(30)

Flexera
Flexera Software LLC	First Lien Secured Debt - Term Loan	S+300, 0.75% Floor	3/3/2028	25,452	25,441	25,655	(15)
G2CI
Evergreen IX Borrower 223, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/30/2030	122,797	120,520	121,569	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/1/2029	—	(200)	(101)	(4)(5)(9)(11)(28)
					120,320	121,468
GrayMatter
Genius Bidco LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	5/1/2030	4,616	4,531	4,535	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	5/1/2030	—	(15)	(30)	(4)(5)(9)(11)(28)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	5/1/2030	—	(21)	(20)	(4)(5)(9)(11)(28)
	Common Equity - Equity Unit	N/A	N/A	773 Shares	77	68	(4)(9)(31)
					4,572	4,553
GTreasury
G Treasury SS LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	6/29/2029	8,571	8,434	8,443	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	6/29/2029	4,489	4,454	4,421	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	12/31/2025	—	(27)	(72)	(4)(5)(9)(11)(28)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	6/29/2029	—	(32)	(32)	(4)(5)(9)(11)(28)
					12,829	12,760
HHAeXchange
Homecare Software Solutions LLC	First Lien Secured Debt - Term Loan	S+525 (Includes 2.93% PIK)	6/14/2031	75,384	74,655	74,631	(4)(14)
Infoblox
Delta Topco, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	11/30/2029	23,392	23,365	23,604	(16)
Instem
Ichor Management Limited	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	12/8/2029	9,186	8,987	8,864	(4)(8)(9)(16)
	First Lien Secured Debt - Delayed Draw	SONIA+550, 1.00% Floor	12/7/2029	£—	(40)	(135)	(3)(4)(5)(8)(9)(11)(28)
	First Lien Secured Debt - Revolver	SONIA+550, 1.00% Floor	12/7/2029	£1,477	1,814	1,784	(3)(4)(8)(9)(16)(28)
					10,761	10,513

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

Derivative Instrument	Settlement Date	Notional amount to be purchased	Notional amount to be sold		Footnote Reference
Foreign currency forward contract	3/19/2025	$102,620	A$	161,453	Note 5
Foreign currency forward contract	3/19/2025	5,005	₣	4,427	Note 5
Foreign currency forward contract	3/19/2025	964,926		€913,932	Note 5
Foreign currency forward contract	3/19/2025	1,130,403		£890,468	Note 5
Foreign currency forward contract	3/19/2025	3,305	Skr	36,103	Note 5
Foreign currency forward contract	3/19/2025	1,921	C$	2,720	Note 5

(1)
Fair value is determined in good faith by or under the direction of the Board of Trustees (the "Board") of the Company (See Note 2 to the consolidated financial statements).
(2)
Aggregate gross unrealized gain and loss for federal income tax purposes are $142,155 and ($124,509), respectively. Net unrealized gain is $17,646 based on a total tax cost of $14,537,889.
(3)
Par amount is denominated in USD unless otherwise noted, British Pound (“£”), Australian Dollar (“A$”), Canadian Dollar ("C$"), European Euro (“€”), Korean Won (“₩”), Swedish Krona (“Skr”) and Swiss Franc (“₣”). Par amount represents funded commitments. See Note 28 in the Consolidated Schedule of Investments and Note 8 to the consolidated financial statements for further information on undrawn revolving and delayed draw loan commitments, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies.

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

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Signia Aerospace, LLC	$485	$—	$485	$—	$—	$485
Smith Topco, Inc.	1,692	—	1,692	—	—	1,692
Spark Purchaser, Inc.	1,351	—	1,351	—	—	1,351
SumUp Holdings Luxembourg S.a.r.l.*	10,358	—	10,358	—	—	10,358
Sysnet North America, Inc.	3,947	(2,105)	1,842	—	—	1,842
TerSera Therapeutics LLC	1,395	—	1,395	—	—	1,395
Thg Acquisition, LLC	30,072	(745)	29,327	—	—	29,327
Traffic Management Solutions, LLC	7,621	(121)	7,500	—	—	7,500
Treace Medical Concepts, Inc.	5,875	(200)	5,675	—	—	5,675
Trench Plate Rental Co.	4,545	(3,568)	977	—	—	977
Truck-Lite Co., LLC	32,000	—	32,000	—	—	32,000
Truist Insurance Holdings, LLC	24,868	—	24,868	—	—	24,868
TS Investors, LLC	4,125	—	4,125	—	—	4,125
TZ Buyer LLC	606	(182)	424	—	—	424
Uniguest Holdings, Inc	23,349	—	23,349	—	—	23,349
USA DeBusk LLC	6,168	(550)	5,618	—	—	5,618
Vensure Employer Services, Inc.	28,026	—	28,026	—	—	28,026
VICTORS PURCHASER, LLC	27,760	—	27,760	—	—	27,760
VICTORS PURCHASER, LLC*	1,877	(1,577)	300	—	—	300
Village Pet Care, LLC	3,545	(364)	3,182	—	—	3,182
Violin Finco Guernsey Limited*	6,662	—	6,662	—	—	6,662
Volunteer AcquisitionCo, LLC	758	—	758	—	—	758
WC ORS Buyer, Inc.	28,692	(3,730)	24,962	—	—	24,962
WH BorrowerCo, LLC	19,173	(2,201)	16,972	—	(14,662)	2,310
Yellow Castle AB*	36,848	—	36,848	—	—	36,848
Zendesk, Inc.	50,138	—	50,138	—	—	50,138
Zeus Company LLC	14,074	—	14,074	—	—	14,074
Total	$2,353,861	$(77,731)	$2,276,130	$—	$(34,536)	$2,241,594

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

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of December 31, 2024
Building Products	1.1%
Health Care Equipment & Supplies	1.1%
Household Durables	1.0%
Real Estate Management & Development	0.9%
Containers & Packaging	0.9%
Communications Equipment	0.8%
Health Care Technology	0.8%
Household Products	0.8%
Aerospace & Defense	0.8%
Electrical Equipment	0.8%
Transportation Infrastructure	0.7%
Chemicals	0.6%
Ground Transportation	0.6%
Entertainment	0.6%
Life Sciences Tools & Services	0.5%
Independent Power & Renewable Electricity Producers	0.4%
Consumer Finance	0.4%
Biotechnology	0.3%
Energy Equipment & Services	0.2%
Electronic Equipment, Instruments & Components	0.2%
Marine Transportation	0.2%
Construction Materials	0.2%
Oil, Gas & Consumable Fuels	0.2%
Banks	0.1%
Financing	0.1%
Special Purpose Entity	0.0%
Food Products	0.0%
100.0%

Geographic Region	Percentage of Total Investments (at Fair Value) as of December 31, 2024
United States	78.9%
United Kingdom	10.2%
Europe	9.0%
Australia	0.7%
Canada	0.7%
Asia	0.3%
Caribbean	0.2%

APOLLO DEBT SOLUTIONS BDC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

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

As of September 30, 2025, the Company's consolidated subsidiaries were Cardinal Funding LLC, Mallard Funding LLC, Grouse Funding LLC, ADS CLO 1 LLC, ADL CLO 1 LLC, ADS Lender LLC, ADS Holdings (Lux) S.à.r.l. and ADS CLO 2 LLC.

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

Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of September 30, 2025 and December 31, 2024 were $721,449 and $392,894, respectively, of which $407,439 and $154,584, respectively, were held in money market funds.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the three months ended September 30, 2025, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Currency Swaps

The Company uses currency swaps to mitigate the value of portfolio securities denominated in particular currencies against fluctuations in relative value or to gain or reduce exposure to certain currencies. In a currency swap, the Company agrees with counterparties to exchange one currency for another at specified dates in the future at a specified exchange rate. The Company does not utilize hedge accounting with respect to currency swaps and as such, the Company recognizes its currency swaps at fair value with changes included in the net unrealized appreciation (depreciation) on the Consolidated Statements of Operations.

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

As of September 30, 2025, 0.7% of total investments at amortized cost, or 0.3% of total investments at fair value, were on non-accrual status. As of December 31, 2024, 0.6% of total investments at amortized cost, or 0.2% of total investments at fair value, were on non-accrual status.

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

Foreign Currency Translations

The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the foreign exchange rate on the date of valuation. The Company does not separate foreign exchange impacts from market price fluctuations in its operating results. The Company’s investments in foreign securities may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

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

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its shareholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to shareholders through September 30, 2025 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file Form 1099s for the tax year ending December 31, 2025. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to shareholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of September 30, 2025, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

Segment Reporting

The Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company operates under one operating segment and reporting unit, investment management. The CODM is the chief executive officer of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. Key metrics include, but are not limited to, net investment income and net increase in net assets resulting from operations that is reported on the Consolidated Statements of Operations, fair value of investments as disclosed on the Consolidated Schedule of Investments, as well as distributions made to the Company’s shareholders.

Recent Accounting Pronouncements

Income Taxes

In December 2023, the FASB issued Accounting Standard Update 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its year-end financial statements.

Income Statement - Reporting Comprehensive Income

In November 2024, the FASB issued Accounting Standard Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The amendments in ASU 2024-03 improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information generally is not presented in the consolidated financial statements today. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

The Advisory Agreement was effective for an initial two-year term and thereafter will continue for successive annual periods provided that such continuance is specifically approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations. On August 7, 2025, the Advisory Agreement was renewed and continued for an additional one-year period.

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

For the three and nine months ended September 30, 2025, the Company recognized $44,374 and $117,605 respectively, of management fees.

For the three and nine months ended September 30, 2024, the Company recognized $24,501 and $59,612 respectively, of management fees.

For the three and nine months ended September 30, 2025, the Company recognized $40,383 and $110,607 respectively, of incentive fees based on income and $0 and $(915), respectively, of incentive fees based on cumulative net realized gains/(losses).

For the three and nine months ended September 30, 2024, the Company recognized $28,488, and $70,807 respectively, of incentive fees based on income of $248, and $1,558 respectively, of incentive fees based on cumulative net realized gains/(losses).

As of September 30, 2025 and December 31, 2024, management fee payables were $15,026 and $10,204, respectively, and performance-based incentive fees payable were $40,384 and $28,523, respectively.

Fees From Affiliates

From time-to-time various affiliates of Adviser are involved in transactions whereby certain fees, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution services") are earned and rebated back to the Company. These fees are accounted for as "Other Income" in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2025 the Company received $760 and $7,240, respectively, in fee rebates from affiliates related to Capital Solution services. For the three and nine months ended September 30, 2024 the Company received $4,844 and $9,273, respectively, in fee rebates from affiliates related to Capital Solution services.

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

Unless earlier terminated as described below, the Administration Agreement was effective for an initial two-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. On August 7, 2025, the Administration Agreement was renewed and continued for an additional one-year period.

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

Distribution and Servicing Plan

On July 22, 2021, the Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). On November 11, 2025, the Board approved continuing the Distribution and Servicing Plan. The following table shows the shareholder servicing and/or distribution fees the Company will pay the Intermediary Manager with respect to the Class S shares, Class D shares and Class I shares on an annualized basis as a percentage of the Company’s NAV for such class. No shareholder servicing and/or distribution fees will be paid with respect to Class I shares. The shareholder servicing and/or distribution is paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

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

For the three and nine months ended September 30, 2025, the Company accrued distribution and shareholder servicing fees of $5,856 and $15,948 respectively, which were attributable to Class S shares. For the three and nine months ended September 30, 2025, the Company accrued distribution and shareholder servicing fees of $9 and $21, respectively, which were attributable to Class D shares.

For the three and nine months ended September 30, 2024, the Company accrued distribution and shareholder servicing fees of $3,477 and $8,586 respectively, which were attributable to Class S shares. For the three and nine months ended September 30, 2024, the Company accrued distribution and shareholder servicing fees of $4 and $6, respectively, which were attributable to Class D shares.

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

As of September 30, 2025, the Company’s co-investment holdings were 41.8% of the portfolio or $9,404,184, measured at fair value. On a cost basis, 41.6% of the portfolio or $9,280,163 were co-investments.

As of December 31, 2024, the Company’s co-investment holdings were 48.6% of the portfolio or $7,068,425, measured at fair value. On a cost basis, 48.5% of the portfolio or $7,082,039 were co-investments.

Note 4. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investments as of September 30, 2025 with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$22,233,883	$22,452,988	$—	$6,197,952	$16,255,036
Second Lien Secured Debt	33,645	8,225	—	8,225	—
Unsecured Debt	16,157	16,726	—	16,726	—
Common Equity/Interests	4,422	6,929	102	—	6,827
Preferred Equity	6,255	7,023	—	—	7,023
Total Investments before Cash Equivalents	$22,294,362	$22,491,891	$102	$6,222,903	$16,268,886
Money Market Fund	$407,439	$407,439	$407,439	$—	$—
Total Cash Equivalents	$407,439	$407,439	$407,439	$—	$—
Total Investments after Cash Equivalents	$22,701,801	$22,899,330	$407,541	$6,222,903	$16,268,886
Currency Swaps	$—	$3,699	$—	$3,699	$—
Interest rate swaps	—	69,052	—	69,052	—
Foreign currency forward transactions	—	7,705	—	7,705	—
Total Assets and Liabilities at Fair Value	$22,701,801	$22,979,786	$407,541	$6,303,359	$16,268,886

The following table shows the composition of our investments as of December 31, 2024, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$14,565,460	$14,542,450	$—	$3,350,919	$11,191,531
Second Lien Secured Debt	36,810	5,723	—	—	5,723
Unsecured Debt	96	103	—	103	—
Common Equity/Interests	766	832	—	—	832
Preferred Equity	6,206	6,427	—	—	6,427
Total Investments before Cash Equivalents	$14,609,338	$14,555,535	$—	$3,351,022	$11,204,513
Money Market Fund	$154,584	$154,584	$154,584	$—	$—
Total Cash Equivalents	$154,584	$154,584	$154,584	$—	$—
Total Investments after Cash Equivalents	$14,763,922	$14,710,119	$154,584	$3,351,022	$11,204,513
Currency swaps	$—	$11,740	$—	$11,740	$—
Interest rate swaps	—	(22,459)	—	(22,459)	—
Foreign currency forward transactions	—	34,954	—	34,954	—
Total Assets and Liabilities at Fair Value	$14,763,922	$14,722,614	$154,584	$3,363,517	$11,204,513

The following table shows changes in the fair value of our Level 3 investments during the three months ended September 30, 2025:

	Three Months Ended September 30, 2025
	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Common Equity/Interests	Preferred Equity	Total
Fair value as of June 30, 2025	$14,534,667	$—	$—	$6,799	$6,944	$14,548,410
Net realized gains (losses)	17,417	—	—	—	—	17,417
Net change in unrealized gains (losses)	(24,991)	—	—	28	79	(24,884)
Net amortization on investments	7,272	—	—	—	—	7,272
Purchases, including capitalized PIK (3)	2,061,679	—	—	50	—	2,061,729
Sales (3)	(572,921)	—	—	(50)	—	(572,971)
Transfers out of Level 3 (1)	(21,082)	—	—	—	—	(21,082)
Transfers into Level 3 (1)	252,995	—	—	—	—	252,995
Fair value as of September 30, 2025	$16,255,036	$—	$—	$6,827	$7,023	$16,268,886

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2025	$(16,594)	$—	$—	$28	$80	$(16,486)

The following table shows changes in the fair value of our Level 3 investments during the nine months ended September 30, 2025:

	Nine Months Ended September 30, 2025
	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Common Equity/Interests	Preferred Equity	Total
Fair value as of December 31, 2024	$11,191,530	$5,723	$—	$833	$6,428	$11,204,514
Net realized gains (losses)	35,946	(33,842)	—	—	—	2,104
Net change in unrealized gains (losses)	223,152	31,087	—	2,450	524	257,213
Net amortization on investments	23,504	—	—	—	—	23,504
Purchases, including capitalized PIK (3)	7,621,275	—	10,000	3,594	71	7,634,940
Sales (3)	(2,622,087)	(2,968)	(10,000)	(50)	—	(2,635,105)
Transfers out of Level 3 (1)	(341,818)	—	—	—	—	(341,818)
Transfers into Level 3 (1)	123,534	—	—	—	—	123,534
Fair value as of September 30, 2025	$16,255,036	$—	$—	$6,827	$7,023	$16,268,886

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2025	$202,868	$—	$—	$2,450	$524	$205,842

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
(2)
Includes unfunded commitments measured at fair value of $(26,823).
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

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of September 30, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2025 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range			Weighted Average (1)
First Lien Secured Debt	$14,264,432	Discounted Cash Flow	Discount Rate	6.4%	-	36.0%	9.1%
	1,946,535	Transactional Value	Cost	N/A		N/A	N/A
	34,821	Asset Recoverability	Recoverability %	0.0%	-	77.3%	74.4%
	9,248	Market Comparable Technique	Comparable Multiple	0.5x	-	9.0x	4.0x
Second Lien Secured Debt	—	Transactional Value	Cost	N/A		N/A	N/A
	—	Market Comparable Technique	Comparable Multiple	N/A		N/A	N/A
Common Equity/Interests	6,725	Market Comparable Technique	Comparable Multiple	1.3x	-	20.3x	4.8x
	102	Transactional Value	Cost	N/A		N/A	N/A
Preferred Equity	99	Transactional Value	Cost	N/A		N/A	N/A
	181	Market Comparable Technique	Comparable Multiple	1.3x	-	16.8x	16.8x
	6,743	Discounted Cash Flow	Discount Rate	11.9%	-	12.6%	12.6%
Total Level 3 Investments	$16,268,886
(1)
The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment. For the commodity price unobservable input, the weighted average price is an undiscounted price based upon the estimated production level from the underlying reserves.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2024 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range			Weighted Average (1)
First Lien Secured Debt	$9,424,822	Discounted Cash Flow	Discount Rate	6.6%	-	21.5%	9.8%
	1,741,796	Transactional Value	Cost	N/A		N/A	N/A
	24,840	Asset Recoverability	Recoverability %	0.0%	-	88.5%	52.0%
	73	Single Broker Quote	Single Broker Quote	N/A		N/A	N/A
Second Lien Secured Debt	5,723	Asset Recoverability	Recoverability %	20.8%	-	20.8%	20.8%
Common Equity/Interests	832	Market Comparable Technique	Comparable Multiple	8.0x	-	20.0x	10.9x
Preferred Equity	6,378	Market Comparable Technique	Comparable Multiple	0.1x	-	17.8x	0.7x
	49	Transactional Value	Cost	N/A		N/A	N/A
Total Level 3 Investments	$11,204,513
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

Investment Transactions

For the three and nine months ended September 30, 2025, purchases of investments on a trade date basis were $3,643,804 and $12,619,631, respectively.

For the three and nine months ended September 30, 2024, purchases of investments on a trade date basis were $2,728,622 and $8,274,095, respectively.

For the three and nine months ended September 30, 2025, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $1,019,398 and $4,978,735, respectively.

For the three and nine months ended September 30, 2024, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $1,442,215 and $2,710,449, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three and nine months ended September 30, 2025, PIK income earned was $13,743 and $28,254, respectively. During the three and nine months ended September 30, 2024, PIK income earned was $3,726 and $12,778, respectively.

The following table shows the change in capitalized PIK balance for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
PIK balance at beginning of period	$46,505	$22,570	$32,548	$13,026
PIK income capitalized	12,285	4,420	26,242	13,964
Adjustments due to investments exited or written off	(2,512)	—	(2,512)	—
PIK income received in cash	—	—	—	—
PIK balance at end of period	$56,278	$26,990	$56,278	$26,990

Note 5. Derivative Instruments

In the normal course of business, the Company enters into derivative financial instruments to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures.

Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2025:

Counterparty	Notional amount to be purchased		Notional amount to be sold		Settlement Date	Fair Value*	Balance Sheet Location of Net Amounts
BNP Paribas S.A.		$1,148	A$	1,737	12/17/2025	$(2)	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.		$3,658	C$	5,031	12/17/2025	$31	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.	₣	90		$115	12/17/2025	$(1)	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.		$29,874		€25,364	12/17/2025	$(16)	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.		$9,009		£6,664	12/17/2025	$48	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International	A$	2,617		$1,729	12/17/2025	$4	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International		$10,104		€8,576	12/17/2025	$(2)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International		$4,508		£3,336	12/17/2025	$22	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International		$3,404		¥494,868	12/17/2025	$33	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$91,695	A$	138,699	12/17/2025	$(123)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$11,997	C$	16,520	12/17/2025	$88	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$523,258		€444,109	12/17/2025	$(100)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$181,475		£134,263	12/17/2025	$926	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$11,676		¥1,701,450	12/17/2025	$86	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$70,575	Skr	658,482	12/17/2025	$319	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$113,378	A$	171,867	12/17/2025	$(397)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$20,605	C$	28,381	12/17/2025	$146	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$5,735	₣	4,513	12/17/2025	$18	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$221,508		€187,970	12/17/2025	$(4)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$891,815		£659,829	12/17/2025	$4,515	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$240		¥35,025	12/17/2025	$1	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$4,240	Skr	39,590	12/17/2025	$15	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$62,111	Nkr	619,731	12/17/2025	$63	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association		$116,067	A$	177,152	12/17/2025	$(1,206)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association		$8,880	C$	12,214	12/17/2025	$75	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association		$582,747		€495,001	12/17/2025	$(585)	Unrealized appreciation (depreciation) on foreign currency forward contracts

Wells Fargo Bank National Association	$791,488	£585,790	12/17/2025	$3,750	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association	$185	¥27,019	12/17/2025	$1	Unrealized appreciation (depreciation) on foreign currency forward contracts
				$7,705

* Totals may not foot due to rounding.

Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2024:

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value*	Balance Sheet Location of Net Amounts
Morgan Stanley and Co. International PLC	$467,803		€443,140	3/19/2025	$7,452	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley and Co. International PLC	$134,773		£106,480	3/19/2025	$1,590	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley and Co. International PLC	$(4,765)	A$	(7,469)	3/19/2025	$(141)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley and Co. International PLC	$1,921	C$	2,720	3/19/2025	$24	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	$107,385	A$	168,922	3/19/2025	$2,827	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	$5,005	₣	4,427	3/19/2025	$87	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	$495,923		€469,652	3/19/2025	$8,031	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	$995,629		£783,988	3/19/2025	$15,038	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	$3,305	Skr	36,103	3/19/2025	$30	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas SA	$1,201		€1,140	3/19/2025	$17	Unrealized appreciation (depreciation) on foreign currency forward contracts
					$34,954

* Totals may not foot due to rounding.

Certain information related to the Company’s interest rate swaps and currency swaps are presented below as of September 30, 2025:

Counterparty	Notional Amount	Maturity Date	Fair Value*	Financial Statement Location of Net Amounts
BNP Paribas SA	$325,000	4/13/2029	$8,168	Other assets
BNP Paribas SA	$300,000	7/29/2031	$5,471	Other assets
BNP Paribas SA	$400,000	7/29/2031	$9,209	Other assets
Goldman Sachs International	$62,000	12/21/2025	$(3)	Other assets
Goldman Sachs International	$38,000	1/19/2026	$(5)	Other assets
Goldman Sachs International	$82,000	12/21/2027	$515	Other assets
Goldman Sachs International	$18,000	1/19/2028	$111	Other assets
Goldman Sachs International	€90,000	9/28/2026	$1,382	Other assets
Goldman Sachs International	$325,000	4/13/2029	$8,026	Other assets
Goldman Sachs International	$350,000	4/13/2029	$(3,129)	Other assets
SMBC Capital Markets, Inc.	$300,000	7/29/2031	$5,471	Other assets
SMBC Capital Markets, Inc.	$226,000	9/28/2026	$1,304	Other assets
SMBC Capital Markets, Inc.	$325,000	9/28/2028	$5,365	Other assets
SMBC Capital Markets, Inc.	$500,000	3/15/2032	$23,494	Other assets
U.S. Bank National Association	$400,000	8/30/2030	$3,673	Other assets
BNP Paribas SA	$60,988	5/12/2026	$1,586	Other assets
Morgan Stanley Capital Services LLC	$81,450	5/12/2026	$2,113	Other assets
			$72,751

* Totals may not foot due to rounding.

Certain information related to the Company’s interest rate swaps and currency swaps are presented below as of December 31, 2024:

Counterparty	Notional Amount	Maturity Date	Fair Value*	Financial Statement Location of Net Amounts
BNP Paribas SA	$325,000	4/13/2029	$1,019	Other liabilities and expenses
BNP Paribas SA	$300,000	7/29/2031	$(4,159)	Other liabilities and expenses
Goldman Sachs International	$62,000	12/21/2025	$(83)	Other liabilities and expenses
Goldman Sachs International	$38,000	1/19/2026	$(68)	Other liabilities and expenses
Goldman Sachs International	€82,000	12/21/2027	€(833)	Other liabilities and expenses
Goldman Sachs International	$18,000	1/19/2028	$(197)	Other liabilities and expenses
Goldman Sachs International	$90,000	9/28/2026	$1,940	Other liabilities and expenses
Goldman Sachs International	$325,000	4/13/2029	$851	Other liabilities and expenses
Goldman Sachs International	$350,000	4/13/2029	$(12,997)	Other liabilities and expenses
SMBC Capital Markets, Inc.	$300,000	7/29/2031	$(4,159)	Other liabilities and expenses
SMBC Capital Markets, Inc.	$226,000	9/28/2026	$648	Other liabilities and expenses
SMBC Capital Markets, Inc.	$325,000	9/28/2028	$(1,047)	Other liabilities and expenses
BNP Paribas SA	$400,000	7/29/2031	$(3,375)	Other liabilities and expenses
Morgan Stanley Capital Services LLC	$81,000	5/12/2026	$6,706	Other liabilities and expenses
BNP Paribas SA	$61,000	5/12/2026	$5,034	Other liabilities and expenses
			$(10,719)

* Totals may not foot due to rounding.

The Company’s foreign currency forward contracts and currency swaps are not designated in a qualifying hedge accounting relationship. Net realized and change in unrealized gains and losses for the three and nine months ended September 30, 2025 and 2024, for the Company’s foreign currency forward contracts and currency swaps, are in the following locations in the Consolidated Statements of Operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Financial Statement Location	2025	2024	2025	2024
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$(25,213)	$(33,582)	$(235,278)	$(37,709)
Currency swaps	Net realized gain (loss) on derivatives	799	835	2,066	835
		$(24,414)	$(32,747)	$(233,212)	$(36,874)

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Financial Statement Location	2025	2024	2025	2024
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$74,212	$(29,486)	$(27,248)	$(14,589)
Currency swaps	Net change in unrealized appreciation (depreciation) on derivatives	8,583	(6,813)	(6,885)	(5,383)
		$82,795	$(36,299)	$(34,133)	$(19,972)

The Company’s interest rate swaps have been designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three and nine months ended September 30, 2025 and 2024, for the Company’s interest rate swaps, are in the following locations in the Consolidated Statements of Operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Financial Statement Location	2025	2024	2025	2024
Interest rate swaps	Interest and other debt expenses	$1,139	$(55,210)	$(81,645)	$(32,147)
Hedged items	Interest and other debt expenses	4,207	61,326	91,511	46,256
		$5,346	$6,116	$9,866	$14,109

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported net in the Consolidated Statements of Assets and Liabilities. The following table presents the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2025:

	As of September 30, 2025
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
BNP Paribas SA	$24,434	$—	$—	$(23,110)	$1,324
Goldman Sachs International	10,034	(3,137)	—	(4,240)	2,657
SMBC Capital Markets, Inc.	35,634	—	—	(34,620)	1,014
Morgan Stanley Capital Services LLC	2,113	—	—	(2,113)	—
Wells Fargo Bank National Association	3,826	(1,791)	—	(2,035)	—
U.S. Bank National Association	3,673	—	—	(3,673)	—
Total	$79,714	$(4,928)	$—	$(69,791)	$4,995

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
BNP Paribas SA	$—	$—	$—	$—	$—
Goldman Sachs International	(3,137)	3,137	—	—	—
SMBC Capital Markets, Inc.	—	—	—	—	—
Morgan Stanley Capital Services LLC	—	—	—	—	—
Wells Fargo Bank National Association	(1,791)	1,791	—	—	—
U.S. Bank National Association	—	—	—	—	—
Total	$(4,928)	$4,928	$—	$—	$—
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

Note 6. Debt and Foreign Currency Transactions and Translations

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2025 and December 31, 2024, the Company’s asset coverage was 274.0% and 291.1%, respectively.

The Company’s outstanding debt obligations as of September 30, 2025 were as follows:

	September 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value		Fair Value (3)	Unused Portion (1)	Available Amount (2)
Revolving Credit Facility	$3,453,000	$1,558,900	$1,558,900		$1,558,900	$1,873,741	$1,873,741
Cardinal Funding LLC	800,000	775,000	775,000		775,000	25,000	25,000
Grouse Funding LLC	500,000	500,000	500,000		492,650	—	—
Mallard Funding LLC	500,000	500,000	500,000		500,000	—	—
December 2025 Notes	62,000	62,000	61,997		61,997	—	—
January 2026 Notes	38,000	38,000	37,995		37,995	—	—
December 2027 Notes	82,000	82,000	82,515		82,515	—	—
January 2028 Notes	18,000	18,000	18,111		18,111	—	—
September 2026 Notes	226,000	226,000	227,304		227,304	—	—
September 2028 Notes	325,000	325,000	330,365		330,365	—	—
September 2026 Euronotes	105,665	105,665	107,046		107,046	—	—
2029 Notes	1,000,000	1,000,000	1,021,017	(4)	1,021,017	—	—
2031 Notes	1,000,000	1,000,000	1,026,538	(4)	1,026,538	—	—
2032 Notes	500,000	500,000	523,089	(4)	523,089	—	—
2030 Notes	400,000	400,000	403,427	(4)	403,427	—	—
Class A-1 Notes	450,000	450,000	450,000		451,076	—	—
2025 Class A-1a Notes	126,000	126,000	126,000		125,923	—	—
2025 Class A-1a-L1 Loans	114,000	114,000	114,000		113,931	—	—
2025 Class A-1a-L2 Loans	50,000	50,000	50,000		49,970	—	—
2025 Class A-1b Notes	10,000	10,000	10,000		9,996	—	—
2025 Class A-1b Loans	10,000	10,000	10,000		9,996	—	—
2025 Class A-2 Notes	20,000	20,000	20,000		19,991	—	—
2025 Class 2A A1 Notes	300,000	300,000	300,000		300,428	—	—
2025 Class 2A A2 Notes	30,000	30,000	30,000		30,057	—	—
	$10,119,665	$8,200,565	$8,283,304		$8,277,322	$1,898,741	$1,898,741
Deferred Financing Costs			(74,851)
Total Debt Obligations, net of Deferred Financing Costs and Debt Discount			$8,208,453
(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2025. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
(4)
Balance is inclusive of original issue discount and/or premium on notes issued below/above par.

The Company’s outstanding debt obligations as of December 31, 2024 were as follows:

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value		Fair Value (3)	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$2,740,000	$469,660	$469,660		$469,660	$2,262,302	$2,262,302
Cardinal Funding LLC	800,000	664,900	664,900		664,900	135,100	132,672
Grouse Funding LLC	250,000	187,500	187,500		187,500	62,500	62,500
Mallard Funding LLC	500,000	378,900	378,900		378,900	121,100	121,100
December 2025 Notes	62,000	62,000	61,917		61,917	—	—
January 2026 Notes	38,000	38,000	37,932		37,932	—	—
December 2027 Notes	82,000	82,000	81,167		81,167	—	—
January 2028 Notes	18,000	18,000	17,803		17,803	—	—
September 2026 Notes	226,000	226,000	226,648		226,648	—	—
September 2028 Notes	325,000	325,000	323,953		323,953	—	—
September 2026 Euronotes	93,226	93,226	95,166		95,166	—	—
2029 Notes	1,000,000	1,000,000	998,509	(4)	998,509	—	—
2031 Notes	1,000,000	1,000,000	995,513	(4)	995,513	—	—
CLO Class A-1 Notes	450,000	450,000	450,000		450,855	—	—
Total Debt Obligations, net of Debt Discounts	$7,584,226	$4,995,186	$4,989,568		$4,990,423	$2,581,002	$2,578,574
Deferred Financing Costs			(57,385)
Total Debt Obligations, net of Deferred Financing Costs and Debt Discounts			$4,932,183

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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Average debt outstanding	$6,847,960	$4,319,296	$5,974,741	$3,323,558
Maximum amount of debt outstanding	8,200,565	4,854,468	8,200,565	4,854,468
Weighted average annualized interest cost (1)	6.87%	7.73%	6.95%	8.12%

Annualized amortized debt issuance cost	0.21%	0.25%	0.21%	0.28%
Total annualized interest cost	7.08%	7.98%	7.16%	8.40%

Average 1-month SOFR rate	4.13%	5.30%	4.23%	5.30%

(1)
Includes the stated interest expense for all facilities and commitment fees on the unused portions of the Senior Secured Facility and SPV Financing Facilities, and net interest on interest rate swaps entered into qualifying hedge accounting relationships. Commitment fees for the three and nine months ended September 30, 2025 were $2,637 and $8,713, respectively. Commitment fees for the three and nine months ended September 30, 2024 were $2,005 and $6,994, respectively.

The components of interest expense for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Borrowing interest expense	$112,908	$77,372	$297,626	$184,593
Facility unused fees	2,637	2,005	8,713	6,994
Amortization of financing costs and debt issuance costs	3,193	2,667	8,607	6,923
Gain (loss) from interest rate swaps accounted for as hedges and related hedged items
Interest rate swaps	1,139	(55,210)	(81,645)	(32,147)
Hedged items	4,207	61,326	91,511	46,256
Total interest expense	$124,084	$88,160	$324,812	$212,619

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

The final maturity date under the Senior Secured Facility was extended by over one year from March 11, 2027 to October 12, 2028. The covenants and representations and warranties the Company is required to comply with were also modified (with changes including, among other things, that the minimum shareholders’ equity test was reset), but the remaining terms and conditions of the Senior Secured Facility remain substantially the same.

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

On August 12, 2025, the Company amended and extended its Senior Secured Facility. Lender commitments under the Senior Secured Facility increased from $2.740 billion to $3.453 billion and the Senior Secured Facility’s “accordion” feature that allows the Company to increase the size of the Senior Secured Facility increased from $4.110 billion to $5.180 billion. The final maturity date under the Senior Secured Facility was extended from October 17, 2029 to August 12, 2030. The unused commitment fee was reduced from 0.375% to 0.325%. The covenants and representations and warranties the Company is required to comply with were also modified (with changes including, among other things, that the minimum shareholders’ equity test was reset), but the remaining terms and conditions of the Senior Secured Facility remain substantially the same. The Senior Secured Facility continues to include usual and customary events of default for senior secured revolving credit facilities of this type.

Loans under the Senior Secured Facility denominated in US dollars will bear interest, at the Company’s option, at the base rate plus a spread of 0.525%, 0.650% or 0.775% or the term Secured Overnight Financing Rate ("SOFR") rate plus a credit spread adjustment of 0.10% and spread of 1.525%, 1.650% or 1.775%, in each case, with such spread being determined based on the total amount of the gross borrowing base relative to the total combined debt amount, as of the date of determination. Loans under the Senior Secured Facility denominated in currencies other than US dollars will bear interest at certain local rates consistent with market standards. Interest on loans denominated in dollars is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of the applicable interest period in the case of loans bearing interest at the term SOFR rate (or at each three month interval in the case of loans with interest periods greater than three months). Interest on loans denominated in currencies other than US dollars is due and payable in a manner consistent with market standards. The Company is also obligated to pay other customary closing fees, arrangement fees, administration fees, commitment fees and letter of credit fees for a credit facility of this size and type.

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

The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $200,000. As of September 30, 2025 and December 31, 2024, the Company had $20,358 and $8,038, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $1,873,741 and $2,262,302 as of September 30, 2025 and December 31, 2024, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

As of September 30, 2025, the Company was in compliance with all covenants and other requirements of the Senior Secured Facility.

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

As of September 30, 2025, the Company was in compliance with all covenants and other requirements of the SPV Financing Facilities.

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

On July 2, 2025, the Company priced a collateralized loan obligation transaction that closed on August 12, 2025 (the “ADS CLO 2 Transaction”), whereby Barn Owl Funding issued $502.1 million in notes collateralized by the assets held by Barn Owl Funding and for which the Company acted as collateral manager. In connection with the ADS CLO 2 Transaction, the Barn Owl Funding Credit Agreement was paid in full and terminated.

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

Additionally, the 2025 CLO Issuer incurred certain loans as part of the 2025 Debt Securitization, consisting of $114 million of AAA(sf)/AAA(sf) Class A-1a-L1 Loans due 2037, which bear interest at the three-month SOFR plus 1.67% (the “2025 Class A-1a-L1 Loans”); $50 million of AAA(sf)/AAA(sf) Class A-1a-L2 Loans due 2037, which bear interest at the three-month SOFR plus 1.67% (the “2025 Class A-1a-L2 Loans”); and $10 million of AAA(sf) Class A-1b Loans due 2037, which bear interest at the three-month SOFR plus 1.90% (the “2025 Class A-1b Loans” and together with the 2025 Class A-1a-L1 Loans and the 2025 Class A-1a-L2 Loans, the “2025 Loans” and the 2025 Loans together with the 2025 Secured Notes, the “2025 Secured Debt” and 2025 Secured Debt together with the 2025 Subordinated Notes, the “2025 Debt”) incurred by the 2025 CLO Issuer on the 2025 CLO Closing Date. The (i) 2025 Class A-1a-L1 Loans were incurred pursuant to a Class A-1a-L1 Credit Agreement among the 2025 CLO Issuer, as borrower, U.S. Bank Trust Company, National Association, as loan agent and collateral trustee and the lenders party thereto (the “Class A-1a-L1 Credit Agreement”), (ii) 2025 Class A-1a-L2 Loans were incurred pursuant to a Class A-1a-L2 Credit Agreement among the 2025 CLO Issuer, as borrower, U.S. Bank Trust Company, National Association, as loan agent and collateral trustee and the lenders party thereto (the “Class A-1a-L2 Credit Agreement”), and (iii) 2025 Class A-1b Loans were incurred pursuant to a Class A-1b Credit Agreement among the 2025 CLO Issuer, as borrower, U.S. Bank Trust Company, National Association, as loan agent and collateral trustee and the lenders party thereto (the “Class A-1b Credit Agreement” and together with the Class A-1a-L1 Credit Agreement and the Class A-1a-L2 Credit Agreement, the “2025 CLO Credit Agreements”).

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

2025 ADS CLO 2 Debt Securitization

On August 12, 2025 (the “ADS CLO 2 Closing Date”), the Company completed a $502.1 million term debt securitization (the “ADS CLO 2 Debt Securitization”).

On the ADS CLO 2 Closing Date and in connection with the ADS CLO 2 Debt Securitization, ADS CLO 2 LLC (the “ADS CLO 2 Issuer”), an indirect, wholly-owned, consolidated subsidiary of the Company, entered into a note purchase and placement agreement with BofA Securities, Inc., as the initial purchaser (the “ADS CLO 2 Initial Purchaser”) and Apollo Global Securities, LLC, as placement agent, pursuant to which the ADS CLO 2 Issuer agreed to sell certain of the notes to the ADS CLO 2 Initial Purchaser issued as part of the ADS CLO 2 Debt Securitization pursuant to an indenture by and between the ADS CLO 2 Issuer and U.S. Bank Trust Company, National Association, as trustee (the “ADS CLO 2 Indenture”).

The notes issued as part of the ADS CLO 2 Debt Securitization consist of $300 million of AAA(sf)/Aaa(sf) Class A-1 Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.30% (the “ADS CLO 2 Class A-1 Notes”); $30 million of AA(sf) Class A-2 Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.70% (the “ADS CLO 2 Class A-2 Notes”); $65 million of A(sf) Class B Senior Secured Deferrable Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.80% (the “ADS CLO 2 Class B Notes”); $35 million of BBB-(sf) Class C Senior Secured Deferrable Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 2.75% (the “ADS CLO 2 Class C Notes” and together with the ADS CLO 2 Class A-1 Notes, the ADS CLO 2 Class A-2 Notes and the ADS CLO 2 Class B Notes, the “ADS CLO 2 Secured Notes”). Additionally, on the ADS CLO 2 Closing Date, the ADS CLO 2 Issuer issued $72.1 million of Subordinated Notes due 2037 (the “ADS CLO 2 Subordinated Notes”), which do not bear interest. The ADS CLO 2 Secured Notes together with the ADS CLO 2 Subordinated Notes are collectively referred to herein as the “ADS CLO 2 Notes”.

The ADS CLO 2 Debt Securitization is backed by a diversified portfolio consisting primarily of first-priority commercial loans. The ADS CLO 2 Notes are scheduled to mature on July 15, 2037; however, the ADS CLO 2 Notes may be redeemed by the ADS CLO 2 Issuer, at the direction of ADS CLO 2 Depositor LLC (the “ADS CLO 2 Retention Provider”), a wholly-owned, consolidated subsidiary of the Company, as owner of a majority of the ADS CLO 2 Subordinated Notes, on any business day on or after July 15, 2027. The ADS CLO 2 Retention Provider acts as retention holder in connection with the ADS CLO 2 Debt Securitization for the purposes of satisfying certain U.S. regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the ADS CLO 2 Subordinated Notes. The Company, through the ADS CLO 2 Retention Provider, has retained 100% of the ADS CLO 2 Class B Notes, the ADS CLO 2 Class C Notes and the ADS CLO 2 Subordinated Notes issued in the ADS CLO 2 Debt Securitization.

The ADS CLO 2 Issuer intends to use the proceeds from the ADS CLO 2 Debt Securitization to, among other things, purchase certain loans (“ADS CLO 2 Collateral Obligations”) from time to time on and after the ADS CLO 2 Closing Date from the Company pursuant to a master loan sale agreement entered into on the ADS CLO 2 Closing Date (the “ADS CLO 2 Loan Sale Agreement”) among the Company, the ADS CLO 2 Retention Provider and the ADS CLO 2 Issuer. Under the terms of the ADS CLO 2 Loan Sale Agreement that provide for the sale of ADS CLO 2 Collateral Obligations to the ADS CLO 2 Issuer, the Company will transfer to the ADS CLO 2 Retention Provider, and the ADS CLO 2 Retention Provider will transfer to the ADS CLO 2 Issuer, a portion of its ownership interest in the ADS CLO 2 Collateral Obligations securing the ADS CLO 2 Debt Securitization for the purchase price and other consideration set forth in the ADS CLO 2 Loan Sale Agreement from time to time on and after the ADS CLO 2 Closing Date. Following these transfers, the ADS CLO 2 Issuer, and not the ADS CLO 2 Retention Provider or the Company, will hold all of the ownership interest in such loans and participations. The Company made customary representations, warranties and covenants in the ADS CLO 2 Loan Sale Agreement.

The ADS CLO 2 Secured Notes are the secured obligation of the ADS CLO 2 Issuer, the ADS CLO 2 Subordinated Notes are the unsecured obligations of the ADS CLO 2 Issuer, and the ADS CLO 2 Indenture governing the ADS CLO 2 Notes include customary covenants and events of default. The ADS CLO 2 Notes have not been, and will not be, registered under the Securities Act of 1933, as amended, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

The Company serves as collateral manager to the ADS CLO 2 Issuer under a collateral management agreement entered into on the ADS CLO 2 Closing Date (the “ADS CLO 2 Collateral Management Agreement”). Pursuant to the ADS CLO 2 Collateral Management Agreement, so long as the Company is the collateral manager, the collateral management fee will equal 0.0% per annum of the fee basis amount.

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt obligations outstanding as of September 30, 2025:

	September 30, 2025
	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound	£130,000	175,697	174,837	860	10/20/2025
European Euro	€144,000	168,320	169,063	(743)	10/29/2025
European Euro	€90,000	95,081	105,665	(10,584)	N/A
Total	364,000	439,098	449,565	(10,467)

The Company had the following foreign-denominated debt obligations outstanding as of December 31, 2024:

	December 31, 2024
	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound	£31,680	40,264	39,660	604	1/17/2025
European Euro	€90,000	95,081	93,226	1,854	N/A
Total	121,680	135,345	132,886	2,458

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

In connection with the 2023 Series A Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the September 2026 Notes, the Company receives a fixed interest rate of 8.54% per annum and pays a floating interest rate of three-month SOFR + 4.18% per annum on $226 million of the 2026 Notes. Under the interest rate swap agreement related to the September 2028 Notes, the Company receives a fixed interest rate of 8.62% per annum and pays a floating interest rate of three-month SOFR + 4.56% per annum on $325 million of the September 2028 Notes. Under the interest rate swap agreement related to the September 2026 Euronotes, the Company receives a fixed interest rate of 7.02% per annum and pays a floating interest rate of ESTR + 3.72% per annum on €90 million of the September 2026 Euronotes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

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

In connection with the 2029 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominantly floating rate loans. Under the interest rate swap agreement related to the 2029 Notes, the Company receives a fixed interest rate of 6.90% per annum and pays a floating interest rate of three-month SOFR + 2.71% per annum on $325 million of the 2029 Notes, the Company receives a fixed interest rate of 6.90% per annum and pays a floating interest rate of three-month SOFR + 2.70% per annum on $325 million of the 2029 Notes, and the Company receives a fixed interest rate of 5.86% per annum and pays a floating interest rate of three-month SOFR + 2.67% per annum on $350 million of the 2029 Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

2030 Notes

On July 17, 2025, the Company and the Trustee entered into a Fourth Supplemental Indenture (the “Fourth Supplemental Indenture” and, together with the Base Indenture, the “July 2025 Indenture”) related to the $400 million in aggregate principal amount of its 5.875% notes due 2030 (the “2030 Notes”), which supplements the Base Indenture. The 2030 Notes will mature on August 30, 2030 and may be redeemed in whole or in part at the Company's option at any time or from time to time at the redemption prices set forth in the July 2025 Indenture. The 2030 Notes bear interest at a rate of 5.875% per year payable semi-annually on February 28 and August 30 of each year, commencing on February 28, 2026. The 2030 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company's existing and future indebtedness that is expressly subordinated in right of payment to the 2030 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company's secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.

In connection with the 2030 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominantly floating rate loans. Under the interest rate swap agreement related to the 2030 Notes, the Company receives a fixed interest rate of 5.89% per annum and pays a floating interest rate of three-month SOFR + 2.21% per annum on $400 million of the 2030 Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

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

In connection with the 2031 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominantly floating rate loans. Under the interest rate swap agreement related to the 2031 Notes, the Company receives a fixed interest rate of 6.70% per annum and pays a floating interest rate of three-month SOFR + 2.80% per annum on $600 million of the 2031 Notes, and the Company receives a fixed interest rate of 6.35% per annum and pays a floating interest rate of three-month SOFR + 2.39% per annum on $400 million of the 2031 Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

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

In connection with the 2032 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominantly floating rate loans. Under the interest rate swap agreement related to the 2032 Notes, the Company receives a fixed interest rate of 6.55% per annum and pays a floating interest rate of three-month SOFR + 2.18% per annum on $500 million of the 2032 Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

Note 7. Net Assets

The Company has the authority to issue an unlimited number of Common Shares at $0.01 per share par value.

The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024		Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
Class S:	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Proceeds from shares sold	7,462,548	$183,518	8,656,673	$215,619	32,039,246	$791,294	33,106,492	$820,819
Repurchase of common shares	(2,133,572)	(52,322)	(470,205)	(11,726)	(4,433,147)	(108,948)	(1,474,659)	(36,707)
Early repurchase deduction	—	47	—	25	—	104	—	150
Distributions reinvested	1,388,033	34,136	823,220	20,505	3,737,899	92,202	1,992,071	49,454
Net increase (decrease)	6,717,009	$165,379	9,009,688	$224,423	31,343,998	$774,652	33,623,904	$833,716
Class D:
Proceeds from shares sold	282,333	6,941	303,286	7,553	444,397	10,936	552,418	13,695
Repurchase of common shares	—	—	—	—	(486)	(12)	—	—
Early repurchase deduction	—	—	—	—	—	—	—	—
Distributions reinvested	20,903	514	10,006	249	57,469	1,418	20,122	500
Net increase (decrease)	303,236	$7,455	313,292	$7,802	501,380	$12,342	572,540	$14,195
Class I:
Proceeds from shares sold	50,880,460	1,251,391	42,529,065	1,059,240	180,625,664	4,458,448	128,721,152	3,193,746
Repurchase of common shares	(14,150,493)	(346,939)	(2,261,111)	(56,387)	(25,551,664)	(627,636)	(7,948,864)	(197,767)
Early repurchase deduction	—	22	—	7	—	36	—	30
Distributions reinvested	4,005,558	98,511	2,177,555	54,242	10,887,595	268,569	5,437,600	134,960
Net increase (decrease)	40,735,525	$1,002,985	42,445,509	$1,057,102	165,961,595	$4,099,417	126,209,888	$3,130,969
Total net increase (decrease)	47,755,770	$1,175,819	51,768,489	$1,289,327	197,806,973	$4,886,411	160,406,332	$3,978,880

Net Asset Value per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class S shares, Class D shares and Class I shares during the nine months ended September 30, 2025 and 2024:

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2025	$24.83	$24.83	$24.83
February 28, 2025	24.77	24.77	24.77
March 31, 2025	24.65	24.65	24.65
April 30, 2025	24.58	24.58	24.58
May 31, 2025	24.64	24.64	24.64
June 30, 2025	24.60	24.60	24.60
July 31, 2025	24.63	24.63	24.63
August 31, 2025	24.55	24.55	24.55
September 30, 2025	24.52	24.52	24.52

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2024	$24.62	$24.62	$24.62
February 29, 2024	24.67	24.67	24.67
March 31, 2024	24.85	24.85	24.85
April 30, 2024	24.84	24.84	24.84
May 31, 2024	24.90	24.90	24.90
June 30, 2024	24.90	24.90	24.90
July 31, 2024	24.90	24.90	24.90
August 31, 2024	24.92	24.92	24.92
September 30, 2024	24.94	24.94	24.94

Distributions

The Board authorizes and declares monthly distribution amounts per share of Class S shares, Class D shares and Class I shares. The following table presents distributions that were declared during the nine months ended September 30, 2025:

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2025	January 22, 2025	February 27, 2025	$0.1621	$13,892	$0.1747	$182	$0.1800	$57,637
January 31, 2025	December 23, 2024	February 27, 2025	0.0200	1,714	0.0200	21	0.0200	6,405	(1)
February 28, 2025	February 21, 2025	March 27, 2025	0.1638	14,739	0.1752	183	0.1800	62,318
February 28, 2025	December 23, 2024	March 27, 2025	0.0200	1,800	0.0200	21	0.0200	6,923	(1)
March 31, 2025	March 24, 2025	April 28, 2025	0.1621	15,583	0.1747	186	0.1800	66,593
March 31, 2025	December 23, 2024	April 28, 2025	0.0200	1,896	0.0200	21	0.0200	7,308	(1)
April 30, 2025	April 22, 2025	May 29, 2025	0.1628	16,289	0.1749	192	0.1800	70,701
April 30, 2025	March 24, 2025	May 29, 2025	0.0200	2,001	0.0200	22	0.0200	7,856	(1)
May 31, 2025	May 22, 2025	June 27, 2025	0.1623	16,725	0.1748	196	0.1800	74,897
May 31, 2025	March 24, 2025	June 27, 2025	0.0200	2,061	0.0200	22	0.0200	8,322	(1)
June 30, 2025	June 23, 2025	July 29, 2025	0.1628	17,424	0.1749	215	0.1800	78,164
June 30, 2025	March 24, 2025	July 29, 2025	0.0200	2,141	0.0200	25	0.0200	8,685	(1)
July 31, 2025	July 23, 2025	August 27, 2025	0.1622	17,536	0.1748	224	0.1800	78,999
July 31, 2025	June 23, 2025	August 27, 2025	0.0200	2,162	0.0200	26	0.0200	8,778	(1)
August 31, 2025	August 22, 2025	September 26, 2025	0.1622	18,072	0.1748	240	0.1800	83,177
August 31, 2025	June 23, 2025	September 26, 2025	0.0200	2,228	0.0200	28	0.0200	9,242	(1)
September 30, 2025	September 24, 2025	October 28, 2025	0.1628	18,669	0.1750	268	0.1800	86,755
September 30, 2025	June 23, 2025	October 28, 2025	0.0200	2,293	0.0200	31	0.0200	9,640	(1)
			$1.6431	$167,224	$1.7538	$2,103	$1.8000	$732,400

* Totals may not foot due to rounding.

(1) Represents a special distribution.

The following table presents distributions that were declared during the nine months ended September 30, 2024:

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2024	January 23, 2024	February 28, 2024	$0.1622	$6,206	$0.1748	$74	$0.1800	$25,802
January 31, 2024	December 20, 2023	February 28, 2024	0.0200	765	0.0200	8	0.0200	2,867	(1)
February 29, 2024	February 26, 2024	March 27, 2024	0.1634	6,818	0.1751	82	0.1800	28,229
February 29, 2024	December 20, 2023	March 27, 2024	0.0200	835	0.0200	9	0.0200	3,137	(1)
March 29, 2024	March 21, 2024	April 26, 2024	0.1622	7,606	0.1748	90	0.1800	31,021
March 29, 2024	December 20, 2023	April 26, 2024	0.0200	938	0.0200	10	0.0200	3,447	(1)
April 30, 2024	April 23, 2024	May 29, 2024	0.1627	8,260	0.1749	100	0.1800	33,209
April 30, 2024	March 21, 2024	May 29, 2024	0.0200	1,015	0.0200	11	0.0200	3,690	(1)
May 31, 2024	May 22, 2024	June 27, 2024	0.1621	9,041	0.1747	90	0.1800	35,634
May 31, 2024	March 21, 2024	June 27, 2024	0.0200	1,116	0.0200	10	0.0200	3,959	(1)
June 28, 2024	June 21, 2024	July 29, 2024	0.1627	9,704	0.1749	94	0.1800	39,154
June 28, 2024	March 21, 2024	July 29, 2024	0.0200	1,193	0.0200	11	0.0200	4,349	(1)
July 31, 2024	July 22, 2024	August 27, 2024	0.1621	10,110	0.1747	103	0.1800	41,346
July 31, 2024	June 21, 2024	August 27, 2024	0.0200	1,247	0.0200	12	0.0200	4,594	(1)
August 30, 2024	August 21, 2024	September 26, 2024	0.1621	10,607	0.1747	142	0.1800	45,045
August 30, 2024	June 21, 2024	September 26, 2024	0.0200	1,309	0.0200	16	0.0200	5,005	(1)
September 30, 2024	August 21, 2024	October 29, 2024	0.1626	11,165	0.1749	148	0.1800	46,994
September 30, 2024	June 21, 2024	October 29, 2024	0.0200	1,373	0.0200	17	0.0200	5,222	(1)
			$1.6421	$89,308	$1.7535	$1,029	$1.8000	$362,703

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

Through September 30, 2025, none of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions.

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the nine months ended September 30, 2025:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.6360	$166,536	$1.7467	$2,095	$1.7929	$729,703
Net realized gains	0.0071	688	0.0071	8	0.0071	2,697
Distributions in excess of net investment income	—	—	—	—	—	—
	$1.6431	$167,224	$1.7538	$2,103	$1.8000	$732,400

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the nine months ended September 30, 2024:

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

The following table presents information with respect to the Company’s share repurchases during the nine months ended September 30, 2025:

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 17, 2025	5,282,627	1.38%	$24.65	March 31, 2025	130,147	13,919,523
June 16, 2025	8,418,605	1.83%	$24.60	June 30, 2025	207,118	14,645,892
September 15, 2025	16,284,065	3.05%	$24.52	September 30, 2025	399,191	10,420,646

(1) Percentage is based on total shares as of the close of the previous calendar quarter.

(2) All repurchase requests were satisfied in full.

(3) Amounts shown net of Early Repurchase Deduction.

The following table presents information with respect to the Company’s share repurchases during the nine months ended September 30, 2024:

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 15, 2024	5,079,296	3.03%	$24.85	March 31, 2024	$126,101	3,293,303
June 13, 2024	1,612,752	0.75%	$24.90	June 30, 2024	$40,110	9,120,695
September 13, 2024	2,731,316	0.99%	$24.94	September 30, 2024	$68,083	11,073,199

(1) Percentage is based on total shares as of the close of the previous calendar quarter.

(2) All repurchase requests were satisfied in full.

(3) Amounts shown net of Early Repurchase Deduction.

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2025 and December 31, 2024, the Company had the following unfunded commitments to its portfolio companies:

	September 30, 2025	December 31, 2024
Unfunded revolver obligations, bridge loan and backstop commitments (1)	$1,357,519	$1,091,693
Standby letters of credit issued and outstanding (2)	10,451	6,805
Unfunded delayed draw loan commitments (3)	1,765,028	1,324,792
Total Unfunded Commitments (4)	$3,132,998	$2,423,290
(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2025, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of September 30, 2025 and December 31, 2024, the bridge loan and backstop commitments included in the balances were $145,750 and $447,160, respectively.
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

Organizational and Offering Costs

The Adviser agreed to bear all of the Company’s organization and offering expenses through the date on which the Company broke escrow for the initial offering of its Common Shares. The Company is obligated to reimburse the Adviser for such expenses incurred upon breaking escrow for our offering. The total organization and offering costs incurred for the three and nine months ended September 30, 2025 were $65 and $434, respectively. The total organization and offering costs incurred for the three and nine months ended September 30, 2024 were $50 and $951, respectively.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business.

On March 14, 2023, certain First Lien and Second Lien holders of debt issued by Mitel filed a complaint in New York State Court captioned Ocean Trails CLO VII et al v. MLN TopCo Ltd., et al, Index No. 651327/2023, against certain other First Lien and Second Lien debt holders, as well as the Company, alleging, among other things, that the defendant lenders breached the terms of their lending agreements and the New York Uniform Voidable Transfer Act in connection with certain amendments to the relevant documents governing the debt. On December 5, 2023, the trial court granted defendants’ motions to dismiss in part and denied them in part. The plaintiffs and defendants appealed the courts’ motion to dismiss ruling to the intermediate New York State appellate court. On December 31, 2024, the intermediate New York State appellate court dismissed the entire case, including all claims against the Company. On January 30, 2025, plaintiffs filed a motion for leave to appeal the intermediate New York State appellate court’s ruling to the New York Court of Appeals. That motion was held in abeyance following Mitel’s filing of voluntary Chapter 11 bankruptcy petitions in the U.S. Bankruptcy Court for the Southern District of Texas. Plaintiffs and defendants memorialized settlement of the litigation in Mitel’s Chapter 11 plan of reorganization and related bankruptcy documentation. The effective date for Mitel’s plan of reorganization occurred on June 20, 2025. Pursuant to the settlement, the parties have submitted both (i) a stipulated request for withdrawal of the plaintiffs’ motion for leave to appeal to the New York Court of Appeals and (ii) a joint request to the trial court for the clerk to enter final judgment, dismissing with prejudice all claims and crossclaims. The request for withdrawal of the plaintiffs’ motion for leave to appeal has been granted.

Management is not aware of any pending or threatened material litigation as of September 30, 2025 other than the matter disclosed above.

Note 9. Financial Highlights

The following are the financial highlights for the nine months ended September 30, 2025:

	Nine Months Ended September 30, 2025

	Class S	Class D	Class I
Per Share Data:
Net asset value at beginning of period	$24.86	$24.86	$24.86
Net investment income (1)	1.36	1.50	1.52
Net unrealized and realized gains (losses) (2)	(0.06)	(0.09)	(0.06)
Net increase (decrease) in net assets resulting from operations	1.30	1.41	1.46
Distribution declared (3)
Net investment income	(1.63)	(1.74)	(1.79)
Net realized gains	(0.01)	(0.01)	(0.01)
Distributions in excess of net investment income	—	—	—
Net asset value at end of period	$24.52	$24.52	$24.52

Total return (4)	5.41%	5.88%	6.08%
Shares outstanding, end of period	112,537,850	1,530,426	467,781,698
Weighted average shares outstanding	101,819,929	1,199,704	407,155,993
Ratio/Supplemental Data
Net assets at end of period	$2,759,271	$37,524	$11,469,361
Annualized ratio of net expenses to average net assets (5)	6.97%	6.22%	6.12%
Annualized ratio of net investment income to average net assets (5)	7.39%	8.12%	8.23%
Portfolio turnover rate	26.98%	26.98%	26.98%
Asset coverage per unit (6)	2,740	2,740	2,740

The following are the financial highlights for the nine months ended September 30, 2024:

	Nine Months Ended September 30, 2024

	Class S	Class D	Class I
Per Share Data:
Net asset value at beginning of period	$24.63	$24.63	$24.63
Net investment income (1)	1.77	1.92	1.92
Net unrealized and realized gains (losses) (2)	0.18	0.14	0.19
Net increase (decrease) in net assets resulting from operations	1.95	2.06	2.11
Distribution declared (3)
Net investment income	(1.64)	(1.75)	(1.80)
Net realized gains	—	—	—
Distributions in excess of net investment income	—	—	—
Net asset value at end of period	$24.94	$24.94	$24.94

Total return (4)	8.16%	8.65%	8.85%
Shares outstanding, end of period	68,192,680	848,836	258,816,818
Weighted average shares outstanding	54,421,750	586,743	201,585,737
Ratio/Supplemental Data
Net assets at end of period	$1,700,601	$21,168	$6,454,419
Annualized ratio of net expenses to average net assets (5)	8.39%	7.60%	7.54%
Annualized ratio of net investment income to average net assets (5)	9.51%	10.32%	10.36%
Portfolio turnover rate	28.20%	28.20%	28.20%
Asset coverage per unit (6)	2,712	2,712	2,712

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
(5)
Annualized for the nine months ended September 30, 2025 and 2024. Operating expenses may vary in the future based on the amount of capital raised and the Adviser’s election to receive expense support, if any.
(6)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of the nine months ended September 30, 2025 and 2024, the Company's asset coverage was 274.0% and 271.2%, respectively.

Note 10. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

October Subscriptions and Distribution Declaration

On October 1, 2025, the Company issued and sold 16,425,669 shares (consisting of 13,716,057 Class I shares, 2,651,493 Class S shares and 58,119 Class D shares at an offering price of $24.52 per share for the Class I shares, Class S shares and Class D shares), and the Company received approximately $403 million as payment for such shares.

On October 22, 2025, the Company's Board declared distributions of $0.1623 per Class S share, $0.1748 per Class D share and $0.1800 per Class I share which is payable on or around November 26, 2025 to shareholders of record as of October 31, 2025.

November Subscriptions

The Company received approximately $292 million of net proceeds relating to the issuance of Class S shares, Class D shares and Class I shares for subscriptions effective November 1, 2025.

New 2030 Notes

On November 5, 2025, the Company issued an additional $100 million in aggregate principal amount of 5.875% Notes due 2030 (the “New 2030 Notes”) under the July 2025 Indenture. The New 2030 Notes were issued at a price equal to 100.854% of the face value, plus accrued interest from July 17, 2025, resulting in an effective yield to maturity of 5.655%. The New 2030 Notes were issued as “Additional Notes” under the July 2025 Indenture and have identical terms to the 2030 Notes, other than the issue date and the issue price. The New 2030 Notes will be treated as a single class of notes with the 2030 Notes for all purposes under the July 2025 Indenture.

Private Placement Bonds

2022 Series A Notes

The December 2025 Notes were prepaid on October 1, 2025 and the January 2026 Notes were prepaid on November 4, 2025, in each case, at 100% of the principal amount of such notes, together with interest accrued to, but excluding, the prepayment date, pursuant to the terms of the master note purchase agreement under which such notes were issued.

Warbler Funding Credit Facility

On October 10, 2025 (the “Warbler Closing Date”), Warbler Funding LLC (“Warbler Funding”), a Delaware limited liability company and newly formed subsidiary of the Company entered into a Loan and Security Agreement (the “Warbler Funding Loan and Security Agreement”), with Warbler Funding, as borrower, the Company, in its capacity as equityholder, the lenders from time to time parties thereto, Wells Fargo Bank, National Association, as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent.

The maximum principal amount of the Warbler Funding Secured Credit Facility as of the Warbler Closing Date is $500 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Warbler Funding’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits. Amounts drawn under the Warbler Funding Secured Credit Facility will bear interest at Daily Simple SOFR, Term CORRA, Daily Simple SONIA or EURIBOR (the “Warbler Funding Applicable Reference Rate”), in each case, plus a margin of 1.90%. All amounts outstanding under Warbler Funding Secured Credit Facility must be repaid by the date that is five years after the Warbler Closing Date of the Warbler Funding Secured Credit Facility. The contractual maturity date of the Warbler Funding Secured Credit Facility is October 10, 2030.

ADL CLO 2 LLC

On October 29, 2025, the Company completed a $702.2 million term debt securitization (the “ADL CLO 2 Debt Securitization”) whereby an indirect, wholly-owned, consolidated subsidiary of the Company (the “ADL CLO 2 Issuer”) issued and incurred certain secured debt (the “ADL CLO 2 Secured Debt”), which is the secured obligation of the ADL CLO 2 Issuer, and certain subordinated notes (the “ADL CLO 2 Subordinated Notes”), which are unsecured obligations of the ADL CLO 2 Issuer. The ADL CLO 2 Secured Debt is scheduled to mature on October 15, 2037 and the ADL CLO 2 Subordinated Notes are scheduled to mature on October 15, 2125; however, in each case, may be redeemed on any business day on or after October 15, 2027 subject to the occurrence of certain events specified in the transaction documents executed in connection with the ADL CLO 2 Debt Securitization. The Company, which serves as collateral manager to the ADL CLO 2 Issuer, has retained certain tranches of the ADL CLO 2 Secured Debt and 100% of the ADL CLO 2 Subordinated Notes through a wholly-owned, consolidated subsidiary of the Company.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Trustees of Apollo Debt Solutions BDC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Apollo Debt Solutions BDC and subsidiaries (the “Company”) as of September 30, 2025, the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended September 30, 2025 and 2024, the consolidated statements of cash flows and financial highlights for the nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our reviews in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Deloitte & Touche LLP

New York, New York
November 12, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in "Item 1A. Risk Factors" in Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2024 and "Item 1A. Risk Factors" in Part II of and elsewhere in this Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements. The nine months ended September 30, 2025 represents the period from January 1, 2025 to September 30, 2025.

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

Recent Developments

Election of Trustee

On August 7, 2025, the Board appointed Sheryl Schwartz to the Board, effective as of August 7, 2025, to serve as a Class III Trustee of the Company. Effective upon the appointment of Ms. Schwartz as a Trustee of the Company, the size of the Board was increased from five to six members. The Board also appointed Ms. Schwartz to the Audit Committee and the Nominating and Governance Committee of the Company.

Portfolio and Investment Activity

Our portfolio and investment activity during the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Investments made in portfolio companies	$3,643,804	$2,728,622	$12,619,631	$8,274,095
Investments sold	(228,239)	(244,168)	(1,890,186)	(647,219)
Net activity before repaid investments	$3,415,565	$2,484,454	$10,729,445	$7,626,876
Investments repaid	(791,159)	(1,198,047)	(3,088,549)	(2,063,230)
Net investment activity	$2,624,406	$1,286,407	$7,640,896	$5,563,646

Portfolio companies at beginning of period	365	261	323	180
Number of new portfolio companies	60	52	155	148
Number of exited portfolio companies	(19)	(18)	(72)	(33)
Portfolio companies at end of period	406	295	406	295

Number of investments made in existing portfolio companies	114	29	189	64

Our portfolio composition and weighted average yields as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Portfolio composition, at fair value:
First lien secured debt	99.8%	99.9%
Second lien secured debt	0.0%	0.0%
Unsecured debt and other	0.2%	0.1%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	9.0%	9.8%
Second lien secured debt (2)	0.0%	0.0%
Unsecured debt and other (2)	4.6%	6.0%
Total portfolio (3)	9.0%	9.8%
Interest rate type, at fair value:
Fixed rate amount	$0.9 billion	$0.4 billion
Floating rate amount	$21.6 billion	$14.2 billion
Fixed rate, as percentage of total	3.9%	2.7%
Floating rate, as percentage of total	96.1%	97.3%
Interest rate type, at amortized cost:
Fixed rate amount	$0.8 billion	$0.4 billion
Floating rate amount	$21.5 billion	$14.2 billion
Fixed rate, as percentage of total	3.5%	2.7%
Floating rate, as percentage of total	96.5%	97.3%
Weighted average spread over reference rate of all floating rate investments	4.9%	5.1%

(1)
An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.
(2)
Exclusive of investments on non-accrual status. As of September 30, 2025 and December 31, 2024, 0.3% and 0.2% of investments were on non-accrual status, respectively.
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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Investment Ranking	Fair Value	Percentage	Fair Value	Percentage
(in thousands)
1	$—	—	$—	—
2	22,206,876	98.7%	14,433,436	99.1%
3	220,125	1.0%	96,589	0.7%
4	54,465	0.2%	—	—
5	10,425	0.1%	25,510	0.2%
Total	$22,491,891	100.0%	$14,555,535	100.0%

Results of Operations

Operating results for the three and nine months ended September 30, 2025 and 2024 were as follows (dollar amounts in millions)*:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total investment income	$501.6	$347.1	$1,350.9	$853.5
Net expenses	(224.9)	(151.5)	(592.1)	(368.2)
Net investment income	276.7	195.6	758.7	485.3
Net realized gain (loss)	(14.4)	(33.6)	(234.8)	(40.6)
Net unrealized appreciation (depreciation)	25.5	(8.8)	211.1	81.9
Net increase (decrease) in net assets resulting from operations	$287.8	$153.3	$735.0	$526.7

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

Investment Income

Investment income, for the three and nine months ended September 30, 2025 and 2024 were as follows (dollar amounts in millions)*:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$484.8	$330.5	$1,308.9	$813.3
PIK interest income	13.7	3.7	28.3	12.8
Dividend income	1.6	0.7	5.1	3.1
Other income	1.4	12.1	8.6	24.3
Total investment income	$501.6	$347.1	$1,350.9	$853.5

* Totals may not foot due to rounding.

For the three months ended September 30, 2025, total investment income increased to $501.6 million from $347.1 million for the same period in the prior year, primarily driven by our continuing deployment of capital. The size of our investment portfolio at fair value increased to $22.5 billion at September 30, 2025 from $12.4 billion at September 30, 2024. For the three months ended September 30, 2025 and 2024 payment-in-kind interest income represented 2.7% and 1.1% of total investment income, respectively. We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments, and changes in interest rates.

For the nine months ended September 30, 2025, total investment income increased to $1,350.9 million from $853.5 million for the same period in the prior year primarily driven by our continuing deployment of capital. The size of our investment portfolio at fair value increased to $22.5 billion at September 30, 2025 from $12.4 billion at September 30, 2024. For the nine months ended September 30, 2025 and 2024 payment-in-kind interest income represented 2.1% and 1.5% of total investment income, respectively. We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments, and changes in interest rates.

Expenses

Expenses for the three and nine months ended September 30, 2025 and 2024 were as follows (dollar amounts in millions)*:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Management fees	$44.4	$24.5	$117.6	$59.6
Performance-based incentive fees	40.4	28.7	109.7	72.4
Interest and other debt expenses	124.1	88.2	324.8	212.6
Offering costs	0.1	0.2	0.4	0.5
Trustees' fees	0.2	0.1	0.5	0.4
Shareholder servicing fees	5.9	3.5	16.0	8.6
Administrative service expenses	2.5	1.0	7.1	3.1
Other general and administrative expenses	7.5	5.2	16.0	11.1
Total expenses	$224.9	$151.5	$592.1	$368.2

* Totals may not foot due to rounding.

For the three months ended September 30, 2025 and 2024, net expenses were $224.9 million and $151.5 million, respectively, primarily comprised of interest and other debt expenses.

For the nine months ended September 30, 2025 and 2024, net expenses were $592.1 million and $368.2 million, respectively, primarily comprised of interest and other debt expenses.

Interest and other debt expenses

For the three months ended September 30, 2025, interest and other debt expenses increased to $124.1 million from $88.2 million for the same period in the prior year, primarily driven by increased borrowings outstanding. The total annualized cost of debt decreased to 7.1% for the three months ended September 30, 2025 from 8.0% for the same period in the prior year. Although the cost of debt decreased, the average principal debt outstanding increased to $6.8 billion for the three months ended September 30, 2025 from $4.3 billion for the same period in the prior year yielding to a higher interest expense.

For the nine months ended September 30, 2025, interest and other debt expenses increased to $324.8 million from $212.6 million for the same period in the prior year, primarily driven by increased borrowings outstanding. The total annualized cost of debt decreased to 7.2% for the nine months ended September 30, 2025 from 8.4% for the same period in the prior year. Although the cost of debt decreased, the average principal debt outstanding increased to $6.0 billion for the nine months ended September 30, 2025 from $3.3 billion for the same period in the prior year yielding to a higher interest expense.

Management fees

For the three months ended September 30, 2025, gross management fees increased to $44.4 million from $24.5 million for the same period in the prior year, primarily due to an increase in average net assets. Our average net assets increased to $14.1 billion for the three months ended September 30, 2025 from $7.8 billion for the three months ended September 30, 2024. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. No management fees have been waived for the three months ended September 30, 2025 and 2024.

For the nine months ended September 30, 2025, gross management fees increased to $117.6 million from $59.6 million for the same period in the prior year, primarily due to an increase in average net assets. Our average net assets increased to $12.6 billion for the nine months ended September 30, 2025 from $6.4 billion for the nine months ended September 30, 2024. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. No management fees have been waived for the nine months ended September 30, 2025 and 2024.

Incentive fees

For the three months ended September 30, 2025, incentive fees increased to $40.4 million from $28.7 million for the same period in the prior year primarily due to our deployment of capital and increase in net investment income. No incentive fees have been waived for the three months ended September 30, 2025 and 2024.

For the nine months ended September 30, 2025, incentive fees increased to $109.7 million from $72.4 million for the same period in the prior year primarily due to our deployment of capital and increase in net investment income. No incentive fees have been waived for the nine months ended September 30, 2025 and 2024.

Other expenses

Total other expenses were $16.0 million for the three months ended September 30, 2025, primarily comprised of $5.9 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors, $3.3 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company), and $6.9 million of general and administrative expenses (including insurance, filing, research, and fees paid to our sub-administrator and transfer agent). Total other expenses for the same period in the prior year were $10.1 million. The increase compared to the same period in the prior year was primarily driven by the increased costs attributable to servicing a growing investment portfolio, increased subscriptions to our Class S and Class D shares, and increased borrowings through the existing and/or new financing facilities.

Total other expenses were $39.6 million for the nine months ended September 30, 2025, primarily comprised of $16.0 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors, $0.2 million of U.S. federal excise tax, $7.8 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company), and $15.6 million of general and administrative expenses (including insurance, filing, research, and fees paid to our sub-administrator and transfer agent). Total other expenses for the same period in the prior year were $23.6 million. The increase compared to the same period in the prior year was primarily driven by the increased costs attributable to servicing a growing investment portfolio, increased subscriptions to our Class S and Class D shares, and increased borrowings through the existing and/or new financing facilities.

Expense support

For the three and nine months ended September 30, 2025 and 2024, the Company did not receive expense support from the Adviser and did not make any repayments.

Net Realized Gain (Loss)

Net realized gains (losses) for the three and nine months ended September 30, 2025 and 2024 were comprised of the following (dollar amounts in millions)*:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Non-controlled/non-affiliated investments	$6.3	$2.5	$(22.4)	$14.0
Derivative instruments	0.8	0.8	2.1	0.8
Foreign currency forward contracts	(25.2)	(33.6)	(235.3)	(37.7)
Foreign currency translations	3.7	3.0	20.8	(17.7)
Net realized gains (losses)	$(14.4)	$(27.2)	$(234.8)	$(40.6)

* Totals may not foot due to rounding.

For the three and nine months ended September 30, 2025, we recorded total net realized losses of $14.4 million and $234.8 million, respectively, driven by net realized gains of $6.3 million and net realized losses of $22.4 million, respectively, on non-controlled/non-affiliated investments primarily due to full or partial sales and/or restructuring of our debt investments. We had net realized losses of $25.2 million and $235.3 million, respectively, from foreign currency forward contracts primarily attributable to fluctuations in the Euro and British Pound exchange rates. Net realized losses were partially offset by net realized gains of $3.7 million and $20.8 million, respectively, on foreign currency transactions, in addition to net realized gains of $0.8 million and $2.1 million on derivative instruments.

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

Net Unrealized Gain (Loss)

Net change in unrealized gains (losses) for the three and nine months ended September 30, 2025 and 2024 were comprised of the following (dollar amounts in millions)*:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Non-controlled/non-affiliated investments	$(28.4)	$74.3	$251.3	$75.1
Derivative instruments	8.6	(6.8)	(6.9)	(5.4)
Foreign currency forward contracts	74.2	(29.5)	(27.2)	(14.6)
Foreign currency translations	(28.8)	(8.8)	(6.1)	26.8
Net change in unrealized gains (losses)	$25.5	$29.2	$211.1	$81.9

* Totals may not foot due to rounding.

For the three months ended September 30, 2025, we recorded net unrealized losses of $28.4 million on non-controlled/non-affiliated investments and $28.8 million on foreign currency translations. The fair value of our debt investments, as a percentage of principal, rose from 100.3% as of June 30, 2025 to 100.8% as of September 30, 2025, reflecting improvements in portfolio company fundamentals and broader market conditions. However, unfavorable foreign currency translation impacts on cash and investments, primarily related to Euro and British Pound, contributed to the overall unrealized losses in non-controlled/non-affiliated investments and foreign currency translations. Despite these losses, the Company reported a net unrealized gain, primarily driven by $8.6 million in unrealized gains on derivative instruments and $74.2 million on foreign currency forward contracts, both influenced by movements in Euro and British Pound exchange rates.

For the three months ended September 30, 2024, we recognized gross unrealized gains on investments of $131.6 million and gross unrealized losses on investments of $57.3 million, resulting in a net change in unrealized losses of $74.3 million for the third fiscal quarter of 2024. The fair value of our debt investments as a percentage of principal remained fairly consistent between June 30, 2024 and September 30, 2024. The fair value of our debt investments as a percentage of principal remained fairly consistent between June 30, 2024 and September 30, 2024. However, our foreign investments saw unrealized gains due to the weakening of the U.S. dollar against the British Pound, Swiss Franc, Euro, Australian Dollar, and Korean Won.

For the nine months ended September 30, 2025, we recorded net unrealized gains of $251.3 million on non-controlled/non-affiliated investments. The fair value of our debt investments, as a percentage of principal, declined slightly from 100.9% as of December 31, 2024 to 100.8% as of September 30, 2025, reflecting changes in portfolio company fundamentals and broader market conditions. Despite the modest decrease in fair value of our debt investments, as a percentage of principal, favorable foreign currency translation movements, primarily in the Euro, British Pound, and Australian Dollar drove overall unrealized gains on non-controlled/non-affiliated investments. These gains were partially offset by net unrealized losses of $6.9 million on derivative instruments, $27.2 million on foreign currency forward contracts, and $6.1 million on foreign currency translations, including cash fluctuations.

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

As of September 30, 2025, we had three asset based leverage facilities, eleven unsecured debt issuances, nine CLO Notes, and one revolving credit facility outstanding. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%.

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

Debt

See Note 6 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of September 30, 2025:

	Payments Due by Period*
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$1,559	$—	$—	$1,559	$—
SPV Financing Facilities (2)	1,775	—	230	1,545	—
CLO Notes	1,110	—	—	—	1,110
Unsecured Notes	3,757	432	425	1,400	1,500
Total Debt Obligations	$8,201	$432	$655	$4,504	$2,610

* Totals may not foot due to rounding.

(1)
As of September 30, 2025, aggregate lender commitments under the Senior Secured Facility totaled $1.9 billion of unused capacity.
(2)
As of September 30, 2025, aggregate lender commitments under the SPV Financing Facilities totaled $25.0 million of unused capacity.

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

Distributions

The following table summarizes our distributions declared and payable for the nine months ended September 30, 2025 (dollar amounts in thousands, except per share amounts):

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2025	January 22, 2025	February 27, 2025	$0.1621	$13,892	$0.1747	$182	$0.1800	$57,637
January 31, 2025	December 23, 2024	February 27, 2025	0.0200	1,714	0.0200	21	0.0200	6,405	(1)
February 28, 2025	February 21, 2025	March 27, 2025	0.1638	14,739	0.1752	183	0.1800	62,318
February 28, 2025	December 23, 2024	March 27, 2025	0.0200	1,800	0.0200	21	0.0200	6,923	(1)
March 31, 2025	March 24, 2025	April 28, 2025	0.1621	15,583	0.1747	186	0.1800	66,593
March 31, 2025	December 23, 2024	April 28, 2025	0.0200	1,896	0.0200	21	0.0200	7,308	(1)
April 30, 2025	April 22, 2025	May 29, 2025	0.1628	16,289	0.1749	192	0.1800	70,701
April 30, 2025	March 24, 2025	May 29, 2025	0.0200	2,001	0.0200	22	0.0200	7,856	(1)
May 31, 2025	May 22, 2025	June 27, 2025	0.1623	16,725	0.1748	196	0.1800	74,897
May 31, 2025	March 24, 2025	June 27, 2025	0.0200	2,061	0.0200	22	0.0200	8,322	(1)
June 30, 2025	June 23, 2025	July 29, 2025	0.1628	17,424	0.1749	215	0.1800	78,164
June 30, 2025	March 24, 2025	July 29, 2025	0.0200	2,141	0.0200	25	0.0200	8,685	(1)
July 31, 2025	July 23, 2025	August 27, 2025	0.1622	17,536	0.1748	224	0.1800	78,999
July 31, 2025	June 23, 2025	August 27, 2025	0.0200	2,162	0.0200	26	0.0200	8,778	(1)
August 31, 2025	August 22, 2025	September 26, 2025	0.1622	18,072	0.1748	240	0.1800	83,177
August 31, 2025	June 23, 2025	September 26, 2025	0.0200	2,228	0.0200	28	0.0200	9,242	(1)
September 30, 2025	September 24, 2025	October 28, 2025	0.1628	18,669	0.1750	268	0.1800	86,755
September 30, 2025	June 23, 2025	October 28, 2025	0.0200	2,293	0.0200	31	0.0200	9,640	(1)
			$1.6431	$167,224	$1.7538	$2,103	$1.8000	$732,400

* Totals may not foot due to rounding.

(1) Represents a special distribution.

The following table presents distributions that were declared during the nine months ended September 30, 2024 (dollar amounts in thousands, except per share amounts):

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

Sources of distributions, other than net investment income and realized gains on a U.S. generally accepted accounting principles ("GAAP") basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the nine months ended September 30, 2025 (dollar amounts in thousands, except per share amounts):

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.6360	$166,536	$1.7467	$2,095	$1.7929	$729,703
Net realized gains	0.0071	688	0.0071	8	0.0071	2,697
Distributions in excess of net investment income	—	—	—	—	—	—
	$1.6431	$167,224	$1.7538	$2,103	$1.8000	$732,400

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the nine months ended September 30, 2024 (dollar amounts in thousands, except per share amounts):

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

The following table presents information with respect to the Company’s share repurchases during the nine months ended September 30, 2025 (dollar amounts in thousands, except per share amounts):

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 17, 2025	5,282,627	1.38%	$24.65	March 31, 2025	130,147	13,919,523
June 16, 2025	8,418,605	1.83%	$24.60	June 30, 2025	207,118	14,645,892
September 15, 2025	16,284,065	3.05%	$24.52	September 30, 2025	399,191	10,420,646

(1) Percentage is based on total shares as of the close of the previous calendar quarter.

(2) All repurchase requests were satisfied in full.

(3) Amounts shown net of Early Repurchase Deduction.

The following table presents information with respect to the Company’s share repurchases during the nine months ended September 30, 2024 (dollar amounts in thousands, except per share amounts):

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 15, 2024	5,079,296	3.03%	$24.85	March 31, 2024	$126,101	3,293,303
June 13, 2024	1,612,752	0.75%	$24.90	June 30, 2024	$40,110	9,120,695
September 13, 2024	2,731,316	0.99%	$24.94	September 30, 2024	$68,083	11,073,199

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. The Company provides funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2025 and December 31, 2024, we had unfunded commitments, including delayed draw term loans, revolvers, bridge loan and backstop commitments, with an aggregate principal amount of $3.1 billion and $2.3 billion, respectively.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business.

On March 14, 2023, certain First Lien and Second Lien holders of debt issued by Mitel filed a complaint in New York State Court captioned Ocean Trails CLO VII et al v. MLN TopCo Ltd., et al, Index No. 651327/2023, against certain other First Lien and Second Lien debt holders, as well as the Company, alleging, among other things, that the defendant lenders breached the terms of their lending agreements and the New York Uniform Voidable Transfer Act in connection with certain amendments to the relevant documents governing the debt. On December 5, 2023, the trial court granted defendants’ motions to dismiss in part and denied them in part. The plaintiffs and defendants appealed the courts’ motion to dismiss ruling to the intermediate New York State appellate court. On December 31, 2024, the intermediate New York State appellate court dismissed the entire case, including all claims against the Company. On January 30, 2025, plaintiffs filed a motion for leave to appeal the intermediate New York State appellate court’s ruling to the New York Court of Appeals. That motion was held in abeyance following Mitel’s filing of voluntary Chapter 11 bankruptcy petitions in the U.S. Bankruptcy Court for the Southern District of Texas. Plaintiffs and defendants memorialized settlement of the litigation in Mitel’s Chapter 11 plan of reorganization and related bankruptcy documentation. The effective date for Mitel’s plan of reorganization occurred on June 20, 2025. Pursuant to the settlement, the parties have submitted both (i) a stipulated request for withdrawal of the plaintiffs’ motion for leave to appeal to the New York Court of Appeals and (ii) a joint request to the trial court for the clerk to enter final judgment, dismissing with prejudice all claims and crossclaims. The request for withdrawal of the plaintiffs’ motion for leave to appeal has been granted.

Management is not aware of any pending or threatened material litigation as of September 30, 2025 other than the matter disclosed above.

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

Critical Accounting Estimates

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, our significant accounting policies are further described in the notes to the consolidated financial statements. See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 2. Significant Accounting Policies” of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the three months ended September 30, 2025, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant:

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

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by our Board based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 4 to our consolidated financial statements for the three and nine months ended September 30, 2025, for more information relating to our investment valuation.

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

As of September 30, 2025, 96% of our debt portfolio investments bore interest at variable rates, which generally are SOFR based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Our SPV Financing Facilities generally bear interest at SOFR rates subject to certain interest rate floors. Our Unsecured Notes, which bear interest at fixed rates, are hedged by entering into fixed to floating interest rate swaps, in order to align the interest rates of our liabilities in our investment portfolio.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of September 30, 2025, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
(in millions)
Up 200 basis points	$253.5	$0.44
Up 150 basis points	190.1	0.33
Up 100 basis points	126.7	0.22
Up 50 basis points	63.4	0.11
Down 50 basis points	(63.3)	(0.11)
Down 100 basis points	(126.4)	(0.22)
Down 150 basis points	(189.2)	(0.33)
Down 200 basis points	(251.6)	(0.43)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

On March 14, 2023, certain First Lien and Second Lien holders of debt issued by Mitel filed a complaint in New York State Court captioned Ocean Trails CLO VII et al v. MLN TopCo Ltd., et al, Index No. 651327/2023, against certain other First Lien and Second Lien debt holders, as well as the Company, alleging, among other things, that the defendant lenders breached the terms of their lending agreements and the New York Uniform Voidable Transfer Act in connection with certain amendments to the relevant documents governing the debt. On December 5, 2023, the trial court granted defendants’ motions to dismiss in part and denied them in part. The plaintiffs and defendants appealed the courts’ motion to dismiss ruling to the intermediate New York State appellate court. On December 31, 2024, the intermediate New York State appellate court dismissed the entire case, including all claims against the Company. On January 30, 2025, plaintiffs filed a motion for leave to appeal the intermediate New York State appellate court’s ruling to the New York Court of Appeals. That motion was held in abeyance following Mitel’s filing of voluntary Chapter 11 bankruptcy petitions in the U.S. Bankruptcy Court for the Southern District of Texas. Plaintiffs and defendants memorialized settlement of the litigation in Mitel’s Chapter 11 plan of reorganization and related bankruptcy documentation. The effective date for Mitel’s plan of reorganization occurred on June 20, 2025. Pursuant to the settlement, the parties have submitted both (i) a stipulated request for withdrawal of the plaintiffs’ motion for leave to appeal to the New York Court of Appeals and (ii) a joint request to the trial court for the clerk to enter final judgment, dismissing with prejudice all claims and crossclaims. The request for withdrawal of the plaintiffs’ motion for leave to appeal has been granted.

Management is not aware of any pending or threatened material litigation as of September 30, 2025 other than the matter disclosed above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Refer to our Current Reports on Form 8-K filed with SEC on July 23, 2025, August 22, 2025 and September 24, 2025 for information about unregistered sales of our equity securities during the quarter.

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

The following table presents information with respect to the Company’s share repurchases during the nine months ended September 30, 2025 (dollar amounts in thousands, except per share amounts):

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 17, 2025	5,282,627	1.38%	$24.65	March 31, 2025	130,147	13,919,523
June 16, 2025	8,418,605	1.83%	$24.60	June 30, 2025	207,118	14,645,892
September 15, 2025	16,284,065	3.05%	$24.52	September 30, 2025	399,191	10,420,646

(1) Percentage is based on total shares as of the close of the previous calendar quarter.

(2) All repurchase requests were satisfied in full.

(3) Amounts shown net of Early Repurchase Deduction.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2025, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Description of Exhibits
3.1	Fifth Amended and Restated Declaration of Trust of the Registrant (1)
3.2	Third Amended and Restated Bylaws of the Registrant (2)
4.1	Fourth Supplemental Indenture, dated as of July 17, 2025, relating to the 5.875% Notes due 2030, by and between the Company and U.S. Bank Trust Company, National Association, as trustee. (3)
4.2	Form of 5.875% Notes due 2030 (incorporated by reference to Exhibit 4.1 hereto).
4.3

Registration Rights Agreement, dated as of July 17, 2025, relating to the Notes, by and among the Company and BofA Securities, Inc., BNP Paribas Securities Corp., ING Financial Markets LLC and Truist Securities, Inc., as the representatives of the Initial Purchasers. (4)

10.1

Third Amended and Restated Senior Secured Revolving Credit Agreement, dated as of August 12, 2025, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. (5)

10.2

Note Purchase and Placement Agreement, dated as of August 12, 2025, by and among ADS CLO 2 LLC, as issuer, BofA Securities, Inc., as initial purchaser and Apollo Global Securities, LLC, as placement agent. (6)

10.3	Indenture, dated as of August 12, 2025, by and between ADS CLO 2 LLC, as issuer and U.S. Bank Trust Company, National Association, as trustee. (7)
10.4	Collateral Management Agreement, dated as of August 12, 2025, by and between ADS CLO 2 LLC, as issuer, and the Company, as collateral manager. (8)
10.5	Master Loan Sale Agreement, dated as of August 12, 2025, by and among the Company, as transferor, ADS CLO 2 Depositor LLC, as retention holder and ADS CLO 2 LLC, as issuer. (9)
10.10	Form of Fund of Funds Investment Agreement.*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents *
104	Cover Page Interactive Data File (Formatted as Inline XBRL and embedded in Exhibit 101) *

* Filed herewith

__________________

(1)
Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K (File No. 814-01424), filed on March 13, 2025.
(2)
Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 814-01424), filed on March 14, 2024.
(3)
Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-01424), filed on July 17, 2025.
(4)
Incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K (File No. 814-01424), filed on July 17, 2025.
(5)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on August 12, 2025.
(6)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on August 13, 2025.
(7)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on August 13, 2025.
(8)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on August 13, 2025.
(9)
Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on August 13, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Earl Hunt Earl Hunt	Chairperson, Chief Executive Officer and Trustee (Principal Executive Officer)	November 12, 2025

/s/ Eric Rosenberg Eric Rosenberg	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 12, 2025