Form 10-K
period 2025-12-31
Apollo Debt Solutions BDC
filed 2026-03-11
CIK 1837532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Registrant’s telephone number, including area code: (212) 515-3200

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of December 31, 2025, there was no established public market for the Registrant’s common shares of beneficial interest ("Common Shares").

The number of shares of the Registrant’s Common Shares, $0.01 par value per share, outstanding as of March 11, 2026 was 122,299,106 Class S common shares, 1,642,000 Class D common shares and 502,885,581 Class I common shares. Common Shares outstanding exclude March 1, 2026 subscriptions since the issuance price is not yet finalized at this time.

Documents Incorporated By Reference

Portions of the Registrant’s Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

Table of Content

APOLLO DEBT SOLUTIONS BDC

2

Risk Factor Summary

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section titled "Item 1A. Risk Factors" in this report.

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
•
Inflation may adversely affect our business.
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
•
Economic recessions or downturns could impair our portfolio companies and harm our operating results.

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

Table of Content

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

Federal Income Tax Risks

•
We will be subject to corporate-level income tax if we are unable to maintain RIC tax treatment under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the "Code") or satisfy RIC distribution requirements.
•
Our portfolio investments may present special tax issues.
•
Legislative or regulatory tax changes could adversely affect investors.

Risks Related to an Investment in the Shares

•
Investing in our shares involves a high degree of risk and is highly speculative.
•
The net asset value ("NAV") of our shares may fluctuate significantly.
•
Shareholders may experience dilution.

4

PART I

Item 1. Business

Apollo Debt Solutions BDC (the "Company," "we", "us", or "our") is a Delaware statutory trust formed on December 4, 2020. The Company was formed primarily to invest in private credit opportunities in directly originated assets, including loans and other debt securities, made to or issued by large private U.S. borrowers, with a strong emphasis on senior secured lending. The Company is a diversified, closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company is externally managed by Apollo Credit Management, LLC (the "Adviser"). The Adviser is an affiliate of Apollo Global Management, Inc. and its consolidated subsidiaries ("AGM", or "Apollo"). The Company has elected to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company ("RIC") as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the "Code").

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. The Company invests primarily in private credit opportunities in directly originated assets, including loans and other debt securities, made to or issued by large private U.S. borrowers, which we generally define as companies with more than $75 million in earnings before interest, taxes, depreciation and amortization ("EBITDA"), as may be adjusted for market disruptions, mergers and acquisitions-related charges and synergies, and other items. While most of our investments will be in private U.S. companies (subject to compliance with the business development company ("BDC") regulatory requirement to invest at least 70% of its assets in private U.S. companies), we also expect to invest from time to time in European and other non-U.S. companies. Our portfolio may also include equity interests such as common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. Under normal circumstances, we will invest directly or indirectly at least 80% of our total assets (net assets plus borrowings for investment purposes) in debt instruments of varying maturities. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Apollo funds. From time to time, we may co-invest with other Apollo funds.

Most of the debt instruments we invest in are unrated or rated below investment grade, which is often an indication of size, credit worthiness and speculative nature relative to the capacity of the borrower to pay interest and principal. Generally, if our unrated investments were rated, they would be rated below investment grade. These securities, which are often referred to as "junk" or "high yield", have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and are illiquid.

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

As a BDC, at least 70% of our assets must be the type of "qualifying" assets listed in Section 55(a) of the 1940 Act, as described herein, which are generally privately-offered securities issued by U.S. private or thinly-traded companies. We may also invest up to 30% of our portfolio opportunistically in "non-qualifying" portfolio investments, such as investments in non-U.S. companies.

The loans in which we invest will generally pay floating interest rates based on a variable base rate. The senior secured loans, unitranche loans and senior secured bonds in which we will invest generally have stated terms of five to eight years, and the mezzanine, unsecured or subordinated debt investments that we may make will generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and five years. However, there is no limit on the maturity or duration of any security we may hold in our portfolio. Loans and securities purchased in the secondary market will generally have shorter remaining terms to maturity than newly issued investments. We expect most of our debt investments will be unrated. Our debt investments may also be rated by a nationally recognized statistical rating organization, and, in such case, generally will carry a rating below investment grade (rated lower than "Baa3" by Moody’s Rating or lower than "BBB-" by Standard & Poor’s Ratings Services and Fitch Ratings, Inc.). We expect that our unrated debt investments will generally have credit quality consistent with below investment grade securities. In addition, we may invest in collateralized loan obligations ("CLOs") and will generally have the right to receive payments only from the CLOs, and will generally not have direct rights against the underlying borrowers or entities that sponsored the CLOs.

Table of Content

We are currently offering on a continuous basis up to $10.0 billion of common shares of beneficial interest ("Common Shares") of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission (the "SEC"). The Company expects to offer to sell any combination of three classes of Common Shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The per share purchase price for Common Shares in the primary offering was $25.00 per share. Thereafter, the purchase price per share for each class of Common Shares will equal the net asset value ("NAV") per share, as of the effective date of the monthly share purchase date. Apollo Global Securities, LLC (the "Intermediary Manager") will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the offering.

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

Apollo Credit Management, LLC, as our Administrator (the "Administrator"), pursuant to the administration agreement between us and the Administrator, as amended (the "Administration Agreement"), provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of our Board of Trustees (the "Board" and each member, a "Trustee"), managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services.

The Adviser is an affiliate of Apollo and is led by substantially the same investment personnel as Apollo. As such, our Adviser has access to the broader resources of Apollo, subject to Apollo’s policies and procedures regarding the management of conflicts of interest.

Founded in 1990, Apollo is a high-growth, global alternative asset manager and retirement services provider. Its asset management businesses focuses on three investing strategies: credit, equity and real assets. Through its asset management business, Apollo raises, invests and manages funds, accounts and other vehicles, on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds and insurance companies, as well as other institutional and individual investors. Apollo’s retirement services business is conducted by Athene, a leading financial services company that specializes in issuing, reinsuring and acquiring retirement savings products for the increasing number of individuals and institutions seeking to fund retirement needs. As of December 31, 2025, Apollo had total assets under management ("AUM") of $938 billion and a team of 6,140 employees, including 2,010 employees of Athene and 600 employees of Bridge Investment Group Holdings Inc.

Apollo manages the leading alternative credit business with $749 billion in credit AUM and more than 590 investment professionals across an array of corporate, asset-backed and insurance-related investment strategies. The Company benefits from its affiliation with Apollo as a scaled direct lending platform with over $450 billion of dedicated corporate credit AUM. Apollo’s corporate credit business dates back over twenty years, with a heritage as one of the largest managers of syndicated loans. Over the course of decades, Apollo has built incumbency with thousands of the leveraged loan issuers, many of which are backed by the largest blue-chip private equity sponsors. Today, Apollo has established over 4,000 lending relationships. Incumbency and scale enable Apollo to source and deliver attractive lending opportunities for its investor clients. In 2025, Apollo and its affiliates originated $60 billion in direct lending transactions.

Apollo’s investment philosophy is centered on the ethos that "purchase price matters," allocating capital to the best risk-reward investment opportunities throughout market and economic cycles. Apollo’s focus on alternative asset investing seeks to deliver excess return per unit of risk at all points across the investment spectrum. Investors in the Company’s shares also benefit from significant alignment of interest with Apollo since, through Athene, Apollo is often among the largest investors in its own funds, including direct lending funds which co-invest alongside the Company.

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

Table of Content

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

Significant Addressable Market Size. The global leveraged finance market is over $5 trillion in size as of late 2025. Private credit has become an increasingly significant part with estimates of its size generally around $2 trillion. Historically there was a hard distinction between private and public credit markets, with the former largely synonymous with middle market lending. More recently, there has been a shift, with private lending becoming an increasingly favorable option versus public markets. Going forward, we believe the next phase of growth in private credit could be even more significant given the ongoing "privatization" of activities historically centered in the public markets. We believe this emerging private lending opportunity will be primarily associated with lending to larger private corporate borrowers who will increasingly rely on scaled direct lending platforms that are able to transact at the scale required to meet their needs.

Burgeoning "Large Cap" Lending Opportunity. Apollo believes there is a dearth of available alternative financing solutions for large corporate issuers outside of the broadly syndicated and high yield markets, despite a growing demand for flexible solutions. Large companies historically utilized banks to tap the public high yield and leveraged loan markets in order to meet their financing needs. Historically, banks typically held these bonds and loans on their own balance sheets, but over the last 15 years moved to an originate-to-distribute model because of increased regulatory burdens and capital charges. Today, banks generally arrange the financing for a company for a fee and syndicate the debt out to institutional investors. This mechanism for raising capital became increasingly stressed over the past few years as unstable market conditions and the uncertain economic backdrop caused investors and arranging banks to retrench from the market. Primary public debt markets for sub-investment grade companies are sensitive to market conditions and bank appetite to provide funding to many large issuers falters in volatile markets, like we experienced during COVID-19 and across 2022. For example, in 2022, volatile market conditions led to sharp year-over-year declines in both leveraged loan and high yield primary issuance, leaving the private market as the only viable financing option for a swath of large borrowers. Apollo believes that this type of opportunity is only accessible to scaled alternative asset managers with significant relationships and cycle-tested investing expertise, and that the Company is therefore well-positioned to capitalize on the growing opportunity set.

Proprietary Sourcing Engine Drives Direct Origination. Across its global platform, Apollo has found that deal flow is often driven by relationships, and that having a strong reputation and an established network can ultimately lead to exclusive investment opportunities. Apollo’s corporate credit business maintains coverage of over 4,000 corporate issuers worldwide. As a result, members of the corporate credit team are in frequent dialogue with management teams and intermediaries, enabling visibility into a given company’s financing needs as well as opportunities to organically grow existing lending relationships. The size and scale of our liquid credit businesses have become increasingly important given the trend from public to private lending, particularly among larger corporate borrowers. Apollo believes that its ability to leverage its incumbency to source deals directly with large corporate borrowers creates a meaningful barrier to entry. We further augment these efforts with a dedicated sponsor coverage effort, that includes approximately three dozen professionals focused on origination and sourcing direct lending transactions. Importantly, Apollo’s credit business is one of the largest lending counterparties to Wall Street, with trading volume across credit products well in excess of $250 billion from 2021 to 2025. This level of trading volume often results in Apollo being provided with an early or first look from the dealer community, which Apollo believes will put the Company in a position to access challenged syndications at attractive terms during periods of volatility. Through these various touchpoints, Apollo has established a combination of robust networks and proprietary relationships that it believes will enable the Company to source highly attractive opportunities, often on a proprietary basis.

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

Table of Content

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

The Board of Trustees

Overall responsibility for the Company’s oversight rests with the Board. We have entered into the Advisory Agreement with the Adviser, pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, the Company’s bylaws and applicable provisions of state and other laws. The Adviser will keep the Board well informed as to the Adviser’s activities on our behalf and our investment operations and provide the Board information with additional information as the Board may, from time to time, request. The Board is currently composed of six members, five of whom are Trustees who are not "interested persons" of the Company or the Adviser as defined in the 1940 Act (the "Independent Trustees").

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

Table of Content

High Degree of Selectivity. Apollo believes that credit selectivity in every market environment is a critical driver of performance. In recent years, Apollo has closed on just 10-15% of direct lending opportunities that it evaluated. By virtue of our value-driven investment approach emphasizing downside protection, Apollo’s corporate credit business has experienced a 0.1% annual average default rate, as compared to a 2.3% annual average default rate within the broader leveraged loan market. Even in an event of default, Apollo’s corporate credit business has seen substantially higher recovery rates as compared to the broader market, experiencing a 72% recovery rate as compared to 48% for the broader leveraged loan market. Given the size of the market opportunity in large corporate direct lending, Apollo believes that the Company is well-positioned to exercise quality credit selection in any market environment.

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

Valuation Process. Each quarter, we will value investments in our portfolio, and such values will be disclosed each quarter in reports filed with the SEC. The Board has designated the Adviser as its "valuation designee" pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. The Adviser, as "valuation designee", is responsible for determining the fair value of our portfolio investments, subject to the oversight of the Board. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, the Adviser typically utilizes independent third party valuation firms to assist us in determining fair value of such investments in good faith, based on procedures adopted by and subject to the oversight of the Board. As of December 31, 2025, independent third party valuation firms performed their procedures over most of our investments for which market quotations are not readily available.

When we determine our NAV as of the last day of a month that is not also the last day of a calendar quarter, we intend to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, the Adviser’s valuation team will generally value such assets at the most recent quarterly valuation unless the Adviser determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). Investments for which market quotations are readily available are recorded at such market quotations.

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

The Adviser and its affiliates will share any investment and sale opportunities with its other clients and the Company in accordance with the Advisers Act and firm-wide allocation policies, which generally provide for sharing pro rata based on targeted acquisition size or targeted sale size. Subject to the Advisers Act and as further set forth in this Annual Report on Form 10-K (the "Annual Report"), certain other clients may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such other clients’ respective governing agreements. See "Item 1A. Risk Factors—Risks Related to the Adviser and Its Affiliates - Conflicts of Interest."

In addition, as a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely in certain circumstances limit the Company’s ability to make investments or enter into other transactions alongside other clients.

Table of Content

Co-Investment Relief

The Company, the Adviser and certain affiliates received an exemptive order from the SEC on May 14, 2025 (the "Order"), that permits us, among other things, to co-invest with other funds and accounts managed by the Adviser or its affiliates, subject to certain conditions. Pursuant to such Order, the Board has approved co-investment policies and procedures describing how the Company will comply with the Order. Further, the Adviser has adopted policies and procedures (the "Adviser Allocation Policy") describing the allocation of investment opportunities in which we will have the opportunity to participate with one or more Apollo-managed BDCs (including the Company, the "Apollo BDCs"), certain Apollo-managed registered investment companies (the "Apollo RICs" and, together with the Apollo BDCs, the "Apollo Regulated Funds") and other public or private Apollo funds that target similar assets. Pursuant to the Adviser Allocation Policy, the Company will be given the opportunity to participate in any investments that fall within certain criteria established by the Adviser. The Company may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The investment would generally be allocated to us, any other Apollo Regulated Funds and the other Apollo funds that target similar assets pro rata based on available capital in the applicable asset class. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us.

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

Table of Content

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

(1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible Portfolio Company, or from any other person, subject to such rules as may be prescribed by the SEC. An "Eligible Portfolio Company" is defined in the 1940 Act as any issuer which:
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

Table of Content

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

We may enter into a total return swap ("TRS") agreement. A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements. The Company would typically have to post collateral to cover this potential obligation. To the extent the Company complies with the applicable requirements of Rule 18f-4 of the 1940 Act, the leverage incurred through TRS will not be considered a borrowing for purposes of the Company’s overall leverage limitation.

We may also create leverage by securitizing our assets (including in CLOs) and retaining the equity portion of the securitized vehicle. See "Risk Factors—Risks Related to Debt Financing—We may form one or more CLOs, which may subject us to certain structured financing risks." We may also from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions.

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

Other. We will be periodically examined by the SEC for compliance with the 1940 Act, and be subject to the periodic reporting and related requirements of the U.S. Securities Exchange Act of 1934, as amended (the "1934 Act").

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

Table of Content

Financial Condition, Liquidity and Capital Resources

We expect to generate cash primarily from (i) the net proceeds of our public and private offerings of our shares, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.

Our primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying the Adviser and the Administrator), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our Common Shares. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" for more information.

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

The Adviser’s services under the Advisory Agreement are not exclusive, and the Adviser is free to furnish similar services to other entities, and intends to do so, so long as the Adviser's services to us are not impaired.

Compensation of Adviser

We will pay the Adviser a fee for its services under the Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders.

Table of Content

Base Management Fee

The base management fee is payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Advisory Agreement, net assets means our total assets less liabilities determined on a consolidated basis in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). For the first calendar month in which the Company had operations, net assets was measured as the beginning net assets as of the date on which the Company broke escrow for the initial offering. The Adviser waived the management fee and incentive fee based on income through July 7, 2022.

Incentive Fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Incentive Fee Based on Income

The portion based on our income is based on Pre-Incentive Fee Net Investment Income Returns. "Pre-Incentive Fee Net Investment Income Returns" means, as the context requires, either the dollar value of, or percentage rate of return on the value of our net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement entered into between us and the Administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any distribution and/or shareholder servicing fees).

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

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediate preceding quarter, is compared to a "hurdle rate" of return of 1.25% per quarter (5.0% annualized).

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
•
100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.43%) as the "catch-up." The "catch-up" is meant to provide the Adviser with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and
•
12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.

Table of Content

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

The Adviser waived the incentive fee based on income through July 7, 2022.

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

Table of Content

The Adviser and the Administrator shall not be liable for any error of judgment or mistake of law or for any act or omission or any loss suffered by the Company in connection with the matters to which the Advisory Agreement and Administration Agreement, respectively, relate, provided that the Adviser and the Administrator shall not be protected against any liability to the Company or its shareholders to which the Adviser or Administrator would otherwise be subject by reason of: (i) willful misfeasance, bad faith, negligence; (ii) on its part in the performance of its duties the reckless disregard of its duties and obligations; or (iii) the Adviser's violation of the fiduciary duty owed by the Adviser or Administrator to the Company and its shareholders ("disabling conduct"). Each of the Advisory Agreement and the Administration Agreement provide that, absent disabling conduct, each of our Adviser and our Administrator, as applicable, and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it (collectively, the "Indemnified Parties") will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Adviser’s services under the Advisory Agreement and our Administrator’s services under the Administration Agreement or otherwise as adviser or administrator for us. The Adviser and the Administrator shall not be liable under their respective agreements with us or otherwise for any loss due to the mistake, action, inaction, negligence, dishonesty, fraud or bad faith of any broker or other agent; provided, that such broker or other agent shall have been selected, engaged or retained and monitored by the Adviser or the Administrator in good faith, unless such action or inaction was made by reason of disabling conduct, or in the case of a criminal action or proceeding, where the Adviser or Administrator had reasonable cause to believe its conduct was unlawful. In addition, we will not provide for indemnification of an Indemnified Party for any liability or loss suffered by such Indemnified Party, nor will we provide that an Indemnified Party be held harmless for any loss or liability suffered by us, unless:

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

Expense Support and Conditional Reimbursement Agreement

We have entered into an expense support and conditional reimbursement agreement (the "Expense Support Agreement") with the Adviser. The Adviser may elect to pay certain expenses (each, an "Expense Payment"), provided that no portion of the payment will be used to pay any interest or distributions and/or shareholder servicing fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as "Excess Operating Funds"), we shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a "Reimbursement Payment." Available Operating Funds means the sum of (i) our net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) our net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

No Reimbursement Payment for any month will be made if: (1) the "Effective Rate of Distributions Per Share" (as defined below) declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) our "Operating Expense Ratio" (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. Pursuant to the Expense Support Agreement, "Effective Rate of Distributions Per Share" means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any. The "Operating Expense Ratio" is calculated by dividing operating expenses, less organizational and offering expenses, base management and incentive fees owed to Adviser, and interest expense, by our net assets.

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

Table of Content

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

Distribution and Servicing Plan

The Board approved a distribution and servicing plan (the "Distribution and Servicing Plan"). On November 11, 2025, the Board approved the continuation of the Distribution and Servicing Plan. The following table shows the shareholder servicing and/or distribution fees the Company will pay the Intermediary Manager with respect to the Class S shares, Class D shares and Class I shares on an annualized basis as a percentage of the Company’s NAV for such class. The shareholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

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

Dividend Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board on behalf of our shareholders who do not elect to receive their dividends in cash as provided below. On November 11, 2025, the Board approved the continuation of the amended and restated distribution reinvestment plan of the Company (the "Amended and Restated Distribution Reinvestment Plan"). The Amended and Restated Distribution Reinvestment Plan amends the Company's previously effective distribution reinvestment plan to update the list of states that do not permit automatic enrollment in the distribution reinvestment plan. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Table of Content

No action is required on the part of a registered shareholder to have his, her or its cash dividend or other distribution reinvested in our shares, except shareholders in certain states. Shareholders can elect to "opt out" of the Company’s distribution reinvestment plan in their subscription agreements (other than Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Texas, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan and must affirmatively opt in to participate in the plan). Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Texas, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares.

If any shareholder initially elects not to participate, they may later become a participant by subsequently completing and executing an enrollment form or any distribution authorization form as may be available from the Company or SS&C GIDS, Inc. (the "Plan Administrator"). Participation in the distribution reinvestment plan will begin immediately after acceptance of a participant’s subscription, enrollment or authorization. Shares will be purchased under the distribution reinvestment plan as of the first calendar day of the month following the record date of the distribution.

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

Under our share repurchase plan, to the extent we offer to repurchase Common Shares in any particular quarter, we expect to repurchase Common Shares pursuant to tender offers on or around the last business day of that quarter (the "Repurchase Date") using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that Common Shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an "Early Repurchase Deduction"). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder; in the event that a shareholder’s Common Shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance; due to trade or operational error; and repurchases of Common Shares submitted by discretionary model portfolio management programs (and similar arrangements) as approved by the Company. The Common Shares are sold to certain feeder vehicles primarily created to hold the Common Shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, the Company may not apply the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

Valuation Procedures

The Board has designated the Adviser as its "valuation designee" pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. The Adviser, as "valuation designee," is responsible for determining the fair value of our portfolio investments, subject to the oversight of the Board.

In calculating the value of our total assets, we value investments for which market quotations are readily available at such market quotations if they are deemed to represent fair value. Debt and equity securities that are not publicly traded or whose market price is not readily available or whose market quotations are not deemed to represent fair value are valued at fair value as determined in good faith by or under the direction of the Adviser. Market quotations may be deemed not to represent fair value in certain circumstances where the Adviser reasonably believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotes not to reflect the fair value of the security. Examples of these events could include cases in which material events are announced after the close of the market on which a security is primarily traded, when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a "fire sale" by a distressed seller.

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

Table of Content

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the year ended December 31, 2025, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant:

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

Table of Content

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

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and the purchase, ownership and disposition of our shares. This discussion does not purport to be complete or to deal with all aspects of U.S. federal income taxation that may be relevant to shareholders in light of their particular circumstances. Unless otherwise noted, this discussion applies only to U.S. shareholders that hold our shares as capital assets. A U.S. shareholder is an individual who is a citizen or resident of the United States, a U.S. corporation, a trust if it (a) is subject to the primary supervision of a court in the United States and one or more U.S. persons have the authority to control all substantial decisions of the trust or (b) has made a valid election to be treated as a U.S. person, or any estate the income of which is subject to U.S. federal income tax regardless of its source. This discussion is based upon present provisions of the Code, the regulations promulgated thereunder, and judicial and administrative ruling authorities, all of which are subject to change, or differing interpretations (possibly with retroactive effect). This discussion does not represent a detailed description of the U.S. federal income tax consequences relevant to special classes of taxpayers including, without limitation, financial institutions, insurance companies, investors in pass-through entities, U.S. shareholders whose "functional currency" is not the U.S. dollar, tax-exempt organizations, dealers in securities or currencies, traders in securities or commodities that elect mark to market treatment, or persons that will hold our shares as a position in a "straddle," "hedge" or as part of a "constructive sale" for U.S. federal income tax purposes. In addition, this discussion does not address the application of the Medicare tax on net investment income or the U.S. federal alternative minimum tax, or any tax consequences attributable to persons being required to accelerate the recognition of any item of gross income with respect to our shares as a result of such income being recognized on an applicable financial statement. Prospective investors should consult their tax advisors with regard to the U.S. federal tax consequences of the purchase, ownership, or disposition of our shares, as well as the tax consequences arising under the laws of any state, foreign country or other taxing jurisdiction.

Table of Content

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

(3) derive in each taxable year at least 90% of its gross income from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or other income (including but not limited to gains from options, futures or forward contracts) derived with respect to its business of investing in such stock, securities, or currencies; and (b) net income derived from an interest in certain publicly-traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a "Qualified Publicly-Traded Partnership"); and

(4) diversify its holdings so that, at the end of each quarter of each taxable year of the Company (a) at least 50% of the value of the Company’s total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5% of the value of the Company’s total assets, and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of the Company’s total assets is invested in the securities (other than U.S. government securities or securities of other RICs) of (I) any one issuer, (II) any two or more issuers which the Company controls and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) any one or more Qualified Publicly-Traded Partnerships (described in 3(b) above).

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

If the Company failed to qualify as a RIC or failed to satisfy the 90% distribution requirement in any taxable year, the Company would be subject to U.S. federal income tax at regular corporate rates on its taxable income (including distributions of net capital gain), even if such income were distributed to its shareholders, and all distributions out of earnings and profits would be taxed to shareholders as ordinary dividend income. Such distributions generally would be eligible (i) to be treated as "qualified dividend income" in the case of individual and other non-corporate shareholders and (ii) for the dividends received deduction in the case of corporate shareholders. In addition, the Company could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.

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

Table of Content

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

From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including economic and political events in or affecting the world’s major economies, such as the ongoing armed conflicts between Russia and Ukraine in Europe and among Israel, Iran, Hamas and other militant groups in the Middle East, including the joint U.S.-Israeli strikes on Iran in February 2026, political unrest in South America and recent U.S. military action overseas. Sanctions imposed by the U.S. and other countries, including in connection with hostilities between Russia and Ukraine and tensions between China and Taiwan, have caused additional financial market volatility and affected the global economy. Concerns over future inflation volatility, economic recession, and interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tensions, have exacerbated market volatility. In addition, social unrest, changes regarding immigration and work permit policies and other political and security concerns may not abate, which may cause the debt and equity capital markets, and as a result, our business, to be adversely affected both within and outside of regions experiencing ongoing conflicts. Market uncertainty and volatility have also been magnified as a result of the current U.S. presidential administration and ongoing uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, including with respect to treaties and tariffs. In addition to impacting the capital markets, global economic, political and market conditions could have a significant adverse effect on our business, financial condition and results of operations.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. Such conditions could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. Although generally decelerating, inflation remains above the U.S. Federal Reserve’s target levels. The debt capital that will be available to us in the future, if at all, may be impacted by changes in and uncertainty surrounding interest rates. Depending on the interest rate environment and general state of credit markets, potential debt capital may be available only at a higher cost and on terms and conditions less favorable than what we have historically experienced. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, and will likely continue to increase in the future. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer "hackers," threat actors, "hacktivists," organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third-party service providers upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks.

Table of Content

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

Table of Content

Our debt investments are based on fixed and floating rates, such as Euro Interbank Offer Rate ("EURIBOR"), Term SOFR, the Federal Funds Rate or the Prime Rate. Market prices tend to fluctuate more for fixed-rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to 10 years. Market prices for debt that pays a fixed rate of return tend to decline as interest rates rise. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term, fixed-rate securities. Market prices for floating rate investments may also fluctuate in rising rate environments with prices tending to decline when credit spreads widen. A decline in the prices of the debt we own could adversely affect our net assets resulting from operations and the market price of our Common Shares.

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

Inflation may adversely affect our business.

Inflation and fluctuations in inflation rates have had in the past, and may in the future have, negative effects on economies and financial markets, particularly in emerging economies. For example, wages and prices of inputs increase during periods of inflation, which can negatively impact returns on investments. In an attempt to stabilize inflation, countries may impose wage and price controls or otherwise intervene in the economy. Governmental efforts to curb inflation often have negative effects on the level of economic activity. There can be no assurance that inflation will not become a serious problem in the future and have an adverse impact on the Company’s returns.

Economic activity has continued to accelerate across sectors and regions. Nevertheless, global supply chain issues have led, and may in the future lead, to a rise in energy prices. Inflation may continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy continues to tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.

Economic and trade sanctions could make it more difficult or costly for us to conduct our operations or achieve our business objectives.

Economic and trade sanctions laws in the United States and other jurisdictions may prohibit us from transacting with or in certain countries and with certain individuals, companies and industry sectors. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control ("OFAC"), administers and enforces laws, Executive Orders and regulations establishing U.S. sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. In addition, certain sanctions programs prohibit dealing with individuals or entities in certain countries, or certain securities and certain industry sectors regardless of whether relevant individuals or entities appear on the lists maintained by OFAC, which may make it more difficult for us to comply with applicable sanctions. These types of sanctions may significantly restrict or limit our investment activities in certain countries (in particular, certain emerging market countries). We may from time to time be subject to trade sanctions laws and regulations of other jurisdictions, which may be inconsistent with or even seek to prohibit compliance with certain sanctions programs administered by OFAC. The legal uncertainties arising from those conflicts may make it more difficult or costly for us to navigate investment activities that are subject to sanctions administered by OFAC or the laws and regulations of other jurisdictions. Some jurisdictions where the Company or its portfolio companies do business from time to time have adopted measures prohibiting compliance with certain U.S. sanctions programs, which may make compliance with all applicable sanctions impossible.

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

The Russian invasion of Ukraine and the conflict in the Middle East, including the joint U.S.-Israeli strikes on Iran in February 2026, have led, are currently leading, and for an unknown period of time may continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby and could have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and therefore could adversely affect the performance of the Company’s investments. Furthermore, the aforementioned conflicts and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments or operations, and the ability of the Company to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in such conflict zones, they may have adverse consequences related to the ongoing conflict.

Table of Content

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

Global financial markets have experienced heightened volatility in recent periods, including as a result of economic and political events in or affecting the world’s major economies, such as the ongoing armed conflicts between Russia and Ukraine in Europe and among Israel, Iran, Hamas and other militant groups in the Middle East, including the joint U.S.-Israeli strikes on Iran in February 2026, political unrest in South America and recent U.S. military action overseas. Sanctions imposed by the U.S. and other countries, including in connection with hostilities between Russia and Ukraine and the tensions between China and Taiwan, have caused additional financial market volatility and affected the global economy. Concerns over future increases in inflation, economic recession, and interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tensions, have exacerbated market volatility. Market volatility has been further exacerbated by social unrest, changes regarding immigration and work permit policies and other political and security concerns both in the United States and across various international regions. Because of interrelationships within the global financial markets, if these issues do not abate, or if they worsen or spread, our and our portfolio companies' businesses may be adversely affected both within and outside of the directly affected regions.

Changes in trade policies, including the imposition of new tariffs or increases in existing tariffs, or reactionary measures in response thereto, including retaliatory tariffs, legal challenges, or currency manipulation, could adversely affect the market conditions in which we and our portfolio companies operate. These factors may affect the level and volatility of credit and securities prices and the liquidity and value of our investments, and we and our portfolio companies may not be able to successfully manage our exposure to these conditions.

In addition, numerous structural dynamics and persistent market trends have exacerbated volatility and market uncertainty. Concerns over significant volatility in the commodities markets, sluggish economic expansion in foreign economies, including continued concerns over growth prospects in China and emerging markets, growing debt loads for certain countries, uncertainty about the consequences of the U.S. and other governments withdrawing monetary stimulus measures, government agency closures, prolonged government shutdowns and speculation about a possible recession all highlight the fact that economic conditions remain unpredictable and volatile. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the U.S. In recent periods, geopolitical tensions, including between the U.S. and China, have escalated. Further escalation of such tensions and the related imposition of sanctions or other trade barriers may negatively impact the rate of global growth, particularly in China, where growth has slowed. Moreover, there is a risk of both sector-specific and broad-based volatility, corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we and our portfolio companies operate and have a significant adverse effect on our business, financial condition and results of operations.

A number of factors have had and may continue to have an adverse impact on credit markets in particular. In 2025, the weakness and the uncertainty regarding the stability of the oil and gas markets resulted in a tightening of credit across multiple sectors. In addition, the Federal Reserve decreased the federal funds rate three times in 2025. Changes in and uncertainty surrounding interest rates may have a material effect on our business, particularly with respect to the cost and availability of financing, which could have a material adverse impact on our business prospects and financial condition. Additionally, the Republican Party currently controls both the executive and legislative branches of the U.S. federal government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities.

Table of Content

During periods of difficult market conditions or slowdowns (which may be across one or more industries, sectors or geographies), companies in which we invest may experience decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. During such periods, these companies may also have difficulty in expanding their businesses and operations and be unable to meet their debt service obligations or other expenses as they become due, including expenses payable to us. Negative financial results in our portfolio companies may reduce the value of our portfolio companies, our net asset value and our investment returns, which could have a material adverse effect on our operating results and cash flow. In addition, such conditions would increase the risk of default with respect to our investments. We may be adversely affected by reduced opportunities to exit and realize value from our investments, by lower than expected returns on investments made prior to the deterioration of the credit markets and by our inability to find suitable investments to effectively deploy capital. This could in turn materially reduce our net asset value and dividends and adversely affect our financial prospects and condition.

We are subject to risks associated with artificial intelligence, including the application of various forms of artificial intelligence such as machine learning technology.

Recent technological advances in artificial intelligence, including machine learning technology ("Machine Learning Technology"), pose risks to us and our portfolio companies. We and our portfolio companies could be exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties use Machine Learning Technology in their business activities. We and the Adviser are not in a position to control the use of Machine Learning Technology in third-party products or services. Use of Machine Learning Technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party Machine Learning Technology applications and users. Machine Learning Technology has the potential to result in significant and disruptive changes in companies, sectors or industries, including those in which we invest, and any such changes could create new and unpredictable operational, legal and/or regulatory risks. Machine Learning Technology and its applications continue to develop rapidly, and we cannot predict the risks that may arise from such developments.

Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. To the extent we or our portfolio companies are exposed to the risks of Machine Learning Technology use, any such inaccuracies or errors could adversely impact us or our portfolio companies. In the current period of technological and commercial innovation, startup and other companies have found success disrupting traditional approaches to industry or market practices, and the frequency of such disruptions is expected to increase. Such disruptions could negatively impact us and our investments, alter market practices on which our investment strategy depends to create investment returns, significantly disrupt the market in which we operate and/or subject us to increased competition.

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

Table of Content

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

Table of Content

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

We typically utilize independent third-party valuation firms to assist us in determining the fair value of investments for which market quotations are not readily available or deemed to be unreliable. Such investments are generally categorized as Level 3, consistent with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), issued by the Financial Accounting Standards Board. The independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations. Auditors have identified the valuation of Level 3 investments as a critical audit matter for BDCs generally. Given our exposure to investments categorized as Level 3, our independent accounting firm identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select valuation techniques and to use significant unobservable inputs to estimate the fair value. The review of Level 3 fair valuations requires a high degree of auditor judgement and extensive effort to audit management’s determination of fair value of Level 3 investments, including the need to involve fair value specialists possessing relevant valuation experience to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs used in the valuation of certain investments. The identification of the critical audit matter did not alter in any way our auditor’s opinion on our financial statements.

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

Table of Content

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

Although we do not intend to fund distributions from sources other than operating cash flow in the ordinary course, we may fund distributions from other sources, including but not limited to, proceeds of the offering, if, for example, we determine that it would not be in the best interests of shareholders to sell portfolio investments in a market downturn and we are unable to borrow due to 1940 Act asset coverage limitations to fund distributions. As discussed elsewhere in this Annual Report, we are generally required to distribute 90% of our ordinary income to ensure RIC tax treatment and we may take such actions to ensure we meet the applicable RIC tax treatment requirements. Please see, "Risk Factors—Federal Income Tax Risks—We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income." To the extent we pay distributions from a source other than net investment income, we are required to notify shareholders of the sources of such distribution pursuant to Section 19 and Rule 19a-1 under the 1940 Act. Any distributions we make will be at the discretion of the Board, which has a fiduciary duty to shareholders, taking into account factors such as our disclosure to investors, earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law.

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

Table of Content

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

Table of Content

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

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates (including portfolio companies of other clients) without the prior approval of a majority of the independent members of our Board and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board. However, we may under certain circumstances purchase any such affiliate’s loans or securities in the secondary market, which could create a conflict for the Adviser between our interests and the interests of such affiliate, in that the ability of the Adviser to recommend actions in our best interest may be limited. The 1940 Act also prohibits certain "joint" transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions (including certain co-investments) with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, Trustees, investment advisers, sub-advisers or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any fund or any portfolio company of a fund managed by the Adviser, or entering into joint arrangements such as certain co-investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

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

The global growth cycle is in a mature phase and signs of slowdown are evident in certain regions around the world. Periods of elevated inflation and high interest rates, such as those experienced in recent years, can contribute to significant volatility in debt and equity markets. These events, and any future similar disruptions that may arise, may have a continued adverse impact on economic and market conditions, and may lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on the performance and financial results of the Company, and the value and the liquidity of the shares.

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

Table of Content

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

One of the protections offered in certain jurisdictions in bankruptcy proceedings is a stay on required payments by the borrower on loans or other securities. When a portfolio company or other issuer seeks relief under the bankruptcy laws of a particular jurisdiction (or has a petition filed against it), an automatic stay prevents all entities, including creditors, from foreclosing or taking other actions to enforce claims, perfect liens or reach collateral securing such claims. Creditors who have claims against the issuer prior to the date of the bankruptcy filing must generally petition the court to permit them to take any action to protect or enforce their claims or their rights in any collateral. Such creditors may be prohibited from doing so if the court concludes that the value of the property in which the creditor has an interest will be "adequately protected" during the proceedings. If the bankruptcy court’s assessment of adequate protection is inaccurate, a creditor’s collateral may be wasted without the creditor being afforded the opportunity to preserve it. Thus, even if the Company holds a secured claim, it may be prevented from collecting the liquidation value of the collateral securing its debt, unless relief from the automatic stay is granted by the court. If relief from the stay is not granted, the Company may not realize a distribution on account of its secured claim until a plan of reorganization or liquidation for the debtor is confirmed. Bankruptcy proceedings are inherently litigious, time consuming, highly complex and driven extensively by facts and circumstances, which can result in challenges in predicting outcomes. The equitable power of bankruptcy judges also can result in uncertainty as to the ultimate resolution of claims. A stay on payments to be made on the assets of the Company could adversely affect the value of those assets and the Company itself. Other protections in such proceedings may include forgiveness of debt, the ability to create super-priority liens in favor of certain creditors of the debtor and certain well-defined claims procedures. Additionally, the numerous risks inherent in the insolvency process create a potential risk of loss by the Company of its entire investment in any particular issuer. Insolvency laws may, in certain jurisdictions, result in a restructuring of the debt without the Company’s consent under the "cramdown" provisions of applicable insolvency laws and may also result in a discharge of all or part of the debt without payment to the Company.

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

U.S. bankruptcy law permits the classification of "substantially similar" claims in determining the classification of claims in a reorganization for purpose of voting on a plan of reorganization. Because the standard for classification is vague, there exists a significant risk that the Company’s influence with respect to a class of claims can be lost by the inflation of the number and the amount of claims in, or other gerrymandering of, the class. In addition, certain administrative costs and claims that have priority by law over the claims of certain creditors (for example, claims for taxes) may be quite high.

Table of Content

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

In addition, upon the insolvency of a portfolio company, payments that such portfolio company made to the Company may be subject to avoidance, cancellation and/or clawback as a "preference" if made within a certain period of time (which may be as long as two years) before insolvency. There can be no assurance as to what standard a court would apply in order to determine whether the company was "insolvent" or that, regardless of the method of valuation, a court would not determine that the company was "insolvent," in each case, after giving effect to the indebtedness evidenced by the securities held by the Company and the use of the proceeds thereof.

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

Table of Content

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

As part of its investment process, for certain of the Company’s investments, the Adviser considers financially material environmental, social and governance ("ESG") factors (alongside other relevant factors) in its investment decisions in connection with general risk management and assessing the financial attractiveness of the opportunity. ESG integration does not change the Company’s investment objective, exclude specific types of companies or investments or constrain the Company's investable universe. The Adviser’s assessments related to ESG factors may not be conclusive and investments that may be negatively impacted by such factors may be purchased and retained by the Company while the Company may divest or not invest in investments that may be positively impacted by such factors. Notwithstanding anything herein and for the avoidance of doubt, it is not contemplated that the Adviser will subordinate the Company’s performance or increase the Company’s investment risks as a result of (or in connection with) the consideration of any ESG factors, nor will it promote ESG characteristics ahead of other investment considerations.

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

Table of Content

Risk Associated with Unspecified Transactions; No Assurance of Investment Return.

Investors will be relying on the ability of the Adviser to source, negotiate, consummate and syndicate Company originated loans (each, a "loan" and, together with other portfolio investments, the "portfolio investments") using the investments of shareholders, and there is no assurance that the Adviser will find a sufficient number of attractive opportunities to meet the Company’s investment objectives or that the Company will be able to make and realize its investment objective. The realizable value of a highly illiquid investment, at any given time, may be less than its intrinsic value. In addition, certain types of investments held by the Company may require a substantial length of time to liquidate. Furthermore, to the extent the investment strategy of the Company relies upon a certain set of market and economic conditions and such conditions do not materialize for an extended period of time, the Company may not be able to invest a significant portion of the proceeds. There can be no assurance that the Company will be able to generate returns for its investors or that the returns will be commensurate with the risks of investing in the type of portfolio investments and transactions described herein.

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

Loans are not registered with the SEC, or any state securities commission, and are not listed on any national securities exchange. There is less readily available or reliable information about most loans than is the case for many other types of securities, including securities issued in transactions registered under the Securities Act of 1933, as amended (the "Securities Act") or registered under the 1934 Act. No active trading market may exist for some loans, and some loans may be subject to restrictions on resale. A secondary market may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods, which may impair the ability to realize full value and thus cause a material decline in the Company’s NAV. In addition, the Company may not be able to readily dispose of its loans at prices that approximate those at which the Company could sell such loans if they were more widely-traded and, as a result of such illiquidity, the Company may have to sell other investments or engage in borrowing transactions if necessary to raise cash to meet its obligations. During periods of limited supply and liquidity of loans, the Company’s yield may be lower.

Table of Content

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

Table of Content

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

The factors affecting an issuer’s first and second lien loans, and its overall capital structure, are complex. Some first lien loans may not necessarily have priority over all other unsecured debt of an issuer. For example, some first lien loans may permit other secured obligations (such as overdrafts, swaps or other derivatives made available by members of the syndicate to the company), or involve first liens only on specified assets of an issuer (e.g., excluding real estate). Issuers of first lien loans may have multiple tranches of first lien debt outstanding, each with first liens on separate collateral, or may share first liens on the same collateral. Furthermore, liens with respect to primarily U.S. financings generally only cover U.S. assets, and non-U.S. assets are not included (other than, for example, where a borrower pledges a portion of the stock of first-tier non-U.S. subsidiaries). In the event of Chapter 11 filing by an issuer, the U.S. Bankruptcy Code authorizes the issuer to use a creditor’s collateral and to obtain additional credit by grant of a prior lien on its property, senior even to liens that were first in priority prior to the filing, as long as the issuer provides what the presiding bankruptcy judge considers to be "adequate protection," which may, but need not always, consist of the grant of replacement or additional liens or the making of cash payments to the affected secured creditor. The imposition of prior liens on the Company’s collateral would adversely affect the priority of the liens and claims held by the Company and could adversely affect the Company’s recovery on its leveraged loans.

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

Senior secured loans are also subject to other risks, including:

i.
the possible invalidation of a debt or lien as a "fraudulent conveyance";
ii.
the recovery as a "preference" of liens perfected or payments made on account of a debt in the 90 days before a bankruptcy filing;
iii.
equitable subordination claims by other creditors;
iv.
"lender liability" claims by the portfolio company of the obligations; and
v.
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

Table of Content

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

Below Investment Grade Risk. In addition, we intend to invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as "junk," have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid. The major risks of below investment grade securities include:

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

Table of Content

Junior, Unsecured Securities. Our strategy may entail acquiring securities that are junior or unsecured instruments. While this approach can facilitate obtaining control and then adding value through active management, it also means that certain of the Company’s investments may be unsecured. If a portfolio company becomes financially distressed or insolvent and does not successfully reorganize, we will have no assurance (compared to those distressed securities investors that acquire only fully collateralized positions) that we will recover any of the principal that we have invested. Similarly, investments in "last out" pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the "first out" piece of the same unitranche loan with respect to payment of principal, interest and other amounts. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should it be forced to enforce its remedies.

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

"Covenant-lite" Obligations. We may invest in, or obtain exposure to, obligations that may be "covenant-lite," which means such obligations lack certain financial maintenance covenants. While these loans may still contain other collateral protections, a covenant-lite loan may carry more risk than a covenant-heavy loan made by the same borrower, as it does not require the borrower to provide affirmation that certain specific financial tests have been satisfied on a routine basis as is required under a covenant-heavy loan agreement. Should a loan we hold begin to deteriorate in quality, our ability to negotiate with the borrower may be delayed under a covenant-lite loan compared to a loan with full maintenance covenants. This may in turn delay our ability to seek to recover its investment.

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

Table of Content

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

Loans may become non-performing for a variety of reasons and borrowers on loans constituting the Company’s assets may seek the protection afforded by bankruptcy, insolvency and other debtor relief laws. Upon a bankruptcy filing in a U.S. Bankruptcy Court by an issuer of debt, the U.S. Bankruptcy Code imposes an automatic stay on payments of such issuer’s pre-petition debt. A stay on payments to be made on the assets of the Company could adversely affect the value of those assets and the Company itself. Other protections in such proceedings may include forgiveness of debt, the ability to create super-priority liens in favor of certain creditors of the debtor and certain well-defined claims procedures. Nonperforming debt obligations may require substantial workout negotiations, restructuring or bankruptcy filings that may entail a substantial reduction in the interest rate, deferral of payments and/or a substantial write-down of the principal of a loan or conversion of some or all of the debt to equity. Insolvency laws may, in certain jurisdictions, result in a restructuring of the debt without the Company’s consent under the "cramdown" provisions of applicable insolvency laws and may also result in a discharge of all or part of the debt without payment to the Company. If a portfolio company were to file for Chapter 11 reorganization, the U.S. Bankruptcy Code authorizes the issuer to restructure the terms of repayment of a class of debt, even if the class fails to accept the restructuring, as long as the restructured terms are "fair and equitable" to the class and certain other conditions are met.

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

Table of Content

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

The value of a convertible security is a function of its "investment value" (determined by its yield in comparison with the yields of other securities of comparable maturity and quality that do not have a conversion privilege) and its "conversion value" (the security’s worth, at market value, if converted into the underlying common stock). The investment value of a convertible security is influenced by changes in interest rates, with investment value declining as interest rates increase and increasing as interest rates decline. The credit standing of the portfolio company and other factors may also have an effect on the convertible security’s investment value. The conversion value of a convertible security is determined by the market price of the underlying common stock. If the conversion value is low relative to the investment value, the price of the convertible security is governed principally by its investment value. To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible security will be increasingly influenced by its conversion value. A convertible security generally will sell at a premium over its conversion value by the extent to which investors place value on the right to acquire the underlying common stock while holding a fixed-income security. Generally, the amount of the premium decreases as the convertible security approaches maturity.

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

Table of Content

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

In recent years, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed "lender liability"). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to a borrower or has assumed a degree of control over the borrower resulting in a creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Because of the nature of certain of the Company’s investments, the Company could be subject to allegations of lender liability.

In addition, under common law principles that in some cases form the basis for lender liability claims, if a lender or bondholder:

i.
intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower,
ii.
engages in other inequitable conduct to the detriment of such other creditors,
iii.
engages in fraud with respect to, or makes misrepresentations to, such other creditors, or
iv.
uses its influence as a stockholder to dominate or control a borrower to the detriment of other creditors of such borrower, a court may elect to subordinate the claim of the offending lender or bondholder to the claims of the disadvantaged creditor or creditors, a remedy called "equitable subordination."

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

Table of Content

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

Table of Content

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

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of the portfolio companies in which we make investments may be susceptible to economic slowdowns or recessions and during these periods may be unable to repay the loans we made to them. See "Item 1A. Risk Factors—Risks Relating to the Current Environment—Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics, which could have a negative impact on our and our portfolio companies’ businesses and operations." Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our and our portfolio companies’ funding costs, limit our and our portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we will actually provide significant managerial assistance to that portfolio company, a bankruptcy court might subordinate all or a portion of our claim to that of other creditors.

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

Table of Content

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

Table of Content

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

To the extent that we invest in original issue discount or payment-in-kind ("PIK") instruments and the accretion of original issue discount or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

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
•
even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
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

For reasons not necessarily attributable to any of the risks set forth herein (for example, supply/demand imbalances or other market forces), the prices of the debt instruments and other securities may decline substantially. In particular, purchasing debt instruments or other assets at what may appear to be "undervalued" or "discounted" levels is no guarantee that these assets will not be trading at even lower levels at a time of valuation or at the time of sale, if applicable. It may not be possible to predict, or to hedge against, such "spread widening" risk. Additionally, the perceived discount in pricing from previous environments described herein may still not reflect the true value of the assets underlying debt instruments in which the Company invests.

We may enter into a TRS agreement that exposes us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

A total return swap ("TRS") is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements.

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

Table of Content

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

Table of Content

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

A derivative transaction is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In some cases, we may post collateral to secure our obligations to the counterparty, and we may be required to post additional collateral upon the occurrence of certain events such as a decrease in the value of the reference security or other asset. In some cases, the counterparty may not collateralize any of its obligations to us. Derivative investments effectively add leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. In addition to the risks described above, such arrangements are subject to risks similar to those associated with the use of leverage. See "Risk Factors— Risks Related to Debt Financing".

We may acquire various financial instruments for purposes of "hedging" or reducing our risks, which may be costly and ineffective and could reduce our cash available for distribution to our shareholders.

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

Table of Content

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

The Adviser and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to the Adviser an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the value of our net assets as of the beginning of the first calendar day of the applicable month. Because the incentive fee is based on the performance of our portfolio, the Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage the Adviser to use leverage to increase the return on our investments. Our compensation arrangements could therefore result in our making riskier or more speculative investments than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns. See "Certain Relationships and Related Party Transactions, and Director Independence".

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

Table of Content

We rely, in part, on the Adviser to assist with identifying investment opportunities and making investment recommendations to the Adviser. The Adviser and its affiliates are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser, its affiliates and their officers and employees will not be devoted exclusively to our business, but will be allocated between us and such other business activities of the Adviser and its affiliates in a manner that the Adviser deems necessary and appropriate. See "Certain Relationships and Related Party Transactions, and Director Independence".

The time and resources that individuals employed by the Adviser devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Adviser are not prohibited from raising money for or managing other entities that make the same types of investments that we target.

The Adviser and individuals employed by the Adviser are generally not prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may participate in certain transactions originated by the Adviser or its affiliates under our exemptive relief from the SEC that allows us to engage in co-investment transactions with the Adviser and its affiliates, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Adviser will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Adviser, the Adviser may determine that we not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board) the Adviser may not have the opportunity to cause us to participate. Affiliates of the Adviser, whose primary business includes the origination of investments or investing in non-originated assets, engage in investment advisory business with accounts that compete with us. See "Certain Relationships and Related Party Transactions, and Director Independence."

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

Our future success depends, to a significant extent, on the continued services of the officers and employees of the Adviser or its affiliates. The loss of services of one or more members of the Adviser’s management team, including members of Apollo’s investment committee (the "Investment Committee"), could adversely affect our financial condition, business and results of operations. The Adviser does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or the Adviser. Further, we do not intend to separately maintain key person life insurance on any of these individuals.

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

Table of Content

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in Qualifying Assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in Qualifying Assets could result in our failure to maintain our status as a BDC.

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act described as "qualifying" assets, ("Qualifying Assets") unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are Qualifying Assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not Qualifying Assets. Conversely, if we fail to invest a sufficient portion of our assets in Qualifying Assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

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

As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue "senior securities," as defined under the 1940 Act, including borrowing money from banks or other financial institutions only in amounts such that our asset coverage meets the threshold set forth in the 1940 Act immediately after each such issuance. The 1940 Act currently requires an asset coverage of at least 150% (i.e., the amount of debt may not exceed two-thirds of the value of our assets). Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately-owned competitors, which may lead to greater shareholder dilution.

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

Table of Content

We are a diversified investment company within the meaning of the 1940 Act, and therefore we are limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a diversified investment company within the meaning of the 1940 Act, which means that we are limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the 1940 Act, a "diversified" investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a diversified investment company, we are subject to this requirement. We will also be subject to the diversification requirements applicable to RICs under Subchapter M of the Code.

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

Table of Content

The following table illustrates the effect of leverage on returns from an investment in our shares assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Portfolio (Net of Expenses)(1)	-10%	-5%	0%	5%	10%
Corresponding Return to Common Shareholders(2)	-22%	-13%	-4%	4%	13%

(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2025 As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2025.
(2)
In order to compute the "Corresponding Return to Common Shareholders," the "Assumed Return on Portfolio" is multiplied by the total value of our assets at December 31, 2025 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average interest rate of 6.94% by the approximately $6.7 billion of average principal debt outstanding, excluding deferred financing costs and revaluation of unsecured issuances due to interest rate swap valuation changes) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2025 to determine the "Corresponding Return to Common Shareholders."

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

To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. It is possible that an interest in any such CLO held by us may be considered a "non-qualifying" portfolio investment for purposes of the 1940 Act.

Table of Content

If we create a CLO, we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our qualification as a RIC, which would have a material adverse effect on an investment in the shares. Please see "Risk Factors—Federal Income Tax Risks — We will be subject to corporate-level income tax if we are unable to maintain RIC tax treatment under Subchapter M of the Code or satisfy RIC distribution requirements" for more information on the material adverse effects that could result if we lost our qualification as a RIC.

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

Table of Content

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

Table of Content

Special considerations for certain benefit plan investors.

We intend to conduct our affairs so that our assets should not be deemed to constitute "plan assets" under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and the Plan Asset Regulations. In this regard, until such time as all classes of our Common Shares are considered "publicly-offered securities" within the meaning of the Plan Asset Regulations, we intend to limit investment in each class of our Common Shares by "benefit plan investors" to less than 25% of the total value of each class of our Common Shares (within the meaning of the Plan Asset Regulations). If, notwithstanding our intent, the assets of the Company were deemed to be "plan assets" of any shareholder that is a "benefit plan investor" under the Plan Asset Regulations, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company, and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute "prohibited transactions" under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the "benefit plan investor" any profit realized on the transaction and (ii) reimburse the Covered Plan for any losses suffered by the "benefit plan investor" as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. The fiduciary of a "benefit plan investor" who decides to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Adviser. With respect to a "benefit plan investor" that is an individual retirement account (an "IRA") that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.

Until such time as all the classes of our Common Shares constitute "publicly traded securities" within the meaning of the Plan Asset Regulations, we have the power to (a) exclude any shareholder or potential shareholder from purchasing our Common Shares; (b) prohibit any redemption of our Common Shares; and (c) redeem some or all Common Shares held by any holder if, and to the extent that, our Board determines that there is a substantial likelihood that such holder’s purchase, ownership or redemption of Common Shares would result in our assets to be characterized as "plan assets," for purposes of the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, and all Common Shares of the Company shall be subject to such terms and conditions.

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

Table of Content

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

Table of Content

Item 1B. Unresolved Staff Comments

None.

Table of Content

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

Apollo’s Board of Directors is involved in overseeing Apollo’s risk management program, including with respect to cybersecurity, which is a critical component of Apollo’s overall approach to enterprise risk management ("ERM"). Apollo’s cybersecurity policies and practices are fully integrated into its ERM framework through its reporting, risk management and oversight channels and are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards.

As one of the critical elements of Apollo’s overall ERM approach, Apollo’s cybersecurity program is focused on the following key areas:

•
Governance. As discussed further under the heading "Cybersecurity Governance," Apollo’s Board of Directors has an oversight role, as a whole and also at the committee level, in overseeing management of Apollo’s risks, including its cybersecurity risks. Apollo’s Chief Information Security Officer ("CISO") and the Chief Information Security Officer of Athene Holding Ltd. ("AHL’s CISO"), a subsidiary of Apollo, with support from the broader Apollo Technology team, are responsible for information security strategy, policies and practices, and also receive support, as appropriate, from our executive officers and other representatives of the Adviser and its affiliates.
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

Cybersecurity threat risks have not materially affected our company, including our business strategy, results of operations or financial condition. For further discussion of the risks we face from cybersecurity threats, including those that could materially affect us, see "Item 1A. Risk Factors—Risks Related to Our Business and Structure - Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, a misappropriation of funds, and/or damage to our business relationships, all of which could negatively impact our financial results."

Cybersecurity Governance

Apollo’s Board of Directors’ oversight of cybersecurity risk management is supported by the audit committee of Apollo’s Board of Directors (the ("AGM Audit Committee"), the AAM Global Risk Committee ("AGRC"), the Operational Risk Forum (the "ORF"), the Cybersecurity Working Group and management. Apollo’s Board of Directors, the AGM Audit Committee, the AGRC, the ORF and the Cyber Security Working Group receive regular updates on Apollo’s information technology, cybersecurity risk profile and strategy, and risk mitigation plans from Apollo’s risk management professionals, Apollo’s Chief Security Officer ("CSO"), the CISO, the AHL CISO. other members of management and relevant management committees and working groups. The Cyber Security Working Group is chaired by the CISO and has representation from Apollo’s Technology, Legal, Compliance, and ERM teams.

Table of Content

The group meets at least once a quarter to discuss cybersecurity and risk mitigation activities, among other topics. The CISO regularly reports to the ORF regarding cyber risk, and the ORF in turn reports to the AGRC on a quarterly basis, noting any cyber updates when necessary or appropriate. In turn, Apollo’s Board of Directors and/or the AGM Audit Committee receive quarterly risk updates from risk management professionals, as well as at least annual updates on cyber risk specifically. The full Apollo Board of Directors or the AGM Audit Committee receives presentations and reports on cybersecurity risks from Apollo’s CSO or CISO, as well as from AHL’s CISO, at least annually.

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

Item 2. Properties

As of December 31, 2025, we did not own any real estate or other physical properties materially important to our operations. Our administrative and principal executive offices are located at 9 West 57th Street, New York, NY 10019, respectively. We believe that our office facilities are suitable and adequate for our business as it is currently conducted.

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

On March 14, 2023, certain First Lien and Second Lien holders of debt issued by Mitel filed a complaint in New York State Court captioned Ocean Trails CLO VII et al v. MLN TopCo Ltd., et al, Index No. 651327/2023, against certain other First Lien and Second Lien debt holders, including the Company, alleging, among other things, that the defendant lenders breached the terms of their lending agreements and the New York Uniform Voidable Transfer Act in connection with certain amendments to the relevant documents governing the debt. On December 5, 2023, the trial court granted defendants’ motions to dismiss in part and denied them in part. The plaintiffs and defendants appealed the courts’ motion to dismiss ruling to the intermediate New York State appellate court. On December 31, 2024, the intermediate New York State appellate court dismissed the entire case, including all claims against the Company. On January 30, 2025, plaintiffs filed a motion for leave to appeal the intermediate New York State appellate court’s ruling to the New York Court of Appeals. That motion was held in abeyance following Mitel’s filing of voluntary Chapter 11 bankruptcy petitions in the U.S. Bankruptcy Court for the Southern District of Texas. Plaintiffs and defendants memorialized settlement of the litigation in Mitel’s Chapter 11 plan of reorganization and related bankruptcy documentation. The effective date for Mitel’s plan of reorganization occurred on June 20, 2025. Pursuant to the settlement, the parties have submitted both (i) a stipulated request for withdrawal of the plaintiffs’ motion for leave to appeal to the New York Court of Appeals and (ii) a joint request to the trial court for the clerk to enter final judgment, dismissing with prejudice all claims and crossclaims. The request for withdrawal of the plaintiffs’ motion for leave to appeal has been granted and the trial court has directed the clerk to enter judgement in the case.

Management is not aware of any pending or threatened material litigation as of December 31, 2025 other than the matter disclosed above.

Table of Content

Item 4. Mine Safety Disclosures

Not applicable.

Table of Content

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is not currently and, until an exchange listing, we do not expect there to be, a public market for our shares, nor can we give any assurance that one will develop.

Share Issuances

The offering consists of three classes of our Common Shares, Class S shares, Class D shares and Class I shares. The share classes have different ongoing shareholder servicing fees. Other than the differences in ongoing shareholder servicing fees, each class of Common Shares has the same economics and voting rights. As of March 11, 2026, there were 14,046 holders of record of our Class S Common Shares, 211 holders of record of our Class D Common Shares and 10,700 holders of record of our Class I Common Shares.

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class S shares, Class D shares and Class I shares during the year ended December 31, 2025:

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2025	$24.83	$24.83	$24.83
February 28, 2025	24.77	24.77	24.77
March 31, 2025	24.65	24.65	24.65
April 30, 2025	24.58	24.58	24.58
May 31, 2025	24.64	24.64	24.64
June 30, 2025	24.60	24.60	24.60
July 31, 2025	24.63	24.63	24.63
August 31, 2025	24.55	24.55	24.55
September 30, 2025	24.52	24.52	24.52
October 31, 2025	24.48	24.48	24.48
November 30, 2025	24.44	24.44	24.44
December 31, 2025	24.40	24.40	24.40

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

Table of Content

The following table presents distributions that were declared during the year ended December 31, 2025:

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2025	January 22, 2025	February 27, 2025	$0.1621	$13,892	$0.1747	$182	$0.1800	$57,637
January 31, 2025	December 23, 2024	February 27, 2025	0.0200	1,714	0.0200	21	0.0200	6,405	(1)
February 28, 2025	February 21, 2025	March 27, 2025	0.1638	14,739	0.1752	183	0.1800	62,318
February 28, 2025	December 23, 2024	March 27, 2025	0.0200	1,800	0.0200	21	0.0200	6,923	(1)
March 31, 2025	March 24, 2025	April 28, 2025	0.1621	15,583	0.1747	186	0.1800	66,593
March 31, 2025	December 23, 2024	April 28, 2025	0.0200	1,896	0.0200	21	0.0200	7,308	(1)
April 30, 2025	April 22, 2025	May 29, 2025	0.1628	16,289	0.1749	192	0.1800	70,701
April 30, 2025	March 24, 2025	May 29, 2025	0.0200	2,001	0.0200	22	0.0200	7,856	(1)
May 31, 2025	May 22, 2025	June 27, 2025	0.1623	16,725	0.1748	196	0.1800	74,897
May 31, 2025	March 24, 2025	June 27, 2025	0.0200	2,061	0.0200	22	0.0200	8,322	(1)
June 30, 2025	June 23, 2025	July 29, 2025	0.1628	17,424	0.1749	215	0.1800	78,164
June 30, 2025	March 24, 2025	July 29, 2025	0.0200	2,141	0.0200	25	0.0200	8,685	(1)
July 31, 2025	July 23, 2025	August 27, 2025	0.1622	17,536	0.1748	224	0.1800	78,999
July 31, 2025	June 23, 2025	August 27, 2025	0.0200	2,162	0.0200	26	0.0200	8,778	(1)
August 31, 2025	August 22, 2025	September 26, 2025	0.1622	18,072	0.1748	240	0.1800	83,177
August 31, 2025	June 23, 2025	September 26, 2025	0.0200	2,228	0.0200	28	0.0200	9,242	(1)
September 30, 2025	September 24, 2025	October 28, 2025	0.1628	18,669	0.1750	268	0.1800	86,755
September 30, 2025	June 23, 2025	October 28, 2025	0.0200	2,293	0.0200	31	0.0200	9,640	(1)
October 31, 2025	October 22, 2025	November 26, 2025	0.1623	18,764	0.1748	279	0.1800	86,939
November 30, 2025	November 24, 2025	December 29, 2025	0.1629	19,266	0.1750	283	0.1800	88,936
December 31, 2025	December 23, 2025	January 29, 2026	0.1624	19,726	0.1748	391	0.1800	91,871
			$2.1307	$224,981	$2.2784	$3,056	$2.3400	$1,000,146

* Totals may not foot due to rounding.

(1) Represents a special distribution.

Table of Content

Distribution and Servicing Plan

On July 22, 2021, the Board approved a distribution and servicing plan (the "Distribution and Servicing Plan"). On November 7, 2024, the Board approved the continuance of the Distribution and Servicing Plan. The following table shows the shareholder servicing and/or distribution fees the Company will pay the Intermediary Manager with respect to the Class S shares, Class D shares and Class I shares on an annualized basis as a percentage of the Company’s NAV for such class. No shareholder servicing and/or distribution fees will be paid with respect to Class I shares. The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

Subject to FINRA and other limitations on underwriting compensation, the Company will pay a shareholder servicing and/or distribution fee equal to 0.85% per annum of the Company’s net assets attributable to Class S shares as of the beginning of the first calendar day of the month and a shareholder servicing and/or distribution fee equal to 0.25% per annum of the Company’s net assets attributable to Class D shares as of the beginning of the first calendar day of the month subject to FINRA and other limitations on underwriting compensation.

Classes of Beneficial Interests	Shareholder Servicing and/or Distribution Fee
Class S	0.85%
Class D	0.25%
Class I	N/A

For the year ended December 31, 2025, the Company accrued distribution and shareholder servicing fees of $22,157 attributable to Class S shares, and $32 attributable to Class D shares.

The shareholder servicing and/or distribution fees are similar to sales commissions. The distribution and servicing expenses borne by the participating brokers may be different from and substantially less than the amount of shareholder servicing and/or distribution fees charged. The Intermediary Manager will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. All or a portion of the shareholder servicing and/or distribution fee may be used to pay for sub-transfer agency, sub-accounting and certain other administrative services that are not required to be paid pursuant to the shareholder servicing and/or distribution fees under FINRA rules. The Company also may pay for these sub-transfer agency, sub-accounting and certain other administrative services outside of the shareholder servicing and/or distribution fees and its Distribution and Servicing Plan. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under the Company’s distribution reinvestment plan.

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

Table of Content

Dividend Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board on behalf of our shareholders who do not elect to receive their dividends in cash as provided below. On November 11, 2025, the Board approved the continuation of the amended and restated distribution reinvestment plan of the Company (the "Amended and Restated Distribution Reinvestment Plan"). The Amended and Restated Distribution Reinvestment Plan amends the Company's previously effective distribution reinvestment plan to update the list of states that do not permit automatic enrollment in the distribution reinvestment plan. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

No action is required on the part of a registered shareholder to have his, her or its cash dividend or other distribution reinvested in our shares, except shareholders in certain states. Shareholders can elect to "opt out" of the Company’s distribution reinvestment plan in their subscription agreements (other than Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Texas, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan and must affirmatively opt in to participate in the plan). Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Texas, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares.

If any shareholder initially elects not to participate, they may later become a participant by subsequently completing and executing an enrollment form or any distribution authorization form as may be available from the Company or the SS&C GIDS, Inc. (the "Plan Administrator"). Participation in the distribution reinvestment plan will begin immediately after acceptance of a participant’s subscription, enrollment or authorization. Shares will be purchased under the distribution reinvestment plan as of the first calendar day of the month following the record date of the distribution.

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

Under the share repurchase plan, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an "Early Repurchase Deduction"). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

The following table further summarizes the share repurchases completed during the year ended December 31, 2025:

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 17, 2025	5,282,627	1.38%	$24.65	March 31, 2025	$130,147	13,919,523
June 16, 2025	8,418,605	1.83%	$24.60	June 30, 2025	$207,118	14,645,892
September 15, 2025	16,284,065	3.05%	$24.52	September 30, 2025	$399,191	10,420,646
December 15, 2025	28,227,216	4.85%	$24.40	December 31, 2025	$688,667	865,283

(1) Percentage is based on total shares as of the close of the previous calendar quarter.

(2) All repurchase requests were satisfied in full.

(3) Amounts shown net of Early Repurchase Deduction.

Table of Content

Item 6. Reserved

Table of Content

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto in Part II, Item 8 of this Form 10-K "Consolidated Financial Statements and Supplementary Data." This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K "Risk Factors." Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under "Risk Factors" and "Cautionary Statement Regarding Forward-Looking Statements" appearing elsewhere in this Form 10-K. The year ended December 31, 2025 represents the period from January 1, 2025 to December 31, 2025.

These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Apollo Debt Solutions BDC (the "Company," "we," "us" or "our"), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as "anticipates," "expects," "intends," "plans," "will," "may," "continue," "believes," "seeks," "estimates," "would," "could," "should," "targets," "projects," "outlook," "potential," "predicts" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled "Item 1A. Risk Factors" and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the "1934 Act").

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

Most of the debt instruments we invest in are unrated or rated below investment grade, which is often an indication of size, credit worthiness and speculative nature relative to the capacity of the borrower to pay interest and principal. Generally, if our unrated investments were rated, they would be rated below investment grade. These securities, which are often referred to as "junk" or "high yield", have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and are illiquid.

We do not intend to acquire securities issued by any investment company in excess of the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, a BDC generally cannot acquire more than 3% of the voting interests of any investment company, invest more than 5% of the value of its total assets in the securities of one investment company or invest more than 10% of the value of its total assets in the securities of investment companies in the aggregate. Subject to certain exemptive rules, including Rule 12d1-4, the Company may, subject to certain conditions, invest in other investment companies in excess of such thresholds. As of the date of this Annual Report, the Company entered into a fund of funds agreement and is an "acquired fund" for purposes of Rule 12d1-4. However, we do not deem the fund of funds agreement as material given that it is not part of the Company's principal investment strategy. For so long as the Company is an "acquired fund" for purposes of Rule 12d1-4, the Company will be required to limit its investments in the securities of other investment companies and private funds to no more than 10% of its total assets, subject to certain limited exceptions permitted under Rule 12d1-4. These restrictions may limit the Company's ability to invest in other investment companies to the extent desired.

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

Table of Content

Expenses

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, is provided and paid for by the Adviser. We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to: (a) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Advisory Agreement; (b) our allocable portion of compensation, and other expenses incurred by the Adviser or Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) our chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Adviser or Administrator that performs duties for us; and (iii) any internal audit group personnel of Apollo Global Management, Inc. and its consolidated subsidiaries ("AGM") or any of its affiliates. Excluded from the allowable reimbursement shall be: (i) rent or depreciation, utilities, capital equipment, and other administrative items of the Adviser or Administrator; and (ii) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any Controlling Person of the Adviser or Administrator. The term "Controlling Person" shall mean a person, whatever his or her title, who performs functions for the Adviser or Administrator similar to those of (i) the chairman or other member of a board of directors, (ii) executive officers or (iii) those holding 10% or more equity interest in the Adviser or Administrator, or a person having the power to direct or cause the direction of the Adviser or Administrator, whether through the ownership of voting securities, by contract or otherwise; and (c) all other expenses of our operations, administrations and transactions.

With respect to costs incurred in connection with our organization and offering and all other costs incurred prior to the time we break escrow for the offering, the Adviser has agreed to advance all such costs on our behalf. Unless the Adviser elects to cover such expenses pursuant to the Expense Support and Conditional Reimbursement Agreement (as defined below) we entered into with the Adviser, we will be obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for our offering of Common Shares. See "—Expense Support and Conditional Reimbursement Agreement." Any reimbursements that may be made by us in the future will not exceed actual expenses incurred by the Adviser and its affiliates.

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

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support Agreement with the Adviser. For additional information see "Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions".

Please see "Item 8. Consolidated Financial Statements and Supplementary Data —Notes to Consolidated Financial Statements—Note 12. Subsequent Events" for a summary of recent developments.

Portfolio and Investment Activity

Our portfolio and investment activity as of and for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
(in thousands)*	2025	2024
Investments made in portfolio companies	$17,690,542	$11,440,248
Investments sold	(3,574,330)	(2,924,258)
Net activity before repaid investments	$14,116,212	$8,515,990
Investments repaid	(4,434,946)	(651,635)
Net investment activity	$9,681,266	$7,864,355

Portfolio companies at beginning of period	324	180
Number of new portfolio companies	205	193
Number of exited portfolio companies	(114)	(49)
Portfolio companies at end of period	415	324

Number of investments made in existing portfolio companies	256	66

* Totals may not foot due to rounding.

Table of Content

Our portfolio composition and weighted average yields as of December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Portfolio composition, at fair value:
First lien secured debt	99.7%	99.9%
Second lien secured debt	0.0%	0.0%
Unsecured debt and other	0.3%	0.1%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	8.6%	9.8%
Second lien secured debt (2)	0.0%	0.0%
Unsecured debt and other (2)	6.5%	6.0%
Total portfolio (3)	8.6%	9.8%
Interest rate type, at fair value:
Fixed rate amount	$0.7 billion	$0.4 billion
Floating rate amount	$23.7 billion	$14.2 billion
Fixed rate, as percentage of total	3.2%	2.7%
Floating rate, as percentage of total	96.8%	97.3%
Interest rate type, at amortized cost:
Fixed rate amount	$0.7 billion	$0.4 billion
Floating rate amount	$23.6 billion	$14.2 billion
Fixed rate, as percentage of total	3.0%	2.7%
Floating rate, as percentage of total	97.0%	97.3%
Weighted average spread over reference rate of all floating rate investments	4.6%	5.1%

(1)
An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.
(2)
Exclusive of investments on non-accrual status. As of December 31, 2025 and 2024, 0.3% and 0.2% of investments were on non-accrual status, respectively.
(3)
Inclusive of all income generating investments, non-income generating investments and investments on non-accrual status.

Table of Content

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
Investment Ranking	Fair Value	Percentage	Fair Value	Percentage
(in thousands)
1	$—	—	$—	—
2	24,258,409	99.0%	14,433,436	99.1%
3	173,005	0.7%	96,589	0.7%
4	75,053	0.3%	—	—
5	9,161	0.0%	25,510	0.2%
Total	$24,515,628	100.0%	$14,555,535	100.0%

Table of Content

Results of Operations

Operating results for the years ended December 31, 2025 and 2024 were as follows (dollar amounts in millions)*:

	Year Ended December 31,
	2025	2024
Total investment income	$1,918.6	$1,206.4
Net expenses	(853.3)	(531.4)
Net investment income	1,065.2	675.0
Net realized gain (loss)	(159.4)	49.2
Net unrealized appreciation (depreciation)	85.4	(13.0)
Net increase (decrease) in net assets resulting from operations	$991.2	$711.2

* Totals may not foot due to rounding.

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Furthermore, several of the changes from one period to the next are driven by higher capital deployment and fluctuations in our investment balances. As a result, such comparisons may not provide meaningful insights.

Investment Income

Investment income, for the years ended December 31, 2025 and 2024 were as follows (dollar amounts in millions)*:

	Year Ended December 31,
	2025	2024
Interest income	$1,848.5	$1,154.6
PIK interest income	42.2	17.2
Dividend income	5.4	3.5
Other income	22.4	31.1
Total investment income	$1,918.6	$1,206.4

* Totals may not foot due to rounding.

For the year ended December 31, 2025, total investment income increased to $1.9 billion from $1.2 billion for the same period in the prior year primarily driven by our continuing deployment of capital. The size of our investment portfolio at fair value increased to $24.5 billion at December 31, 2025 from $14.6 billion at December 31, 2024. Additionally, our weighted average yield on debt and income producing investments decreased to 8.6% for the year ended December 31, 2025 from 9.8% for the year ended December 31, 2024 in the prior year. For the years ended December 31, 2025 and 2024, PIK interest income represented 2.2% and 1.4% of total investment income, respectively. We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments, and changes in interest rates.

Table of Content

Expenses

Expenses for the years ended December 31, 2025 and 2024 were as follows (dollar amounts in millions)*:

	Year Ended December 31,
	2025	2024
Management fees	$165.1	$88.4
Performance-based incentive fees	154.4	99.3
Interest and other debt expenses	472.6	306.3
Offering costs	0.5	0.7
Trustees' fees	0.7	0.6
Shareholder servicing fees	22.2	12.7
Administrative service expenses	12.3	5.5
Other general and administrative expenses	25.5	17.9
Total expenses	$853.3	$531.4

* Totals may not foot due to rounding.

For the years ended December 31, 2025 and 2024, net expenses were $853.3 million and $531.4 million, respectively, primarily comprised of interest and other debt expenses.

Interest and other debt expenses

For the year ended December 31, 2025, interest and other debt expenses increased to $472.6 million from $306.3 million for the same period in the prior year, primarily driven by increased borrowings outstanding. The total annualized cost of debt decreased to 6.9% for the year ended December 31, 2025 from 8.2% for the same period in the prior year. Although the cost of debt decreased, the average principal debt outstanding increased to $6.7 billion for the year ended December 31, 2025 from $3.6 billion for the same period in the prior year, yielding to a higher interest expense.

Management fees

For the year ended December 31, 2025, gross management fees increased to $165.1 million from $88.4 million for the same period in the prior year, primarily due to an increase in average net assets. Our average net assets increased to $13.2 billion for the year ended December 31, 2025 from $7.1 billion for the year ended December 31, 2024. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. No management fees have been waived for the years ended December 31, 2025 and 2024.

Incentive fees

For the year ended December 31, 2025, incentive fees increased to $154.4 million from $99.3 million for the same period in the prior year primarily due to our deployment of capital and increase in net investment income. No incentive fees have been waived for the years ended December 31, 2025 and 2024.

Other expenses

Total other expenses were $60.7 million for the year ended December 31, 2025, primarily comprised of $22.2 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors, $13.1 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company), and $25.4 million of general and administrative expenses (including insurance, filing, research, and fees paid to our sub-administrator and transfer agent). Total other expenses for the same period in the prior year were $36.7 million. The increase compared to the same period in the prior year was primarily driven by the increased costs attributable to servicing a growing investment portfolio, increased subscriptions to our Class S and Class D shares, and increased borrowings through the existing and/or new financing facilities.

Expense support

For the years ended December 31, 2025 and 2024, the Company did not receive expense support from the Adviser.

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

Table of Content

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

For the years ended December 31, 2025 and 2024, the Company incurred $0 million and $2.7 million, respectively, of U.S. federal excise tax.

Net Realized Gain (Loss)

Net realized gains (losses) for the years ended December 31, 2025 and 2024 were comprised of the following (dollar amounts in millions)*:

	Year Ended December 31,
	2025	2024
Non-controlled/non-affiliated investments	$27.4	$18.6
Derivative instruments	2.8	0.8
Foreign currency forward contracts	(195.7)	50.3
Foreign currency translations	6.0	(20.5)
Net realized gains (losses)	$(159.4)	$49.2

* Totals may not foot due to rounding.

For the year ended December 31, 2025, we recorded total net realized losses of $159.4 million, driven by net realized losses of $195.7 million, from foreign currency forward contracts primarily attributable to fluctuations in the Euro and British Pound exchange rates. The U.S. dollar weakened against major foreign currencies during the period, with the most significant impact arising from our Euro and British Pound exposures, resulting in net realized losses on foreign currency forward contracts. Net realized losses were partially offset by net realized gains of $27.4 million, on non-controlled/non-affiliated investments primarily due to full or partial sales and/or restructuring of our debt investments, net realized gains of $6.0 million on foreign currency transactions, and net realized gains of $2.8 million on derivative instruments.

For the year ended December 31, 2024, we generated net realized gains of $49.2 million, driven by net realized gains of $18.6 million from full or partial sales and/or restructuring of our debt investments, and realized gains of $50.3 million on foreign currency forward contracts, as a result of fluctuations primarily in the Australian Dollar, Euro and British Pound exchange rates. Net realized gains on non-controlled/non-affiliated investments and foreign currency forward contracts were partially offset by net realized losses of $20.5 million from repayments of foreign borrowings, and conversion of foreign cash balances, primarily attributable to fluctuations in the British Pound exchange rates.

Net Unrealized Gain (Loss)

Net change in unrealized gains (losses) for the years ended December 31, 2025 and 2024 were comprised of the following (dollar amounts in millions)*:

	Year Ended December 31,
	2025	2024
Non-controlled/non-affiliated investments	$155.0	$(90.3)
Derivative instruments	(3.1)	11.7
Foreign currency forward contracts	(62.8)	38.6
Foreign currency translations	(3.8)	27.0
Net change in unrealized gains (losses)	$85.4	$(13.0)

* Totals may not foot due to rounding.

For the year ended December 31, 2025, we recorded net unrealized gains of $155.0 million on non-controlled/non-affiliated investments. The fair value of our debt investments, as a percentage of principal, declined from 100.9% as of December 31, 2024 to 100.5% as of December 31, 2025, reflecting changes in portfolio company fundamentals and broader market conditions. Despite the decrease in fair value of our debt investments, as a percentage of principal, the U.S. dollar weakened against major foreign currencies during the period, which resulted in favorable foreign currency translation movements, primarily in Euro and British Pound denominated holdings, driving the increase in the net change in unrealized gains on non-controlled/non-affiliated investments. These gains were partially offset by net change in unrealized losses of $3.1 million on derivative instruments, $62.8 million on foreign currency forward contracts, and $3.8 million on foreign currency translations, including cash fluctuations.

For the year ended December 31, 2024, we recognized gross unrealized gains on investments of $140.8 million and gross unrealized losses on investments of $231.1 million, resulting in net change in unrealized losses of $(90.3) million on investments year-to-date. The fair value of our debt investments as a percentage of principal increased from 98.0% as of December 31, 2023 to 100.9% as of December 31, 2024, driven by strong portfolio company fundamentals however, our foreign investments saw unrealized losses due to the strengthening of the U.S. dollar against the Australian Dollar, British Pound, Euro, and Korean Won.

The net change in unrealized gains (losses) include the impact of transferring unrealized appreciation (depreciation) to realized gains (losses) due to sale and paydown activity.

Table of Content

Interest Rate Swaps

The Company uses interest rate swaps to mitigate interest rate risk associated with the Company's fixed rate liabilities, and has designated certain interest rate swaps to be in a hedge accounting relationship. See "Item 8. Consolidated Financial Statements and Supplementary Data— Notes to Consolidated Financial Statements— Note 2. Significant Accounting Policies" and "Item 8. Consolidated Financial Statements and Supplementary Data— Notes to Consolidated Financial Statements — Note 5. Derivative Instruments" for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship, and our consolidated schedule of investments for additional disclosure regarding these derivative instruments. See "Item 8. Consolidated Financial Statements and Supplementary Data— Notes to Consolidated Financial Statements - Note 6. Debt and Foreign Currency Transactions and Translations" for additional disclosure regarding the carrying value of our debt.

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

Currency Swaps

The Company uses currency swaps to mitigate the value of portfolio securities denominated in particular currencies against fluctuations in relative value or to gain or reduce exposure to certain currencies. See "Item 8. Consolidated Financial Statements and Supplementary Data— Notes to Consolidated Financial Statements— Note 2. Significant Accounting Policies" and "Item 8. Consolidated Financial Statements and Supplementary Data— Notes to Consolidated Financial Statements— Note 5. Derivative Instruments" for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship, and our consolidated schedule of investments for additional disclosure regarding these derivative instruments. See "Item 8. Consolidated Financial Statements and Supplementary Data— Notes to Consolidated Financial Statements - Note 6. Debt and Foreign Currency Transactions and Translations" for additional disclosure regarding the carrying value of our debt.

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

As of December 31, 2025, we had five asset based leverage facilities, ten unsecured debt issuances, thirteen CLO Notes, and one revolving credit facility outstanding. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%.

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

Table of Content

Debt

See Note 6 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of December 31, 2025:

	Payments Due by Period*
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$272	$—	$—	$272	$—
SPV Financing Facilities (2)	3,500	472	—	3,028	—
CLO Notes	1,586	—	—	—	1,586
Unsecured Notes	4,157	332	825	1,500	1,500
Total Debt Obligations	$9,515	$804	$825	$4,800	$3,086

* Totals may not foot due to rounding.

(1)
As of December 31, 2025, aggregate lender commitments under the Senior Secured Facility totaled $3.2 billion of unused capacity.
(2)
As of December 31, 2025, aggregate lender commitments under the SPV Financing Facilities totaled $200.0 million of unused capacity.

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

Table of Content

Net Assets

See Note 7 to the consolidated financial statements for information on the Company’s Common Shares and related capital activities.

Distributions

The following table summarizes our distributions declared and payable for the year ended December 31, 2025 (dollar amounts in thousands, except per share amounts):

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2025	January 22, 2025	February 27, 2025	$0.1621	$13,892	$0.1747	$182	$0.1800	$57,637
January 31, 2025	December 23, 2024	February 27, 2025	0.0200	1,714	0.0200	21	0.0200	6,405	(1)
February 28, 2025	February 21, 2025	March 27, 2025	0.1638	14,739	0.1752	183	0.1800	62,318
February 28, 2025	December 23, 2024	March 27, 2025	0.0200	1,800	0.0200	21	0.0200	6,923	(1)
March 31, 2025	March 24, 2025	April 28, 2025	0.1621	15,583	0.1747	186	0.1800	66,593
March 31, 2025	December 23, 2024	April 28, 2025	0.0200	1,896	0.0200	21	0.0200	7,308	(1)
April 30, 2025	April 22, 2025	May 29, 2025	0.1628	16,289	0.1749	192	0.1800	70,701
April 30, 2025	March 24, 2025	May 29, 2025	0.0200	2,001	0.0200	22	0.0200	7,856	(1)
May 31, 2025	May 22, 2025	June 27, 2025	0.1623	16,725	0.1748	196	0.1800	74,897
May 31, 2025	March 24, 2025	June 27, 2025	0.0200	2,061	0.0200	22	0.0200	8,322	(1)
June 30, 2025	June 23, 2025	July 29, 2025	0.1628	17,424	0.1749	215	0.1800	78,164
June 30, 2025	March 24, 2025	July 29, 2025	0.0200	2,141	0.0200	25	0.0200	8,685	(1)
July 31, 2025	July 23, 2025	August 27, 2025	0.1622	17,536	0.1748	224	0.1800	78,999
July 31, 2025	June 23, 2025	August 27, 2025	0.0200	2,162	0.0200	26	0.0200	8,778	(1)
August 31, 2025	August 22, 2025	September 26, 2025	0.1622	18,072	0.1748	240	0.1800	83,177
August 31, 2025	June 23, 2025	September 26, 2025	0.0200	2,228	0.0200	28	0.0200	9,242	(1)
September 30, 2025	September 24, 2025	October 28, 2025	0.1628	18,669	0.1750	268	0.1800	86,755
September 30, 2025	June 23, 2025	October 28, 2025	0.0200	2,293	0.0200	31	0.0200	9,640	(1)
October 31, 2025	October 22, 2025	November 26, 2025	0.1623	18,764	0.1748	279	0.1800	86,939
November 30, 2025	November 24, 2025	December 29, 2025	0.1629	19,266	0.1750	283	0.1800	88,936
December 31, 2025	December 23, 2025	January 29, 2026	0.1624	19,726	0.1748	391	0.1800	91,871
			$2.1307	$224,981	$2.2784	$3,056	$2.3400	$1,000,146

* Totals may not foot due to rounding.

(1) Represents a special distribution.

Table of Content

The following table presents distributions declared as of the year ended December 31, 2024 (dollar amounts in thousands, except per share amounts):

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

Sources of distributions, other than net investment income and realized gains on a U.S. generally accepted accounting principles ("GAAP") basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the year ended December 31, 2025 (dollar amounts in thousands, except per share amounts):

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.9199	$194,816	$2.1115	$2,607	$2.1497	$867,805
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	0.2108	30,165	0.1669	449	0.1903	132,341
	$2.1307	$224,981	$2.2784	$3,056	$2.3400	$1,000,146

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

Table of Content

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

The following table presents information with respect to the Company’s share repurchases during the year ended December 31, 2025 (dollar amounts in thousands, except per share amounts):

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 17, 2025	5,282,627	1.38%	$24.65	March 31, 2025	$130,147	13,919,523
June 16, 2025	8,418,605	1.83%	$24.60	June 30, 2025	$207,118	14,645,892
September 15, 2025	16,284,065	3.05%	$24.52	September 30, 2025	$399,191	10,420,646
December 15, 2025	28,227,216	4.85%	$24.40	December 31, 2025	$688,667	865,283

(1) Percentage is based on total shares as of the close of the previous calendar quarter.

(2) All repurchase requests were satisfied in full.

(3) Amounts shown net of Early Repurchase Deduction.

The following table presents information with respect to the Company’s share repurchases during the year ended December 31, 2024 (dollar amounts in thousands, except per share amounts):

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 15, 2024	5,079,296	3.03%	$24.85	March 31, 2024	$126,101	3,293,303
June 13, 2024	1,612,752	0.75%	$24.90	June 30, 2024	$40,110	9,120,695
September 13, 2024	2,731,316	0.99%	$24.94	September 30, 2024	$68,083	11,073,199
December 16, 2024	2,513,327	0.77%	$24.86	December 31, 2024	$62,448	13,879,590

(1) Percentage is based on total shares as of the close of the previous calendar quarter.

(2) All repurchase requests were satisfied in full.

(3) Amounts shown net of Early Repurchase Deduction.

Table of Content

Contractual Obligations

We have entered into the Advisory Agreement with the Adviser to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. We have also entered into an Expense Support Agreement with the Adviser to provide us with support with respect to certain expenses and subject to reimbursement. Payments for investment advisory services under the Advisory Agreements, reimbursements under the Administration Agreement and support and reimbursements under the Expense Support Agreement are described in "Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions."

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. The Company provides funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2025 and 2024, we had unfunded commitments, including delayed draw term loans, revolvers, bridge loan and backstop commitments, with an aggregate principal amount of $4.7 billion and $2.3 billion, respectively.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business.

On March 14, 2023, certain First Lien and Second Lien holders of debt issued by Mitel filed a complaint in New York State Court captioned Ocean Trails CLO VII et al v. MLN TopCo Ltd., et al, Index No. 651327/2023, against certain other First Lien and Second Lien debt holders, as well as the Company, alleging, among other things, that the defendant lenders breached the terms of their lending agreements and the New York Uniform Voidable Transfer Act in connection with certain amendments to the relevant documents governing the debt. On December 5, 2023, the trial court granted defendants’ motions to dismiss in part and denied them in part. The plaintiffs and defendants appealed the courts’ motion to dismiss ruling to the intermediate New York State appellate court. On December 31, 2024, the intermediate New York State appellate court dismissed the entire case, including all claims against the Company. On January 30, 2025, plaintiffs filed a motion for leave to appeal the intermediate New York State appellate court’s ruling to the New York Court of Appeals. That motion was held in abeyance following Mitel’s filing of voluntary Chapter 11 bankruptcy petitions in the U.S. Bankruptcy Court for the Southern District of Texas. Plaintiffs and defendants memorialized settlement of the litigation in Mitel’s Chapter 11 plan of reorganization and related bankruptcy documentation. The effective date for Mitel’s plan of reorganization occurred on June 20, 2025. Pursuant to the settlement, the parties have submitted both (i) a stipulated request for withdrawal of the plaintiffs’ motion for leave to appeal to the New York Court of Appeals and (ii) a joint request to the trial court for the clerk to enter final judgment, dismissing with prejudice all claims and crossclaims. The request for withdrawal of the plaintiffs’ motion for leave to appeal has been granted and the trial court has directed the clerk to enter judgement in the case.

Management is not aware of any pending or threatened material litigation as of December 31, 2025 other than the matter disclosed above.

Related-Party Transactions

We entered into a number of business relationships with affiliated or related parties, including the following:

•
Advisory Agreement;
•
Administration Agreement
•
Intermediary Manager Agreement; and
•
Expense Support and Conditional Reimbursement Agreement.

In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See "Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions."

Critical Accounting Estimates

Table of Content

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors described in "Item 1A. Risk Factors." See "Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2. Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Pursuant to Rule 2a-5 under the 1940 Act, our Board has designated the Adviser as its "valuation designee" to perform the fair value determinations for investments held by us without readily available market quotations. The Adviser, as "valuation designee," is responsible for determining the fair value of our portfolio investments, subject to the oversight of the Board.

Investments for which market quotations are readily available are typically valued at such market quotations. In order to verify whether market quotations are deemed to represent fair value, the Adviser, looks at certain factors including the source and nature of the quotations. Market quotations may be deemed not to represent fair value in certain circumstances where the Adviser reasonably believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotes not to reflect the fair value of the security. Examples of these events could include cases in which material events are announced after the close of the market on which a security is primarily traded, when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a "fire sale" by a distressed seller.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the year ended December 31, 2025, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

Table of Content

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

Fair Value Measurements

The Company follows guidance in ASC 820, Fair Value Measurement ("ASC 820"), where fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are determined within a framework that establishes a three-tier hierarchy which maximizes the use of observable market data and minimizes the use of unobservable inputs to establish a classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, such as the risk inherent in a particular valuation technique used to measure fair value using a pricing model and/or the risk inherent in the inputs for the valuation technique. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the information available. The inputs or methodology used for valuing assets or liabilities may not be an indication of the risks associated with investing in those assets or liabilities.

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

See "Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2. Significant Accounting Policies" and "Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4. Investments" for additional information regarding the fair value of our financial instruments.

Table of Content

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. For additional information concerning potential impact on our business and our operating results, see "Item 8. Consolidated Financial Statements and Supplementary Data and Item 1A. Risk Factors."

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by our Board based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" as well as Notes 2 and 4 to our consolidated financial statements for the year ended December 31, 2025, for more information relating to our investment valuation.

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

As of December 31, 2025, 97% of our debt portfolio investments bore interest at variable rates, which generally are SOFR based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Our SPV Financing Facilities generally bear interest at SOFR rates subject to certain interest rate floors. Our Unsecured Notes, which bear interest at fixed rates, are hedged by entering into fixed to floating interest rate swaps, in order to align the interest rates of our liabilities in our investment portfolio.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of December 31, 2025, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
(in millions)
Up 200 basis points	$273.7	$0.45
Up 150 basis points	205.2	0.34
Up 100 basis points	136.8	0.23
Up 50 basis points	68.4	0.11
Down 50 basis points	(68.3)	(0.11)
Down 100 basis points	(136.5)	(0.23)
Down 150 basis points	(204.5)	(0.34)
Down 200 basis points	(269.9)	(0.45)

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

Table of Content

Item 8. Consolidated Financial Statements and Supplementary Data

Table of Content

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Apollo Debt Solutions BDC

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Apollo Debt Solutions BDC and subsidiaries (the "Company"), including the consolidated schedule of investments, as of December 31, 2025 and 2024, the related consolidated statement of operations, cash flows, and changes in net assets for each of the three years in the period then ended, financial highlights for each of the four years in the period then ended, and the related notes (collectively referred to as the "financial statements and financial highlights"). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the four years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements and financial highlights that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and financial highlights and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements and financial highlights, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Table of Content

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

/s/ Deloitte & Touche LLP

New York, New York

March 11, 2026

Table of Content

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	December 31, 2025	December 31, 2024

Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $24,414,425 and $14,609,338 at December 31, 2025 and 2024, respectively)	$24,515,628	$14,555,535
Cash and cash equivalents	498,557	392,894
Foreign currencies (cost — $47,510 and $19,951 at December 31, 2025 and 2024, respectively)	47,510	19,946
Receivable for investments sold	679,768	99,697
Interest receivable	143,715	106,825
Unrealized appreciation on foreign currency forward contracts	—	34,954
Other assets	12,362	25,537
Total assets	$25,897,540	$15,235,388

Liabilities
Debt (net of deferred financing costs and unamortized original issue discount of $85,886 and $40,544 at December 31, 2025 and 2024, respectively)	$9,485,967	$4,932,183
Payable for investments purchased	593,548	455,314
Payable for share repurchases (Note 7)	688,665	62,447
Distributions payable	111,985	75,842
Interest payable	144,938	104,284
Management fees payable	16,434	10,204
Performance-based incentive fees payable	44,714	28,523
Accrued administrative services expense payable	1,015	115
Unrealized depreciation on foreign currency forward contracts	27,819	—
Other liabilities and accrued expenses	12,247	19,980
Total liabilities	$11,127,332	$5,688,892
Commitments and contingencies (Note 8)
Total Net Assets	$14,770,208	$9,546,496

Net Assets
Common shares, $0.01 par value (605,221,633 and 384,043,002 shares issued and outstanding, respectively)	$6,052	$3,840
Capital in excess of par value	14,909,068	9,449,937
Accumulated distributed earnings (losses)	(144,912)	92,718
Total Net Assets	$14,770,208	$9,546,496
Net Asset Value Per Share
Class S Shares:
Net assets	$2,893,219	$2,018,307
Common shares outstanding ($0.01 par value, unlimited shares authorized)	118,552,219	81,193,852
Net asset value per share	$24.40	$24.86
Class D Shares:
Net assets	$40,293	$25,580
Common shares outstanding ($0.01 par value, unlimited shares authorized)	1,651,023	1,029,046
Net asset value per share	$24.40	$24.86
Class I Shares:
Net assets	$11,836,696	$7,502,609
Common shares outstanding ($0.01 par value, unlimited shares authorized)	485,018,391	301,820,104
Net asset value per share	$24.40	$24.86

See notes to consolidated financial statements

Table of Content

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$1,848,529	$1,154,573	$566,764
PIK interest income	42,249	17,179	11,383
Dividend income	5,374	3,525	722
Other income	22,412	31,107	7,963
Total Investment Income	$1,918,564	$1,206,384	$586,832
Operating Expenses
Management fees	$165,103	$88,357	$36,754
Performance-based incentive fees	154,402	99,330	44,790
Interest and other debt expenses	472,598	306,325	172,670
Offering costs	533	721	38
Trustees' fees	732	591	440
Shareholder servicing fees	22,189	12,724	4,072
Administrative service expenses	12,293	5,518	2,658
Other general and administrative expenses	25,487	17,858	11,647
Total Expenses	853,337	531,424	273,069
Expense support reimbursement	—	—	4,433
Net Expenses	$853,337	$531,424	$277,502
Net Investment Income	$1,065,227	$674,960	$309,330
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$27,439	$18,569	$(8,141)
Derivative instruments	2,821	835	(1,741)
Foreign currency forward contracts	(195,748)	50,283	(6,275)
Foreign currency translations	6,042	(20,470)	2,374
Net realized gains (losses)	(159,446)	49,217	(13,783)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	154,986	(90,339)	155,153
Derivative instruments	(3,062)	11,740	—
Foreign currency forward contracts	(62,773)	38,635	(3,930)
Foreign currency translations	(3,779)	26,961	(21,233)
Net unrealized gains (losses)	85,372	(13,003)	129,990
Net Realized and Change in Unrealized Gains (Losses)	$(74,074)	$36,214	$116,207
Net Increase (Decrease) in Net Assets Resulting from Operations	$991,153	$711,174	$425,537

See notes to consolidated financial statements

Table of Content

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Operations
Net investment income	$1,065,227	$674,960	$309,330
Net realized gains (losses)	(159,446)	49,217	(13,783)
Net change in unrealized gains (losses)	85,372	(13,003)	129,990
Net Increase (Decrease) in Net Assets Resulting from Operations	$991,153	$711,174	$425,537

Distributions to Shareholders
Class S	$(224,981)	$(131,731)	$(40,188)
Class D	(3,056)	(1,610)	(383)
Class I	(1,000,146)	(535,493)	(225,680)
Net Decrease in Net Assets Resulting from Distributions to Shareholders	$(1,228,183)	$(668,834)	$(266,251)

Capital Share Transactions
Class S:
Proceeds from shares sold	$976,083	$1,134,565	$563,130
Repurchase of common shares, net of early repurchase deduction	(180,158)	(49,601)	(6,425)
Distributions reinvested	126,314	73,064	19,630
Class D:
Proceeds from shares sold	13,643	17,344	4,582
Repurchase of common shares, net of early repurchase deduction	(359)	(100)	—
Distributions reinvested	2,010	906	76
Class I:
Proceeds from shares sold	5,398,632	4,249,221	1,441,928
Repurchase of common shares, net of early repurchase deduction	(1,244,606)	(247,042)	(304,825)
Distributions reinvested	369,183	202,103	91,381
Net Increase (Decrease) from Capital Share Transactions	$5,460,742	$5,380,460	$1,809,477

Net Assets
Total increase (decrease) in net assets during the period	5,223,712	5,422,800	1,968,763
Net Assets at beginning of period	9,546,496	4,123,696	2,154,933
Net Assets at End of Period	$14,770,208	$9,546,496	$4,123,696

See notes to consolidated financial statements

Table of Content

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Operating Activities
Net increase (decrease) in net assets resulting from operations	$991,153	$711,174	$425,537
Net realized (gain) loss on investments	(27,439)	(18,569)	8,141
Net realized (gain) loss on derivatives	(2,821)	(835)	—
Net change in unrealized (gains) losses on investments	(154,986)	90,339	(155,153)
Net change in unrealized (gains) losses on derivatives	3,062	(11,740)	—
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	62,773	(38,635)	3,930
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	3,779	(26,961)	21,233
PIK interest capitalized	(40,682)	(19,523)	(7,879)
Net accretion of discount and amortization of premium	(43,295)	(32,451)	(16,650)
Amortization of deferred financing costs	15,735	9,581	5,962
Amortization of offering costs	533	721	38
Purchase of investments	(17,690,542)	(11,440,248)	(4,146,891)
Proceeds from sale of investments and principal repayments	8,009,276	3,575,893	1,908,436
Changes in operating assets and liabilities:
Interest receivable	(36,890)	(51,353)	(27,719)
Receivable for investments sold	(580,071)	3,164	5,007
Other assets	9,383	(20,766)	5,029
Payable for investments purchased	138,234	210,072	156,454
Management fees payable	6,230	5,804	2,083
Performance-based incentive fees payable	16,191	13,850	6,539
Accrued administrative services expense payable	900	(269)	(1,717)
Interest payable	40,654	67,663	28,010
Other liabilities and accrued expenses	(7,733)	22,168	(3,346)
Net Cash (Used in)/Provided by Operating Activities	$(9,286,556)	$(6,950,921)	$(1,782,956)

Financing Activities
Issuances of debt	$12,778,520	$6,976,960	$2,761,697
Payments of debt	(8,196,368)	(4,617,460)	(2,310,099)
Financing costs paid and deferred	(57,955)	(39,432)	(12,988)
Proceeds from issuance of common shares	6,388,358	5,401,130	2,009,640
Repurchased shares, net of early repurchase deduction paid	(798,905)	(277,586)	(308,814)
Distributions paid	(694,533)	(350,147)	(136,900)
Offering costs paid and deferred	(533)	(721)	(38)
Net Cash (Used in)/Provided by Financing Activities	$9,418,584	$7,092,744	$2,002,498

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash and cash equivalents and foreign currencies during the period	$132,028	$141,823	$219,542
Effect of foreign exchange rate changes on cash and cash equivalents	1,199	(158)	(25)
Cash, cash equivalents and foreign currencies at beginning of period	412,840	271,175	51,658
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$546,067	$412,840	$271,175

Supplemental Disclosure and Non-Cash Information
Cash interest paid	$416,209	$229,081	$138,698
Distributions payable	$111,985	$75,842	$33,228
Reinvestment of distributions during the period	$497,507	$276,073	$111,087
PIK income	$42,249	$17,179	$11,383

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Aerospace & Defense
Accel International
Accel International Holdings, LLC	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	4/26/2032	$187,003	$186,155	$187,470	(4)(15)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	4/26/2032	—	(145)	—	(4)(5)(12)(32)
					186,010	187,470
Kaman
Kaman Corp	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	2/26/2032	38,187	38,133	38,388	(16)(17)
	First Lien Secured Debt - Delayed Draw	S+250, 0.50% Floor	2/26/2032	346	341	348	(12)(16)(32)
					38,474	38,736
MRO Holdings
MRO Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	10/4/2032	325,134	324,277	322,696	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	10/4/2032	31,463	31,064	31,095	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	5/5/2032	—	(776)	(213)	(4)(5)(9)(12)(32)
					354,565	353,578
Transdigm
Transdigm Inc.	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	1/19/2032	2,798	2,792	2,812	(8)(15)
Triumph
TITAN BW BORROWER L.P.	First Lien Secured Debt - Term Loan	S+238 Cash plus 2.88% PIK, 0.50% Floor	7/24/2032	200,215	198,331	198,213	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	7/24/2032	—	(79)	(168)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	7/24/2032	—	(315)	(336)	(4)(5)(12)(32)
					197,937	197,709
		Total Aerospace & Defense			$779,778	$780,305
Air Freight & Logistics
Primeflight
PrimeFlight Acquisition, LLC	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	5/1/2029	$9,950	$9,851	$9,950	(4)(16)
	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	5/1/2029	4,988	4,938	4,938	(4)(16)
		Total Air Freight & Logistics			$14,789	$14,888

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Automobile Components
Clarience Technologies
Truck-Lite Co., LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	2/13/2032	$194,499	$193,755	$192,651	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	2/13/2032	24,565	23,873	23,755	(4)(12)(15)(16)(32)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	2/13/2031	—	(35)	(181)	(4)(5)(12)(32)
					217,593	216,225
Mavis Tire Express Services
Mavis Tire Express Services TopCo, L.P.	First Lien Secured Debt - Term Loan	S+300, 0.75% Floor	5/4/2028	48,765	48,660	48,998	(15)
		Total Automobile Components			$266,253	$265,223
Banks
Creative Planning
CPI Holdco B, LLC	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	5/17/2031	$61,089	$60,908	$61,288	(15)
Quikrete
Quikrete Holdings, Inc.	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	2/10/2032	98,167	97,985	98,580	(15)
	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	4/14/2031	4,975	4,975	4,995	(15)
					102,960	103,575
Singular Bank
Pluto Holdco Limited	First Lien Secured Debt - Term Loan	5.96% PIK	6/5/2026	€13,809	14,978	16,188	(3)(4)(8)(9)(10)(20)
Sumitomo Mitsui Trust Bank
Sumitomo Mitsui Trust Bank Ltd	Unsecured Debt - Corporate Bond	S+220, 0.00% Floor	4/14/2026	35,200	35,116	35,077	(4)(8)(10)(15)
TKO
January Capital Holdco, LLC	First Lien Secured Debt - Term Loan	6.73% PIK	9/13/2029	54,924	54,046	54,924	(4)(8)(16)
		Total Banks			$268,008	$271,052
Beverages
Sazerac
Sazerac Co Inc	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	7/9/2032	$39,900	$39,702	$40,027	(15)
		Total Beverages			$39,702	$40,027

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Building Products
American Bath
CP Atlas Buyer, Inc.	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	7/8/2030	$60,653	$58,627	$58,834	(15)
Chamberlain Group
Chariot Buyer LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	9/8/2032	53,792	53,561	53,966	(8)(15)
Emerson Climate Technologies
Emerson Climate Technologies, Inc.	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	5/31/2030	3,141	3,135	3,152	(16)
EMRLD Borrower LP	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	8/4/2031	16,282	16,232	16,334	(17)
					19,367	19,486
Kodiak
Kodiak BP, LLC	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	12/4/2031	35,752	35,127	34,970	(15)
Leaf Home
LHS Borrower LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	9/4/2031	249,941	246,350	246,192	(4)(15)
	First Lien Secured Debt - Revolver	P+425, 0.75% Floor	9/4/2031	2,414	2,129	2,112	(4)(11)(12)(24)(32)
					248,479	248,304
Omnimax
Omnimax International, LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	12/6/2030	38,106	37,428	37,386	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	12/6/2030	9,368	9,207	9,191	(4)(16)
					46,635	46,577
Primesource
Park River Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	3/15/2031	37,726	37,358	37,995	(16)
RF Fager
R.F. Fager Company, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	3/4/2030	2,379	2,339	2,343	(4)(9)(16)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	3/4/2030	353	342	338	(4)(9)(12)(17)(32)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	3/4/2030	169	160	161	(4)(9)(12)(17)(24)(32)
					2,841	2,842
US LBM
LBM Acquisition, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/6/2031	13,965	13,439	13,982	(15)
		Total Building Products			$515,434	$516,956
Capital Markets
Dragon Buyer
Dragon Buyer Inc	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	9/30/2031	$6,305	$6,278	$6,317	(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Edelman Financial Services
The Edelman Financial Center, LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	4/7/2028	60,325	60,245	60,713	(15)
Focus Financial
Focus Financial Partners, LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	9/15/2031	70,896	70,534	71,095	(15)
Hudson River Trading
Hudson River Trading LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	3/18/2030	6,965	6,949	7,003	(15)
Jane Street Group
Jane Street Group, LLC	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	12/15/2031	51,329	50,950	51,152	(16)
Rialto
Rialto Management Group, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/5/2030	76,759	76,143	76,375	(4)(15)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/5/2030	—	(26)	(18)	(4)(5)(12)(32)
					76,117	76,357
Russell
Russell Investments US Institutional Holdco Inc	First Lien Secured Debt - Term Loan	S+625, 2.00% Floor	12/29/2032	121,270	119,453	119,451	(4)(16)
	First Lien Secured Debt - Revolver	S+500, 2.00% Floor	12/29/2032	—	(148)	(148)	(4)(5)(12)(32)
					119,305	119,303
True Potential
Kane Bidco Limited	First Lien Secured Debt - Corporate Bond	SONIA+500, 0.00% Floor	3/21/2030	£61,000	77,784	83,047	(3)(4)(8)(9)(18)
		Total Capital Markets			$468,162	$474,987
Chemicals
Heubach
Heubach Holdings USA LLC	First Lien Secured Debt - Term Loan	13.75%	1/3/2029	$485	$466	$243	(4)(8)(16)(30)
SK Neptune Husky Group Sarl	First Lien Secured Debt - Term Loan	10.75%	1/3/2029	9,588	9,456	—	(4)(8)(16)(30)
					9,922	243

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
RMC
RMC Topco LLC	Common Equity - Equity Unit	N/A	N/A	100 Units	100	126	(4)(33)
Rochester Midland Corporation	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	8/1/2029	12,456	12,278	12,331	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	8/1/2029	9,551	9,348	9,327	(4)(9)(12)(15)(32)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	8/1/2029	159	111	124	(4)(9)(12)(15)(32)
					21,837	21,908
Solenis
Olympus Water US Holding Corporation	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	11/3/2032	20,348	20,300	20,254	(16)
Solenis Holding Limited	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	6/20/2031	30,963	30,572	30,741	(16)
					50,872	50,995
Tronox
Tronox Finance LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	4/4/2029	7,039	6,426	5,789	(8)(16)
Vantage Specialty Chemicals
Vantage Specialty Chemicals Holdings, Inc.	First Lien Secured Debt - Term Loan	S+675 Cash plus 2.75% PIK, 1.00% Floor	8/29/2029	56,029	54,735	53,788	(4)(16)
	First Lien Secured Debt - Revolver	S+625, 1.00% Floor	2/28/2029	—	(109)	(193)	(4)(5)(12)(32)
					54,626	53,595
Vita Global
Vita Global FinCo Limited	First Lien Secured Debt - Term Loan	11.96%	6/8/2029	£18,598	25,145	16,796	(3)(4)(8)(10)(18)(30)
		Total Chemicals			$168,828	$149,326
Commercial Services & Supplies
Allied Universal
Allied Universal Holdco LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	8/20/2032	$57,855	$57,783	$58,226	(15)
Best Trash
Bingo Group Buyer, Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	7/10/2031	23,424	23,184	23,307	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	7/10/2031	5,355	5,262	5,287	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	7/10/2031	63	42	52	(4)(9)(12)(16)(32)
					28,488	28,646
Convergint
DG Investment Intermediate Holdings 2, Inc.	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	7/9/2032	26,319	26,209	26,418	(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
CoreTrust
Coretrust Purchasing Group LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	10/1/2029	43,109	42,479	42,678	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	10/1/2029	—	(15)	(20)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	10/1/2029	—	(77)	(47)	(4)(5)(12)(32)
					42,387	42,611
Encore
AVSC Holding Corp.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/5/2031	200,832	197,281	198,823	(15)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/5/2029	—	(343)	(217)	(4)(5)(12)(32)
					196,938	198,606
Galaxy Service Partners
GSP Midco LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	10/17/2031	24,938	24,697	24,688	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	10/17/2031	—	(250)	(125)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	10/17/2031	—	(10)	(10)	(4)(5)(12)(32)
					24,437	24,553
GardaWorld
Garda World Security Corporation	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	2/1/2029	31,351	31,213	31,523	(8)(15)
Heritage Environmental Services
Arcwood Environmental, Inc.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	1/31/2031	87,099	86,067	87,099	(4)(9)(16)
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	1/31/2031	19,128	19,043	19,033	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	1/31/2031	12,935	12,851	12,871	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	1/31/2030	—	(125)	—	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	1/31/2030	—	(4)	—	(4)(5)(9)(12)(32)
					117,832	119,003

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
HKA
Mount Olympus Bidco Limited	First Lien Secured Debt - Term Loan	S+525, 0.50% Floor	8/9/2029	13,705	13,470	13,466	(4)(8)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 0.50% Floor	8/9/2029	4,760	4,705	4,677	(4)(8)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+600, 0.50% Floor	8/9/2029	918	891	883	(4)(8)(9)(12)(16)(32)
					19,066	19,026
Ironclad
Ironhorse Purchaser, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	9/30/2027	2,962	2,932	2,902	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	9/30/2027	—	(5)	(10)	(4)(5)(9)(12)(32)
					2,927	2,892
Madison Air
Madison IAQ LLC	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	11/8/2032	44,400	43,978	44,736	(16)
	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	6/21/2028	2,977	2,962	2,994	(17)
					46,940	47,730
MillerKnoll
MillerKnoll Inc	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	8/9/2032	5,985	5,971	6,030	(8)(15)
NielsenIQ
Indy US Holdco LLC	First Lien Secured Debt - Term Loan	S+225, 0.50% Floor	10/31/2030	25,890	25,855	25,962	(8)(15)(16)
Profile Products
Profile Products LLC	First Lien Secured Debt - Term Loan	S+560, 0.75% Floor	11/12/2027	4,813	4,813	4,813	(4)(16)
Public Partnerships
PPL Equity LP	Preferred Equity - Preferred Stocks	N/A	N/A	50,000 Shares	50	50	(4)(9)(33)
	Common Equity - Equity Unit	N/A	N/A	50,000 Units	—	27	(4)(9)(33)
					50	77
PureStar
AMCP Clean Acqusition Company, LLC	First Lien Secured Debt - Term Loan	S+425, 0.50% Floor	6/15/2030	146,759	145,778	145,291	(9)(16)
	First Lien Secured Debt - Delayed Draw	S+425, 0.50% Floor	6/15/2030	101,732	101,310	100,912	(9)(16)
					247,088	246,203
Pye-Barker
Pye-Barker Fire & Safety LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	12/16/2032	13,050	12,985	13,147	(16)
	First Lien Secured Debt - Delayed Draw	S+250, 0.00% Floor	12/16/2032	—	—	—	(32)
					12,985	13,147
R.R. Donnelley
R. R. Donnelley & Sons Company	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	8/8/2029	192,961	188,527	191,031	(4)(9)(15)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Resource Innovations
North Haven RI Buyer, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	3/29/2030	20,417	20,090	20,264	(4)(8)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	3/29/2030	3,179	3,082	3,110	(4)(8)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+375, 1.00% Floor	3/29/2030	1,000	964	983	(4)(8)(9)(12)(16)(32)
					24,136	24,357
Reworld Holding Corporation
Reworld Holding Corporation	First Lien Secured Debt - Term Loan	S+225, 0.50% Floor	1/15/2031	10,000	9,979	10,024	(15)
SafetyCo
HEF Safety Ultimate Holdings, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	11/19/2029	10,432	10,247	10,421	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	11/19/2029	2,550	2,517	2,547	(4)(9)(12)(17)(32)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	11/17/2029	—	(24)	(2)	(4)(5)(9)(12)(32)
					12,740	12,966
Service Logic
Saber Parent Holdings Corp	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	12/16/2032	167,988	167,153	167,148	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.00% Floor	12/16/2032	—	(115)	(116)	(4)(5)(32)
	First Lien Secured Debt - Revolver	S+450, 0.00% Floor	12/16/2032	—	(115)	(116)	(4)(5)(12)(32)
					166,923	166,916
Smith System
Smith Topco, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/6/2029	16,600	16,355	16,351	(4)(9)(15)(16)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/6/2029	—	(25)	(25)	(4)(5)(9)(12)(32)
					16,330	16,326
Stamps.com
Auctane, Inc.	First Lien Secured Debt - Term Loan	S+585, 0.75% Floor	10/5/2028	31,525	31,234	30,579	(4)(9)(17)
SumUp
SumUp Holdings Luxembourg S.a.r.l.	First Lien Secured Debt - Delayed Draw	E+600, 1.50% Floor	5/23/2031	€40,000	42,963	46,420	(3)(4)(8)(10)(21)
Trugreen
Trugreen Limited Partnership	First Lien Secured Debt - Term Loan	S+410, 0.75% Floor	11/2/2027	35,618	34,876	34,986	(15)
United Site Services
Vortex Opco LLC	First Lien Secured Debt - Term Loan	S+625, 0.50% Floor	4/30/2030	8,380	8,155	8,506	(9)(16)
	Second Lien Secured Debt - Term Loan	10.36%	12/17/2028	35,864	33,700	5,236	(9)(16)(30)
					41,855	13,742

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
USA DeBusk
USA DeBusk LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	4/30/2031	15,858	15,670	15,705	(4)(9)(15)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	4/30/2031	786	753	740	(4)(9)(12)(15)(16)(32)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	4/30/2030	1,802	1,767	1,778	(4)(9)(12)(15)(16)(32)
					18,190	18,223
		Total Commercial Services & Supplies			$1,478,735	$1,461,036
Communications Equipment
CommScope
Commscope, LLC	First Lien Secured Debt - Term Loan	S+475, 2.00% Floor	12/17/2029	$252,954	$254,819	$253,759	(8)(15)
MCA
Mobile Communications America, Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	10/16/2029	8,255	8,111	8,173	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	10/16/2029	2,452	2,410	2,392	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	10/16/2029	272	250	258	(4)(9)(12)(16)(32)
					10,771	10,823
Mitel Networks
Mitel Networks	Common Equity - Stock	N/A	N/A	733,019 Shares	3,465	1,193	(4)(8)(33)
MLN US Holdco LLC	First Lien Secured Debt - Term Loan	S+200 Cash plus 6.00% PIK, 1.00% Floor	6/20/2030	6,732	5,917	4,030	(8)(15)
					9,382	5,223
		Total Communications Equipment			$274,972	$269,805
Construction & Engineering
Accelevation
Accelevation LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	1/2/2031	$9,185	$9,065	$9,208	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	1/2/2031	2,223	2,187	2,228	(4)(12)(15)(32)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	1/2/2031	385	355	385	(4)(12)(15)(32)
					11,607	11,821
American Restoration
American Restoration Holdings, LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	7/24/2030	7,551	7,436	7,475	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+510, 1.00% Floor	7/24/2030	12,600	12,468	12,373	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+510, 1.00% Floor	7/24/2030	1,490	1,462	1,468	(4)(9)(12)(16)(32)
					21,366	21,316

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
ASC Engineered Solutions
Fire Flow Intermediate Corporation	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	7/10/2031	194,039	192,487	194,525	(4)(16)
Tailwind Fire Flow Investor, LP	Common Equity - Membership Interest	N/A	N/A	100 Units	101	101	(4)(33)
					192,588	194,626
Blackfin
Blackfin Pipeline LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	9/29/2032	25,000	24,878	25,078	(15)
Dynagrid
Megavolt Borrower, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	2/13/2032	18,656	18,320	18,516	(4)(16)
Traffic Management Solutions
Traffic Management Solutions, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/26/2030	9,180	9,068	9,122	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/26/2030	3,365	3,311	3,330	(4)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/26/2030	—	(45)	(27)	(4)(5)(12)(32)
					12,334	12,425
Trench Plate Rental Co.
Trench Plate Rental Co.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	12/4/2028	43,864	43,613	43,425	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+560, 1.00% Floor	12/4/2028	2,636	2,604	2,591	(4)(9)(12)(16)(32)
Trench Safety Solutions Holdings, LLC	Common Equity - Equity Unit	N/A	N/A	331 Units	50	37	(4)(9)(33)
					46,267	46,053
		Total Construction & Engineering			$327,360	$329,835
Construction Materials
Hobbs & Associates
Hobbs & Associates LLC/VA	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	7/23/2031	$19,818	$19,807	$19,840	(15)
Volunteer Materials
Volunteer AcquisitionCo, LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	9/1/2029	5,079	4,991	4,901	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+650, 1.00% Floor	9/1/2029	374	369	361	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	9/1/2029	—	(12)	(27)	(4)(5)(9)(12)(32)
					5,348	5,235
		Total Construction Materials			$25,155	$25,075
Consumer Staples Distribution & Retail
Actus Nutrition
Nourish Buyer I Inc	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	7/9/2032	$64,838	$63,293	$65,283	(15)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
ASDA
Bellis Acquisition Company PLC	First Lien Secured Debt - Term Loan	SONIA+575, 0.00% Floor	10/22/2029	£116,902	141,127	154,460	(3)(4)(8)(9)(18)
	First Lien Secured Debt - Term Loan	E+400, 0.00% Floor	5/14/2031	€5,000	5,298	5,358	(3)(8)(9)(21)
					146,425	159,818
Cenavera
PROJECT CARDINAL ACQUISITION, LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	10/1/2032	21,053	20,848	20,842	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	10/1/2032	—	(20)	(21)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	10/1/2032	—	(46)	(47)	(4)(5)(12)(32)
					20,782	20,774
KeHE Distributors
KeHE Distributors LLC / KeHE Finance Corp / NextWave Distribution Inc	First Lien Secured Debt - Corporate Bond	9.00%	2/15/2029	12,651	12,770	13,313
Protein for Pets
Protein For Pets Opco, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	9/20/2030	44,604	43,905	43,712	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	9/20/2030	943	874	849	(4)(9)(12)(15)(32)
					44,779	44,561
Rise Baking
Viking Baked Goods Acquisition Corporation	First Lien Secured Debt - Term Loan	S+500, 0.00% Floor	11/4/2031	158,400	156,357	156,420	(16)
		Total Consumer Staples Distribution & Retail			$444,406	$460,169
Containers & Packaging
Berlin Packaging
Berlin Packaging L.L.C.	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	6/7/2031	$11,504	$11,495	$11,544	(15)(16)
Berry Global
Vybond Buyer, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	2/3/2032	20,696	20,417	20,542	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	2/3/2032	—	(46)	(53)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	2/3/2032	—	(92)	(53)	(4)(5)(12)(32)
					20,279	20,436
BOX Partners
Bp Purchaser LLC	First Lien Secured Debt - Term Loan	S+576, 0.75% Floor	12/11/2028	7,607	7,607	5,705	(4)(16)
BradyPLUS
BradyPLUS Holdings LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	12/29/2032	22,000	21,670	21,803	(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Ring Container Technologies
Ring Container Technologies Group LLC	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	9/15/2032	12,968	12,948	13,018	(15)
Tekni-Plex
Trident TPI Holdings, Inc.	First Lien Secured Debt - Term Loan	S+375, 0.50% Floor	9/15/2028	80,969	79,984	77,974	(16)
Truvant
NPPI Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	8/20/2029	25,467	25,173	25,276	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	8/20/2029	—	2	(41)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	8/20/2029	—	1	(28)	(4)(5)(9)(12)(32)
					25,176	25,207
		Total Containers & Packaging			$179,159	$175,687
Distributors
SupplyHouse
SupplyHouse LLC	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	7/1/2032	$59,850	$59,568	$59,551	(4)(16)
	First Lien Secured Debt - Revolver	S+400, 0.50% Floor	7/1/2032	—	(93)	(100)	(4)(5)(11)(12)(32)
		Total Distributors			$59,475	$59,451
Diversified Consumer Services
Accelerate Learning
Eagle Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+250 Cash plus 4.75% PIK, 1.00% Floor	3/22/2030	$23,959	$23,516	$23,240	(4)(9)(10)(16)
	First Lien Secured Debt - Revolver	S+250 Cash plus 4.75% PIK, 1.00% Floor	3/22/2029	2,524	2,431	2,432	(4)(9)(12)(16)(32)
					25,947	25,672
Busy Bees
Eagle Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+475, 0.00% Floor	2/29/2032	£129,900	173,411	176,106	(3)(8)(10)(18)
Excelligence
Excelligence Learning Corporation	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	1/18/2030	83,943	82,705	80,585	(4)(9)(16)
	First Lien Secured Debt - Revolver	P+475, 1.00% Floor	1/18/2030	2,170	1,982	1,627	(4)(9)(12)(24)(32)
					84,687	82,212

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (34)	Fair Value (1)(35)
Funecap
Altair Funecap Italia	First Lien Secured Debt - Corporate Bond	E+600, 0.00% Floor	11/13/2032		€14,472	16,506	16,668	(3)(4)(8)(10)(20)
Funecap Holding	First Lien Secured Debt - Term Loan	E+600, 0.00% Floor	11/13/2032		€87,919	100,261	101,256	(3)(4)(8)(10)(20)
	First Lien Secured Debt - Delayed Draw	E+600, 0.00% Floor	11/13/2032		€—	(485)	(497)	(3)(4)(5)(8)(10)(12)(32)
						116,282	117,427
Gateway Services
Gateway US Holdings, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/22/2028		84,551	84,139	84,128	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	9/22/2028		7,225	7,189	7,169	(4)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	9/22/2028		—	(11)	(13)	(4)(5)(12)(32)
						91,317	91,284
Greencross
Vermont Aus Pty Ltd	First Lien Secured Debt - Term Loan	BBSW+450, 0.00% Floor	3/23/2028	A$	326,050	218,800	215,958	(3)(4)(8)(9)(25)
ISP
International Schools Partnership Limited	First Lien Secured Debt - Delayed Draw	E+525, 0.00% Floor	7/6/2028		€56,831	60,628	66,164	(3)(4)(8)(10)(12)(20)(32)
Legacy.com
Lotus Topco Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	6/7/2030		20,913	20,647	20,704	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	6/7/2030		1,471	1,437	1,412	(4)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	6/7/2030		—	(26)	(24)	(4)(5)(12)(32)
						22,058	22,092
Legacy Service Partners
Legacy Merger Sub, LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	11/10/2031		81,667	81,615	81,035	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	11/10/2031		—	24	(82)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	11/10/2031		—	28	(98)	(4)(5)(12)(32)
						81,667	80,855
Mariani
CI	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	3/27/2030		23,598	23,288	23,281	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	3/27/2030		5,842	5,733	5,693	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	3/27/2030		1,470	1,437	1,436	(4)(9)(12)(16)(32)
						30,458	30,410

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
QA Group
Ichnaea UK Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+600, 0.00% Floor	10/5/2029	£31,000	36,865	41,369	(3)(4)(8)(9)(18)
Reliable Doors
Reliable Doors, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	10/4/2028	6,170	6,095	6,171	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	10/4/2028	2,488	2,455	2,488	(4)(9)(12)(15)(32)
	First Lien Secured Debt - Revolver	S+625, 1.00% Floor	10/4/2028	—	(6)	—	(4)(5)(9)(12)(32)
					8,544	8,659
Rocket Youth
Rocket Youth Brands Holdco LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	6/20/2031	9,302	9,259	9,139	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	6/20/2031	—	(21)	(163)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	6/20/2031	—	(6)	(24)	(4)(5)(12)(32)
					9,232	8,952
SAVATREE
CI	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/6/2031	17,117	16,955	16,905	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	6/6/2031	—	(46)	(124)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	6/6/2031	—	(33)	(28)	(4)(5)(12)(32)
					16,876	16,753
SERVPRO
One Silver Serve, LLC	First Lien Secured Debt - Term Loan	S+535, 1.00% Floor	12/18/2028	20,889	20,709	20,472	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+535, 1.00% Floor	12/18/2028	11,975	11,808	11,608	(4)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+535, 1.00% Floor	12/18/2028	3,312	3,282	3,215	(4)(12)(16)(32)
					35,799	35,295
Village Pet Care
Village Pet Care, LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	9/22/2029	909	896	886	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+650, 1.00% Floor	9/22/2029	764	736	673	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	9/22/2029	365	358	354	(4)(9)(12)(16)(32)
					1,990	1,913
		Total Diversified Consumer Services			$1,014,561	$1,021,121
Diversified REITs
QTS Project Ram
QTS Project Ram	First Lien Secured Debt - Mortgage Loan (DD)	S+225, 0.00% Floor	5/29/2028	$31,192	$30,559	$30,672	(4)(12)(14)(32)
		Total Diversified REITs			$30,559	$30,672

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Diversified Telecommunication Services
Altice USA
CSC Holdings, LLC	First Lien Secured Debt - Term Loan	P+150, 0.00% Floor	4/15/2027	$62,969	$61,399	$55,188	(8)(24)
	First Lien Secured Debt - Revolver	S+235, 0.00% Floor	7/13/2027	73,064	68,696	61,362	(8)(12)(16)(32)
					130,095	116,550
CenturyLink
Lumen Technologies, Inc.	First Lien Secured Debt - Term Loan	S+246, 2.00% Floor	4/16/2029	9,974	9,950	9,936	(8)(16)
LEVEL 3 FINANCING INC
Level 3 Financing, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	3/29/2032	73,500	72,542	73,803	(15)(16)
Uniti Group Inc.
Windstream Services, LLC	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	10/6/2032	85,000	84,217	85,425	(8)(15)
	First Lien Secured Debt - Corporate Bond	7.50%	10/15/2033	9,266	9,289	9,501	(8)
					93,506	94,926
		Total Diversified Telecommunication Services			$306,093	$295,215
Electric Utilities
GridTek
BGIF IV Fearless Utility Services, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	6/9/2031	$133,704	$132,597	$133,370	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	6/9/2031	39,147	38,802	39,024	(4)(9)(12)(15)(32)
	First Lien Secured Debt - Revolver	S+500, 0.50% Floor	6/7/2030	—	(175)	(59)	(4)(5)(9)(11)(12)(32)
					171,224	172,335
Lightning Power
Lightning Power, LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	8/18/2031	11,356	11,312	11,429	(15)
Talen Energy
Talen Energy Supply, LLC	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	11/25/2032	7,595	7,557	7,606	(8)(16)
Westinghouse
Brookfield WEC Holdings Inc.	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	1/27/2031	9,875	9,889	9,903	(15)
		Total Electric Utilities			$199,982	$201,273
Electrical Equipment
International Wire Group
IW Buyer LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	6/28/2029	$25,092	$24,749	$24,967	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+510, 1.00% Floor	6/28/2029	899	843	883	(4)(9)(12)(15)(32)
		Total Electrical Equipment			$25,592	$25,850
Electronic Equipment, Instruments & Components
Esdec
Esdec Solar Group B.V.	First Lien Secured Debt - Term Loan	8.52%	8/30/2028	€62,693	$67,984	$36,102	(3)(4)(8)(9)(20)(30)
	First Lien Secured Debt - Term Loan	8.93%	8/30/2028	708	296	343	(8)(9)(16)(30)
					68,280	36,445

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Madison Safety
Madison Safety & Flow LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	9/26/2031	16,163	16,087	16,298	(15)
Summit
Pinnacle Buyer LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	10/1/2032	14,222	14,188	14,294	(16)
	First Lien Secured Debt - Delayed Draw	S+250, 0.00% Floor	10/1/2032	—	—	—	(12)(32)
					14,188	14,294
		Total Electronic Equipment, Instruments & Components			$98,555	$67,037
Energy Equipment & Services
Camin Cargo
Camin Cargo Control Holdings, Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	12/7/2029	$30,908	$30,407	$30,578	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	12/7/2029	3,251	3,193	3,200	(4)(9)(12)(15)(16)(32)
	First Lien Secured Debt - Revolver	P+450, 1.00% Floor	12/7/2029	2,539	2,462	2,496	(4)(9)(12)(15)(24)(32)
					36,062	36,274
Colonial
Colossus AcquireCo LLC	First Lien Secured Debt - Term Loan	S+175, 0.00% Floor	7/30/2032	10,973	10,929	10,977	(16)
		Total Energy Equipment & Services			$46,991	$47,251
Entertainment
Chernin Entertainment
Jewel Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+560, 0.50% Floor	7/1/2027	$82,906	$82,073	$82,491	(4)(9)(16)
Creative Artists Agency
Creative Artists Agency, LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	10/1/2031	3,980	3,975	4,000	(15)
Entertainment Partners
EP Purchaser, LLC	First Lien Secured Debt - Term Loan	S+361, 0.50% Floor	11/6/2028	3,751	3,692	2,699	(16)
Jagex
Janus Bidco Limited	First Lien Secured Debt - Term Loan	S+550, 0.00% Floor	4/25/2031	62,163	60,883	61,231	(4)(8)(9)(10)(17)
	First Lien Secured Debt - Term Loan	SONIA+550, 0.00% Floor	4/25/2031	£1,057	1,297	1,404	(3)(4)(8)(9)(10)(18)
	First Lien Secured Debt - Delayed Draw	SONIA+600, 0.00% Floor	4/25/2031	£—	32	(321)	(3)(4)(5)(8)(9)(10)(12)(32)
					62,212	62,314

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Warner Media
WarnerMedia Holdings, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	12/28/2026	41,250	41,135	41,085	(4)(8)(15)
		Total Entertainment			$193,087	$192,589
Financial Services
AffiniPay
Eclipse Buyer, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	9/8/2031	$22,738	$22,543	$22,681	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	9/8/2031	—	(16)	(10)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	9/8/2031	—	(16)	(5)	(4)(5)(12)(32)
Eclipse Topco, Inc.	Preferred Equity - Preferred Stocks	Equity plus 12.50% PIK, 0.00% Floor	N/A	7,114,648 Shares	5,940	7,115	(4)(33)
					28,451	29,781
Alpha FMC
Actium Midco 3	First Lien Secured Debt - Term Loan	SONIA+475, 0.00% Floor	8/30/2031	£35,254	45,506	47,758	(3)(4)(8)(10)(18)
	First Lien Secured Debt - Term Loan	S+475, 0.00% Floor	8/30/2031	41,610	41,610	41,818	(4)(8)(10)(17)
	First Lien Secured Debt - Term Loan	E+475, 0.00% Floor	8/30/2031	€18,790	20,770	22,137	(3)(4)(8)(10)(21)
	First Lien Secured Debt - Delayed Draw	S+475, 0.00% Floor	8/30/2031	14,372	14,178	14,444	(3)(4)(8)(10)(12)(32)
	First Lien Secured Debt - Delayed Draw	SONIA+475, 0.00% Floor	8/30/2031	£—	(138)	—	(3)(4)(5)(8)(10)(12)(32)
					121,926	126,157
Apex Group Treasury
Apex Group Treasury LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	2/27/2032	14,616	14,547	13,812	(8)(16)
AssetMark
GTCR Everest Borrower, LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	9/5/2031	13,890	13,866	13,958	(16)
Cerity Partners
Cerity Partners Equity Holding LLC	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	7/28/2031	—	(144)	(144)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	7/28/2031	832	806	806	(4)(12)(16)(32)
					662	662

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
CFC Group
CFC USA 2025 LLC	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	7/1/2032	28,000	27,240	27,335	(8)(10)(16)
Crete PA
Crete PA Holdco, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	11/26/2030	23,256	23,157	23,081	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	11/26/2030	23,198	22,915	22,549	(4)(12)(16)(32)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/26/2030	—	(155)	(474)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/26/2030	—	(62)	(97)	(4)(5)(12)(32)
					45,855	45,059
EP Wealth Advisors Inc
EP Wealth Advisors Inc	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	10/18/2032	10,000	9,975	10,075	(16)
Evelyn
Violin Finco Guernsey Limited	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	6/24/2031	£68,523	86,207	91,673	(3)(4)(8)(9)(10)(18)
	First Lien Secured Debt - Delayed Draw	SONIA+525, 0.00% Floor	6/24/2031	£—	(26)	(54)	(3)(4)(5)(8)(9)(10)(12)(32)
					86,181	91,619
FE Fundinfo
Tulip Bidco Limited	First Lien Secured Debt - Delayed Draw	SONIA+587, 0.00% Floor	12/13/2027	£41,297	52,740	51,884	(3)(4)(8)(10)(12)(18)(32)
GC Waves
GC Waves Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	10/4/2030	62,893	62,827	62,592	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	10/4/2030	35,281	35,017	34,943	(4)(9)(12)(15)(32)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	10/4/2030	—	(3)	(13)	(4)(5)(9)(12)(32)
					97,841	97,522
Gen II
PEX Holdings LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	11/26/2031	20,204	20,159	20,255	(16)
Hargreaves Lansdown
Harp Finco Limited	First Lien Secured Debt - Term Loan	SONIA+500, 0.00% Floor	3/27/2032	£134,986	171,592	181,954	(3)(4)(8)(10)(18)
ISIO
Madonna Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	10/27/2031	£23,819	30,365	31,626	(3)(4)(8)(9)(10)(18)
	First Lien Secured Debt - Delayed Draw	SONIA+525, 0.00% Floor	10/27/2031	£248	265	236	(3)(4)(8)(9)(10)(12)(18)(32)
					30,630	31,862

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Jensen Hughes
Jensen Hughes, Inc	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	9/1/2031	77,859	76,861	77,275	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	9/1/2031	4,239	4,078	4,035	(4)(12)(15)(16)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	9/1/2031	—	(107)	(66)	(4)(5)(11)(12)(32)
					80,832	81,244
Jones DesLauriers
Jones DesLauriers Insurance Management Inc.	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	12/9/2032	16,000	15,960	16,040	(8)(15)
Nexity
Evoriel	First Lien Secured Debt - Term Loan	E+500, 0.00% Floor	4/2/2031	€43,574	46,176	50,952	(3)(4)(8)(9)(10)(21)
	First Lien Secured Debt - Delayed Draw	E+500, 0.00% Floor	4/2/2031	€20,915	22,305	24,448	(3)(4)(8)(9)(10)(12)(21)(32)
					68,481	75,400
Ocorian
Orthrus Ltd	First Lien Secured Debt - Term Loan	S+625 Cash plus 2.75% PIK, 1.00% Floor	12/5/2031	49,734	48,714	48,988	(4)(8)(9)(10)(16)
	First Lien Secured Debt - Term Loan	SONIA+625 Cash plus 2.75% PIK, 0.00% Floor	12/5/2031	£18,413	23,209	24,447	(3)(4)(8)(9)(10)(18)
	First Lien Secured Debt - Term Loan	E+625 Cash plus 1.95% PIK, 0.00% Floor	12/5/2031	€16,449	17,227	19,041	(3)(4)(8)(9)(10)(20)
	First Lien Secured Debt - Delayed Draw	SONIA+625, 0.00% Floor	12/5/2031	£—	54	(75)	(3)(4)(5)(8)(9)(10)(12)(32)
					89,204	92,401
OSTTRA
Orion US Finco	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	10/8/2032	15,000	14,927	15,088	(8)(16)
Paymentsense
Hurricane Cleanco Limited	First Lien Secured Debt - Term Loan	SONIA+625 Cash plus 6.25% PIK, 1.00% Floor	11/21/2029	£53,278	63,895	71,996	(3)(4)(8)(9)(18)
PIB
Paisley Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	5/7/2031	£83,858	104,266	109,363	(3)(4)(8)(9)(10)(18)
	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	5/7/2031	€28,797	30,792	32,827	(3)(4)(8)(9)(10)(21)
	First Lien Secured Debt - Delayed Draw	E+525, 0.00% Floor	5/7/2031	€38,624	43,975	43,915	(3)(4)(8)(9)(10)(12)(18)(21)(32)
	First Lien Secured Debt - Delayed Draw	SONIA+525, 0.00% Floor	5/7/2031	£2,560	3,104	2,978	(3)(4)(8)(9)(10)(12)(32)
					182,137	189,083
PMA
PMA Parent Holdings, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	1/31/2031	13,978	13,853	13,838	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	1/31/2031	—	(8)	(10)	(4)(5)(9)(12)(32)
					13,845	13,828

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Stretto
Stretto, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	10/13/2028	123,188	121,668	120,724	(4)(9)(15)
Strongpoint
Howardsimon LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	12/13/2030	20,965	20,862	20,703	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	12/13/2030	47,891	47,737	46,843	(4)(12)(15)(16)(32)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	12/13/2030	—	(8)	(47)	(4)(5)(12)(32)
					68,591	67,499
Title Resource Group
RE Closing Buyer Corp.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	9/27/2031	131,825	129,499	129,188	(4)(8)(9)(16)
VEPF VII
VEPF VII Holdings, L.P.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	2/28/2028	19,340	19,298	19,603	(4)(8)(16)
Wealth Enhancement Group
Wealth Enhancement Group, LLC	First Lien Secured Debt - Delayed Draw	S+450, 1.00% Floor	10/2/2028	—	—	(54)	(4)(5)(12)(32)
WHP Global
WH Borrower, LLC	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	2/20/2032	56,566	56,027	56,906	(16)
		Total Financial Services			$1,646,029	$1,690,881
Food Products
Froneri
Froneri US, Inc	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	9/30/2031	$13,167	$13,067	$13,177	(8)(17)
	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	9/30/2032	9,500	9,479	9,513	(8)(17)
					22,546	22,690
Nutpods
Green Grass Foods, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	12/26/2029	3,675	3,621	3,620	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	12/26/2029	—	(17)	(19)	(4)(5)(9)(12)(32)
Nutpods Holdings, Inc.	Common Equity - Stock	N/A	N/A	125 Shares	125	92	(4)(9)(33)
					3,729	3,693
Patriot Pickle
Patriot Foods Buyer, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	12/24/2029	6,452	6,359	6,404	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	12/22/2029	826	809	807	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	12/22/2029	298	286	291	(4)(9)(12)(16)(32)
					7,454	7,502
Tate & Lyle
Primary Products Finance LLC	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	4/1/2029	6,483	6,351	6,415	(16)
		Total Food Products			$40,080	$40,300

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Gas Utilities
Venture Global
CP2 LNG Holdings, LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	7/28/2028	$31,250	$30,466	$30,313	(4)(8)(15)
		Total Gas Utilities			$30,466	$30,313
Ground Transportation
Boasso
Channelside AcquisitionCo, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	6/30/2028	$39,526	$38,933	$39,131	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	6/30/2028	—	(8)	(40)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	3/31/2028	326	325	287	(4)(9)(12)(16)(32)
					39,250	39,378
First Student
First Student Bidco Inc.	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	8/15/2030	7,593	7,589	7,628	(16)
	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	8/15/2030	1,806	1,805	1,813	(16)
					9,394	9,441
Genesee & Wyoming
Genesee & Wyoming Inc.	First Lien Secured Debt - Term Loan	S+175, 0.00% Floor	4/10/2031	56,047	55,841	56,108	(16)
Olympus Terminals
Olympus Terminals Holdco II LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	12/17/2030	36,882	36,246	36,425	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	12/17/2030	—	(100)	(149)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	12/17/2030	—	(168)	(124)	(4)(5)(12)(32)
					35,978	36,152
Student Transportation of America
Student Transportation of America Holdings Inc	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	6/24/2032	7,761	7,723	7,794	(16)
Transportation Insight
TI Intermediate Holdings, LLC	First Lien Secured Debt - Term Loan	8.32%	6/18/2027	7,473	7,466	5,081	(4)(16)(30)
	First Lien Secured Debt - Term Loan	1.00%	6/18/2027	8	—	8	(4)(16)(30)(32)
	First Lien Secured Debt - Revolver	8.32%	6/18/2027	—	(8)	—	(4)(5)(12)(30)(32)
					7,458	5,089
		Total Ground Transportation			$155,644	$153,962
Health Care Equipment & Supplies
Bausch Health
Bausch + Lomb Corporation	First Lien Secured Debt - Term Loan	S+425, 0.00% Floor	1/15/2031	$17,223	$17,149	$17,426	(8)(15)
Corpuls
Heartbeat BidCo GmbH	First Lien Secured Debt - Term Loan	E+650, 0.50% Floor	6/28/2030	€20,000	21,517	23,386	(3)(4)(8)(9)(20)
	First Lien Secured Debt - Delayed Draw	E+650, 0.50% Floor	6/28/2030	€—	(26)	(57)	(3)(4)(5)(8)(9)(10)(12)(32)
					21,491	23,329

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (34)	Fair Value (1)(35)
Medline
Medline Borrower LP	First Lien Secured Debt - Term Loan	S+175, 0.50% Floor	10/23/2028		14,481	14,486	14,541	(15)
Resonetics
Resonetics, LLC	First Lien Secured Debt - Term Loan	S+275, 0.75% Floor	6/18/2031		9,875	9,875	9,907	(16)
Vantive
Spruce Bidco II Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	1/30/2032		116,273	114,696	115,401	(4)(9)(17)
	First Lien Secured Debt - Term Loan	C+475, 0.75% Floor	1/30/2032	C$	21,050	14,311	15,336	(3)(4)(9)(27)
	First Lien Secured Debt - Term Loan	T+500, 0.75% Floor	1/30/2032		¥2,250,614	14,499	14,333	(3)(4)(9)(28)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	1/30/2032		—	(346)	(198)	(4)(5)(9)(12)(32)
						143,160	144,872
Zeus
Zeus Company LLC	First Lien Secured Debt - Term Loan	S+600 Cash plus 3.00% PIK, 0.75% Floor	2/28/2031		54,045	53,488	50,127	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	2/28/2031		4,996	4,910	4,270	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	2/28/2030		—	(79)	(547)	(4)(5)(9)(12)(32)
						58,319	53,850
		Total Health Care Equipment & Supplies				$264,480	$263,925
Health Care Providers & Services
Advarra
Advarra Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	9/15/2031		$217,165	$216,219	$216,079	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	9/15/2031		—	(25)	(62)	(4)(5)(9)(12)(32)
						216,194	216,017
Affordable Care
ACI Group Holdings, Inc.	First Lien Secured Debt - Term Loan	S+285 Cash plus 3.25% PIK, 0.75% Floor	8/2/2028		5,088	5,088	4,376	(4)(16)
All Star Healthcare
All Star Recruiting Locums, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	5/1/2030		6,852	6,746	6,818	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	5/1/2030		1,730	1,704	1,722	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	5/1/2030		761	742	754	(4)(9)(12)(15)(16)(32)
						9,192	9,294

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Allied Benefit Systems
Allied Benefit Systems Intermediate LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	10/31/2030	159,043	157,782	158,248	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	10/31/2030	—	(24)	(48)	(4)(5)(9)(12)(32)
					157,758	158,200
Athenahealth
Athenahealth Group Inc.	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	2/15/2029	26,715	26,516	26,799	(15)
CorroHealth
Coding Solutions Acquisition Inc	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	8/7/2031	43,539	43,008	42,885	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/7/2031	—	(92)	(99)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/7/2031	—	(42)	(52)	(4)(5)(12)(32)
					42,874	42,734
Dental Care Alliance
DCA Investment Holding LLC	First Lien Secured Debt - Term Loan	12.40%	4/3/2028	2,397	2,397	1,822	(4)(17)(30)
Eating Recovery Center
ERC Topco Holdings, LLC	First Lien Secured Debt - Term Loan	10.43%	3/29/2030	11,004	31,138	3,741	(4)(16)(30)
	First Lien Secured Debt - Term Loan	9.43%	3/31/2030	107	—	107	(4)(16)(30)
	First Lien Secured Debt - Revolver	9.43%	3/31/2030	1,921	3,979	1,921	(4)(16)(30)(32)
					35,117	5,769
EmpiRx Health
EmpiRx Health LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	8/5/2029	20,000	19,808	19,800	(4)(16)
Ensemble Health
Ensemble RCM, LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	8/1/2029	46,798	46,636	47,082	(16)
ExactCare
ExactCare Parent, Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	11/5/2029	39,864	39,088	39,864	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	11/5/2029	—	(79)	—	(4)(5)(9)(12)(32)
					39,009	39,864
ExamWorks
Electron BidCo Inc.	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	11/1/2028	28,261	28,256	28,441	(15)
	First Lien Secured Debt - Revolver	S+375, 0.00% Floor	8/2/2028	—	(116)	(135)	(4)(5)(12)(32)
					28,140	28,306

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Exemplar Healthcare
EHC Holdings Holdco Limited	First Lien Secured Debt - Term Loan	SONIA+550, 0.00% Floor	9/30/2031	£48,000	63,063	63,569	(3)(4)(8)(10)(18)
	First Lien Secured Debt - Delayed Draw	SONIA+550, 0.00% Floor	9/30/2031	£2,400	2,817	2,669	(3)(4)(8)(10)(12)(18)(32)
					65,880	66,238
Hanger
Hanger, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	10/23/2031	25,499	25,409	25,615	(15)
	First Lien Secured Debt - Delayed Draw	S+350, 0.00% Floor	10/23/2031	1,945	1,923	1,954	(12)(15)(32)
					27,332	27,569
MyDentist
SPARKLE BIDCO LIMITED	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	10/14/2032	£87,479	114,918	116,149	(3)(4)(8)(10)(18)
	First Lien Secured Debt - Delayed Draw	SONIA+525, 0.00% Floor	10/14/2032	£3,683	4,647	4,499	(3)(4)(8)(10)(12)(18)(32)
					119,565	120,648
Omega Healthcare
OMH-Healthedge Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	4/1/2030	249,136	248,522	247,891	(16)
	First Lien Secured Debt - Revolver	S+450, 1.00% Floor	4/1/2030	—	(110)	(189)	(4)(5)(9)(12)(32)
					248,412	247,702
One Call Medical
One Call Corporation	First Lien Secured Debt - Term Loan	S+575, 0.50% Floor	9/10/2030	251,344	247,761	247,573	(4)(15)(16)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	9/10/2030	—	(280)	(298)	(4)(5)(12)(32)
					247,481	247,275
Patterson Companies
Paradigm Parent, LLC	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	4/16/2032	19,283	16,991	17,032	(16)
Practice Plus Group
Practice Plus Group Bidco Limited / Practice Plus Group Holdings Limited	First Lien Secured Debt - Term Loan	SONIA+600, 0.50% Floor	11/19/2029	£11,111	13,256	14,678	(3)(4)(8)(9)(18)
Radiology Partners
Radiology Partners, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	6/30/2032	26,933	26,715	26,918	(16)
Rarebreed
Rarebreed Veterinary Partners, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	4/18/2030	14,890	14,660	14,666	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	4/18/2030	33,294	33,020	32,754	(4)(9)(12)(15)(32)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	4/18/2030	—	(84)	(87)	(4)(5)(9)(12)(32)
					47,596	47,333

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Schoen Klinik
Schoen Klinik SE	First Lien Secured Debt - Term Loan	E+450, 0.00% Floor	1/12/2031	€101,000	116,009	117,508	(3)(4)(8)(10)(20)
Smile Brands
Smile Brands Inc.	First Lien Secured Debt - Term Loan	9.92%	10/12/2027	7,748	7,748	6,644	(4)(17)(30)
Southern Veterinary Partners
Southern Veterinary Partners, LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	12/4/2031	32,336	32,244	32,334	(16)
Team Select
TS Investors, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	5/4/2029	16,735	16,495	16,651	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	5/4/2029	5,826	5,764	5,793	(4)(9)(12)(15)(32)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	5/4/2029	—	(23)	(9)	(4)(5)(9)(12)(32)
					22,236	22,435
Tivity Health
Tivity Health, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/28/2029	111,293	110,350	111,293	(4)(9)(15)
US Fertility
US Fertility Enterprises, LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	12/10/2032	16,066	15,985	16,146	(9)(16)
	First Lien Secured Debt - Delayed Draw	S+350, 0.00% Floor	12/10/2032	—	(12)	—	(5)(9)(32)
					15,973	16,146
US RADIOLOGY SPECIALISTS
Lumexa Imaging, Inc	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	12/13/2032	11,000	10,973	11,089	(8)(16)
		Total Health Care Providers & Services			$1,757,490	$1,732,905
Health Care Technology
CNSI
Acentra Holdings, LLC	First Lien Secured Debt - Term Loan	S+550, 0.50% Floor	12/17/2029	$37,321	$36,519	$37,321	(4)(9)(16)
	First Lien Secured Debt - Term Loan	S+575, 0.50% Floor	12/17/2029	2,905	2,863	2,905	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 0.50% Floor	12/17/2029	—	(39)	—	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+550, 0.50% Floor	12/17/2029	—	(82)	—	(4)(5)(9)(12)(32)
					39,261	40,226
Datavant
CT Technologies Intermediate Holdings	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/2/2031	178,321	176,626	176,538	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	9/2/2031	22,654	22,407	22,301	(4)(15)(32)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	8/30/2031	—	—	(78)	(4)(5)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	9/2/2031	—	(140)	—	(4)(5)(12)(32)
					198,893	198,761

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
DXC
Wisdom Purchaser, LLC	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	7/24/2032	49,844	49,606	49,595	(4)(16)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	7/24/2032	—	(24)	(26)	(4)(5)(12)(32)
					49,582	49,569
Gainwell
Gainwell Acquisition Corp.	First Lien Secured Debt - Term Loan	S+410, 0.75% Floor	10/1/2027	118,108	116,048	116,248	(16)
MRO Parent Corporation
MRO Parent Corporation	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	6/9/2032	25,492	25,132	25,236	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	6/9/2032	—	(48)	(22)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	6/9/2032	—	(25)	(22)	(4)(5)(12)(32)
					25,059	25,192
Novotech
Novotech SG Holdings Pte. Ltd./ Novotech Aus Bidco Pty Ltd/Novotech Holdings USA LLC	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	6/27/2031	42,857	42,410	42,373	(4)(8)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	6/27/2031	1,857	1,786	1,776	(4)(8)(9)(12)(17)(32)
					44,196	44,149
Press Ganey
Azalea TopCo, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	4/30/2031	4,581	4,585	4,595	(15)
Suvoda
Goldeneye Parent, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	3/31/2032	87,785	87,396	88,004	(4)(15)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	3/31/2032	—	(57)	—	(4)(5)(12)(32)
					87,339	88,004
Wellsky
Project Ruby Ultimate Parent Corp.	First Lien Secured Debt - Term Loan	S+286, 0.00% Floor	3/10/2028	20,758	20,707	20,838	(15)
		Total Health Care Technology			$585,670	$587,582
Hotels, Restaurants & Leisure
Allwyn Entertainment Financing US LLC
Allwyn Entertainment Financing US LLC	First Lien Secured Debt - Delayed Draw	S+250, 0.00% Floor	11/24/2032	$—	$(1,600)	$(1,200)	(5)(8)(32)
Aston
Accommodations Plus Technologies LLC	First Lien Secured Debt - Revolver	S+425, 0.75% Floor	5/28/2032	—	—	(114)	(4)(5)(9)(12)(32)
Caesars Entertainment
Caesars Entertainment, Inc.	First Lien Secured Debt - Term Loan	S+225, 0.50% Floor	2/6/2031	21,246	21,278	21,087	(8)(15)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (34)	Fair Value (1)(35)
Crunch Fitness
Crunch Fitness Merger Sub, LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	9/26/2031		176,223	176,212	176,664	(4)(15)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	9/26/2031		—	(108)	—	(4)(5)(12)(32)
						176,104	176,664
Delivery Hero
Delivery Hero Finco Germany GmbH	First Lien Secured Debt - Term Loan	K+500, 0.50% Floor	12/12/2029	₩	194,831,194	139,176	136,262	(3)(8)(9)(19)
Delivery Hero Finco LLC	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	12/12/2029		4,962	4,918	4,989	(8)(9)(16)
Delivery Hero SE	Unsecured Debt - Convertible Bond	3.25%	2/21/2030		€9,100	10,398	10,417	(3)(8)(9)
						154,492	151,668
Endeavor
Endeavor Operating Co LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	3/24/2032		54,725	54,766	55,108	(15)
	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	3/24/2028		40,607	40,423	40,607	(4)(15)
						95,189	95,715
Fertitta Entertainment
Fertitta Entertainment LLC/NV	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	1/27/2029		37,003	36,988	37,036	(15)
Flutter Entertainment
Flutter Entertainment PLC	First Lien Secured Debt - Term Loan	S+200, 0.50% Floor	6/4/2032		3,980	3,970	3,986	(8)(16)
FLYNN RESTAURANT GROUP
Flynn Restaurant Group LP	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	1/28/2032		6,965	6,932	7,002	(15)
Intralot Capital Luxembourg SA
Intralot Capital Luxembourg SA	First Lien Secured Debt - Term Loan	SONIA+550, 0.00% Floor	9/18/2031		£86,000	113,185	113,605	(3)(4)(8)(10)(18)
JOA
Joker Holdco 3 S.a r.l.	First Lien Secured Debt - Term Loan	E+600, 0.00% Floor	4/19/2031		€126,725	132,847	147,810	(3)(4)(8)(9)(10)(21)
Nottingham Forest FC
Nottingham Forest Football Club Limited	First Lien Secured Debt - Term Loan	8.75%	12/27/2027		£24,063	30,067	32,273	(3)(4)(8)(10)
OpenBet
OB Global Openbet Holdings 2 LLC	First Lien Secured Debt - Term Loan	S+600, 1.50% Floor	9/24/2029		78,094	77,249	77,313	(4)(16)
PARS
PARS Group LLC	First Lien Secured Debt - Term Loan	S+685, 1.50% Floor	4/3/2028		8,636	8,574	8,032	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+675, 1.50% Floor	4/3/2028		—	—	(67)	(4)(5)(9)(32)
						8,574	7,965

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Scientific Games Lottery
Scientific Games Holdings LP	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	4/4/2029	47,567	47,237	46,794	(16)
Sky Zone
CircusTrix Holdings LLC	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	7/18/2028	12,298	12,122	12,052	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+675, 1.00% Floor	7/18/2028	3,245	3,196	3,181	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	7/18/2028	323	312	306	(4)(9)(12)(15)(32)
					15,630	15,539
Sports Invest
Sports Invest Holdings Ltd.	First Lien Secured Debt - Term Loan	10.25%	10/3/2029	£40,000	50,583	52,975	(3)(4)(8)(10)
Walter's Wedding
WH BorrowerCo, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	8/2/2030	25,827	25,513	25,246	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	8/2/2030	6,902	6,731	6,572	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	8/2/2030	1,049	996	947	(4)(9)(12)(16)(32)
					33,240	32,765
		Total Hotels, Restaurants & Leisure			$1,001,965	$1,018,883
Household Durables
HOV
K Hovnanian Enterprises Inc	First Lien Secured Debt - Revolver	S+450, 3.00% Floor	6/30/2028	$—	$(6,804)	$(6,875)	(4)(5)(9)(12)(32)
Polywood
Poly-Wood, LLC	First Lien Secured Debt - Term Loan	S+488, 1.00% Floor	3/20/2030	153,660	151,302	152,891	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+488, 1.00% Floor	3/20/2030	—	(184)	(115)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+488, 1.00% Floor	3/20/2030	—	(368)	(115)	(4)(5)(9)(12)(32)
					150,750	152,661
Restoration Hardware
Restoration Hardware, Inc.	First Lien Secured Debt - Term Loan	S+261, 0.50% Floor	10/20/2028	24,629	24,104	24,343	(8)(15)
Weber-Stephen Products
Weber-Stephen Products LLC	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	10/1/2032	31,500	31,266	31,586	(16)
		Total Household Durables			$199,316	$201,715

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Household Products
Culligan
AI Aqua Merger Sub, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	7/31/2028	$3,990	$3,989	$4,003	(15)(16)
Ergotron
Ergotron Acquisition, LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	7/6/2028	8,831	8,744	8,764	(4)(15)
Ergotron Investments, LLC	Common Equity - Equity Unit	N/A	N/A	500 Units	50	43	(4)(33)
					8,794	8,807
Tranzonic
TZ Buyer LLC	First Lien Secured Debt - Term Loan	S+610, 0.75% Floor	8/14/2028	40,457	39,738	40,053	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+610, 0.75% Floor	8/14/2028	55,229	54,526	54,677	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+610, 0.75% Floor	8/14/2028	394	387	388	(4)(9)(12)(15)(32)
TZ Parent LLC	Common Equity - Equity Unit	N/A	N/A	50 Units	50	76	(4)(9)(33)
					94,701	95,194
		Total Household Products			$107,484	$108,004
Independent Power & Renewable Electricity Producers
Calpine Corporation
Calpine Corporation	First Lien Secured Debt - Term Loan	S+175, 0.00% Floor	1/31/2031	$14,862	$14,860	$14,878	(15)
Cogentrix
Cogentrix Finance Holdco I LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	2/26/2032	13,725	13,694	13,828	(15)
NextEra Energy
XPLR Infrastructure Operating Partners LP	Unsecured Debt - Corporate Bond	8.38%	1/15/2031	10	10	11	(8)
	Unsecured Debt - Corporate Bond	8.63%	3/15/2033	10	10	10	(8)
	Unsecured Debt - Corporate Bond	4.50%	9/15/2027	10	10	10	(8)
					30	31
		Total Independent Power & Renewable Electricity Producers			$28,584	$28,737
Industrial Conglomerates
Fortis Fire
Fortis Fire & Safety Holdings LP	Common Equity - Equity Unit	N/A	N/A	9 Units	$90	$112	(4)(9)(33)
		Total Industrial Conglomerates			$90	$112

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Insurance
Acrisure
Acrisure LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	6/20/2032	$4,975	$4,963	$4,987	(15)
Alera Group
Alera Group Intermediate Holdings, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	5/30/2032	34,414	34,253	34,618	(9)(15)
Alliant
Alliant Holdings Intermediate, LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	9/19/2031	40,495	40,319	40,632	(15)
Amwins
AmWINS Group, Inc.	First Lien Secured Debt - Term Loan	S+225, 0.75% Floor	1/30/2032	23,790	23,765	23,885	(15)
Ardonagh
Ardonagh Group Finco Pty Ltd	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	2/15/2031	34,738	34,567	34,731	(8)(16)(17)
Asurion
Asurion, LLC	First Lien Secured Debt - Term Loan	S+425, 0.00% Floor	9/19/2030	18,271	18,150	18,287	(15)
Broadstreet Partners
BroadStreet Partners, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	6/13/2031	10,559	10,551	10,606	(15)
Galway
Galway Borrower LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	9/29/2028	33,614	33,416	33,698	(9)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	9/29/2028	1,319	1,308	1,319	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	9/29/2028	524	504	524	(4)(9)(12)(16)(32)
					35,228	35,541
Higginbotham
HIG Intermediate, Inc.	Preferred Equity - Cumulative Preferred	N/A	N/A	50,000 Shares	49	50	(4)(33)
Higginbotham Insurance Agency, Inc.	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	6/11/2031	138,425	138,164	137,733	(15)
	First Lien Secured Debt - Delayed Draw	S+450, 1.00% Floor	6/11/2031	—	(141)	(190)	(4)(5)(12)(32)
					138,072	137,593
Hilb Group
Thg Acquisition, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	10/31/2031	89,254	88,476	88,362	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	10/31/2031	5,815	5,704	5,615	(4)(9)(12)(15)(32)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/31/2031	1,317	1,233	1,217	(4)(9)(12)(15)(32)
					95,413	95,194
Howden Group
HIG Finance 2 Limited	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	4/18/2030	9,949	9,904	9,988	(8)(16)
Hyperion Refinance Sarl	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	2/15/2031	61,114	60,816	61,338	(8)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	2/15/2031	101,200	99,276	101,200	(4)(8)(10)(12)(16)(32)
					169,996	172,526

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Hub International
Hub International Limited	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	6/20/2030	21,129	21,153	21,263	(16)
ISC
IRIS Specialty Acquisition LLC	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	11/20/2032	214,754	213,698	213,680	(4)(8)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	11/20/2032	—	(89)	(90)	(4)(5)(8)(32)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	11/20/2032	—	(157)	(159)	(4)(5)(8)(11)(12)(32)
					213,452	213,431
Keystone
Koala Investment Holdings, Inc.	First Lien Secured Debt - Term Loan	S+425, 0.75% Floor	8/29/2032	95,436	94,517	94,482	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	8/29/2032	—	(88)	(184)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	8/29/2032	—	(78)	(82)	(4)(5)(12)(32)
					94,351	94,216
OneDigital
OneDigital Borrower LLC	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	7/2/2031	2,985	2,992	2,996	(16)
Patriot Growth Insurance Services
Patriot Growth Insurance Services, LLC	First Lien Secured Debt - Term Loan	S+515, 0.75% Floor	10/16/2028	31,489	31,489	31,489	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	10/16/2028	5,952	5,913	5,952	(4)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	10/16/2028	—	—	—	(4)(12)(32)
					37,402	37,441
Safe-Guard
SG Acquisition, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	4/3/2030	90,030	89,032	90,030	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	4/3/2030	—	(41)	(29)	(4)(5)(9)(12)(32)
					88,991	90,001
Sedgwick
Sedgwick Claims Management Services, Inc.	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	7/31/2031	11,467	11,443	11,516	(15)
Truist
Truist Insurance Holdings, LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	5/6/2031	32,649	32,578	32,744	(16)
	First Lien Secured Debt - Revolver	S+325, 0.00% Floor	5/6/2029	—	(381)	(435)	(4)(5)(12)(32)
					32,197	32,309
		Total Insurance			$1,107,258	$1,111,773
Interactive Media & Services
Adevinta
Aurelia Netherlands BV	First Lien Secured Debt - Term Loan	E+475, 0.00% Floor	5/29/2031	€212,000	$232,112	$249,765	(3)(4)(8)(9)(10)(21)
Twitter
X Corp	First Lien Secured Debt - Term Loan	9.50%	10/26/2029	56,512	55,010	56,422
	First Lien Secured Debt - Term Loan	S+675, 0.50% Floor	10/26/2029	29,650	29,056	29,195	(17)
					84,066	85,617
		Total Interactive Media & Services			$316,178	$335,382

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
IT Services
Astek
FINANCIERE ASTEK	First Lien Secured Debt - Term Loan	E+675, 0.00% Floor	4/25/2031	€50,293	$52,758	$58,366	(3)(4)(8)(9)(10)(20)
	First Lien Secured Debt - Delayed Draw	E+675, 0.00% Floor	4/25/2031	€20,626	21,637	23,933	(3)(4)(8)(9)(10)(12)(20)(32)
					74,395	82,299
Avenu Insights
ACP Avenu Buyer, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	10/2/2029	14,586	14,397	14,440	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	10/2/2029	2,658	2,569	2,536	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	10/2/2029	—	(61)	(61)	(4)(5)(9)(12)(32)
					16,905	16,915
Genesys Cloud
Greeneden U.S. Holdings II, LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	1/30/2032	5,250	5,230	5,246	(15)
GrayMatter
Genius Bidco LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	5/1/2030	4,570	4,499	4,478	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	5/1/2030	—	(12)	(34)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	5/1/2030	155	138	132	(4)(9)(12)(16)(32)
Genius Bidco LLC	Common Equity - Equity Unit	N/A	N/A	773 Units	77	48	(4)(9)(33)
					4,702	4,624
Vensure
Vensure Employer Services, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	9/27/2031	158,960	157,693	156,575	(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	9/27/2031	—	(36)	(38)	(4)(5)(9)(12)(32)
					157,657	156,537
Version 1
Investment Company 24 Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+490, 0.00% Floor	7/11/2029	£6,559	7,692	8,797	(3)(4)(8)(9)(18)
	First Lien Secured Debt - Term Loan	E+490, 0.00% Floor	7/11/2029	€4,029	3,994	4,711	(3)(4)(8)(9)(20)
	First Lien Secured Debt - Delayed Draw	SONIA+490, 0.00% Floor	7/11/2029	£2,248	2,630	2,728	(3)(4)(8)(9)(12)(18)(32)
	First Lien Secured Debt - Delayed Draw	E+575, 0.00% Floor	7/11/2029	€—	—	(32)	(3)(4)(5)(8)(9)(10)(12)(32)
					14,316	16,204
VikingCloud
Bullcave Limited	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	8/6/2030	20,789	20,535	20,634	(4)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/6/2030	2,632	2,585	2,602	(4)(12)(16)(32)
					23,120	23,236
		Total IT Services			$296,325	$305,061

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Leisure Products
Bowlero
Kingpin Intermediate Holdings LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	9/22/2032	$13,054	$12,959	$12,826	(8)(15)
	First Lien Secured Debt - Corporate Bond	7.25%	10/15/2032	15,042	14,523	14,263	(8)
					27,482	27,089
Lime
Neutron Holdings, Inc.	First Lien Secured Debt - Term Loan	10.00%	9/30/2026	75,000	74,583	75,000	(4)(9)
Peloton
Peloton Interactive, Inc.	First Lien Secured Debt - Term Loan	S+550, 0.00% Floor	5/30/2029	81,579	81,030	82,395	(8)(15)
		Total Leisure Products			$183,095	$184,484
Life Sciences Tools & Services
Cambrex
Cambrex Corp.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	3/5/2032	$116,518	$115,508	$116,518	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	3/5/2032	—	—	—	(4)(12)(32)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	3/6/2032	—	(77)	—	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	3/5/2032	872	737	872	(4)(12)(15)(32)
					116,168	117,390
Curia
Curia Global, Inc.	First Lien Secured Debt - Term Loan	S+300 Cash plus 3.25% PIK, 0.00% Floor	12/6/2029	204,841	201,838	199,208	(4)(16)
Parexel
Parexel International Corporation	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	12/12/2031	58,319	58,170	58,586	(15)
		Total Life Sciences Tools & Services			$376,176	$375,184
Machinery
Alliance Laundry Systems
Alliance Laundry Systems LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	8/19/2031	$16,775	$16,733	$16,867	(15)(16)
Arrowhead Engineered Products
Arrowhead Holdco Company	First Lien Secured Debt - Term Loan	S+265 Cash plus 2.75% PIK, 0.75% Floor	8/31/2028	10,444	10,444	7,755	(4)(16)
Carlisle Fluid Technologies
LSF12 Donnelly Bidco, LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	10/2/2029	14,663	14,407	14,418	(4)(9)(15)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Circor
Cube Industrials Buyer, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	10/17/2031	24,317	24,225	24,504	(9)(16)
Duravant
Engineered Machinery Holdings, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	11/26/2032	20,000	19,907	20,153	(16)
Husky Holdings LLC
Husky Holdings LLC	First Lien Secured Debt - Delayed Draw	S+375, 0.00% Floor	2/15/2029	—	—	—	(8)(12)(32)
Husky Technologies
Titan Acquisition Ltd of Canada	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	2/15/2029	75,117	74,529	75,780	(8)(15)(16)
Ideal Tridon
Ideal Components Acquisition, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/30/2032	29,849	29,425	29,625	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	6/30/2032	—	(38)	(41)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	6/30/2032	611	547	576	(4)(12)(15)(32)
					29,934	30,160
JPW
JPW Industries Holding Corporation	First Lien Secured Debt - Term Loan	S+588, 2.00% Floor	11/22/2028	112,867	111,066	111,174	(4)(9)(16)
Milacron
IOTA HOLDINGS 3	First Lien Secured Debt - Term Loan	S+475, 0.00% Floor	3/31/2032	24,613	24,274	24,244	(4)(16)
	First Lien Secured Debt - Revolver	S+475, 0.00% Floor	3/31/2032	2,178	2,067	2,054	(4)(12)(16)(32)
					26,341	26,298
ProMach
Pro Mach Group, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	10/15/2032	33,647	33,563	33,899	(15)
SPX Flow
SPX Flow, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	4/5/2029	1,850	1,850	1,857	(15)
United Flow Technologies
Uft Buyer LLC	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	12/6/2032	67,723	67,053	67,045	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	12/6/2032	—	(123)	(124)	(4)(5)(32)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/6/2032	—	(92)	(93)	(4)(5)(32)
					66,838	66,828
		Total Machinery			$429,837	$429,693
Media
Accelerate360
Accelerate360 Holdings, LLC	First Lien Secured Debt - Term Loan	S+626, 1.00% Floor	2/11/2027	$79,487	$79,475	$79,288	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+626, 1.00% Floor	2/11/2027	24,956	24,956	24,842	(4)(9)(12)(16)(32)
					104,431	104,130

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Astound Broadband
Radiate Holdco, LLC	First Lien Secured Debt - Term Loan	1.50% PIK	9/25/2029	27,408	21,638	21,226	(15)
	First Lien Secured Debt - Term Loan	S+400, 1.00% Floor	6/26/2029	204	200	204	(16)
	First Lien Secured Debt - Delayed Draw	S+400, 1.00% Floor	6/26/2029	204	204	204	(12)(15)(32)
					22,042	21,634
DISH Network
EchoStar Corporation	First Lien Secured Debt - Corporate Bond	10.75%	11/30/2029	64,979	66,394	71,924	(8)
	First Lien Secured Debt - Convertible Bond	3.88%	11/30/2030	19,028	45,550	63,706	(8)
					111,944	135,630
Gannett
Gannett Holdings, LLC	First Lien Secured Debt - Term Loan	S+500, 1.50% Floor	10/15/2029	176,402	174,386	175,299	(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.50% Floor	10/15/2029	3,565	3,489	3,488	(8)(16)(32)
USA TODAY Co Inc	First Lien Secured Debt - Convertible Bond	6.00%	12/1/2031	500	525	706	(4)(8)
					178,400	179,493
Mari
Mari Events Midco LLC	First Lien Secured Debt - Term Loan	S+400, 1.00% Floor	10/1/2032	319,231	314,932	316,038	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+400, 1.00% Floor	10/1/2032	41,827	41,019	41,269	(4)(16)(32)
Mari Miami II LLC	First Lien Secured Debt - Term Loan	8.99% PIK	10/1/2032	65,139	64,674	64,651	(4)(16)
					420,625	421,958
Material+
Material Holdings, LLC	First Lien Secured Debt - Term Loan	9.77%	8/19/2027	6,531	5,955	2,923	(4)(16)(30)(32)
	First Lien Secured Debt - Term Loan	10.10%	8/19/2027	1,747	1,532	—	(4)(16)(30)
	First Lien Secured Debt - Delayed Draw	9.77%	8/19/2027	226	226	226	(4)(16)(30)(32)
					7,713	3,149
Wasserman Media Group
Wasserman Media Group LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	6/23/2032	6,983	6,949	7,026	(16)
Ziggo
Ziggo Financing Partnership	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	1/15/2033	15,000	14,707	14,920	(8)(17)
		Total Media			$866,811	$887,940

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Multi-Utilities
Congruex
Congruex Group LLC	First Lien Secured Debt - Term Loan	S+165 Cash plus 5.00% PIK, 0.75% Floor	5/3/2029	$31,367	$30,976	$25,530	(9)(16)
		Total Multi-Utilities			$30,976	$25,530
Oil, Gas & Consumable Fuels
AL GCX
AL GCX Holdings, LLC	First Lien Secured Debt - Term Loan	S+225, 0.50% Floor	12/17/2032	$15,659	$15,620	$15,693	(8)(15)
AL GCX Fund VIII
AL GCX Fund VIII Holdings LLC	First Lien Secured Debt - Term Loan	S+200, 0.50% Floor	1/30/2032	8,529	8,514	8,534	(15)
Brookfield Infrastructure Partners
BIP Pipeco Holdings LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	12/6/2030	9,063	9,088	9,094	(16)
CQP
CQP Holdco LP	First Lien Secured Debt - Term Loan	S+200, 0.50% Floor	12/31/2030	32,256	32,290	32,406	(16)
GIP Pilot
GIP Pilot Acquisition Partners, L.P.	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	10/4/2030	1,959	1,970	1,966	(16)
Sempra
BX Frontier Member I LLC	First Lien Secured Debt - Delayed Draw	5.86%	12/31/2060	34,357	34,357	34,222	(4)(8)(32)
Stonepeak Bayou
Stonepeak Bayou Holdings LP	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	10/1/2032	16,500	16,207	14,974	(16)
WhiteWater DBR
WhiteWater DBR HoldCo LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	3/3/2031	9,195	9,219	9,262	(16)
		Total Oil, Gas & Consumable Fuels			$127,265	$126,151
Paper & Forest Products
48forty Solutions
Alpine Acquisition Corp II	First Lien Secured Debt - Term Loan	9.94%	11/30/2029	$7,553	$7,256	$3,021	(4)(16)(30)
BiOrigin Specialty
Complete Paper Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	2/4/2031	19,850	19,588	19,451	(4)(16)
		Total Paper & Forest Products			$26,844	$22,472

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Personal Care Products
Advantice Health
Jazz AH Holdco, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	4/2/2029	$6,966	$6,966	$6,866	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	4/2/2029	118	118	116	(4)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	4/2/2029	240	232	228	(4)(12)(17)(32)
					7,316	7,210
Arcadia
ACP Tara Holdings, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	12/15/2032	22,000	21,945	22,151	(16)
Dr. Scholls
DRS Holdings III, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	11/1/2028	21,062	20,976	20,957	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	11/1/2028	—	(5)	(7)	(4)(5)(9)(12)(32)
					20,971	20,950
Heat Makes Sense
Amika OpCo LLC	First Lien Secured Debt - Term Loan	S+590, 0.75% Floor	7/1/2029	34,300	33,850	34,300	(4)(9)(17)
	First Lien Secured Debt - Term Loan	S+540, 0.75% Floor	7/1/2029	7,891	7,797	7,891	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	7/1/2028	—	(14)	—	(4)(5)(9)(12)(32)
Ishtar Co-Invest-B LP	Common Equity - Stock	N/A	N/A	39 Shares	22	—	(4)(9)(33)
Oshun Co-Invest-B LP	Common Equity - Stock	N/A	N/A	11 Shares	11	—	(4)(9)(33)
					41,666	42,191
KDC
KDC/ONE Development Corporation, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	8/15/2028	49,678	49,284	49,120	(15)
PDC Brands
Parfums Holding Company, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	6/27/2030	163,086	161,786	161,863	(16)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	6/27/2029	—	(72)	(77)	(4)(5)(9)(11)(12)(32)
					161,714	161,786
RoC Skincare
RoC Holdco LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	2/21/2031	25,162	24,758	24,910	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	2/21/2031	8,293	8,235	8,210	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	2/21/2030	—	(61)	(44)	(4)(5)(9)(12)(32)
					32,932	33,076
Suave
Silk Holdings III Corp.	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	12/3/2032	213,944	211,740	211,804	(4)(9)(15)(16)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/3/2032	3,035	2,885	2,883	(4)(9)(12)(15)(32)
					214,625	214,687
		Total Personal Care Products			$550,453	$551,171

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (34)	Fair Value (1)(35)
Pharmaceuticals
Alcresta
Alcresta Holdings, LP	Preferred Equity - Preferred Stocks	N/A	N/A		116 Shares	$116	$81	(4)(9)(33)
	Common Equity - Equity Unit	N/A	N/A		1,176 Units	1	120	(4)(9)(33)
Alcresta Therapeutics Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	3/12/2030		8,688	8,558	8,601	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	3/12/2031		58	47	49	(4)(9)(12)(16)(32)
						8,722	8,851
Avid Bioservices
Space Finco, Inc.	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	2/5/2032		14,819	14,618	14,597	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	2/5/2032		—	(112)	(255)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	2/5/2031		—	(128)	(150)	(4)(5)(12)(32)
Space Parent, LP	Preferred Equity - Preferred Stocks	N/A	N/A		99,000 Shares	99	99	(4)(33)
	Common Equity - Stock	N/A	N/A		1,000 Shares	1	1	(4)(33)
						14,478	14,292
Catalent
Creek Parent, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/18/2031		200,879	197,759	198,870	(15)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/18/2031		—	(435)	(291)	(4)(5)(9)(12)(32)
						197,324	198,579
Eversana
LSCS Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	3/4/2032		37,442	37,055	36,755	(16)
Genmab
GENMAB A/S/GENMAB FINANCE LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	12/12/2032		45,000	44,776	45,267	(8)(10)(16)
	First Lien Secured Debt - Corporate Bond	6.25%	12/15/2032		10,254	10,254	10,526	(8)
						55,030	55,793
Karo
Kairos Intermediateco AB	First Lien Secured Debt - Term Loan	E+475, 0.00% Floor	8/26/2032		€66,673	77,162	77,963	(3)(4)(8)(9)(10)(21)
	First Lien Secured Debt - Term Loan	N+475, 0.00% Floor	8/26/2032	Nkr	614,359	60,371	60,644	(3)(4)(8)(9)(10)(29)
	First Lien Secured Debt - Term Loan	SONIA+475, 0.00% Floor	8/26/2032		£43,708	58,633	58,622	(3)(4)(8)(9)(10)(18)
	First Lien Secured Debt - Delayed Draw	E+475, 0.00% Floor	8/26/2032		€—	706	(157)	(3)(4)(5)(8)(9)(10)(32)
						196,872	197,072
PAI
Pai Middle Tier, LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	2/13/2032		24,626	24,292	24,341	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	2/13/2032		750	681	691	(4)(9)(12)(16)(32)
PAI Co-Investor FT Aggregator LLC	Common Equity - Stock	N/A	N/A		100 Shares	100	106	(4)(9)(33)
						25,073	25,138

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (34)	Fair Value (1)(35)
Sharp Services
Sharp Services LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	9/29/2032		7,500	7,464	7,538	(16)
TerSera Therapeutics
TerSera Therapeutics LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	4/4/2029		16,581	16,330	16,581	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	4/4/2029		—	(18)	—	(4)(5)(9)(12)(32)
						16,312	16,581
		Total Pharmaceuticals				$558,330	$560,599
Professional Services
Alix Partners
AlixPartners, LLP	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	8/12/2032		$10,000	$9,964	$10,029	(15)
BDO USA
BDO USA, P.A.	First Lien Secured Debt - Term Loan	S+500, 2.00% Floor	8/31/2028		192,309	190,039	191,847	(16)
	First Lien Secured Debt - Term Loan	S+450, 2.00% Floor	8/31/2028		34,129	33,807	33,645	(4)(9)(16)
						223,846	225,492
Citation Group
Rocket Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+475, 0.00% Floor	1/15/2032		£85,925	104,261	115,534	(3)(4)(8)(10)(18)
	First Lien Secured Debt - Delayed Draw	SONIA+475, 0.00% Floor	1/15/2032		£3,689	4,582	4,877	(3)(4)(8)(10)(18)(25)(32)
	First Lien Secured Debt - Delayed Draw	BBSW+475, 0.00% Floor	1/15/2032	A$	4,737	3,110	3,153	(3)(4)(8)(10)(32)
						111,953	123,564
CohnReznick
CohnReznick Advisory LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	3/31/2032		8,590	8,553	8,649	(16)
	First Lien Secured Debt - Delayed Draw	S+350, 0.00% Floor	3/31/2032		—	(6)	—	(5)(12)(32)
						8,547	8,649
EAB
EAB Global, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	8/16/2030		58,755	58,548	52,387	(15)
	First Lien Secured Debt - Revolver	S+275, 0.00% Floor	5/16/2028		4,200	4,169	3,488	(4)(12)(15)(32)
						62,717	55,875
Escalent
M&M OPCO, LLC	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	4/7/2029		9,167	8,993	9,052	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	4/7/2029		—	(8)	(6)	(4)(5)(9)(12)(32)
						8,985	9,046
FGS Global
Kite Bidco Inc.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	11/25/2031		61,788	60,970	60,861	(4)(10)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.00% Floor	9/20/2031		—	(96)	(228)	(4)(5)(10)(12)(32)
						60,874	60,633

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
G&A
G&A Partners Holding Company II, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	3/3/2031	26,295	25,983	26,229	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	3/1/2031	2,532	2,464	2,519	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	3/1/2030	—	(25)	(4)	(4)(5)(9)(12)(32)
					28,422	28,744
Grant Thornton Advisors
Grant Thornton Advisors Holdings LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	6/2/2031	69,323	69,214	69,574	(15)
Grant Thornton UK
Pacioli UK Midco Limited	First Lien Secured Debt - Term Loan	SONIA+500, 0.00% Floor	4/14/2032	£109,980	142,692	146,024	(3)(4)(8)(9)(10)(18)
Kroll
Deerfield Dakota Holding, LLC	First Lien Secured Debt - Term Loan	S+575 Cash plus 2.75% PIK, 0.75% Floor	9/13/2032	105,565	104,519	104,510	(4)(16)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	9/13/2032	—	(98)	(98)	(4)(5)(12)(32)
					104,421	104,412
Legends
Legends Hospitality Holding Company, LLC	First Lien Secured Debt - Term Loan	S+275 Cash plus 2.75% PIK, 0.75% Floor	8/22/2031	100,699	99,047	99,692	(4)(9)(10)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/22/2031	4,763	4,687	4,705	(4)(9)(12)(15)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/22/2030	3,746	3,565	3,631	(4)(9)(12)(15)(32)
					107,299	108,028
VFS Global
Speed Midco 3 S.A R.L.	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	10/7/2032	12,500	12,470	12,566	(8)(9)(17)
Waystone
Sigma Irish Acquico Limited	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	3/19/2032	€67,460	72,197	78,685	(3)(4)(8)(10)(20)
	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	3/19/2032	70,821	69,524	70,290	(4)(8)(10)(15)
	First Lien Secured Debt - Delayed Draw	E+525, 0.00% Floor	3/19/2032	€6,856	7,962	7,996	(3)(4)(8)(10)(12)(32)
	First Lien Secured Debt - Delayed Draw	S+525, 0.00% Floor	3/19/2032	—	(147)	(124)	(3)(4)(5)(8)(10)(12)(32)
					149,536	156,847
		Total Professional Services			$1,100,940	$1,119,483
Real Estate Management & Development
Associa
Associations Inc.	First Lien Secured Debt - Term Loan	S+676, 1.00% Floor	7/2/2028	$21,316	$21,279	$21,262	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+676, 1.00% Floor	7/2/2028	3,100	3,089	3,085	(4)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+676, 1.00% Floor	7/2/2028	—	(1)	—	(4)(5)(12)(32)
					24,367	24,347

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Hispania
Neinor DMP BidCo, S.A.U.	First Lien Secured Debt - Delayed Draw	E+525, 2.00% Floor	12/31/2029	€—	225	(254)	(3)(4)(5)(8)(10)(32)
	First Lien Secured Debt - Corporate Bond	E+530, 2.00% Floor	12/31/2029	€31,153	35,932	36,062	(3)(4)(8)(10)(20)
					36,157	35,808
Pritchard Industries
Pritchard Industries, LLC	First Lien Secured Debt - Term Loan	S+590, 0.75% Floor	10/13/2027	6,256	6,256	6,005	(4)(16)
		Total Real Estate Management & Development			$66,780	$66,160
Semiconductors & Semiconductor Equipment
Softbank ARM Loan
Kronos I UK Ltd	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	9/21/2027	$12,500	$12,500	$12,500	(4)(8)(9)(10)(16)
	First Lien Secured Debt - Delayed Draw	S+225, 0.00% Floor	8/21/2027	12,500	12,469	12,500	(4)(8)(9)(10)(16)
		Total Semiconductors & Semiconductor Equipment			$24,969	$25,000
Software
Accela
Accela, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/3/2030	$18,149	$17,880	$18,149	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+600, 0.75% Floor	9/3/2030	—	(23)	—	(4)(5)(9)(12)(32)
					17,857	18,149
Access Group
Armstrong Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	6/28/2029	£27,600	33,164	35,064	(3)(4)(8)(18)
	First Lien Secured Debt - Delayed Draw	SONIA+525, 0.00% Floor	6/28/2029	£14,400	17,317	18,294	(3)(4)(8)(18)
					50,481	53,358
Alteryx
Azurite Intermediate Holdings, Inc.	First Lien Secured Debt - Term Loan	S+600, 0.75% Floor	3/19/2031	20,144	19,899	20,093	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+600, 0.75% Floor	3/19/2031	45,781	45,235	45,667	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	3/19/2031	—	(82)	(18)	(4)(5)(9)(12)(32)
					65,052	65,742
AMAG
SRP Eagle Buyer Inc.	First Lien Secured Debt - Term Loan	S+500, 1.50% Floor	12/8/2031	30,000	29,703	29,700	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.50% Floor	12/8/2031	—	(176)	(88)	(4)(5)(32)
	First Lien Secured Debt - Revolver	S+500, 1.50% Floor	12/8/2031	—	(106)	(106)	(4)(5)(12)(32)
					29,421	29,506
Anaplan
Anaplan, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	6/21/2029	237,914	237,914	237,914	(16)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	6/21/2028	—	—	—	(4)(12)(32)
					237,914	237,914

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Avalara
Avalara, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	3/26/2032	33,470	33,294	33,653	(16)
Avetta
Artifact Bidco, Inc.	First Lien Secured Debt - Term Loan	S+415, 0.50% Floor	7/28/2031	63,399	62,867	63,399	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+415, 0.50% Floor	7/28/2031	—	(62)	—	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+415, 0.50% Floor	7/26/2030	—	(85)	—	(4)(5)(9)(12)(32)
					62,720	63,399
Beeline
IQN Holding Corp.	First Lien Secured Debt - Term Loan	S+263 Cash plus 3.13% PIK, 0.75% Floor	5/2/2029	70,945	70,470	69,881	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	5/2/2028	2,746	2,729	2,682	(4)(9)(12)(16)(32)
					73,199	72,563
BMC Software
Boxer Parent Company Inc.	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	7/30/2031	18,115	18,083	18,089	(16)
CINC Systems
1475 Holdings, LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	1/18/2030	6,254	6,177	6,233	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+575, 0.75% Floor	1/18/2030	—	(15)	(4)	(4)(5)(9)(12)(32)
					6,162	6,229
Clanwilliam
Tribe Bidco Limited	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	9/13/2032	€53,893	62,413	62,385	(3)(4)(8)(10)(21)
	First Lien Secured Debt - Delayed Draw	E+525, 0.00% Floor	9/13/2032	€1,397	1,904	1,237	(3)(4)(8)(10)(12)(21)(32)
	First Lien Secured Debt - Revolver	E+525, 0.00% Floor	3/12/2032	€233	388	112	(3)(4)(8)(10)(12)(20)(32)
					64,705	63,734
Cohesity
Clover Holdings 2, LLC	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	12/9/2031	40,310	39,867	40,392	(15)
CompTIA
Endor Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	1/9/2032	37,406	37,071	37,032	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	1/9/2032	—	(36)	(84)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	1/9/2032	—	(36)	(42)	(4)(5)(9)(12)(32)
					36,999	36,906
Couchbase
Cascade Intermediate II, Inc.	First Lien Secured Debt - Term Loan	13.00% PIK	9/24/2033	23,245	22,795	22,780	(4)
Cascade Parent Inc.	First Lien Secured Debt - Term Loan	S+575, 0.50% Floor	9/24/2031	152,685	150,460	150,395	(4)(15)
	First Lien Secured Debt - Revolver	S+575, 0.50% Floor	9/24/2030	—	(193)	(204)	(4)(5)(11)(12)(32)
					173,062	172,971

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (34)	Fair Value (1)(35)
Coupa Software
Coupa Software Incorporated	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	2/27/2030		54,455	53,529	54,727	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	2/27/2030		—	(37)	—	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	2/27/2029		—	(50)	—	(4)(5)(9)(12)(32)
						53,442	54,727
Databricks
Databricks, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	1/3/2031		124,873	124,346	127,058	(15)
	First Lien Secured Debt - Delayed Draw	S+450, 0.00% Floor	1/3/2031		—	(11)	—	(5)(12)(32)
	First Lien Secured Debt - Delayed Draw	S+450, 0.00% Floor	1/5/2032		—	—	—	(4)(12)(32)
						124,335	127,058
Enverus
Edition Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	12/18/2032		265,239	264,117	264,246	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	12/18/2032		—	(72)	(72)	(4)(5)(32)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	12/20/2032		—	(135)	(135)	(4)(5)(32)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	12/18/2032		—	(101)	(101)	(4)(5)(12)(32)
						263,809	263,938
Everbridge
Everbridge Holdings, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	7/2/2031		60,867	60,639	61,475	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	7/2/2031		5,965	5,934	6,025	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	7/2/2031		—	(24)	—	(4)(5)(9)(12)(32)
						66,549	67,500
Forterro
Forterro Group AB	First Lien Secured Debt - Term Loan	E+475, 0.00% Floor	7/9/2029		€10,049	10,099	11,780	(3)(4)(8)(9)(21)
	First Lien Secured Debt - Term Loan	SARON+475, 0.00% Floor	7/9/2029	₣	4,430	4,715	5,579	(3)(4)(8)(9)(22)
	First Lien Secured Debt - Term Loan	SONIA+475, 0.00% Floor	7/9/2029		£3,847	4,925	5,172	(3)(4)(8)(9)(18)
	First Lien Secured Debt - Term Loan	STIBOR+475, 0.00% Floor	7/9/2029	Skr	35,658	3,340	3,863	(3)(4)(8)(9)(23)
	First Lien Secured Debt - Delayed Draw	E+475, 0.00% Floor	7/9/2029		€29,608	31,251	34,503	(3)(4)(8)(9)(10)(12)(21)(32)
						54,330	60,897
Fortnox
OMEGA II AB	First Lien Secured Debt - Term Loan	STIBOR+475, 0.00% Floor	6/18/2032	Skr	658,610	67,829	71,180	(3)(4)(8)(10)(23)
	First Lien Secured Debt - Delayed Draw	STIBOR+475, 0.00% Floor	6/18/2032	Skr	—	(581)	(97)	(3)(4)(5)(8)(10)(12)(32)
						67,248	71,083

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
G2CI
Evergreen IX Borrower 2023, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/30/2030	121,559	119,623	121,559	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/1/2029	—	(159)	—	(4)(5)(9)(12)(32)
					119,464	121,559
HHAeXchange
Homecare Software Solutions LLC	First Lien Secured Debt - Term Loan	S+263 Cash plus 2.93% PIK, 0.00% Floor	6/14/2031	77,720	77,720	77,720	(4)(15)
Infoblox
Delta Topco, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	11/30/2029	7,035	7,032	7,011	(15)
Instem
Ichor Management Limited	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	12/7/2029	9,093	8,929	8,865	(4)(8)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	12/7/2029	4,099	4,062	3,997	(4)(8)(9)(16)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	12/7/2029	1,712	1,561	1,662	(4)(8)(9)(12)(17)(32)
					14,552	14,524
Iris Software
Elements Finco Limited	First Lien Secured Debt - Term Loan	SONIA+300 Cash plus 2.25% PIK, 0.00% Floor	12/19/2031	£32,727	41,193	43,674	(3)(4)(8)(10)(18)
Jeppesen
JEPPESEN HOLDINGS, LLC	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	11/1/2032	193,563	192,138	192,112	(4)(16)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	11/1/2032	—	(73)	(75)	(4)(5)(12)(32)
					192,065	192,037
Kaseya
Kaseya Inc	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	3/20/2032	24,813	24,702	24,864	(15)
	First Lien Secured Debt - Revolver	S+325, 0.00% Floor	3/20/2030	—	(11)	(15)	(5)(12)(32)
					24,691	24,849
Medallia
Medallia, Inc.	First Lien Secured Debt - Term Loan	S+244 Cash plus 3.66% PIK, 0.75% Floor	10/29/2028	41,131	40,712	30,026	(4)(9)(17)
M-Files
MetaTiedot Midco S.a.r.l.	First Lien Secured Debt - Term Loan	E+500, 0.75% Floor	11/27/2031	€21,178	22,084	24,888	(3)(4)(8)(20)
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	11/27/2031	15,859	15,649	15,740	(4)(8)(16)
	First Lien Secured Debt - Delayed Draw	E+500, 0.75% Floor	11/27/2031	€1,891	1,939	2,223	(3)(4)(8)(12)(20)(32)
	First Lien Secured Debt - Revolver	E+500, 0.75% Floor	11/27/2030	€4,287	4,469	4,988	(3)(4)(8)(12)(20)(32)
					44,141	47,839

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (34)	Fair Value (1)(35)
Mitchell
Mitchell International, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	6/17/2031		49,928	49,729	50,153	(15)
mPulse
mPulse Mobile, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	8/26/2032		32,308	31,997	31,985	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	8/26/2032		—	(15)	(31)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	8/26/2032		—	(44)	(46)	(4)(5)(12)(32)
						31,938	31,908
MYOB
MYOB US Borrower LLC	First Lien Secured Debt - Term Loan	BBSW+575 Cash plus 3.00% PIK, 0.75% Floor	6/6/2030	A$	156,118	100,095	102,362	(3)(4)(8)(9)(10)(25)
New Relic
Crewline Buyer, Inc.	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	11/8/2030		66,900	65,561	66,900	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	11/8/2030		—	(76)	—	(4)(5)(9)(12)(32)
						65,485	66,900
Paessler
Blitz 24-34 GmbH	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	5/3/2031		47,185	46,797	47,067	(4)(8)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	5/3/2030		—	(27)	(18)	(4)(5)(8)(12)(32)
						46,770	47,049
Qlik
Project Alpha Intermediate Holding, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	10/26/2030		—	—	—	(16)
Qualtrics
Quartz Acquireco, LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	6/28/2030		787	784	787	(16)
Quorum
QBS Parent, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	6/3/2032		158,322	157,620	157,532	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	6/3/2032		—	—	(109)	(4)(5)(9)(32)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	6/3/2032		1,741	1,657	1,645	(4)(9)(11)(12)(15)(32)
						159,277	159,068

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Redwood
Runway Bidco, LLC	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	12/17/2031	165,895	164,424	164,237	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	12/17/2031	—	(177)	(415)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 0.50% Floor	12/17/2031	—	(177)	(208)	(4)(5)(12)(32)
					164,070	163,614
Relativity
Relativity ODA LLC	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	5/12/2029	29,262	28,875	29,117	(4)(15)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	5/12/2029	—	(33)	(13)	(4)(5)(12)(32)
					28,842	29,104
Solera
Polaris Newco, LLC	First Lien Secured Debt - Term Loan	S+401, 0.50% Floor	6/2/2028	53,262	52,901	51,485	(16)
Storable
Storable Inc	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	4/16/2031	23,572	23,485	23,714	(15)
Sunfire
Spark Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	4/1/2031	8,541	8,401	8,583	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	4/1/2030	—	(20)	—	(4)(5)(9)(12)(32)
					8,381	8,583
Trading Technologies
Trading Technologies International, Inc.	First Lien Secured Debt - Term Loan	S+425, 0.50% Floor	11/4/2032	43,243	43,189	43,189	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+425, 0.50% Floor	11/4/2032	10,811	10,797	10,797	(4)(16)
	First Lien Secured Debt - Revolver	S+425, 0.50% Floor	11/4/2032	—	(8)	(8)	(4)(5)(12)(32)
					53,978	53,978
Uniguest
Uniguest Holdings, Inc	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/27/2030	48,164	47,547	47,490	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/27/2030	—	(115)	(262)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/27/2030	—	(57)	(65)	(4)(5)(12)(32)
					47,375	47,163

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Veeam Software
VS Buyer, LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	4/12/2031	18,604	18,463	18,709	(16)
Verscend
Cotiviti, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	5/1/2031	51,133	50,396	49,258	(8)(15)
	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	3/26/2032	46,056	45,501	44,329	(8)(15)
					95,897	93,587
VIP
Vamos Bidco, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	1/30/2032	66,494	65,896	65,829	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	1/30/2032	—	(121)	(278)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	1/30/2032	—	(73)	(84)	(4)(5)(12)(32)
					65,702	65,467
X.AI
X.AI LLC	First Lien Secured Debt - Term Loan	12.50%	6/28/2030	24,634	24,649	25,946	(8)
	First Lien Secured Debt - Corporate Bond	12.50%	6/30/2030	4,360	4,360	4,656	(8)
					29,009	30,602
Zafin
Zafin Labs Americas Incorporated	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	2/14/2031	12,500	12,334	12,358	(4)(8)(9)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	2/14/2031	—	(32)	(29)	(4)(5)(8)(9)(12)(32)
					12,302	12,329
Zendesk
Zendesk, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	11/22/2028	127,491	126,165	127,172	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	11/22/2028	21,322	21,016	21,269	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	11/22/2028	—	(130)	(34)	(4)(5)(9)(12)(32)
					147,051	148,407
		Total Software			$3,301,633	$3,322,016

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Specialty Retail
CONSTELLATION AUTOMOTIVE
BBD Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+625, 0.00% Floor	3/21/2031	£21,455	$27,474	$28,921	(3)(4)(8)(10)(18)
	First Lien Secured Debt - Term Loan	E+625, 0.00% Floor	4/3/2031	€8,869	9,494	10,527	(3)(4)(8)(10)(21)
					36,968	39,448
EG Group
EG America, LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	2/7/2028	5,015	5,008	5,041	(8)(16)
EG Global Finance PLC	First Lien Secured Debt - Corporate Bond	S+750, 0.50% Floor	11/30/2028	118,022	115,162	125,398	(4)(8)(14)
					120,170	130,439
Golden Hippo
Altern Marketing, LLC	First Lien Secured Debt - Term Loan	S+500, 2.00% Floor	6/13/2028	54,205	53,864	54,341	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+500, 2.00% Floor	6/13/2028	—	(95)	—	(4)(5)(9)(12)(32)
					53,769	54,341
PetSmart
PetSmart LLC	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	8/18/2032	18,746	18,570	18,693	(15)
S&S
S&S Holdings LLC	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	10/1/2031	58,166	57,099	57,331	(15)
Skechers
Beach Acquisition Bidco LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	9/12/2032	14,000	13,966	14,131	(16)
Tailored Brands
The Men's Wearhouse, LLC	First Lien Secured Debt - Term Loan	S+575, 0.00% Floor	2/26/2029	52,142	51,181	52,402	(16)
Varsity Brands
Varsity Brands, LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	8/26/2031	67,163	66,764	67,488	(9)(16)
		Total Specialty Retail			$418,487	$434,273
Technology Hardware, Storage & Peripherals
Biamp
Biamp	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	4/30/2030	$41,230	$40,591	$39,590	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	4/30/2030	—	(87)	(239)	(4)(5)(9)(12)(32)
					40,504	39,351

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Service Express
Victors Purchaser, LLC	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	12/23/2032	183,061	182,133	182,604	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	12/23/2032	—	(127)	(57)	(4)(5)(32)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/23/2032	2,193	2,047	2,129	(4)(12)(15)(32)
					184,053	184,676
Valor
VCI Asset Holdings 1 LLC	First Lien Secured Debt - Term Loan	10.00%	11/20/2030	249,464	246,972	246,971	(4)
	Common Equity - Membership Interest	N/A	N/A	13,750,397 Units	13,750	13,750	(4)(8)(33)
					260,722	260,721
		Total Technology Hardware, Storage & Peripherals			$485,279	$484,748
Textiles, Apparel & Luxury Goods
Authentic Brands
ABG Intermediate Holdings 2 LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	12/21/2028	$57,538	$57,329	$57,696	(15)
	First Lien Secured Debt - Delayed Draw	S+225, 0.00% Floor	2/14/2032	29,169	29,103	29,231	(15)
					86,432	86,927
Gruppo Florence
Made in Italy 2 S.P.A.	First Lien Secured Debt - Corporate Bond	E+700, 0.00% Floor	10/17/2030	€74,500	77,339	77,921	(3)(4)(8)(9)(21)
Iconix Brand Group
IBG Borrower LLC	First Lien Secured Debt - Term Loan	S+515, 1.00% Floor	8/22/2029	135,466	134,118	132,756	(4)(9)(16)
	First Lien Secured Debt - Term Loan	S+515, 1.00% Floor	8/22/2031	79,669	78,074	78,075	(4)(9)(16)
					212,192	210,831
		Total Textiles, Apparel & Luxury Goods			$375,963	$375,679
Trading Companies & Distributors
Lindstrom, LLC
Lindstrom, LLC	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	12/30/2032	$40,000	$39,400	$39,400	(4)(17)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	12/30/2032	3,665	3,515	3,515	(4)(12)(16)(32)
					42,915	42,915

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Meritus Gas Partners
MGP Holdings III Corp.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	3/1/2030	28,196	27,791	27,773	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	3/1/2030	9,680	9,543	9,503	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	P+425, 1.00% Floor	3/1/2030	218	190	189	(4)(9)(12)(24)(32)
					37,524	37,465
ORS Nasco
WC ORS Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	8/7/2031	96,211	94,964	95,249	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/7/2031	14,258	14,080	14,116	(4)(9)(16)
	First Lien Secured Debt - Revolver	P+500, 0.75% Floor	8/7/2031	2,582	2,407	2,439	(4)(9)(12)(16)(24)(32)
WC ORS Holdings, L.P.	Common Equity - Limited Partnership	N/A	N/A	90,443 Units	90	160	(4)(9)(33)
					111,541	111,964
		Total Trading Companies & Distributors			$191,980	$192,344
Transportation Infrastructure
Alliance Ground International
AGI-CFI Holdings, Inc.	First Lien Secured Debt - Term Loan	S+490, 0.75% Floor	6/11/2027	$17,992	$17,922	$17,902	(4)(16)
Amey
Project Ardent Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+550, 0.00% Floor	11/12/2031	£125,384	157,251	166,054	(3)(4)(8)(10)(18)
Eagle Railcar
Elk Bidco, Inc	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	6/14/2032	112,376	111,849	113,220	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	6/14/2032	—	(54)	—	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	6/14/2032	—	(97)	—	(4)(5)(12)(32)
					111,698	113,220
GAT
GAT-Airline Ground Support Inc	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	5/9/2029	15,010	14,847	15,010	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	5/9/2029	3,484	3,438	3,483	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	P+525, 1.00% Floor	5/9/2029	635	611	635	(4)(9)(12)(16)(24)(32)
					18,896	19,128

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (34)	Fair Value (1)(35)
GSI
Geotechnical Merger Sub, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	10/15/2031		67,411	66,826	67,242	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	10/15/2031		12,234	12,077	12,172	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	10/15/2031		2,185	2,106	2,161	(4)(9)(12)(16)(32)
						81,009	81,575
NARS
North American Rail Solutions LLC	First Lien Secured Debt - Term Loan	C+475, 1.00% Floor	8/29/2031	C$	38,964	28,100	28,132	(3)(4)(9)(26)
	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	8/29/2031		8,728	8,644	8,649	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	C+475, 1.00% Floor	8/29/2031	C$	—	(9)	(16)	(3)(4)(5)(9)(12)(32)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	8/29/2031		—	(10)	(20)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	8/29/2031		264	249	250	(4)(9)(12)(15)(32)
	First Lien Secured Debt - Revolver	C+475, 1.00% Floor	8/29/2031	C$	—	(47)	(45)	(3)(4)(5)(9)(12)(32)
						36,927	36,950
Signature Aviation
Brown Group Holding, LLC	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	7/1/2031		18,627	18,576	18,742	(15)(16)
		Total Transportation Infrastructure				$442,279	$453,571
Wireless Telecommunication Services
Consumer Cellular
CCI Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	5/13/2032		$94,529	$93,683	$94,765	(4)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	5/13/2032		—	(50)	—	(4)(5)(12)(32)
		Total Wireless Telecommunication Services				$93,633	$94,765

		Total Investments before Cash Equivalents				$24,414,425	$24,515,628	(2)(6)(31)
Goldman Sachs Financial Square Government Fund Institutional		N/A	N/A		$227,502	$227,502	$227,502	(7)
		Total Investments after Cash Equivalents				$24,641,927	$24,743,130

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Derivative Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Footnote Reference
Interest rate swap (a)	6.90%	S+270	4/13/2029	$325,000	Note 5
Interest rate swap (a)	6.70%	S+280	7/29/2031	$300,000	Note 5
Interest rate swap (a)	3.67%	3M SOFR	12/21/2027	$82,000	Note 5
Interest rate swap (a)	3.65%	3M SOFR	1/19/2028	$18,000	Note 5
Interest rate swap (b)	7.02%	ESTR+372	9/28/2026	€90,000	Note 5
Interest rate swap (a)	6.90%	S+271	4/13/2029	$325,000	Note 5
Interest rate swap (a)	5.86%	S+267	4/13/2029	$350,000	Note 5
Interest rate swap (a)	6.70%	S+280	7/29/2031	$300,000	Note 5
Interest rate swap (a)	8.54%	S+418	9/28/2026	$226,000	Note 5
Interest rate swap (a)	8.62%	S+456	9/28/2028	$325,000	Note 5
Interest rate swap (a)	6.35%	S+239	7/29/2031	$400,000	Note 5
Interest rate swap (a)	6.55%	S+218	3/15/2032	$500,000	Note 5
Interest rate swap (a)	5.88%	3M SOFR + 220.7	8/30/2030	$400,000	Note 5
Interest rate swap (a)	5.66%	3M SOFR + 220.45	8/30/2030	$100,000	Note 5
Interest rate swap (a)	5.20%	3M SOFR	12/8/2028	$400,000	Note 5

Derivative Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Footnote Reference
Currency swap (c)	S+45.5	KRW-CD 91D	5/12/2026	$81,450	Note 5
Currency swap (c)	S+46.4	KRW-CD 91D	5/12/2026	$60,988	Note 5

(a) Bears interest at a rate determined by three-month SOFR (as defined below). The interest rate locked two business days prior to settlement of the interest rate swaps. The three-month SOFR is 3.65% on December 31, 2025.

(b) Bears interest at a rate determined by 1 day Euro Short Term Rate. The interest rate locked two business days prior to settlement of the interest rate swaps. The 1 day Euro Short Term Rate ("ESTRON") is 1.92% on December 31, 2025.

(c) Bears interest at a rate determined by SOFR and three-month Korean InterBank Offered Rate ("KORIBOR"). The interest rates locked two business days and one business day for SOFR and three-month KORIBOR, respectively, prior to settlement of the currency swaps. The SOFR and the three-month KORIBOR are 3.87% and 2.82%, respectively, on December 31, 2025.

Derivative Instrument	Settlement Date	Notional amount to be purchased		Notional amount to be sold		Footnote Reference
Foreign currency forward contract	3/18/2026		$327,762	A$	492,086	Note 5
Foreign currency forward contract	3/18/2026	A$	2,641		$1,755	Note 5
Foreign currency forward contract	3/18/2026		$43,933	C$	60,342	Note 5
Foreign currency forward contract	3/18/2026		$5,880	₣	4,630	Note 5
Foreign currency forward contract	3/18/2026	₣	90		$113	Note 5
Foreign currency forward contract	3/18/2026		$1,438,616		€1,224,663	Note 5
Foreign currency forward contract	3/18/2026		$2,073,688		£1,555,675	Note 5
Foreign currency forward contract	3/18/2026		$14,739		¥2,275,479	Note 5
Foreign currency forward contract	3/18/2026		$61,976	Nkr	625,881	Note 5
Foreign currency forward contract	3/18/2026		$75,280	Skr	692,598	Note 5

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

(1)
Fair value is determined in good faith by or under the direction of the Board of Trustees of the Company (the "Board") (see Note 2 to the consolidated financial statements).
(2)
Aggregate gross unrealized gain and loss for federal income tax purposes are $337,333 and $(237,835), respectively. Net unrealized loss is $99,498 based on a total tax cost of $24,416,132.
(3)
Par amount is denominated in USD unless otherwise noted, British Pound ("£"), Australian Dollar ("A$"), Canadian Dollar ("C$"), European Euro ("€"), Japanese Yen ("¥"), South Korean Won ("₩"), Swedish Krona ("Skr"), Norweigian Krone ("Nkr") and Swiss Franc ("₣"). Par amount represents funded commitments. See Note 32 in the Consolidated Schedule of Investments and Note 8 to the consolidated financial statements for further information on undrawn revolving and delayed draw loan commitments, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies.
(4)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board (see Note 2 and Note 4 to the consolidated financial statements), pursuant to the Company’s valuation policy.
(5)
The negative fair value is the result of the commitment being valued below par. Negative cost is the result of unamortized fees or amounts received at settlement in excess of capital invested.
(6)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted.
(7)
This security is included in Cash and Cash Equivalents on the Consolidated Statements of Assets and Liabilities.
(8)
Investments that the Company has determined are not "qualifying assets" under Section 55(a) of the Investment Company Act of 1940 (the "1940 Act"). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2025, non-qualifying assets represented approximately 27.84% of the total assets of the Company.
(9)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the "SEC") permitting us to do so (see Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC).
(10)
All or a portion of these debt investments are not pledged as collateral under any of the Company's credit facilities (see Note 6 to the consolidated financial statements). For other debt investments that are pledged to the Company's credit facilities, a single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.
(11)
As of December 31, 2025, there were letters of credit issued and outstanding through the Company under this senior secured facility.
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
(14)
The interest rate on these loans is subject to SOFR, which as of December 31, 2025 was 3.87%.
(15)
The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2025 was 3.69%.
(16)
The interest rate on these loans is subject to 3 months SOFR, which as of December 31, 2025 was 3.65%.
(17)
The interest rate on these loans is subject to 6 months SOFR, which as of December 31, 2025 was 3.57%.
(18)
The interest rate on these loans is subject to SONIA, which as of December 31, 2025 was 3.73%.
(19)
The interest rate on these loans is subject to 3 months KORIBOR ("K"), which as of December 31, 2025 was 2.82%.
(20)
The interest rate on these loans is subject to 3 months EURIBOR ("E"), which as of December 31, 2025 was 2.03%.
(21)
The interest rate on these loans is subject to 6 months EURIBOR, which as of December 31, 2025 was 2.11%.

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

(22)
The interest rate on these loans is subject to Swiss Average Rate Overnight ("SARON"), which as of December 31, 2025 was -0.08%.
(23)
The interest rate on these loans is subject to 6 months Stockholm Interbank Offered Rate ("STIBOR"), which as of December 31, 2025 was 2.07%.
(24)
The interest rate on these loans is subject to Prime Rate ("P"), which as of December 31, 2025 was 6.75%.
(25)
The interest rate on this loan is subject to the 3 month Australia Bank Bill Swap Rate ("BBSW"), which as of December 31, 2025 was 3.74%.
(26)
The interest rate on these loans is subject to 1 month Canadian Overnight Repo Rate Average ("CORRA" or "C"), which as of December 31, 2025 was 2.26%.
(27)
The interest rate on these loans is subject to 3 month CORRA, which as of December 31, 2025 was 2.26%.
(28)
The interest rate on these loans is subject to 3 month Japan Tokyo Overnight Average Rate ("TONAR" or "T"), which as of December 31, 2025 was 0.71%.
(29)
The interest rate on these loans is subject to 3 month Norwegian Overnight Weighted Average Rate ("NIBOR" or "NOK"), which as of December 31, 2025 was 4.07%.
(30)
Loan was on non-accrual status as of December 31, 2025. Heubach Holdings USA LLC has a maturity date prior to the end of the current period. The portfolio company has filed for insolvency in certain jurisdictions and has begun a sales process for all or part of the portfolio company.
(31)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of December 31, 2025, all of the Company's investments were non-controlled and non-affiliated.

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

(32) As of December 31, 2025, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies:

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
1475 Holdings, LLC	$1,071	$—	$1,071	$—	$—	$1,071
Accel International Holdings, LLC	32,173	—	32,173	—	—	32,173
Accela, Inc.	1,714	—	1,714	—	—	1,714
Accelerate360 Holdings, LLC	45,960	(24,956)	21,004	21,004	—	—
Accelevation LLC	3,540	(385)	3,155	—	—	3,155
Accommodations Plus Technologies LLC	11,367	—	11,367	—	—	11,367
Acentra Holdings, LLC (fka CNSI Holdings, LLC)	11,450	—	11,450	—	—	11,450
ACP Avenu Buyer, LLC	15,645	—	15,645	—	—	15,645
Actium Midco 3 (UK) Limited*	9,919	—	9,919	—	—	9,919
Advarra Holdings, Inc.	12,380	—	12,380	—	—	12,380
Alcresta Therapeutics Inc.	872	(58)	814	—	—	814
All Star Recruiting Locums, LLC	1,304	(761)	543	—	—	543
Allied Benefit Systems Intermediate LLC	9,552	—	9,552	—	—	9,552
Allwyn Entertainment Financing US LLC	80,000	—	80,000	—	—	80,000
Altern Marketing, LLC	9,800	—	9,800	—	—	9,800
American Restoration Holdings, LLC	12,400	(1,490)	10,910	—	—	10,910
Amika OpCo LLC (f/k/a Heat Makes Sense Shared Services, LLC)	1,617	—	1,617	—	—	1,617
Anaplan, Inc.	11,917	—	11,917	—	—	11,917
Arcwood Environmental, Inc. (f/k/a Heritage Environmental Services, Inc.)	13,199	—	13,199	—	—	13,199
Artifact Bidco, Inc.	26,601	—	26,601	—	—	26,601
Associations Inc.	4,251	—	4,251	—	—	4,251
AVSC Holding Corp.	21,651	—	21,651	—	—	21,651
Azurite Intermediate Holdings, Inc.	7,325	—	7,325	—	—	7,325
BGIF IV Fearless Utility Services, Inc.	33,358	—	33,358	—	—	33,358
Biamp	6,000	—	6,000	—	—	6,000
Bingo Group Buyer, Inc.	10,324	(63)	10,261	—	—	10,261
Blitz 24-34 GmbH	7,097	—	7,097	—	—	7,097
Bullcave Limited	3,947	(2,632)	1,315	—	—	1,315
BX Frontier Member I LLC	6,137	—	6,137	—	6,137	—
Cambrex Corp.	65,371	(872)	64,499	—	—	64,499

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Camin Cargo Control Holdings, Inc.	$6,197	$(2,539)	$3,658	$—	$—	$3,658
Cascade Parent Inc.	13,572	—	13,572	—	—	13,572
CCI Buyer, Inc.	5,534	—	5,534	—	—	5,534
Cerity Partners Equity Holding LLC	63,000	(832)	62,168	—	—	62,168
Channelside AcquisitionCo, Inc. (fka Gruden Acquisition, Inc.)	7,915	(326)	7,589	—	—	7,589
CI (MG) GROUP, LLC	7,825	(1,470)	6,355	—	—	6,355
CI (Quercus) Intermediate Holdings, LLC	12,273	—	12,273	—	—	12,273
CircusTrix Holdings LLC	807	(323)	484	—	—	484
Coding Solutions Acquisition Inc	10,058	—	10,058	—	—	10,058
CohnReznick Advisory LLC	1,368	—	1,368	—	—	1,368
Coretrust Purchasing Group LLC (HPG Enterprises LLC)	6,739	—	6,739	—	—	6,739
Coupa Software Incorporated	8,716	—	8,716	—	—	8,716
Creek Parent, Inc.	29,103	—	29,103	—	—	29,103
Crete PA Holdco, LLC	139,488	—	139,488	—	—	139,488
Crewline Buyer, Inc.	4,365	—	4,365	—	—	4,365
Crunch Fitness Merger Sub, LLC	23,555	—	23,555	—	—	23,555
CSC Holdings, LLC	85,100	(73,064)	12,036	—	—	12,036
CT Technologies Intermediate Holdings (Topco), Inc.	35,536	—	35,536	—	—	35,536
Databricks, Inc.	88,844	—	88,844	—	—	88,844
Deerfield Dakota Holding, LLC	9,814	—	9,814	—	—	9,814
DRS Holdings III, Inc.	1,341	—	1,341	—	—	1,341
EAB Global, Inc.	7,500	(4,200)	3,300	—	—	3,300
Eagle Purchaser, Inc.	4,103	(2,524)	1,579	—	—	1,579
Eclipse Buyer, Inc.	5,809	—	5,809	—	—	5,809
Edition Holdings, Inc.	137,251	—	137,251	—	—	137,251
EHC Holdings Holdco Limited*	29,116	—	29,116	—	—	29,116
Electron BidCo Inc. (dba ExamWorks)	27,000	—	27,000	—	—	27,000
Elk Bidco, Inc	44,594	—	44,594	—	—	44,594
Endor Purchaser, Inc.	12,531	—	12,531	—	—	12,531
ERC Topco Holdings, LLC	2,134	(1,921)	213	—	—	213
Everbridge Holdings, LLC	15,493	—	15,493	—	—	15,493
Evergreen IX Borrower 2023, LLC	10,071	—	10,071	—	—	10,071

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Evoriel*	$1,756	$—	$1,756	$—	$—	$1,756
ExactCare Parent, Inc.	4,426	—	4,426	—	—	4,426
Excelligence Learning Corporation	13,562	(2,170)	11,392	—	—	11,392
FINANCIERE ASTEK*	330	—	330	—	—	330
Forterro Group AB (fka Yellow Castle AB)*	31,449	—	31,449	—	—	31,449
Funecap Holding*	49,750	—	49,750	—	—	49,750
G&A Partners Holding Company II, LLC	4,296	—	4,296	—	—	4,296
Galway Borrower LLC	5,673	(524)	5,149	—	—	5,149
Gannett Holdings, LLC	8,795	—	8,795	—	—	8,795
GAT-Airline Ground Support Inc	3,662	(635)	3,027	—	—	3,027
Gateway US Holdings, Inc.	6,629	—	6,629	—	—	6,629
GC Waves Holdings, Inc.	37,696	—	37,696	—	—	37,696
Genius Bidco LLC	2,861	(155)	2,706	—	—	2,706
Geotechnical Merger Sub, Inc.	22,096	(2,185)	19,911	—	—	19,911
Goldeneye Parent, LLC	12,774	—	12,774	—	—	12,774
Green Grass Foods, Inc.	1,250	—	1,250	—	—	1,250
GSP Midco LLC	26,000	—	26,000	—	—	26,000
Hanger, Inc.	1,356	—	1,356	—	—	1,356
Heartbeat BidCo GmbH*	3,811	—	3,811	—	—	3,811
HEF Safety Ultimate Holdings, LLC	1,790	—	1,790	—	—	1,790
Higginbotham Insurance Agency, Inc.	38,070	—	38,070	—	—	38,070
Howardsimon LLC	39,628	—	39,628	—	—	39,628
Husky Holdings LLC	5,000	—	5,000	—	—	5,000
Hyperion Refinance Sarl	118,800	—	118,800	—	—	118,800
Ichor Management Limited*	1,991	(1,712)	279	—	—	279
Ideal Components Acquisition, LLC	10,077	(611)	9,466	—	—	9,466
International Schools Partnership Limited*	57,784	—	57,784	—	—	57,784
Investment Company 24 Bidco Limited*	12,490	—	12,490	—	—	12,490
IOTA HOLDINGS 3	8,250	(2,178)	6,072	—	—	6,072
IQN Holding Corp.	4,224	(2,746)	1,478	—	—	1,478
IRIS Specialty Acquisition LLC	68,046	—	68,046	—	—	68,046
Ironhorse Purchaser, LLC	483	—	483	—	—	483
IW Buyer LLC	3,146	(899)	2,247	—	—	2,247

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Janus Bidco Limited*	$21,373	$—	$21,373	$—	$—	$21,373
Jazz AH Holdco, LLC	800	(240)	560	—	—	560
Jensen Hughes, Inc	31,706	—	31,706	—	—	31,706
JEPPESEN HOLDINGS, LLC	10,037	—	10,037	—	—	10,037
K Hovnanian Enterprises Inc	125,000	—	125,000	—	—	125,000
Kairos Intermediateco AB*	31,342	—	31,342	—	—	31,342
Kaman Corp	3,273	—	3,273	—	—	3,273
Kaseya Inc	2,500	—	2,500	—	—	2,500
Kite Bidco Inc.	15,212	—	15,212	—	—	15,212
Koala Investment Holdings, Inc.	26,578	—	26,578	—	—	26,578
Legacy Merger Sub, LLC	23,333	—	23,333	—	—	23,333
Legends Hospitality Holding Company, LLC	12,507	(3,746)	8,761	—	—	8,761
LHS Borrower LLC	20,118	(2,414)	17,704	—	—	17,704
Lindstrom, LLC	10,000	(3,665)	6,335	—	—	6,335
Lotus Topco Inc.	6,765	—	6,765	—	—	6,765
M&M OPCO, LLC	476	—	476	—	—	476
Madonna Bidco Limited*	6,218	—	6,218	—	—	6,218
Mari Events Midco LLC	13,942	—	13,942	—	—	13,942
Material Holdings, LLC	644	—	644	—	—	644
MetaTiedot Midco S.a.r.l.	10,675	(5,038)	5,637	—	—	5,637
MGP Holdings III Corp.	4,074	(218)	3,856	—	—	3,856
Mobile Communications America, Inc.	4,863	(272)	4,591	—	—	4,591
Mount Olympus Bidco Limited	1,097	—	1,097	—	—	1,097
mPulse Mobile, Inc.	7,692	—	7,692	—	—	7,692
MRO Holdings, Inc.	102,698	—	102,698	—	—	102,698
MRO Parent Corporation	4,444	—	4,444	—	—	4,444
Neinor DMP BidCo, S.A.U.*	33,901	—	33,901	—	—	33,901
North American Rail Solutions LLC	3,750	(264)	3,486	—	—	3,486
North American Rail Solutions LLC*	6,800	—	6,800	—	—	6,800
North Haven RI Buyer, LLC	8,437	(1,000)	7,437	—	—	7,437
Novotech SG Holdings Pte. Ltd./ Novotech Aus Bidco Pty Ltd/Novotech Holdings USA LLC	5,286	—	5,286	—	—	5,286

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
NPPI Buyer, LLC	$9,211	$—	$9,211	$—	$—	$9,211
Olympus Terminals Holdco II LLC	22,000	—	22,000	—	—	22,000
OMEGA II AB*	19,376	—	19,376	—	—	19,376
OMH-Healthedge Holdings, Inc.	37,896	—	37,896	—	—	37,896
One Call Corporation (fka Opal Acquisition, Inc.)	19,868	—	19,868	—	—	19,868
One Silver Serve, LLC	11,200	(3,312)	7,888	—	—	7,888
Orthrus Ltd*	5,029	—	5,029	—	—	5,029
Pai Middle Tier, LLC	5,250	(750)	4,500	—	—	4,500
Paisley Bidco Limited*	11,089	—	11,089	—	—	11,089
Parfums Holding Company, Inc.	10,268	—	10,268	—	—	10,268
PARS Group LLC	952	—	952	952	—	—
Patriot Foods Buyer, Inc.	2,590	(298)	2,292	—	—	2,292
Patriot Growth Insurance Services, LLC	2,311	—	2,311	—	—	2,311
Pinnacle Buyer LLC	2,742	—	2,742	—	—	2,742
PMA Parent Holdings, LLC	987	—	987	—	—	987
Poly-Wood, LLC	46,091	—	46,091	—	—	46,091
PROJECT CARDINAL ACQUISITION, LLC	8,947	—	8,947	—	—	8,947
Protein For Pets Opco, LLC	4,717	(943)	3,774	—	—	3,774
Pye-Barker Fire & Safety LLC	1,950	—	1,950	—	—	1,950
QBS Parent, Inc.	40,867	(1,741)	39,126	—	—	39,126
QTS Project Ram	33,808	—	33,808	—	33,808	—
R.F. Fager Company, LLC	1,260	(169)	1,091	—	—	1,091
Radiate Holdco, LLC	408	—	408	—	—	408
Rarebreed Veterinary Partners, Inc.	8,501	—	8,501	—	—	8,501
Relativity ODA LLC	2,500	—	2,500	—	—	2,500
Reliable Doors, LLC	1,164	—	1,164	—	—	1,164
Rialto Management Group, LLC	3,588	—	3,588	—	—	3,588
RoC Holdco LLC	4,390	—	4,390	—	—	4,390
Rochester Midland Corporation	16,417	(159)	16,258	—	—	16,258
Rocket Bidco Limited*	33,200	—	33,200	—	—	33,200

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Rocket Youth Brands Holdco LLC	$10,698	$—	$10,698	$—	$—	$10,698
Runway Bidco, LLC	62,292	—	62,292	—	—	62,292
Russell Investments US Institutional Holdco Inc	9,900	—	9,900	—	—	9,900
Saber Parent Holdings Corp	69,512	—	69,512	—	—	69,512
SG Acquisition, Inc.	5,757	—	5,757	—	—	5,757
Sigma Irish Acquico Limited	16,576	—	16,576	—	—	16,576
Silk Holdings III Corp.	15,175	(3,035)	12,140	—	—	12,140
Smith Topco, Inc.	1,692	—	1,692	—	—	1,692
Space Finco, Inc.	27,000	—	27,000	—	—	27,000
Spark Purchaser, Inc.	1,351	—	1,351	—	—	1,351
SPARKLE BIDCO LIMITED*	26,066	—	26,066	—	—	26,066
Spruce Bidco II Inc.	26,335	—	26,335	—	—	26,335
SRP Eagle Buyer Inc.	24,706	—	24,706	—	—	24,706
SupplyHouse LLC	20,000	—	20,000	—	—	20,000
TerSera Therapeutics LLC	1,395	—	1,395	—	—	1,395
Thg Acquisition, LLC	24,232	(1,317)	22,915	—	—	22,915
TI Intermediate Holdings, LLC	397	—	397	—	—	397
TITAN BW BORROWER L.P.	50,402	—	50,402	—	—	50,402
Trading Technologies International, Inc. (fka Gem Merger Sub, Inc.)	6,757	—	6,757	—	—	6,757
Traffic Management Solutions, LLC	6,456	—	6,456	—	—	6,456
Trench Plate Rental Co.	4,545	(2,636)	1,909	—	—	1,909
Tribe Bidco Limited*	36,090	(274)	35,816	—	—	35,816
Truck-Lite Co., LLC	79,354	—	79,354	—	—	79,354
Truist Insurance Holdings, LLC	24,868	—	24,868	—	—	24,868
TS Investors, LLC	2,693	—	2,693	—	—	2,693
Tulip Bidco Limited*	196,535	—	196,535	—	—	196,535
TZ Buyer LLC	606	(394)	212	—	—	212

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Uft Buyer LLC	34,172	—	34,172	—	—	34,172
Uniguest Holdings, Inc	23,349	—	23,349	—	—	23,349
US Fertility Enterprises, LLC	2,434	—	2,434	—	—	2,434
USA DeBusk LLC	6,840	(1,802)	5,038	—	—	5,038
Vamos Bidco, Inc.	36,199	—	36,199	—	—	36,199
Vantage Specialty Chemicals Holdings, Inc.	4,824	—	4,824	—	—	4,824
Vensure Employer Services, Inc.	2,547	—	2,547	—	—	2,547
Victors Purchaser, LLC	48,313	(2,193)	46,120	—	—	46,120
Village Pet Care, LLC	3,327	(365)	2,962	—	—	2,962
Violin Finco Guernsey Limited*	7,173	—	7,173	—	—	7,173
Volunteer AcquisitionCo, LLC	758	—	758	—	—	758
Vybond Buyer, LLC	14,000	—	14,000	—	—	14,000
WC ORS Buyer, Inc.	14,346	(2,582)	11,764	—	—	11,764
Wealth Enhancement Group, LLC	12,500	—	12,500	—	—	12,500
WH BorrowerCo, LLC	12,271	(1,048)	11,223	—	—	11,223
Wisdom Purchaser, LLC	5,156	—	5,156	—	—	5,156
Zafin Labs Americas Incorporated	2,500	—	2,500	—	—	2,500
Zendesk, Inc.	13,400	—	13,400	—	—	13,400
Zeus Company LLC	12,566	—	12,566	—	5,027	7,539
Total	$3,874,828	$(172,106)	$3,702,722	$21,956	$44,972	$3,635,794

* These investments are in a foreign currency and the total commitment has been converted to USD using the December 31, 2025 exchange rate.

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

(33) Securities that are exempt from registration under the Securities Act of 1933 (the "Securities Act"), and may be deemed to be "restricted securities" under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $23,387 or 0.2% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Security Type	Acquisition Date
Alcresta Holdings, LP	Preferred Equity - Preferred Stocks	3/12/2024
Alcresta Holdings, LP	Common Equity - Equity Unit	3/12/2024
Eclipse Topco, Inc.	Preferred Equity - Preferred Stocks	9/6/2024
Ergotron Investments, LLC	Common Equity - Equity Unit	7/6/2022
Fortis Fire & Safety Holdings LP	Common Equity - Equity Unit	7/21/2023
Genius Bidco LLC	Common Equity - Equity Unit	5/1/2024
HIG Intermediate, Inc.	Preferred Equity - Cumulative Preferred	12/10/2024
Ishtar Co-Invest-B LP	Common Equity - Stock	7/1/2022
Mitel Networks	Common Equity - Stock	6/20/2025
Nutpods Holdings, Inc.	Common Equity - Stock	12/26/2023
Oshun Co-Invest-B LP	Common Equity - Stock	7/1/2022
PAI Co-Investor FT Aggregator LLC	Common Equity - Stock	2/13/2025
PPL Equity LP	Preferred Equity - Preferred Stocks	7/1/2022
PPL Equity LP	Common Equity - Equity Unit	7/1/2022
RMC Topco LLC	Common Equity - Equity Unit	8/1/2023
Space Parent, LP	Common Equity - Stock	2/5/2025
Space Parent, LP	Preferred Equity - Preferred Stocks	2/5/2025
Tailwind Fire Flow Investor, LP	Common Equity - Membership Interest	6/28/2024
Trench Safety Solutions Holdings, LLC	Common Equity - Equity Unit	4/29/2022
TZ Parent LLC	Common Equity - Equity Unit	8/12/2022
VCI Asset Holdings 1 LLC	Common Equity - Membership Interest	11/19/2025
WC ORS Holdings, L.P.	Common Equity - Limited Partnership	8/7/2024

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

(34) The following shows the composition of the Company’s portfolio at cost by investment type and industry as of December 31, 2025:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total
Aerospace & Defense	$779,778	$—	$—	$—	$—	$779,778
Air Freight & Logistics	14,789	—	—	—	—	14,789
Automobile Components	266,253	—	—	—	—	266,253
Banks	232,892	—	35,116	—	—	268,008
Beverages	39,702	—	—	—	—	39,702
Building Products	515,434	—	—	—	—	515,434
Capital Markets	468,162	—	—	—	—	468,162
Chemicals	168,728	—	—	—	100	168,828
Commercial Services & Supplies	1,444,984	33,700	—	51	—	1,478,735
Communications Equipment	271,507	—	—	—	3,465	274,972
Construction & Engineering	327,209	—	—	—	151	327,360
Construction Materials	25,155	—	—	—	—	25,155
Consumer Staples Distribution & Retail	444,406	—	—	—	—	444,406
Containers & Packaging	179,159	—	—	—	—	179,159
Distributors	59,475	—	—	—	—	59,475
Diversified Consumer Services	1,014,561	—	—	—	—	1,014,561
Diversified REITs	30,559	—	—	—	—	30,559
Diversified Telecommunication Services	306,093	—	—	—	—	306,093
Electric Utilities	199,982	—	—	—	—	199,982
Electrical Equipment	25,592	—	—	—	—	25,592
Electronic Equipment, Instruments & Components	98,555	—	—	—	—	98,555
Energy Equipment & Services	46,991	—	—	—	—	46,991
Entertainment	193,087	—	—	—	—	193,087
Financial Services	1,640,089	—	—	5,940	—	1,646,029
Food Products	39,955	—	—	—	125	40,080
Gas Utilities	30,466	—	—	—	—	30,466
Ground Transportation	155,644	—	—	—	—	155,644

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total
Health Care Equipment & Supplies	$264,480	$—	$—	$—	$—	$264,480
Health Care Providers & Services	1,757,490	—	—	—	—	1,757,490
Health Care Technology	585,670	—	—	—	—	585,670
Hotels, Restaurants & Leisure	991,567	—	10,398	—	—	1,001,965
Household Durables	199,316	—	—	—	—	199,316
Household Products	107,384	—	—	—	100	107,484
Independent Power & Renewable Electricity Producers	28,554	—	30	—	—	28,584
Industrial Conglomerates	—	—	—	—	90	90
Insurance	1,107,209	—	—	49	—	1,107,258
Interactive Media & Services	316,178	—	—	—	—	316,178
IT Services	296,248	—	—	—	77	296,325
Leisure Products	183,095	—	—	—	—	183,095
Life Sciences Tools & Services	376,176	—	—	—	—	376,176
Machinery	429,837	—	—	—	—	429,837
Media	866,811	—	—	—	—	866,811
Multi-Utilities	30,976	—	—	—	—	30,976
Oil, Gas & Consumable Fuels	127,265	—	—	—	—	127,265
Paper & Forest Products	26,844	—	—	—	—	26,844
Personal Care Products	550,420	—	—	—	33	550,453
Pharmaceuticals	558,012	—	—	215	103	558,330
Professional Services	1,100,940	—	—	—	—	1,100,940
Real Estate Management & Development	66,780	—	—	—	—	66,780
Semiconductors & Semiconductor Equipment	24,969	—	—	—	—	24,969
Software	3,301,633	—	—	—	—	3,301,633
Specialty Retail	418,487	—	—	—	—	418,487
Technology Hardware, Storage & Peripherals	471,529	—	—	—	13,750	485,279
Textiles, Apparel & Luxury Goods	375,963	—	—	—	—	375,963
Trading Companies & Distributors	191,890	—	—	—	90	191,980
Transportation Infrastructure	442,279	—	—	—	—	442,279
Wireless Telecommunication Services	93,633	—	—	—	—	93,633
Total	$24,310,842	$33,700	$45,544	$6,255	$18,084	$24,414,425

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

(35) The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of December 31, 2025:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total	% of Net Assets
Aerospace & Defense	$780,305	$—	$—	$—	$—	$780,305	5.3%
Air Freight & Logistics	14,888	—	—	—	—	14,888	0.1%
Automobile Components	265,223	—	—	—	—	265,223	1.8%
Banks	235,975	—	35,077	—	—	271,052	1.8%
Beverages	40,027	—	—	—	—	40,027	0.3%
Building Products	516,956	—	—	—	—	516,956	3.5%
Capital Markets	474,987	—	—	—	—	474,987	3.2%
Chemicals	149,200	—	—	—	126	149,326	1.0%
Commercial Services & Supplies	1,455,724	5,235	—	49	28	1,461,036	9.9%
Communications Equipment	268,612	—	—	—	1,193	269,805	1.8%
Construction & Engineering	329,697	—	—	—	138	329,835	2.2%
Construction Materials	25,075	—	—	—	—	25,075	0.2%
Consumer Staples Distribution & Retail	460,169	—	—	—	—	460,169	3.1%
Containers & Packaging	175,687	—	—	—	—	175,687	1.2%
Distributors	59,451	—	—	—	—	59,451	0.4%
Diversified Consumer Services	1,021,121	—	—	—	—	1,021,121	6.9%
Diversified REITs	30,672	—	—	—	—	30,672	0.2%
Diversified Telecommunication Services	295,215	—	—	—	—	295,215	2.0%
Electric Utilities	201,273	—	—	—	—	201,273	1.4%
Electrical Equipment	25,850	—	—	—	—	25,850	0.2%
Electronic Equipment, Instruments & Components	67,037	—	—	—	—	67,037	0.5%
Energy Equipment & Services	47,251	—	—	—	—	47,251	0.3%
Entertainment	192,589	—	—	—	—	192,589	1.3%
Financial Services	1,683,766	—	—	7,115	—	1,690,881	11.4%
Food Products	40,208	—	—	—	92	40,300	0.3%
Gas Utilities	30,313	—	—	—	—	30,313	0.2%
Ground Transportation	153,962	—	—	—	—	153,962	1.0%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total	% of Net Assets
Health Care Equipment & Supplies	$263,925	$—	$—	$—	$—	$263,925	1.8%
Health Care Providers & Services	1,732,905	—	—	—	—	1,732,905	11.7%
Health Care Technology	587,582	—	—	—	—	587,582	4.0%
Hotels, Restaurants & Leisure	1,008,465	—	10,418	—	—	1,018,883	6.9%
Household Durables	201,715	—	—	—	—	201,715	1.4%
Household Products	107,885	—	—	—	119	108,004	0.7%
Independent Power & Renewable Electricity Producers	28,707	—	30	—	—	28,737	0.2%
Industrial Conglomerates	—	—	—	—	112	112	0.0%
Insurance	1,111,724	—	—	49	—	1,111,773	7.5%
Interactive Media & Services	335,382	—	—	—	—	335,382	2.3%
IT Services	305,013	—	—	—	48	305,061	2.1%
Leisure Products	184,484	—	—	—	—	184,484	1.2%
Life Sciences Tools & Services	375,184	—	—	—	—	375,184	2.5%
Machinery	429,693	—	—	—	—	429,693	2.9%
Media	887,940	—	—	—	—	887,940	6.0%
Multi-Utilities	25,530	—	—	—	—	25,530	0.2%
Oil, Gas & Consumable Fuels	126,151	—	—	—	—	126,151	0.9%
Paper & Forest Products	22,472	—	—	—	—	22,472	0.2%
Personal Care Products	551,171	—	—	—	—	551,171	3.7%
Pharmaceuticals	560,191	—	—	180	228	560,599	3.8%
Professional Services	1,119,483	—	—	—	—	1,119,483	7.6%
Real Estate Management & Development	66,160	—	—	—	—	66,160	0.4%
Semiconductors & Semiconductor Equipment	25,000	—	—	—	—	25,000	0.2%
Software	3,322,016	—	—	—	—	3,322,016	22.5%
Specialty Retail	434,273	—	—	—	—	434,273	2.9%
Technology Hardware, Storage & Peripherals	470,999	—	—	—	13,749	484,748	3.3%
Textiles, Apparel & Luxury Goods	375,679	—	—	—	—	375,679	2.5%
Trading Companies & Distributors	192,184	—	—	—	160	192,344	1.3%
Transportation Infrastructure	453,571	—	—	—	—	453,571	3.1%
Wireless Telecommunication Services	94,765	—	—	—	—	94,765	0.7%
Total	$24,441,482	$5,235	$45,525	$7,393	$15,993	$24,515,628	166.0%
% of Net Assets	165.5%	0.0%	0.3%	0.1%	0.1%	166.0%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of December 31, 2025
Software	13.6%
Health Care Providers & Services	7.1%
Financial Services	6.9%
Commercial Services & Supplies	6.0%
Insurance	4.5%
Hotels, Restaurants & Leisure	4.2%
Professional Services	4.6%
Diversified Consumer Services	4.2%
Aerospace & Defense	3.2%
Entertainment	0.8%
Health Care Technology	2.4%
Pharmaceuticals	2.3%
Personal Care Products	2.2%
Technology Hardware, Storage & Peripherals	2.0%
Building Products	2.1%
Capital Markets	1.9%
Media	3.6%
Consumer Staples Distribution & Retail	1.9%
Specialty Retail	1.8%
Transportation Infrastructure	1.9%
Machinery	1.8%
Textiles, Apparel & Luxury Goods	1.5%
Life Sciences Tools & Services	1.5%
Banks	1.1%
Interactive Media & Services	1.4%
Construction & Engineering	1.3%
IT Services	1.2%
Diversified Telecommunication Services	1.2%
Communications Equipment	1.1%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of December 31, 2025
Automobile Components	1.1%
Health Care Equipment & Supplies	1.1%
Household Durables	0.8%
Trading Companies & Distributors	0.8%
Electric Utilities	0.8%
Leisure Products	0.8%
Containers & Packaging	0.7%
Ground Transportation	0.6%
Chemicals	0.6%
Household Products	0.4%
Oil, Gas & Consumable Fuels	0.5%
Wireless Telecommunication Services	0.4%
Electronic Equipment, Instruments & Components	0.3%
Real Estate Management & Development	0.3%
Distributors	0.2%
Energy Equipment & Services	0.2%
Diversified REITs	0.1%
Food Products	0.2%
Beverages	0.0%
Gas Utilities	0.1%
Independent Power & Renewable Electricity Producers	0.1%
Electrical Equipment	0.1%
Multi-Utilities	0.1%
Construction Materials	0.1%
Semiconductors & Semiconductor Equipment	0.1%
Paper & Forest Products	0.1%
Air Freight & Logistics	0.1%
Industrial Conglomerates	0.0%
Total	100.00%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Geographic Region	Percentage of Total Investments (at Fair Value) as of December 31, 2025
United States	78.2%
United Kingdom	9.7%
Europe	9.4%
Australia	1.3%
Canada	0.8%
Asia	0.4%
Caribbean	0.2%

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
(3)
Par amount is denominated in USD unless otherwise noted, British Pound ("£"), Australian Dollar ("A$"), Canadian Dollar ("C$"), European Euro ("€"), Korean Won ("₩"), Swedish Krona ("Skr") and Swiss Franc ("₣"). Par amount represents funded commitments. See Note 28 in the Consolidated Schedule of Investments and Note 8 to the consolidated financial statements for further information on undrawn revolving and delayed draw loan commitments, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies.
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
(8)
Investments that the Company has determined are not "qualifying assets" under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2024, non-qualifying assets represented approximately 28.45% of the total assets of the Company.
(9)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the SEC permitting us to do so (see Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC).
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

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(In thousands, except share data)

(31) Securities that are exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be "restricted securities" under the Securities Act. As of December 31, 2024, the aggregate fair value of these securities is $7,260 or 0.1% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

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

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1. Organization

Apollo Debt Solutions BDC (the "Company," "ADS," "we," "us" or "our"), a Delaware statutory trust formed on December 4, 2020, is a closed-end, externally managed, diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company has elected to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company ("RIC"), as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").

Apollo Credit Management, LLC (the "Adviser") is our investment adviser and is an affiliate of Apollo Global Management, Inc. and its consolidated subsidiaries ("AGM" or "Apollo"). The Adviser, subject to the overall supervision of our Board of Trustees (the "Board"), manages the day-to-day operations of the Company and provides investment advisory services to the Company.

Apollo Credit Management, LLC, as our administrator (the "Administrator"), provides, among other things, administrative services and facilities to the Company. Furthermore, the Administrator will offer to provide, on our behalf, managerial assistance to those portfolio companies to which we are required to provide such assistance.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") pursuant to the requirements on Form 10-Q, ASC 946, Financial Services — Investment Companies ("ASC 946"), and Articles 6, 10 and 12 of Regulation S-X. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of the consolidated financial statements for the periods presented, have been included.

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

As of December 31, 2025, the Company's consolidated subsidiaries were Cardinal Funding LLC, Mallard Funding LLC, Grouse Funding LLC, Warbler Funding LLC, Toucan Funding LLC, ADS CLO 1 LLC, ADL CLO 1 LLC, ADS CLO 2 LLC, ADL CLO 2 LLC, ADS Lender LLC, ADS Holdings (Lux) S.à.r.l., ADS Hera SPV LLC, ADS Presidio SPV LLC, ADS Aoide SPV LLC and ADS Apollonia SPV LLC.

Cash and Cash Equivalents, including Foreign Currency

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

Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of December 31, 2025 and 2024 were $498,557 and $392,894, respectively, of which $227,502 and $154,584, respectively, were held in money market funds.

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

Fair Value Measurements

The Company follows guidance in ASC 820, Fair Value Measurement ("ASC 820"), where fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are determined within a framework that establishes a three-tier hierarchy which maximizes the use of observable market data and minimizes the use of unobservable inputs to establish a classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, such as the risk inherent in a particular valuation technique used to measure fair value using a pricing model and/or the risk inherent in the inputs for the valuation technique. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the information available. The inputs or methodology used for valuing assets or liabilities may not be an indication of the risks associated with investing in those assets or liabilities.

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

Investment Valuation Process

The Board has designated the Adviser as its "valuation designee" pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. The Adviser, as "valuation designee," is responsible for determining the fair value of our portfolio investments, subject to the oversight of the Board.

In calculating the value of our total assets, we value investments for which market quotations are readily available at such market quotations if they are deemed to represent fair value. Debt and equity securities that are not publicly traded or whose market price is not readily available or whose market quotations are not deemed to represent fair value are valued at fair value as determined in good faith by or under the direction of the Adviser. Market quotations may be deemed not to represent fair value in certain circumstances where the Adviser reasonably believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotes not to reflect the fair value of the security. Examples of these events could include cases in which material events are announced after the close of the market on which a security is primarily traded, when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a "fire sale" by a distressed seller.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the year ended December 31, 2025, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Currency Swaps

The Company uses currency swaps to mitigate the value of portfolio securities denominated in particular currencies against fluctuations in relative value or to gain or reduce exposure to certain currencies. In a currency swap, the Company agrees with counterparties to exchange one currency for another at specified dates in the future, exchange rate and amount. The Company does not utilize hedge accounting with respect to currency swaps and as such, the Company recognizes its currency swaps at fair value with changes included in the net unrealized appreciation (depreciation) on the Consolidated Statements of Operations.

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

Valuation of Other Financial Assets and Financial Liabilities

ASC 825, Financial Instruments, permits an entity to choose, at specified election dates, to measure certain assets and liabilities at fair value (the "Fair Value Option"). We have not elected the Fair Value Option to report selected financial assets and financial liabilities. Debt issued by the Company is reported at amortized cost adjusted for fair value fluctuations of interest rate swaps in qualifying hedge accounting relationships (see Notes 5 and 6 to the consolidated financial statements). The carrying value of all other financial assets and liabilities approximates fair value due to their short maturities or their close proximity of the originations to the measurement date.

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

As of December 31, 2025, 0.8% of total investments at amortized cost, or 0.3% of total investments at fair value, were on non-accrual status. As of December 31, 2024, 0.6% of total investments at amortized cost, or 0.2% of total investments at fair value, were on non-accrual status.

Expenses

Expenses include management fees, performance-based incentive fees, interest expense, insurance expenses, administrative service fees, legal fees, trustees’ fees, audit and tax service expenses, third-party valuation fees and other general and administrative expenses. Expenses are recognized on an accrual basis.

Offering Expenses

Costs associated with the offering of the Company’s shares are capitalized as "deferred offering costs" on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s continuous offering.

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

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its shareholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to shareholders through December 31, 2025 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file Form 1099s for the tax year ending December 31, 2025. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to shareholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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

We follow ASC 740, Income Taxes ("ASC 740"). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of December 31, 2025, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

Segment Reporting

The Company has adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update 2023-07, "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker ("CODM") to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company operates under one operating segment and reporting unit, investment management. The CODM is the chief executive officer of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. Key metrics include, but are not limited to, net investment income and net increase in net assets resulting from operations that is reported on the Consolidated Statements of Operations, fair value of investments as disclosed on the Consolidated Schedule of Investments, as well as distributions made to the Company’s shareholders.

Income Taxes

The Company has adopted FASB Accounting Standards Update 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," ("ASU 2023-09"). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The adoption of ASU 2023-09 did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements

Income Statement - Reporting Comprehensive Income

In November 2024, the FASB issued Accounting Standard Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). The amendments in ASU 2024-03 improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information generally is not presented in the consolidated financial statements today. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its year-end financial statements.

Note 3. Agreements and Related Party Transactions

Advisory Agreement

On July 22, 2021, the Company entered into an advisory agreement (the "Initial Advisory Agreement") with the Adviser, pursuant to which the Adviser will manage the Company on a day-to-day basis. The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Company’s investments and monitoring its investments and portfolio companies on an ongoing basis.

On March 14, 2024, the Company and the Adviser entered into an amended and restated investment advisory agreement (the "Second Amended and Restated Advisory Agreement"), which amended and restated the Initial Advisory Agreement. The Second Amended and Restated Advisory Agreement altered the Initial Advisory Agreement by removing certain "sunset" provisions that previously stated that certain requirements of the North American Securities Administrators Association ("NASAA") Omnibus Guidelines would no longer apply if the Company's shares become covered securities within the meaning of Section 18 of the Securities Act of 1933, as amended (the "Securities Act"), clarified that the Adviser would be responsible for any fees incurred if the Adviser terminated the Second Amended and Restated Advisory Agreement and amended certain provisions to clarify compliance with NASAA Omnibus Guidelines. No other changes were made to the Initial Advisory Agreement.

On March 13, 2025, the Company and the Adviser entered into an amended and restated advisory agreement (the "Third Amended and Restated Advisory Agreement" and, together with the Initial Advisory Agreement and Second Amended and Restated Advisory Agreement, the "Advisory Agreement"), which amended and restated the Second Amended and Restated Advisory Agreement. The Third Amended and Restated Advisory Agreement alters the Second Amended and Restated Advisory Agreement by revising the indemnification provisions. No other changes were made to the Second Amended and Restated Advisory Agreement.

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

A. Incentive Fee based on Income

The portion based on our income is based on Pre-Incentive Fee Net Investment Income Returns. "Pre-Incentive Fee Net Investment Income Returns" means, as the context requires, either the dollar value of, or percentage rate of return on the value of net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that are received from portfolio companies) accrued during the calendar quarter, minus operating expenses accrued for the quarter (including the base management fee, expenses payable under the Administration Agreement entered into between the Company and the Administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any distribution and/or shareholder servicing fees).

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

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of the Company’s net assets at the end of the immediate preceding quarter, is compared to a "hurdle rate" of return of 1.25% per quarter (5.0% annualized).

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
•
100% of the dollar amount of Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). This "catch-up" portion is meant to provide the Adviser with approximately 12.5% of Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and
•
12.5% of the dollar amount of Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.

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

For the year ended December 31, 2025, the Company recognized $165,103 of management fees.

For the year ended December 31, 2024, the Company recognized $88,357 of management fees.

For the year ended December 31, 2023, the Company recognized $36,754, of management fees.

For the year ended December 31, 2025, the Company recognized $155,317, of incentive fees based on income and $(915), of incentive fees based on cumulative net realized gains/(losses).

For the year ended December 31, 2024, the Company recognized $98,415, of incentive fees based on income and $915, of incentive fees based on cumulative net realized gains/(losses).

For the year ended December 31, 2023, the Company recognized $44,790, of incentive fees based on income and $0, of incentive fees based on cumulative net realized gains/(losses).

As of December 31, 2025 and 2024, management fees payable were $16,434 and $10,204, respectively, and performance-based incentive fees payable were $44,714 and $28,523, respectively.

Fees From Affiliates

From time-to-time various affiliates of the Adviser are involved in transactions whereby certain fees, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, "Capital Solution services") are earned and rebated back to the Company. These fees are accounted for as "Other Income" in the Consolidated Statements of Operations. For the year ended December 31, 2025 the Company received $10,163, in fee rebates from affiliates related to Capital Solution services. For the years ended December 31, 2024 and 2023, the Company received $15,394 and $4,215, respectively, in fee rebates from affiliates related to Capital Solution services.

Administration Agreement

On July 22, 2021, the Company entered into an Administration Agreement (the "Initial Administration Agreement") with the Administrator. On March 13, 2025, the Company and the Administrator entered into an amended and restated administration agreement (the "Amended and Restated Administration Agreement" and, together with the Initial Administration Agreement, the "Administration Agreement"), which amended and restated the Initial Administration Agreement. The Amended and Restated Administration Agreement alters the Initial Administration Agreement by revising the reimbursement and indemnification provisions. No other changes were made to the Initial Administration Agreement. Under the terms of the Administration Agreement, the Administrator will provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of net asset value ("NAV"), compliance monitoring (including diligence and oversight of other service providers), preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of the Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of AGM or any of its affiliates, subject to the limitations described in Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed by such affiliate or third party. The Administrator hired a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.

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

Sub-Administration Agreement

On January 6, 2022, the Administrator entered into a sub-administration agreement (the "Sub-Administration Agreement") with State Street Bank and Trust Company. The sub-administrator will receive compensation for its sub-administrative services under the Sub-Administration Agreement.

Affiliated Service Platform

In February 2025, the Company engaged Lyra Client Solutions Holdings, LLC ("Lyra"), an end-to-end client service platform affiliated with Apollo. Lyra provides administration, data management, trade operations, investor onboarding and servicing, technology and other similar services to institutional, global wealth, global family office and retail investors.

Intermediary Manager Agreement

On November 10, 2021, the Company entered into an Intermediary Manager Agreement (the "Intermediary Manager Agreement") with Apollo Global Securities, LLC (the "Intermediary Manager"), an affiliate of the Adviser, which is a broker-dealer registered with the SEC and a member of Financial Industry Regulatory Authority, Inc. ("FINRA"). Under the terms of the Intermediary Manager Agreement, the Intermediary Manager will serve as the intermediary manager for the Company’s public offering of its Common Shares. The Intermediary Manager will be entitled to receive distribution and/or shareholder servicing fees monthly in arrears at an annual rate of 0.85% of the value of the Company’s net assets attributable to Class S shares as of the beginning of the first calendar day of the month. The Intermediary Manager will be entitled to receive distribution and/or shareholder servicing fees monthly in arrears at an annual rate of 0.25% of the value of the Company’s net assets attributable to Class D shares as of the beginning of the first calendar day of the month. No distribution and/or shareholding servicing fees will be paid with respect to Class I shares. The distribution and/or shareholder servicing fees will be payable to the Intermediary Manager, but the Intermediary Manager anticipates that all or a portion of the shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers.

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

The Intermediary Manager Agreement may be terminated at any time, without the payment of any penalty, by vote of a majority of the Company’s trustees who are not "interested persons", as defined in the 1940 Act, of the Company and who have no direct or indirect financial interest in the operation of the Company’s distribution plan or the Intermediary Manager Agreement or by vote a majority of the outstanding voting securities of the Company, on not more than 60 days’ written notice to the Intermediary Manager or the Adviser. The Intermediary Manager Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act.

Distribution and Servicing Plan

On July 22, 2021, the Board approved a distribution and servicing plan (the "Distribution and Servicing Plan"). On November 11, 2025, the Board approved continuing the Distribution and Servicing Plan. The following table shows the shareholder servicing and/or distribution fees the Company will pay the Intermediary Manager with respect to the Class S shares, Class D shares and Class I shares on an annualized basis as a percentage of the Company’s NAV for such class. No shareholder servicing and/or distribution fees will be paid with respect to Class I shares. The shareholder servicing and/or distribution is paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

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

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class S shares	0.85%
Class D shares	0.25%
Class I shares	—%

The shareholder servicing and/or distribution fees is paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month and subject to FINRA and other limitations on underwriting compensation.

For the year ended December 31, 2025, the Company accrued distribution and shareholder servicing fees of $22,157, which were attributable to Class S shares, and $32 attributable to Class D shares.

For the year ended December 31, 2024, the Company accrued distribution and shareholder servicing fees of $12,712, which were attributable to Class S shares, and $12, attributable to Class D shares.

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

Expense Support and Conditional Reimbursement Agreement

The Company entered into an expense support and conditional reimbursement agreement (the "Expense Support Agreement") with the Adviser. The Adviser may elect to pay certain expenses (each, an "Expense Payment"), provided that no portion of the payment will be used to pay any interest or distributions and/or shareholder servicing fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as "Excess Operating Funds"), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a "Reimbursement Payment." "Available Operating Funds" means the sum of (i) net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

No Reimbursement Payment for any month will be made if: (1) the "Effective Rate of Distributions Per Share" (as defined below) declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) our "Operating Expense Ratio" (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. Pursuant to the Expense Support Agreement, "Effective Rate of Distributions Per Share" means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any. The "Operating Expense Ratio" is calculated by dividing operating expenses, less organizational and offering expenses, base management and incentive fees owed to Adviser, and interest expense, by our net assets.

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

The following table presents a summary of all expenses supported, and recouped, by the Adviser (the "Expense Support Amounts"):

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

For the year ended December 31, 2025, the Adviser did not accrue Expense Support Amounts. For the year ended December 31, 2024, the Company did not accrue Expense Support Amounts. For the year ended December 31, 2023, the Adviser did not accrue Expense Support Amounts.

For the year ended December 31, 2025, there were no Reimbursement Payments paid to the Adviser. For the year ended December 31, 2024, there were no Reimbursement Payments paid to the Adviser. For the year ended December 31, 2023, the Reimbursement Payments paid to the Adviser by the Company amounted to $4,433.

Co-Investment Activity

The Company, the Adviser and certain affiliates received an exemptive order from the SEC on May 14, 2025 (the "Order"), that permits us, among other things, to co-invest with other funds and accounts managed by the Adviser or its affiliates, subject to certain conditions. Pursuant to such Order, the Board has approved co-investment policies and procedures describing how the Company will comply with the Order. Further, the Adviser has adopted policies and procedures (the "Adviser Allocation Policy") describing the allocation of investment opportunities in which we will have the opportunity to participate with one or more Apollo-managed BDCs (including the Company, the "Apollo BDCs"), certain Apollo-managed registered investment companies (the "Apollo RICs" and, together with the Apollo BDCs, the "Apollo Regulated Funds") and other public or private Apollo funds that target similar assets. Pursuant to the Adviser Allocation Policy, the Company will be given the opportunity to participate in any investments that fall within certain criteria established by the Adviser. The Company may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The investment would generally be allocated to us, any other Apollo Regulated Funds and the other Apollo funds that target similar assets pro rata based on available capital in the applicable asset class. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us.

As of December 31, 2025, the Company’s co-investment holdings were 39.6% of the portfolio or $9,699,301, measured at fair value. On a cost basis, 39.5% of the portfolio or $9,651,981 were co-investments.

As of December 31, 2024, the Company’s co-investment holdings were 48.6% of the portfolio or $7,068,425, measured at fair value. On a cost basis, 48.5% of the portfolio or $7,082,039 were co-investments.

Note 4. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investments as of December 31, 2025 with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$24,310,842	$24,441,482	$—	$5,843,088	$18,598,394
Second Lien Secured Debt	33,700	5,235	—	5,235	—
Unsecured Debt	45,544	45,525	—	10,448	35,077
Common Equity/Interests	18,084	15,993	—	—	15,993
Preferred Equity	6,255	7,393	—	—	7,393
Total Investments before Cash Equivalents	$24,414,425	$24,515,628	$—	$5,858,771	$18,656,857
Money Market Fund	$227,502	$227,502	$227,502	$—	$—
Total Cash Equivalents	$227,502	$227,502	$227,502	$—	$—
Total Investments after Cash Equivalents	$24,641,927	$24,743,130	$227,502	$5,858,771	$18,656,857
Currency Swaps	$—	$7,947	$—	$7,947	$—
Interest rate swaps	—	56,888	—	56,888	—
Foreign currency forward transactions	—	(27,819)	—	(27,819)	—
Total Assets and Liabilities at Fair Value	$24,641,927	$24,780,146	$227,502	$5,895,787	$18,656,857

The following table shows the composition of our investments as of December 31, 2024, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$14,565,460	$14,542,450	$—	$3,350,919	$11,191,531
Second Lien Secured Debt	36,810	5,723	—	—	5,723
Unsecured Debt	96	103	—	103	—
Common Equity/Interests	766	832	—	—	832
Preferred Equity	6,206	6,427	—	—	6,427
Total Investments before Cash Equivalents	$14,609,338	$14,555,535	$—	$3,351,022	$11,204,513
Money Market Fund	$154,584	$154,584	$154,584	$—	$—
Total Cash Equivalents	$154,584	$154,584	$154,584	$—	$—
Total Investments after Cash Equivalents	$14,763,922	$14,710,119	$154,584	$3,351,022	$11,204,513
Currency swaps	$—	$11,740	$—	$11,740	$—
Interest rate swaps	—	(22,459)	—	(22,459)	—
Foreign currency forward transactions	—	34,954	—	34,954	—
Total Assets and Liabilities at Fair Value	$14,763,922	$14,722,614	$154,584	$3,363,517	$11,204,513

The following table shows changes in the fair value of our Level 3 investments during the year ended December 31, 2025:

	Year Ended December 31, 2025
	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Common Equity/Interests	Preferred Equity	Total
Fair value as of December 31, 2024	$11,191,531	$5,723	$—	$832	$6,427	$11,204,513
Net realized gains (losses)	76,109	(33,842)	31	—	—	42,298
Net change in unrealized gains (losses)	148,481	31,087	(39)	(2,135)	896	178,290
Net amortization on investments	31,967	—	53	—	—	32,020
Purchases, including capitalized PIK (3)	11,710,420	—	57,832	17,346	70	11,785,668
Sales (3)	(4,218,296)	(2,968)	(22,800)	(50)	—	(4,244,114)
Transfers out of Level 3 (1)	(341,818)	—	—	—	—	(341,818)
Transfers into Level 3 (1)	—	—	—	—	—	—
Fair value as of December 31, 2025	$18,598,394	$—	$35,077	$15,993	$7,393	$18,656,857

Net change in unrealized gains (losses) on Level 3 investments still held as of December 31, 2025	$121,651	$—	$(39)	$(2,135)	$896	$120,373

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
(2)
Includes unfunded commitments measured at fair value of $(32,498).
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
(2)
Includes unfunded commitments measured at fair value of $(103,811).
(3)
Includes reorganizations and restructuring of investments.

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of December 31, 2025 and 2024. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2025 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range			Weighted Average (1)
First Lien Secured Debt	$16,295,125	Discounted Cash Flow	Discount Rate	6.1%	-	48.2%	9.0%
	2,250,700	Transactional Value	Cost	N/A		N/A	N/A
	45,807	Asset Recoverability	Recoverability %	0.0%	-	100.0%	55.5%
	6,762	Market Comparable Technique	Comparable Multiple	0.5x	-	9.0x	4.8x
Second Lien Secured Debt	—	Transactional Value	Cost	N/A		N/A	N/A
	—	Market Comparable Technique	Comparable Multiple	N/A		N/A	N/A
Unsecured Debt	35,077	Transactional Value	Cost	N/A		N/A	N/A
Common Equity/Interests	2,140	Market Comparable Technique	Comparable Multiple	1.3x	-	20.0x	11.7x
	13,853	Transactional Value	Cost	N/A		N/A	N/A
Preferred Equity	99	Transactional Value	Cost	N/A		N/A	N/A
	131	Market Comparable Technique	Comparable Multiple	1.3x	-	16.5x	8.9x
	7,163	Discounted Cash Flow	Discount Rate	11.6%	-	12.6%	12.1%
Total Level 3 Investments	$18,656,857
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

Investment Transactions

For the year ended December 31, 2025, purchases of investments on a trade date basis were $17,690,542.

For the year ended December 31, 2024, purchases of investments on a trade date basis were $11,440,248.

For the year ended December 31, 2025, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $8,009,276.

For the year ended December 31, 2024, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $3,575,893.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the year ended December 31, 2025, PIK income earned was $42,249. During the years ended December 31, 2024 and 2023, PIK income earned was $17,179 and $11,383, respectively.

The following table shows the change in capitalized PIK balance for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
PIK balance at beginning of period	$32,549	$13,026	$5,333
PIK income capitalized	40,682	19,523	7,879
Adjustments due to investments exited or written off	(2,578)	—	—
PIK income received in cash	—	—	(186)
PIK balance at end of period	$70,653	$32,549	$13,026

Note 5. Derivative Instruments

In the normal course of business, the Company enters into derivative financial instruments to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures. Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2025:

Counterparty	Notional amount to be purchased		Notional amount to be sold		Settlement Date	Fair Value*	Balance Sheet Location of Net Amounts
BNP Paribas S.A.		$1,165	A$	1,753	3/18/2026	$(5)	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.		$3,673	C$	5,057	3/18/2026	$(25)	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.	₣	90		$113	3/18/2026	$1	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.		$31,034		€26,490	3/18/2026	$(186)	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.		$11,698		£8,775	3/18/2026	$(124)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International	A$	2,641		$1,755	3/18/2026	$8	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International		$10,089		€8,615	3/18/2026	$(64)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International		$4,491		£3,370	3/18/2026	$(49)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International		$3,197		¥495,381	3/18/2026	$18	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$92,029	A$	138,276	3/18/2026	$(265)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$12,089	C$	16,607	3/18/2026	$(52)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$152	₣	120	3/18/2026	$—	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$583,494		€494,488	3/18/2026	$703	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$188,436		£141,023	3/18/2026	$(1,544)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$10,780		¥1,662,813	3/18/2026	$107	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$70,995	Skr	653,108	3/18/2026	$(181)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$115,593	A$	173,498	3/18/2026	$(210)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$19,450	C$	26,701	3/18/2026	$(70)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$5,727	₣	4,510	3/18/2026	$(6)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$222,587		€189,981	3/18/2026	$(1,319)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$1,075,135		£806,832	3/18/2026	$(11,796)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$228		¥35,061	3/18/2026	$3	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$4,286	Skr	39,490	3/18/2026	$(18)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$61,976	Nkr	625,881	3/18/2026	$(97)	Unrealized appreciation (depreciation) on foreign currency forward contracts

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value*	Balance Sheet Location of Net Amounts
Wells Fargo Bank National Association	$118,976	A$	178,559	3/18/2026	$(205)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association	$8,721	C$	11,977	3/18/2026	$(35)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association	$591,411		€505,089	3/18/2026	$(3,873)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association	$793,928		£595,675	3/18/2026	$(8,541)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association	$534		¥82,224	3/18/2026	$6	Unrealized appreciation (depreciation) on foreign currency forward contracts
					$(27,819)

* Totals may not foot due to rounding.

Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2024:

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value*	Balance Sheet Location of Net Amounts
Morgan Stanley and Co. International PLC	$467,803		€443,140	3/19/2025	$7,452	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley and Co. International PLC	$134,773		£106,480	3/19/2025	$1,590	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley and Co. International PLC	$(4,765)	A$	(7,469)	3/19/2025	$(141)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley and Co. International PLC	$1,921	C$	2,720	3/19/2025	$24	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	$107,385	A$	168,922	3/19/2025	$2,827	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	$5,005	₣	4,427	3/19/2025	$87	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	$495,923		€469,652	3/19/2025	$8,031	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	$995,629		£783,988	3/19/2025	$15,038	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	$3,305	Skr	36,103	3/19/2025	$30	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas SA	$1,201		€1,140	3/19/2025	$17	Unrealized appreciation (depreciation) on foreign currency forward contracts
					$34,954

* Totals may not foot due to rounding.

Certain information related to the Company’s interest rate swaps and currency swaps are presented below as of December 31, 2025:

Counterparty	Notional Amount	Maturity Date	Fair Value*	Financial Statement Location of Net Amounts
BNP Paribas SA	$325,000	4/13/2029	$7,512	Other assets
BNP Paribas SA	$300,000	7/29/2031	$4,190	Other assets
BNP Paribas SA	$400,000	7/29/2031	$7,420	Other assets
BNP Paribas SA	$100,000	8/30/2030	$(424)	Other assets
Goldman Sachs International	$82,000	12/21/2027	$554	Other assets
Goldman Sachs International	$18,000	1/19/2028	$120	Other assets
Goldman Sachs International	€90,000	9/28/2026	$1,002	Other assets
Goldman Sachs International	$325,000	4/13/2029	$7,379	Other assets
Goldman Sachs International	$350,000	4/13/2029	$(3,051)	Other assets
SMBC Capital Markets, Inc.	$300,000	7/29/2031	$4,190	Other assets
SMBC Capital Markets, Inc.	$226,000	9/28/2026	$1,180	Other assets
SMBC Capital Markets, Inc.	$325,000	9/28/2028	$5,078	Other assets
SMBC Capital Markets, Inc.	$500,000	3/15/2032	$20,327	Other assets
U.S. Bank National Association	$400,000	8/30/2030	$2,577	Other assets
U.S. Bank National Association	$400,000	12/8/2028	$(1,166)	Other assets
BNP Paribas SA	$60,988	5/12/2026	$3,404	Other assets
Morgan Stanley Capital Services LLC	$81,450	5/12/2026	$4,543	Other assets
			$64,835

* Totals may not foot due to rounding.

Certain information related to the Company’s interest rate swaps and currency swaps are presented below as of December 31, 2024:

Counterparty	Notional Amount	Maturity Date	Fair Value*	Financial Statement Location of Net Amounts
BNP Paribas SA	$325,000	4/13/2029	$1,019	Other liabilities and expenses
BNP Paribas SA	$300,000	7/29/2031	$(4,159)	Other liabilities and expenses
Goldman Sachs International	$62,000	12/21/2025	$(83)	Other liabilities and expenses
Goldman Sachs International	$38,000	1/19/2026	$(68)	Other liabilities and expenses
Goldman Sachs International	€82,000	12/21/2027	€(833)	Other liabilities and expenses
Goldman Sachs International	$18,000	1/19/2028	$(197)	Other liabilities and expenses
Goldman Sachs International	$90,000	9/28/2026	$1,940	Other liabilities and expenses
Goldman Sachs International	$325,000	4/13/2029	$851	Other liabilities and expenses
Goldman Sachs International	$350,000	4/13/2029	$(12,997)	Other liabilities and expenses
SMBC Capital Markets, Inc.	$300,000	7/29/2031	$(4,159)	Other liabilities and expenses
SMBC Capital Markets, Inc.	$226,000	9/28/2026	$648	Other liabilities and expenses
SMBC Capital Markets, Inc.	$325,000	9/28/2028	$(1,047)	Other liabilities and expenses
BNP Paribas SA	$400,000	7/29/2031	$(3,375)	Other liabilities and expenses
Morgan Stanley Capital Services LLC	$81,000	5/12/2026	$6,706	Other liabilities and expenses
BNP Paribas SA	$61,000	5/12/2026	$5,034	Other liabilities and expenses
			$(10,719)

* Totals may not foot due to rounding.

The Company’s foreign currency forward contracts and currency swaps are not designated in a qualifying hedge accounting relationship. Net realized and change in unrealized gains and losses for the years ended December 31, 2025, 2024 and 2023 for the Company’s foreign currency forward contracts and currency swaps, are in the following locations in the Consolidated Statements of Operations:

		Year Ended December 31,
Derivative Instrument	Financial Statement Location	2025	2024	2023
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$(195,748)	$50,283	$(6,275)
Currency swaps	Net realized gain (loss) on derivatives	2,821	835	—
		$(192,927)	$51,118	$(6,275)

		Year Ended December 31,
Derivative Instrument	Financial Statement Location	2025	2024	2023
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$(62,773)	$38,635	$(3,930)
Currency swaps	Net change in unrealized appreciation (depreciation) on derivatives	(3,062)	11,740	—
		$(65,835)	$50,375	$(3,930)

The Company’s interest rate swaps have been designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the years ended December 31, 2025, 2024 and 2023 for the Company’s interest rate swaps, are in the following locations in the Consolidated Statements of Operations:

		Year Ended December 31,
Derivative Instrument	Financial Statement Location	2025	2024	2023
Interest rate swaps	Interest and other debt expenses	$(68,953)	$89,025	$(6,133)
Hedged items	Interest and other debt expenses	81,470	(79,205)	10,950
		$12,517	$9,820	$4,817

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported net in the Consolidated Statements of Assets and Liabilities. The following table presents the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2025:

	December 31, 2025
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
BNP Paribas SA	$22,526	$(424)	$—	$(21,901)	$201
Goldman Sachs International	9,056	(3,051)	—	(6,005)	—
SMBC Capital Markets, Inc.	30,775	—	—	(30,775)	—
Morgan Stanley Capital Services LLC	4,543	—	—	(4,230)	313
Wells Fargo Bank National Association	6	(6)	—	—	—
U.S. Bank National Association	2,577	(1,166)	—	(1,411)	—
Total	$69,483	$(4,647)	$—	$(64,322)	$514

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
BNP Paribas SA	$(424)	$424	$—	$—	$—
Goldman Sachs International	(3,051)	3,051	—	—	—
SMBC Capital Markets, Inc.	—	—	—	—	—
Morgan Stanley Capital Services LLC	—	—	—	—	—
Wells Fargo Bank National Association	(12,654)	6	—	12,648	—
U.S. Bank National Association	(1,166)	1,166	—	—	—
Total	$(17,295)	$4,647	$—	$12,648	$—

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

Note 6. Debt and Foreign Currency Transactions and Translations

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2025 and 2024, the Company’s asset coverage was 255.2% and 291.1%, respectively.

The Company’s outstanding debt obligations as of December 31, 2025 were as follows:

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value		Fair Value (3)	Unused Portion (1)	Available Amount (2)
Revolving Credit Facility	$3,453,000	$272,197	$272,197		$272,197	$3,180,803	$3,157,068
Cardinal Funding LLC	1,200,000	1,200,000	1,200,000		1,199,760	—	—
Grouse Funding LLC	500,000	500,000	500,000		492,700	—	—
Mallard Funding LLC	900,000	900,000	900,000		897,930	—	—
Warbler Funding LLC	500,000	500,000	500,000		500,000	—	—
Toucan Funding LLC	600,000	400,000	400,000		400,000	200,000	200,000
December 2027 Notes	82,000	82,000	82,554		82,554	—	—
January 2028 Notes	18,000	18,000	18,120		18,120	—	—
September 2026 Notes	226,000	226,000	227,180		227,180		—
September 2028 Notes	325,000	325,000	330,078		330,078	—	—
September 2026 Euronotes	105,768	105,768	106,770		106,770	—	—
2029 Notes	1,000,000	1,000,000	1,019,226	(4)	1,019,226	—	—
2031 Notes	1,000,000	1,000,000	1,021,910	(4)	1,021,910	—	—
2032 Notes	500,000	500,000	519,937	(4)	519,937	—	—
2030 Notes	500,000	500,000	503,170	(4)	503,170	—	—
2028 Notes	400,000	400,000	398,390	(4)	398,390	—	—
Class A-1 Notes	450,000	450,000	450,000		450,407	—	—
2025 Class A-1a Notes	215,000	215,000	215,000		215,042	—	—
2025 Class A-1a-L1 Loans	25,000	25,000	25,000		25,005	—	—
2025 Class A-1a-L2 Loans	50,000	50,000	50,000		50,010	—	—
2025 Class A-1b Notes	10,000	10,000	10,000		9,905	—	—
2025 Class A-1b Loans	10,000	10,000	10,000		9,905	—	—
2025 Class A-2 Notes	20,000	20,000	20,000		19,806	—	—
ADS CLO 2 Class A-1 Notes	300,000	300,000	300,000		298,873	—	—
ADS CLO 2 Class A-2 Notes	30,000	30,000	30,000		29,851	—	—
ADL CLO 2 Class A-1a-L1 Loans	398,500	398,500	398,500		398,705	—	—
ADL CLO 2 Class A-1a-L2 Loans	7,500	7,500	7,500		7,504	—	—
ADL CLO 2 Class A-1b Notes	14,000	14,000	14,000		14,011	—	—
ADL CLO 2 Class A-1b Loans	14,000	14,000	14,000		14,011	—	—
ADL CLO 2 Class A-2 Notes	30,000	30,000	30,000		30,025	—	—
ADL CLO 2 Class A-2 Loans	12,000	12,000	12,000		12,010	—	—
Total Debt Obligations	$12,895,768	$9,514,965	$9,585,532		$9,574,992	$3,380,803	$3,357,068
Deferred Financing Costs			(99,565)
Total Debt Obligations, net of Deferred Financing Costs and Debt Discount			$9,485,967

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2025. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Average debt outstanding	$6,715,936	$3,649,215
Maximum amount of debt outstanding	10,043,569	5,140,877
Weighted average annualized interest cost (1)	6.73%	7.98%
Annualized amortized debt issuance cost	0.21%	0.26%
Total annualized interest cost	6.94%	8.25%

Average 1-month SOFR rate	4.16%	5.30%

(1)
Includes the stated interest expense for all facilities and commitment fees on the unused portions of the Senior Secured Facility and SPV Financing Facilities, and net interest on interest rate swaps entered into qualifying hedge accounting relationships. Commitment fees for the years ended December 31, 2025 and 2024 were $10,791 and $9,826, respectively.

The components of interest expense for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Borrowing interest expense	$436,843	$263,334	$153,606
Facility unused fees	10,791	9,826	8,285
Amortization of financing costs and debt issuance costs	12,447	9,236	5,962
Gain (loss) from interest rate swaps accounted for as hedges and related hedged items
Interest rate swaps	(68,953)	56,342	(6,133)
Hedged items	81,470	(32,413)	10,950
Total interest expense	$472,598	$306,325	$172,670

Senior Secured Facility

On March 11, 2022, the Company entered into a senior secured, multi-currency, revolving credit facility (the "Senior Secured Facility") with JPMorgan Chase Bank, N.A. The aggregate lender commitments under the Senior Secured Facility on March 11, 2022 were $1.835 billion. On June 7, 2022, the Company entered into an amendment to its Senior Secured Facility to increase the multicurrency commitments from $1.835 billion to $2.085 billion. The Company may seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed approximately $2.753 billion. The scheduled maturity date of the Senior Secured Facility is March 11, 2027.

On October 12, 2023, the Company amended and extended its Senior Secured Facility. Lender commitments under the Senior Secured Facility increased from $2.085 billion to $2.185 billion and the Senior Secured Facility’s "accordion" feature that allows the Company to increase the size of the Senior Secured Facility increased from approximately $2.753 billion to approximately $3.278 billion.

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

On October 17, 2024, the Company amended and extended its Senior Secured Facility. Lender commitments under the Senior Secured Facility increased from $2.185 billion to $2.740 billion and the Senior Secured Facility’s "accordion" feature that allows the Company to increase the size of the Senior Secured Facility increased from $3.278 billion to $4.110 billion. The final maturity date under the Senior Secured Facility was extended by over one year from October 12, 2028 to October 17, 2029. The covenants and representations and warranties the Company is required to comply with were also modified (including, among other things, that the minimum shareholders’ equity test was reset), but the remaining terms and conditions of the Senior Secured Facility remain substantially the same. The Senior Secured Facility continues to include usual and customary events of default for senior secured revolving credit facilities of this type.

On August 12, 2025, the Company amended and extended its Senior Secured Facility. Lender commitments under the Senior Secured Facility increased from $2.740 billion to $3.453 billion and the Senior Secured Facility’s "accordion" feature that allows the Company to increase the size of the Senior Secured Facility increased from $4.110 billion to $5.180 billion. The final maturity date under the Senior Secured Facility was extended from October 17, 2029 to August 12, 2030. The unused commitment fee was reduced from 0.375% to 0.325%. The covenants and representations and warranties the Company is required to comply with were also modified (with changes including, among other things, that the minimum shareholders’ equity test was reset), but the remaining terms and conditions of the Senior Secured Facility remain substantially the same. The Senior Secured Facility continues to include usual and customary events of default for senior secured revolving credit facilities of this type.

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

The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $200,000. As of December 31, 2025 and 2024, the Company had $23,735 and $8,038, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $3,157,068 and $2,262,302 as of December 31, 2025 and 2024, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

As of December 31, 2025, the Company was in compliance with all covenants and other requirements of the Senior Secured Facility.

SPV Financing Facilities

The following wholly-owned subsidiaries of the Company have entered into secured financing facilities, as described below: Cardinal Funding LLC, Mallard Funding LLC, Grouse Funding LLC, Warbler Funding Facility and Toucan Funding LLC, which are collectively referred to as the "SPVs," and the secured financing facilities described below are collectively referred to as the "SPV Financing Facilities."

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

As of December 31, 2025, the Company was in compliance with all covenants and other requirements of the SPV Financing Facilities.

Cardinal Funding LLC

On January 7, 2022 (the "Cardinal Closing Date"), Cardinal Funding LLC ("Cardinal Funding"), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Credit and Security Agreement (the "Cardinal Funding Secured Credit Facility"), with Cardinal Funding, as borrower, the Company, in its capacity as collateral manager and in its capacity as equity holder, the lenders from time to time parties thereto, Citibank, N.A., as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, custodian and collateral administrator.

The maximum principal amount of the Cardinal Funding Secured Credit Facility as of the Cardinal Closing Date is $500 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Cardinal Funding’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits. Amounts drawn under the Cardinal Funding Secured Credit Facility, will bear interest at the Term SOFR Reference Rate, the Canadian Dollar Offered Rate ("CDOR"), Sterling Overnight Index Average ("SONIA") Rate, or the Euro Interbank Offered Rate ("EURIBOR"), all together (the "Applicable Reference Rate"), in each case, plus a margin. Advances used to finance the purchase or origination of broadly syndicated loans under the Cardinal Funding Secured Credit Facility initially bear interest at the Applicable Reference Rate plus a spread of 1.70%. Advances used to finance the purchase or origination of private credit loans under the Cardinal Funding Secured Credit Facility initially bear interest at the Applicable Reference Rate plus a spread of 2.20%. Advances used to finance the purchase or origination of any other eligible loans under the Cardinal Funding Secured Credit Facility initially bear interest at the Applicable Reference Rate plus a spread of 2.45%. After the expiration of a three-year reinvestment period, the applicable margin on outstanding advances will be increased by 0.50% per annum. All amounts outstanding under the Cardinal Funding Secured Credit Facility must be repaid by the date that is five years after the Cardinal Closing Date of the Cardinal Funding Secured Credit Facility. The contractual maturity date of the Cardinal Funding Secured Credit Facility is January 7, 2027.

On April 7, 2022, Cardinal Funding, entered into Amendment No. 1 (the "First Cardinal Funding Amendment"), by and among Cardinal Funding, as borrower, the Company, in its capacity as collateral manager and in its capacity as equity holder, the lenders from time to time parties thereto, Citibank, N.A., as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, custodian and collateral administrator.

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

On December 9, 2022, Cardinal Funding entered into Amendment No. 4 (the "Fourth Cardinal Funding Amendment") by and among Cardinal Funding, as borrower, the Company, in its capacity as collateral manager and in its capacity as equity holder, the lenders from time to time parties thereto, Citibank, N.A., as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, custodian and collateral administrator.

The Fourth Cardinal Funding Amendment amends the Cardinal Funding Secured Credit Facility to (i) increase the aggregate commitment under the Cardinal Funding Secured Credit Facility from $500 million to $800 million and (ii) modify the interest rate charged under the Cardinal Funding Secured Credit Facility.

Advances made with respect to "Private Credit Loans" (as defined in the Cardinal Funding Secured Credit Facility) will, prior to the Commitment Termination Date, bear interest at the Applicable Reference Rate plus a spread of 2.75% and, following the Commitment Termination Date, bear interest at the Applicable Reference Rate plus a spread of 3.25%.

On July 19, 2024, Cardinal Funding entered into Amendment No. 6 (the "Sixth Cardinal Funding Amendment") by and among Cardinal Funding, as borrower, the Company, in its capacity as collateral manager and in its capacity as equity holder, the lenders from time to time parties thereto, Citibank, N.A., as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, custodian and collateral administrator.

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

On December 8, 2025, Cardinal Funding entered into Amendment No. 7 (the "Seventh Cardinal Funding Amendment") by and among Cardinal Funding, as borrower, the Company, in its capacity as collateral manager and in its capacity as equity holder, the lenders party thereto, Citibank, N.A., as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, custodian and collateral administrator.

The Seventh Cardinal Funding Amendment amends the Cardinal Funding Secured Credit Facility to (i) increase the aggregate commitment under the Cardinal Funding Secured Credit Facility from $800 million to $1,200 million, (ii) extend the revolving period, subject to no Event of Default under the Cardinal Funding Secured Credit Facility continuing on January 7, 2026, to on or about January 8, 2029, (iii) extend the maturity date, subject to no Event of Default under the Cardinal Funding Secured Credit Facility continuing on January 7, 2026, to on or about January 8, 2031, (iv) modify the interest rate charged under the Cardinal Funding Secured Credit Facility on advances, prior to the Commitment Termination Date, to the applicable reference rate plus a spread of the greater of (a) 1.70% per annum and (b) in respect of (x) broadly syndicated loans and bonds, 1.45% per annum and (y) a private credit loans and all other assets, 1.85% per annum, and (v) modify the Maximum Advance Rate (a) if the Diversity Score is 20 or greater and less than 25, to 67.5% and (b) if the Diversity Score is 25 or greater, to 70%.

Mallard Funding LLC

On January 7, 2022 (the "Mallard Closing Date"), Mallard Funding LLC ("Mallard Funding"), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Loan and Servicing Agreement (the "Mallard Funding Loan and Servicing Agreement"), with Mallard Funding, as borrower, the Company, in its capacity as servicer and in its capacity as transferor, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, account bank and collateral custodian.

The maximum principal amount of the Mallard Funding Loan and Servicing Agreement as of the Mallard Closing Date is $500 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Mallard Funding’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits. Under the Mallard Funding Loan and Servicing Agreement, Mallard Funding is permitted to borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Mallard Funding Loan and Servicing Agreement, will bear interest at Adjusted Term SOFR, the CDOR, Daily Simple SONIA or the EURIBOR (the "Mallard Funding Applicable Reference Rate"), in each case, plus a margin.

Advances used to finance the purchase or origination of broadly syndicated loans under the Mallard Funding Loan and Servicing Agreement initially bore interest at the Mallard Funding Applicable Reference Rate plus a spread of (x) during the nine months subsequent to the Mallard Closing Date (the "Ramp-Up Period"), 1.60%, (y) after the end of the Ramp-Up Period and prior to the Mallard Funding Commitment Termination Date (as defined by the Mallard Funding Loan and Servicing Agreement), 2.00% and (z) after the Mallard Funding Commitment Termination Date, 2.25%.

Advances used to finance the purchase or origination of middle market loans under the Mallard Funding Loan and Servicing Agreement initially bore interest at the Mallard Funding Applicable Reference Rate plus a spread of (x) prior to the Mallard Funding Commitment Termination Date, 2.00% and (y) after the Mallard Funding Commitment Termination Date, 2.25%. All amounts outstanding under the Mallard Funding Loan and Servicing Agreement must be repaid by the date that is five years after the Mallard Closing Date of the Mallard Funding Loan and Servicing Agreement. The contractual maturity date under the Mallard Funding Loan and Servicing Agreement is January 7, 2027.

On March 18, 2022, Mallard Funding entered into Amendment No. 1 (the "First Mallard Funding Amendment"), by and among Mallard Funding, as borrower, the Company, in its capacity as servicer and as transferor, each lender party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, account bank and collateral custodian. The First Mallard Funding Amendment amended the Mallard Funding Loan and Servicing Agreement to (i) allow Mallard Funding to borrow amounts in Australian dollars and (ii) allow amounts drawn to bear interest at the BBSY Rate.

On September 19, 2024, Mallard Funding entered into the Fourth Amendment (the "Fourth Mallard Funding Credit Facility Amendment") to the Mallard Funding Loan and Servicing Agreement, dated as of January 7, 2022, by and among Mallard Funding, as borrower, the Company, in its capacity as servicer and in its capacity as transferor, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, collateral custodian and account bank.

The Fourth Mallard Funding Credit Facility Amendment amended the Mallard Funding Loan and Servicing Agreement to, among other things, (i) extend the end of the revolving period to September 20, 2027, (ii) extend the maturity date to September 19, 2029 and (iii) modify the interest rate charged under the Mallard Funding Loan and Servicing Agreement to (x) during the Reinvestment Period, 2.00% and (y) during the Amortization Period, 2.25%.

On November 25, 2025, Mallard Funding entered into the Sixth Amendment (the "Sixth Mallard Funding Credit Facility Amendment") to the Mallard Funding Loan and Servicing Agreement, dated as of January 7, 2022, by and among Mallard Funding, as borrower, the Company, in its capacity as servicer and in its capacity as transferor, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, collateral custodian and account bank.

The Sixth Mallard Funding Credit Facility Amendment amends the Mallard Funding Loan and Servicing Agreement to, among other things, (i) increase the maximum facility size from $500 million to $900 million, (ii) extend the end of the revolving period to September 20, 2027 to November 27, 2028, (iii) extend the maturity date from September 19, 2029 to November 25, 2030, (iv) modify the interest rate charged under the Mallard Funding Loan and Servicing Agreement to (x) decrease the applicable margin during the revolving period to (x) 1.60% for all liquid credit loan assets and (y) 1.85% for all private credit assets, provided that the total applicable margin is not less than 1.80% per annum and (v) increase the maximum portfolio advance rate from 65% to 67.5%.

Grouse Funding LLC

On July 7, 2022 (the "Grouse Closing Date"), Grouse Funding LLC ("Grouse Funding"), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Credit Agreement (the "Grouse Funding Secured Credit Facility"), with Grouse Funding, as borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent, State Street Bank and Trust Company, as collateral agent and collateral custodian, and Virtus Group, LP, as collateral administrator.

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

The Grouse Funding Secured Credit Facility provides for the ability to draw and redraw revolving loans under the Grouse Funding Secured Credit Facility for a period of up to three years after the Grouse Closing Date unless the commitments are terminated sooner as provided in the Grouse Funding Secured Credit Facility (the "Commitment Termination Date"). Unless otherwise terminated, the Grouse Funding Secured Credit Facility will mature on the date which is five years after the Grouse Closing Date (the "Final Maturity Date"). Prior to the Commitment Termination Date, proceeds received by Grouse Funding from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. Following the Commitment Termination Date but prior to the Final Maturity Date, proceeds received by Grouse Funding from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, as well as principal on outstanding borrowings in accordance with the terms of the Grouse Funding Secured Credit Facility, and the excess may be returned to the Company, subject to certain conditions. On the Final Maturity Date, Grouse Funding must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

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

On January 30, 2025 (the "First Grouse Funding Amendment Date"), Grouse Funding entered into the First Amendment (the "First Grouse Credit Facility Amendment") to the Grouse Funding Secured Credit Facility, dated as of July 7, 2022, by and among Grouse Funding, as borrower, the Company, as investment manager and as guarantor, the Lenders from time to time party thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent, State Street Bank and Trust Company, as collateral custodian and collateral agent, and Virtus Group, LP, as collateral administrator.

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

Warbler Funding LLC

On October 10, 2025 (the "Warbler Funding Closing Date"), Warbler Funding LLC ("Warbler Funding"), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Loan and Security Agreement (the "Warbler Funding Loan and Security Agreement"), with Warbler Funding, as borrower, the Company, in its capacity as equity holder, the lenders from time to time parties thereto, Wells Fargo Bank, National Association, as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent.

From time to time, the Company expects to sell and contribute certain investments to Warbler Funding pursuant to a Loan Sale Agreement, dated as of the Warbler Funding Closing Date, by and between the Company and Warbler Funding. No gain or loss will be recognized as a result of the contribution. Proceeds from the Warbler Funding Loan and Security Agreement will be used to finance the origination and acquisition of eligible assets by Warbler Funding, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Warbler Funding through our ownership of Warbler Funding. The maximum principal amount of the Warbler Funding Loan and Security Agreement as of the Warbler Funding Closing Date is $500 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Warbler Funding’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits. The Warbler Funding Loan and Security Agreement contains an accordion provision that permits an increase to the maximum principal amount up to $650 million.

The Warbler Funding Loan and Security Agreement provides for the ability to draw and redraw revolving loans under the Warbler Funding Loan and Security Agreement for a period of up to three years after the Warbler Funding Closing Date unless the commitments are terminated sooner as provided in the Warbler Funding Loan and Security Agreement (the "Warbler Funding Commitment Termination Date"). Unless otherwise terminated, the Warbler Funding Loan and Security Agreement will mature on the date which is five years after the Warbler Funding Closing Date (the "Warbler Funding Final Maturity Date"). Prior to the Warbler Funding Commitment Termination Date, proceeds received by Warbler Funding from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. Following the Warbler Funding Commitment Termination Date but prior to the Warbler Funding Final Maturity Date, proceeds received by Warbler Funding from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, as well as principal on outstanding borrowings in accordance with the terms of the Warbler Funding Loan and Security Agreement, and the excess may be returned to the Company, subject to certain conditions. On the Warbler Funding Final Maturity Date, Warbler Funding must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

Under the Warbler Funding Loan and Security Agreement, Warbler Funding is permitted to borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Warbler Funding Loan and Security Agreement, will bear interest, depending on the currency drawn, at Daily Simple SOFR, Term CORRA, Daily Simple SONIA or EURIBOR (the "Warbler Funding Applicable Reference Rate"), in each case, plus a margin of 1.90%. The Warbler Funding Loan and Security Agreement contains customary covenants, including certain limitations on the activities of Warbler Funding, including limitations on incurrence of incremental indebtedness and customary events of default. The Warbler Funding Loan and Security Agreement is secured by a perfected first priority security interest in the assets of Warbler Funding and on any payments received by Warbler Funding in respect of those assets. Assets pledged to the lenders under the Warbler Funding Loan and Security Agreement will not be available to pay the debts of the Company.

Borrowings of Warbler Funding are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

Toucan Funding LLC

On December 19, 2025 (the "Toucan Closing Date"), Toucan Funding LLC ("Toucan Funding"), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Revolving Credit and Security Agreement (the "Toucan Funding Credit Agreement"), with Toucan Funding, as borrower, the Company, in its capacity as collateral manager, the lenders from time to time parties thereto, Truist Bank, as administrative agent and swingline lender, Truist Securities, Inc., as lead arranger, Citibank, N.A., as collateral agent, document custodian and custodian, and Virtus Group, LP, as collateral administrator.

From time to time, the Company expects to sell and contribute certain investments to Toucan Funding pursuant to a Purchase and Contribution Agreement, dated as of the Toucan Closing Date, by and between the Company and Toucan Funding. No gain or loss will be recognized as a result of any such sale or contribution. Proceeds from the Toucan Funding Credit Agreement will be used to finance the origination and acquisition of eligible assets by Toucan Funding, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Toucan Funding through its ownership of Toucan Funding. The maximum principal amount of the Toucan Funding Credit Agreement as of the Toucan Closing Date is $600 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to a borrowing base, which is determined on the basis of the value and types of Toucan Funding’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits. The Toucan Funding Credit Agreement contains an accordion provision that permits an increase to the maximum principal amount up to $1 billion.

The Toucan Funding Credit Agreement provides for the ability to draw and redraw revolving loans under the Toucan Funding Credit Agreement for a period of up to three years after the Toucan Closing Date unless the commitments are terminated sooner as provided in the Toucan Funding Credit Agreement (the "Toucan Funding Scheduled Reinvestment Period End Date"). Unless otherwise terminated, the Toucan Funding Credit Agreement will mature on the date which is five years after the Toucan Closing Date (the "Toucan Funding Final Maturity Date"). Prior to the Toucan Funding Scheduled Reinvestment Period End Date, proceeds received by Toucan Funding from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. Following the Toucan Funding Scheduled Reinvestment Period End Date but prior to the Toucan Funding Final Maturity Date, proceeds received by Toucan Funding from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, as well as principal on outstanding borrowings in accordance with the terms of the Toucan Funding Credit Agreement, and the excess may be returned to the Company, subject to certain conditions. On the Toucan Funding Final Maturity Date, Toucan Funding must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

Under the Toucan Funding Credit Agreement, Toucan Funding is permitted to borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Toucan Funding Credit Agreement, will bear interest, depending on the advance type, at the applicable benchmark rate (which, for U.S. dollar advances, is one-month Term SOFR), in each case, plus an applicable margin of 1.60% per annum, which applicable margin will increase by 0.125% per annum after the Toucan Funding Scheduled Reinvestment Period End Date. The Toucan Funding Credit Agreement contains customary covenants, including certain limitations on the activities of Toucan Funding, including limitations on incurrence of incremental indebtedness and customary events of default. The Toucan Funding Credit Agreement is secured by a perfected first priority security interest in the assets of Toucan Funding and on any payments received by Toucan Funding in respect of those assets. Assets pledged to the lenders under the Toucan Funding Credit Agreement will not be available to pay the debts of the Company.

CLO Warehouse Facilities

Bluejay Funding LLC

On February 18, 2025 (the "Bluejay Closing Date"), Bluejay Funding LLC ("Bluejay Funding"), a Delaware limited liability company and newly formed wholly-owned subsidiary of the Company, entered into a credit agreement (the "Bluejay Funding Credit Agreement"), with Bluejay Funding, as borrower, the Company, in its capacities as collateral manager and equity investor, the lenders from time to time parties thereto and BNP Paribas, as administrative agent (in such capacity, the "Administrative Agent") and as a lender. From time to time Bluejay Funding expects to use amounts borrowed under the Bluejay Funding Credit Agreement to acquire eligible assets from the Company composed primarily of first priority corporate loans pursuant to the terms of the Loan Sale Agreement (as defined below), to ramp-up a portfolio of assets to be pledged as collateral for a future collateralized loan obligation transaction (the "Bluejay Funding Debt Securitization"). The Company retains a residual interest in assets acquired by Bluejay Funding through its ownership of the limited liability company interests of Bluejay Funding.

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

Pursuant to a warehouse collateral management agreement dated as of the Bluejay Closing Date (the "Bluejay Funding Collateral Management Agreement"), by and between Bluejay Funding and the Company, the Company was appointed as collateral manager of Bluejay Funding. The Company is not entitled to receive a fee for its services under the Bluejay Funding Collateral Management Agreement. Additionally, under the terms of a loan sale and contribution agreement dated as of the Bluejay Closing Date by and between Bluejay Funding and the Company, the Company transferred to Bluejay Funding a portion of its ownership interest in certain loans, which were pledged to the Administrative Agent pursuant to the Bluejay Funding Credit Agreement.

On April 30, 2025, the Company priced a collateralized loan obligation transaction that closed on May 28, 2025 (the "ADL CLO 1 Transaction"), whereby Bluejay Funding issued $496 million in notes collateralized by the assets held by Bluejay Funding and for which the Company acted as collateral manager. In connection with the ADL CLO 1 Transaction, the Bluejay Funding Credit Agreement was paid in full and terminated.

Barn Owl Funding LLC

On March 25, 2025 (the "Barn Owl Closing Date"), Barn Owl Funding LLC ("Barn Owl Funding"), a Delaware limited liability company and newly formed wholly-owned subsidiary of the Company, entered into a credit agreement (the "Barn Owl Funding Credit Agreement"), with Barn Owl Funding, as borrower, the Company, in its capacities as collateral manager and subordinated investor and Bank of America, N.A., as lender (the "Barn Owl Lender"). From time to time Barn Owl Funding expects to use amounts borrowed under the Barn Owl Funding Credit Agreement to acquire eligible assets from the Company composed primarily of first priority corporate loans pursuant to the terms of the Barn Owl Loan Sale Agreement (as defined below), to ramp-up a portfolio of assets to be pledged as collateral for a future collateralized loan obligation transaction (the "Barn Owl Funding Debt Securitization"). The Company retains a residual interest in assets acquired by Barn Owl Funding through its ownership of subordinated notes issued by Barn Owl Funding.

On April 8, 2025, Barn Owl Funding, as borrower, the Company, in its capacities as subordinated investor and collateral manager, and the Lender entered into an amendment to the Barn Owl Funding Credit Agreement (the "First Amendment to Barn Owl Funding Credit Agreement"). Pursuant to the First Amendment to Barn Owl Funding Credit Agreement, the maximum principal amount which can be drawn upon by Barn Owl Funding prior to the pricing date of the Barn Owl Funding Debt Securitization, subject to certain conditions in the Barn Owl Funding Credit Agreement, was increased from $160 million to $320 million.

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

Pursuant to a warehouse collateral management agreement dated as of the Barn Owl Closing Date (the "Barn Owl Collateral Management Agreement"), by and between Barn Owl Funding and the Company, the Company was appointed as collateral manager of Barn Owl Funding. The Company is not entitled to receive a fee for its services under the Barn Owl Collateral Management Agreement. Additionally, under the terms of a loan sale and contribution agreement dated as of the Barn Owl Closing Date (the "Barn Owl Loan Sale Agreement") by and between Barn Owl Funding and the Company, the Company transferred to Barn Owl Funding a portion of its ownership interest in such loans, which were pledged to the Barn Owl Lender pursuant to the Barn Owl Funding Credit Agreement.

On June 2, 2025, Barn Owl Funding, as borrower, the Company, in its capacities as subordinated investor and collateral manager, and the Barn Owl Lender entered into an amendment to the Barn Owl Funding Credit Agreement (the "Second Amendment to Barn Owl Funding Credit Agreement"). Pursuant to the Second Amendment to Barn Owl Funding Credit Agreement, the maximum principal amount which can be drawn upon by Barn Owl Funding (x) prior to the pricing date of the Barn Owl Funding Debt Securitization, was increased from $320 million to $400 million and (y) at any time on and after the pricing date of the Barn Owl Funding Debt Securitization, was increased from $360 million to $450 million, in each case subject to certain conditions in the Barn Owl Funding Credit Agreement.

On July 2, 2025, the Company priced a collateralized loan obligation transaction that closed on August 12, 2025 (the "ADS CLO 2 Transaction"), whereby Barn Owl Funding issued $502.1 million in notes collateralized by the assets held by Barn Owl Funding and for which the Company acted as collateral manager. In connection with the ADS CLO 2 Transaction, the Barn Owl Funding Credit Agreement was paid in full and terminated.

CLO Transactions

2024 ADS CLO 1 Debt Securitization

On October 9, 2024 (the "ADS CLO 1 Closing Date") the Company completed a $754.7 million term debt securitization (the "ADS CLO 1 Debt Securitization"). Term debt securitizations are also known as a collateralized loan obligations and are a form of secured financing incurred by a subsidiary of the Company, which is consolidated by the Company and subject to the Company’s overall asset coverage requirements.

On the ADS CLO 1 Closing Date and in connection with the ADS CLO 1 Debt Securitization, ADS CLO 1 LLC (the "ADS CLO 1 Issuer"), an indirect, wholly-owned, consolidated subsidiary of the Company, entered into a Purchase and Placement Agency Agreement (the "ADS CLO 1 Purchase and Placement Agreement") with Morgan Stanley & Co. LLC, as the initial purchaser and placement agent, and Apollo Global Securities, LLC, as co-placement agent, pursuant to which the Issuer agreed to sell certain of the notes to the initial purchaser to be issued as part of the ADS CLO 1 Debt Securitization pursuant to an indenture by and between the ADS CLO 1 Issuer and Deutsche Bank National Trust Company, as trustee (the "ADS CLO 1 Indenture").

The notes offered in the ADS CLO 1 Debt Securitization consist of $450 million of AAA(sf)/Aaa(sf) Class A-1 Senior Secured Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 1.35% (the "Class A-1 Notes"); $30 million of AA(sf) Class A-2 Senior Secured Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 1.80% (the "Class A-2 Notes"); $112.5 million of A(sf) Class B Senior Secured Deferrable Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 2.15% (the "Class B Notes"); $45 million of BBB-(sf) Class C Senior Secured Deferrable Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 3.35% (the "Class C Notes" and together with the Class A-1 Notes, the Class A-2 Notes and the Class B Notes, the "ADS CLO 1 Secured Notes"). Additionally, on the ADS CLO 1 Closing Date, the CLO Issuer issued $117.2 million of Subordinated Notes due 2036 (the "ADS CLO 1 Subordinated Notes" and, collectively with the Secured Notes, the "ADS CLO 1 Notes"), which do not bear interest.

The ADS CLO 1 Debt Securitization is backed by a diversified portfolio of broadly syndicated commercial loans. The debt is scheduled to mature on October 15, 2036; however, the ADS CLO 1 Notes may be redeemed by the ADS CLO 1 Issuer, at the direction of ADS CLO 1 Depositor LLC ("ADS CLO 1 Retention Holder"), a wholly-owned, consolidated subsidiary of the Company, as owner of a majority of the ADS CLO 1 Subordinated Notes, on any business day after October 15, 2026. The ADS CLO 1 Retention Holder acts as retention holder in connection with the ADS CLO 1 Debt Securitization for the purposes of satisfying certain U.S. regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the ADS CLO 1 Subordinated Notes. The Company, through the ADS CLO 1 Retention Holder, has retained 100% of the Class A-2 Notes, the Class B Notes, the Class C Notes and the ADS CLO 1 Subordinated Notes issued in the ADS CLO 1 Debt Securitization.

The ADS CLO 1 Issuer intends to use the proceeds from the ADS CLO 1 Debt Securitization to, among other things, purchase certain loans ("ADS CLO 1 Collateral Obligations") from time to time on and after the ADS CLO 1 Closing Date from the Company pursuant to a master loan sale agreement entered into on the ADS CLO 1 Closing Date (the "ADS CLO 1 Loan Sale Agreement") among the Company, the ADS CLO 1 Retention Holder and the ADS CLO 1 Issuer. Under the terms of the ADS CLO 1 Loan Sale Agreement that provide for the sale of ADS CLO 1 Collateral Obligations to the ADS CLO 1 Issuer, the Company will transfer to the ADS CLO 1 Retention Holder, and the ADS CLO 1 Retention Holder will transfer to the ADS CLO 1 Issuer, a portion of its ownership interest in the ADS CLO 1 Collateral Obligations securing the ADS CLO 1 Debt Securitization for the purchase price and other consideration set forth in the ADS CLO 1 Loan Sale Agreement from time to time on and after the ADS CLO 1 Closing Date. Following these transfers, ADS CLO 1 Issuer, and not the ADS CLO 1 Retention Holder or the Company, will hold all of the ownership interest in such loans and participations. The Company made customary representations, warranties and covenants in the ADS CLO 1 Loan Sale Agreement. The ADS CLO 1 Secured Notes are the secured obligation of the ADS CLO 1 Issuer, the ADS CLO 1 Subordinated Notes are the unsecured obligations of the ADS CLO 1 Issuer, and the ADS CLO 1 Indenture governing the ADS CLO 1 Notes include customary covenants and events of default. The ADS CLO 1 Notes have not been, and will not be, registered under the Securities Act or any state securities or "blue sky" laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

The Company serves as collateral manager to the ADS CLO 1 Issuer under a collateral management agreement entered into on the ADS CLO 1 Closing Date (the "ADS CLO 1 Collateral Management Agreement"). Pursuant to the ADS CLO 1 Collateral Management Agreement, so long as the Company is the collateral manager, the collateral management fee will equal 0.0% per annum of the fee basis amount.

2025 ADL CLO 1 Debt Securitization

On May 28, 2025 (the "ADL CLO 1 Closing Date"), the Company completed a $496 million term debt securitization (the "ADL CLO 1 Debt Securitization").

In connection with the ADL CLO 1 Debt Securitization, a credit facility entered into on February 18, 2025 among the ADL CLO 1 Issuer (f/k/a Bluejay Funding LLC), the Company, as collateral manager and equity investor and BNP Paribas, as administrative agent and lender, proceeds from which were used to fund the acquisition of certain ADL CLO 1 Collateral Obligations, was paid in full and terminated.

On the ADL CLO 1 Closing Date and in connection with the ADL CLO 1 Debt Securitization, ADL CLO 1 LLC (the "ADL CLO 1 Issuer"), an indirect, wholly-owned, consolidated subsidiary of the Company, entered into a Purchase and Placement Agreement with BNP Paribas Securities Corp., as the initial purchaser (the "ADL CLO 1 Initial Purchaser") and Apollo Global Securities, LLC, as co-placement agent, pursuant to which the ADL CLO 1 Issuer agreed to sell certain of the notes to the ADL CLO 1 Initial Purchaser issued as part of the ADL CLO 1 Debt Securitization pursuant to an indenture by and between the ADL CLO 1 Issuer and U.S. Bank Trust Company, National Association, as collateral trustee (the "ADL CLO 1 Indenture").

The notes issued as part of the ADL CLO 1 Debt Securitization consist of $126 million of AAA(sf)/AAA(sf) Class A-1a Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month secured overnight financing rate published by SOFR plus 1.67% (the "2025 Class A-1a Notes"); $10 million of AAA(sf)/AAA(sf) Class A-1b Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.90% (the "2025 Class A-1b Notes"); $30 million of AA(sf) Class A-2 Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 2.10% (the "2025 Class A-2 Notes"); $40 million of A(sf) Class B Senior Secured Deferrable Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 3.15% (the "2025 Class B Notes"); $30 million of BBB-(sf) Class C Senior Secured Deferrable Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 4.50% (the "2025 Class C Notes" and together with the 2025 Class A-1a Notes, the 2025 Class A-1b Notes, the 2025 Class A-2 Notes and the 2025 Class B Notes, the "ADL CLO 1 Secured Notes"). Additionally, on the ADL CLO 1 Closing Date, the ADL CLO 1 CLO Issuer issued $86 million of Subordinated Notes due 2125 (the "ADL CLO 1 Subordinated Notes"), which do not bear interest. The ADL CLO 1 Secured Notes together with the 2025 Subordinated Notes are collectively referred to herein as the "ADL CLO 1 Notes."

Additionally, the ADL CLO 1 Issuer incurred certain loans as part of the ADL CLO 1 Debt Securitization, consisting of $114 million of AAA(sf)/AAA(sf) Class A-1a-L1 Loans due 2037, which bear interest at the three-month SOFR plus 1.67% (the "2025 Class A-1a-L1 Loans"); $50 million of AAA(sf)/AAA(sf) Class A-1a-L2 Loans due 2037, which bear interest at the three-month SOFR plus 1.67% (the "2025 Class A-1a-L2 Loans"); and $10 million of AAA(sf) Class A-1b Loans due 2037, which bear interest at the three-month SOFR plus 1.90% (the "2025 Class A-1b Loans" and together with the 2025 Class A-1a-L1 Loans and the 2025 Class A-1a-L2 Loans, the "ADL CLO 1 Loans" and the ADL CLO 1 Loans together with the ADL CLO 1 Secured Notes, the "ADL CLO 1 Secured Debt" and ADL CLO 1 Secured Debt together with the ADL CLO 1 Subordinated Notes, the "ADL CLO 1 Debt") incurred by the ADL CLO 1 Issuer on the ADL CLO 1 Closing Date. The (i) 2025 Class A-1a-L1 Loans were incurred pursuant to a Class A-1a-L1 Credit Agreement among the 2025 CLO Issuer, as borrower, U.S. Bank Trust Company, National Association, as loan agent and collateral trustee and the lenders party thereto (the "Class A-1a-L1 Credit Agreement"), (ii) 2025 Class A-1a-L2 Loans were incurred pursuant to a Class A-1a-L2 Credit Agreement among the 2025 CLO Issuer, as borrower, U.S. Bank Trust Company, National Association, as loan agent and collateral trustee and the lenders party thereto (the "Class A-1a-L2 Credit Agreement"), and (iii) 2025 Class A-1b Loans were incurred pursuant to a Class A-1b Credit Agreement among the 2025 CLO Issuer, as borrower, U.S. Bank Trust Company, National Association, as loan agent and collateral trustee and the lenders party thereto (the "Class A-1b Credit Agreement" and together with the Class A-1a-L1 Credit Agreement and the Class A-1a-L2 Credit Agreement, the "ADL CLO 1 Credit Agreements").

The ADL CLO 1 Debt Securitization is backed by a diversified portfolio consisting primarily of first-lien commercial loans. The ADL CLO 1 Secured Debt is scheduled to mature on July 15, 2037 and the ADL CLO 1 Subordinated Notes are scheduled to mature on July 15, 2125; however, the ADL CLO 1 Debt may be redeemed by the ADL CLO 1 Issuer, at the direction of ADL CLO 1 Depositor LLC (the "ADL CLO 1 Retention Provider"), a wholly-owned, consolidated subsidiary of the Company, as owner of a majority of the ADL CLO 1 Subordinated Notes, on any business day on or after May 28, 2027. The ADL CLO 1 Retention Provider acts as retention holder in connection with the ADL CLO 1 Debt Securitization for the purposes of satisfying certain U.S. regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the ADL CLO 1 Subordinated Notes. The Company, through the ADL CLO 1 Retention Provider, has retained 100% of the 2025 Class B Notes, the 2025 Class C Notes and the ADL CLO 1 Subordinated Notes issued in the ADL CLO 1 Debt Securitization.

The ADL CLO 1 CLO Issuer intends to use the proceeds from the ADL CLO 1 Debt Securitization to, among other things, purchase certain loans ("ADL CLO 1 Collateral Obligations") from time to time on and after the ADL CLO 1 Closing Date from the Company pursuant to a master loan sale agreement entered into on the ADL CLO 1 Closing Date (the "ADL CLO 1 Loan Sale Agreement") among the Company, the ADL CLO 1 Retention Provider and the ADL CLO 1 Issuer. Under the terms of the ADL CLO 1 Loan Sale Agreement that provide for the sale of ADL CLO 1 Collateral Obligations to the ADL CLO 1 Issuer, the Company will transfer to the ADL CLO 1 Retention Provider, and the ADL CLO 1 Retention Provider will transfer to the ADL CLO 1 Issuer, a portion of its ownership interest in the ADL CLO 1 Collateral Obligations securing the ADL CLO 1 Debt Securitization for the purchase price and other consideration set forth in the ADL CLO 1 Loan Sale Agreement from time to time on and after the ADL CLO 1 Closing Date. Following these transfers, the ADL CLO 1 Issuer, and not the ADS CLO 1 Retention Provider or the Company, will hold all of the ownership interest in such loans and participations. The Company made customary representations, warranties and covenants in the ADL CLO 1 Loan Sale Agreement.

The ADL CLO 1 Secured Debt is the secured obligation of the ADL CLO 1 Issuer, the ADL CLO 1 Subordinated Notes are the unsecured obligations of the ADL CLO 1 Issuer, and the ADL CLO 1 Indenture and the ADL CLO 1 Credit Agreements governing the ADL CLO 1 Debt include customary covenants and events of default. The ADL CLO 1 Debt has not been, and will not be, registered under the Securities Act or any state securities or "blue sky" laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

2025 ADS CLO 2 Debt Securitization

On August 12, 2025 (the "ADS CLO 2 Closing Date"), the Company completed a $502.1 million term debt securitization (the "ADS CLO 2 Debt Securitization").

In connection with the ADS CLO 2 Debt Securitization, a credit facility entered into on March 25, 2025 among the ADS CLO 2 Issuer (f/k/a Barn Owl Funding LLC), the Company, as collateral manager and subordinated investor and Bank of America, N.A., as lender, proceeds from which were used to fund the acquisition of certain ADS CLO 2 Collateral Obligations, was paid in full and terminated.

On the ADS CLO 2 Closing Date and in connection with the ADS CLO 2 Debt Securitization, ADS CLO 2 LLC (the "ADS CLO 2 Issuer"), an indirect, wholly-owned, consolidated subsidiary of the Company, entered into a note purchase and placement agreement with BofA Securities, Inc., as the initial purchaser (the "ADS CLO 2 Initial Purchaser") and Apollo Global Securities, LLC, as placement agent, pursuant to which the ADS CLO 2 Issuer agreed to sell certain of the notes to the ADS CLO 2 Initial Purchaser issued as part of the ADS CLO 2 Debt Securitization pursuant to an indenture by and between the ADS CLO 2 Issuer and U.S. Bank Trust Company, National Association, as trustee (the "ADS CLO 2 Indenture").

The notes issued as part of the ADS CLO 2 Debt Securitization consist of $300 million of AAA(sf)/Aaa(sf) Class A-1 Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.30% (the "ADS CLO 2 Class A-1 Notes"); $30 million of AA(sf) Class A-2 Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.70% (the "ADS CLO 2 Class A-2 Notes"); $65 million of A(sf) Class B Senior Secured Deferrable Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.80% (the "ADS CLO 2 Class B Notes"); $35 million of BBB-(sf) Class C Senior Secured Deferrable Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 2.75% (the "ADS CLO 2 Class C Notes" and together with the ADS CLO 2 Class A-1 Notes, the ADS CLO 2 Class A-2 Notes and the ADS CLO 2 Class B Notes, the "ADS CLO 2 Secured Notes"). Additionally, on the ADS CLO 2 Closing Date, the ADS CLO 2 Issuer issued $72.1 million of Subordinated Notes due 2037 (the "ADS CLO 2 Subordinated Notes"), which do not bear interest. The ADS CLO 2 Secured Notes together with the ADS CLO 2 Subordinated Notes are collectively referred to herein as the "ADS CLO 2 Notes".

The ADS CLO 2 Debt Securitization is backed by a diversified portfolio consisting primarily of first-priority commercial loans. The ADS CLO 2 Notes are scheduled to mature on July 15, 2037; however, the ADS CLO 2 Notes may be redeemed by the ADS CLO 2 Issuer, at the direction of ADS CLO 2 Depositor LLC (the "ADS CLO 2 Retention Provider"), a wholly-owned, consolidated subsidiary of the Company, as owner of a majority of the ADS CLO 2 Subordinated Notes, on any business day on or after July 15, 2027. The ADS CLO 2 Retention Provider acts as retention holder in connection with the ADS CLO 2 Debt Securitization for the purposes of satisfying certain U.S. regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the ADS CLO 2 Subordinated Notes. The Company, through the ADS CLO 2 Retention Provider, has retained 100% of the ADS CLO 2 Class B Notes, the ADS CLO 2 Class C Notes and the ADS CLO 2 Subordinated Notes issued in the ADS CLO 2 Debt Securitization.

The ADS CLO 2 Issuer intends to use the proceeds from the ADS CLO 2 Debt Securitization to, among other things, purchase certain loans ("ADS CLO 2 Collateral Obligations") from time to time on and after the ADS CLO 2 Closing Date from the Company pursuant to a master loan sale agreement entered into on the ADS CLO 2 Closing Date (the "ADS CLO 2 Loan Sale Agreement") among the Company, the ADS CLO 2 Retention Provider and the ADS CLO 2 Issuer. Under the terms of the ADS CLO 2 Loan Sale Agreement that provide for the sale of ADS CLO 2 Collateral Obligations to the ADS CLO 2 Issuer, the Company will transfer to the ADS CLO 2 Retention Provider, and the ADS CLO 2 Retention Provider will transfer to the ADS CLO 2 Issuer, a portion of its ownership interest in the ADS CLO 2 Collateral Obligations securing the ADS CLO 2 Debt Securitization for the purchase price and other consideration set forth in the ADS CLO 2 Loan Sale Agreement from time to time on and after the ADS CLO 2 Closing Date. Following these transfers, the ADS CLO 2 Issuer, and not the ADS CLO 2 Retention Provider or the Company, will hold all of the ownership interest in such loans and participations. The Company made customary representations, warranties and covenants in the ADS CLO 2 Loan Sale Agreement.

The ADS CLO 2 Secured Notes are the secured obligation of the ADS CLO 2 Issuer, the ADS CLO 2 Subordinated Notes are the unsecured obligations of the ADS CLO 2 Issuer, and the ADS CLO 2 Indenture governing the ADS CLO 2 Notes include customary covenants and events of default. The ADS CLO 2 Notes have not been, and will not be, registered under the Securities Act or any state securities or "blue sky" laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

The Company serves as collateral manager to the ADS CLO 2 Issuer under a collateral management agreement entered into on the ADS CLO 2 Closing Date (the "ADS CLO 2 Collateral Management Agreement"). Pursuant to the ADS CLO 2 Collateral Management Agreement, so long as the Company is the collateral manager, the collateral management fee will equal 0.0% per annum of the fee basis amount.

ADL CLO 2 Debt Securitization

On October 29, 2025 (the "ADL CLO 2 Closing Date"), the Company completed a $702.2 million term debt securitization (the "ADL CLO 2 Debt Securitization"). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by a subsidiary of the Company, which is consolidated by the Company and subject to the Company’s overall asset coverage requirements.

On the ADL CLO 2 Closing Date and in connection with the ADL CLO 2 Debt Securitization, ADL CLO 2 LLC (the "CLO Issuer"), an indirect, wholly-owned, consolidated subsidiary of the Company, entered into a placement agency agreement (the "CLO Placement Agreement") with RBC Capital Markets, LLC, as the placement agent (the "Placement Agent") and Apollo Global Securities, LLC, as co-placement agent (the "Co-Placement Agent"), pursuant to which the Placement Agent and the Co-Placement Agent agreed to place certain of the notes issued by the CLO Issuer as part of the ADL CLO 2 Debt Securitization pursuant to an indenture by and between the CLO Issuer and U.S. Bank Trust Company, National Association, as collateral trustee (the "CLO Indenture").

The notes issued as part of the ADL CLO 2 Debt Securitization consist of $0 of AAA(sf) Class A-1a Senior Secured Floating Rate Notes due 2037, which bear interest at SOFR plus 1.45% (the "ADL CLO 2 Class A-1a Notes"); $14 million of AAA(sf) Class A-1b Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.65% (the "ADL CLO 2 Class A-1b Notes"); $30 million of AA(sf) Class A-2 Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.85% (the "ADL CLO 2 Class A-2 Notes"); $56 million of A(sf) Class B Secured Deferrable Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 2.20% (the "ADL CLO 2 Class B Notes"); $42 million of BBB-(sf) Class C Secured Deferrable Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 3.20% (the "ADL CLO 2 Class C Notes" and together with the Class A-1a Notes, the Class A-1b Notes, the Class A-2 Notes and the Class B Notes, the " ADL CLO 2 Secured Notes"). Additionally, on the ADL CLO 2 Closing Date, the CLO Issuer will issue $128.2 million of Subordinated Notes due 2125 (the "ADL CLO 2 Subordinated Notes"), which do not bear interest. The Secured Notes together with the Subordinated Notes are collectively referred to herein as the "Notes".

Additionally, the CLO Issuer incurred certain loans as part of the ADL CLO 2 Debt Securitization, consisting of $398.5 million of AAA(sf) Class A-1a-L1 Loans due 2037, which bear interest at the three-month SOFR plus 1.45% (the "ADL CLO 2 Class A-1a-L1 Loans"); $7.5 million of AAA(sf) Class A-1a-L2 Loans due 2037, which bear interest at the three-month SOFR plus 1.45% (the "ADL CLO 2 Class A-1a-L2 Loans"); $14 million of AAA(sf) Class A-1b Loans due 2037, which bear interest at the three-month SOFR plus 1.65% (the "ADL CLO 2 Class A-1b Loans"); and $12 million of AA(sf) Class A-2 Loans due 2037, which bear interest at the three-month SOFR plus 1.85% (the "ADL CLO 2 Class A-2 Loans", and together with the Class A-1a-L1 Loans, the Class A-1a-L2 Loans and the Class A-2 Loans, the "Loans" and the Loans together with the Secured Notes, the "Secured Debt" and Secured Debt together with the Subordinated Notes, the "Debt") incurred by the CLO Issuer on the ADL CLO 2 Closing Date. The (i) Class A-1a-L1 Loans were incurred pursuant to a Class A-1a-L1 Credit Agreement among the CLO Issuer, as borrower, U.S. Bank Trust Company, National Association, as loan agent and collateral trustee and the lenders party thereto (the "ADL CLO 2 Class A-1a-L1 Credit Agreement"), (ii) Class A-1a-L2 Loans were incurred pursuant to a Class A-1a-L2 Credit Agreement among the CLO Issuer, as borrower, U.S. Bank Trust Company, National Association, as loan agent and collateral trustee and the lenders party thereto (the "ADL CLO 2 Class A-1a-L2 Credit Agreement"), (iii) Class A-1b Loans were incurred pursuant to a Class A-1b Credit Agreement among the CLO Issuer, as borrower, U.S. Bank Trust Company, National Association, as loan agent and collateral trustee and the lenders party thereto (the "ADL CLO 2 Class A-1b Credit Agreement"), and (iv) Class A-2 Loans were incurred pursuant to a Class A-2 Credit Agreement among the CLO Issuer, as borrower, U.S. Bank Trust Company, National Association, as loan agent and collateral trustee and the lenders party thereto (the "ADL CLO 2 Class A-2 Credit Agreement" and together with the Class A-1a-L1 Credit Agreement, the Class A-1a-L2 Credit Agreement and the Class A-1b Credit Agreement, the "CLO Credit Agreements").

The ADL CLO 2 Debt Securitization is backed by a diversified portfolio consisting primarily of first-lien commercial loans. The Secured Debt is scheduled to mature on October 15, 2037 and the Subordinated Notes are scheduled to mature on October 15, 2125; however, the Secured Debt may be redeemed by the CLO Issuer, at the direction of ADL CLO 2 Depositor LLC (the "CLO Retention Holder"), a wholly-owned, consolidated subsidiary of the Company, as owner of a majority of the Subordinated Notes, on any business day on or after October 15, 2027. The CLO Retention Holder acts as retention holder in connection with the ADL CLO 2 Debt Securitization for the purposes of satisfying certain U.S. regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the Subordinated Notes. The Company, through the CLO Retention Holder, has retained 100% of the Class B Notes, the Class C Notes and the Subordinated Notes issued in the ADL CLO 2 Debt Securitization.

The CLO Issuer intends to use the proceeds from the ADL CLO 2 Debt Securitization to, among other things, purchase certain loans ("Collateral Obligations") from time to time on and after the ADL CLO 2 Closing Date from the Company pursuant to a master loan sale agreement entered into on the ADL CLO 2 Closing Date (the "Loan Sale Agreement") among the Company, the CLO Retention Holder and the CLO Issuer. Under the terms of the Loan Sale Agreement that provide for the sale of Collateral Obligations to the CLO Issuer, the Company will transfer to the CLO Retention Holder, and the CLO Retention Holder will transfer to the CLO Issuer, a portion of its ownership interest in the Collateral Obligations securing the ADL CLO 2 Debt Securitization for the purchase price and other consideration set forth in the Loan Sale Agreement from time to time on and after the ADL CLO 2 Closing Date. Following these transfers, the CLO Issuer, and not the CLO Retention Holder or the Company, will hold all of the ownership interest in such loans and participations. The Company made customary representations, warranties and covenants in the Loan Sale Agreement.

The Secured Debt is the secured obligation of the CLO Issuer, the Subordinated Notes are the unsecured obligations of the CLO Issuer, and the CLO Indenture and the CLO Credit Agreements governing the Secured Debt include customary covenants and events of default. The Secured Debt has not been, and will not be, registered under the Securities Act, or any state securities or "blue sky" laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration.

The Company serves as collateral manager to the CLO Issuer under a collateral management agreement entered into on the ADL CLO 2 Closing Date (the "Collateral Management Agreement"). Pursuant to the Collateral Management Agreement, so long as the Company is the collateral manager, the collateral management fee will equal 0.0% per annum of the fee basis amount.

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt obligations outstanding as of December 31, 2025:

	December 31, 2025
	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound	£46,000	62,174	62,006	167	3/31/2026
European Euro	€81,000	94,357	95,191	(834)	3/30/2026
European Euro	€90,000	95,081	105,768	(10,687)	N/A
Total	217,000	251,612	262,965	(11,354)

The Company had the following foreign-denominated debt obligations outstanding as of December 31, 2024:

	December 31, 2024
	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound	£31,680	40,264	39,660	604	1/17/2025
European Euro	€90,000	95,081	93,226	1,854	N/A
Total	121,680	135,345	132,886	2,458

Private Placement Bonds

2022 Series A Notes

On November 15, 2022, the Company priced an offering of $200 million in aggregate principal amount of Senior Unsecured Notes (the "2022 Series A Notes") to institutional investors in a private placement. The Notes are comprised of $62 million Senior Unsecured Notes due 2025 (the "December 2025 Notes"), $38 million Senior Unsecured Notes due 2026 (the "January 2026 Notes"), $82 million Senior Unsecured Notes due 2027 (the "December 2027 Notes"), and $18 million Senior Unsecured Notes due 2028 (the "January 2028 Notes"). The issuances of the 2022 Series A Notes occurred in two installments on December 21, 2022 and January 19, 2023. The December 2025 and January 2026 Notes have a fixed interest rate of 8.21% per annum and are due on December 21, 2025 and January 19, 2026, respectively. The December 2027 and January 2028 Notes have a fixed interest rate of 8.31% per annum and are due on December 21, 2027 and January 19, 2028, respectively. Interest on the Notes is due and payable semiannually. These interest rates are subject to increase (up to a maximum increase of 1.00% above the stated rate for each of the 2022 Series A Notes) in the event that, subject to certain exceptions, the 2022 Series A Notes cease to have an investment grade rating.

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

On October 1, 2025 and November 4, 2025, the Company paid off the December 2025 Notes and January 2026 Notes, respectively. The December 2027 Notes and January 2028 Notes are still outstanding as of December 31, 2025.

2023 Series A Notes

On August 10, 2023, the Company priced an offering of $650 million in aggregate principal amount of Senior Unsecured Notes (the "2023 Series A Notes") to institutional investors in a private placement. The 2023 Series A Notes are comprised of $226 million Senior Unsecured Notes due September 28, 2026 (the "September 2026 Notes"), $325 million Senior Unsecured Notes due September 28, 2028 (the "September 2028 Notes"), and €90 million Senior Unsecured Notes due September 28, 2026 (the "September 2026 Euronotes"). The 2023 Series A Notes were issued on September 28, 2023. The September 2026 Notes, September 2028 Notes and September 2026 Euronotes have fixed interest rates of 8.54%, 8.62%, and 7.02% per annum, respectively. Interest on the Notes is due and payable semiannually. These interest rates are subject to increase (up to a maximum increase of 1.00% above the stated rate for each of the September 2026 Notes, September 2028 Notes and September 2026 Euronotes) in the event that, subject to certain exceptions, the 2023 Series A Notes cease to have an investment grade rating. These interest rates are subject to increase (up to a maximum increase of 1.50% above the stated rate for each of the September 2026 Notes, September 2028 Notes and September 2026 Euronotes) in the event that, subject to certain exceptions, the Company’s secured debt ratio exceeds 60% up to August 31, 2024, and 55% subsequent to August 31, 2024. These interest rates are subject to increase (up to a maximum increase of 2.00% above the stated rate for each of the September 2026 Notes, September 2028 Notes and September 2026 Euronotes) in the event that, subject to certain exceptions, the 2023 Series A Notes cease to have an investment grade rating and the secured debt ratio event has occurred as disclosed above.

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

Unsecured Notes

2028 Notes

On December 8, 2025, the Company and U.S. Bank Trust Company, National Association (the "Trustee") entered into a Fifth Supplemental Indenture (the "Fifth Supplemental Indenture" and, together with the Base Indenture (as defined below), the "December 2025 Indenture") related to the $400 million in aggregate principal amount of its 5.200% notes due 2028 (the "2028 Notes"), which supplements that certain Base Indenture, dated as of March 21, 2024 (as may be further amended, supplemented or otherwise modified from time to time, the "Base Indenture").

The 2028 Notes will mature on December 8, 2028 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the December 2025 Indenture. The 2028 Notes bear interest at a rate of 5.200% per year payable semi-annually on June 8 and December 8 of each year, commencing on June 8, 2026. The 2028 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2028 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

In connection with the 2028 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominantly floating rate loans. Under the interest rate swap agreement related to the 2028 Notes, the Company receives a fixed interest rate of 5.20% per annum and pays a floating interest rate of three-month SOFR + 1.88% per annum on $400 million of the 2028 Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

2029 Notes

On March 21, 2024, the Company and the Trustee entered into a First Supplemental Indenture (the "First Supplemental Indenture" and, together with the Base Indenture, the "March 2024 Indenture") related to the $650 million in aggregate principal amount of its 6.90% notes due 2029 (the "Existing 2029 Notes"), which supplements that certain Base Indenture.

On September 19, 2024, the Company issued an additional $350 million aggregate principal amount of 6.90% Notes due 2029 (the "New 2029 Notes" and, together with the Existing 2029 Notes, the "2029 Notes") under the March 2024 Indenture. The New 2029 Notes were issued at a price equal to 104.03% of the face value, plus accrued interest from March 21, 2024, resulting in an effective yield to maturity of 5.86%. The New 2029 Notes were issued as "Additional Notes" under the March 2024 Indenture and have identical terms to the Existing 2029 Notes, other than the issue date and the issue price. The New 2029 Notes will be treated as a single class of notes with the Existing 2029 Notes for all purposes under the March 2024 Indenture.

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

In January 2025, the Company exchanged $1,000 million aggregate principal amount of 6.90% Notes due 2029 for $1,000 million aggregate principal amount of 6.90% Notes due 2029 (the "2029 Exchange Notes") that have been registered with the SEC under the Securities Act. The 2029 Exchange Notes have substantially the same terms as the 2029 Notes, except that the transfer restrictions and registration rights relating to the 2029 Notes do not apply to the 2029 Exchange Notes and the 2029 Exchange Notes do not provide for the payment of additional interest in the event of a registration default.

2030 Notes

On July 17, 2025, the Company and the Trustee entered into a Fourth Supplemental Indenture (the "Fourth Supplemental Indenture" and, together with the Base Indenture, the "July 2025 Indenture") related to the $400 million in aggregate principal amount of its 5.875% notes due 2030 (the "Existing 2030 Notes"), which supplements the Base Indenture.

On November 5,2025, the Company issued an additional $100 million aggregate principal amount of 5.875% Notes due 2030 (the "New 2030 Notes" and, together with the Existing 2030 Notes, the "2030 Notes") under the July 2025 Indenture. The New 2030 Notes were issued at a price equal to 100.854% of the face value, plus accrued interest from November 5, 2025, resulting in an effective yield to maturity of 5.655%. The New 2030 Notes were issued as "Additional Notes" under the July 2025 Indenture and have identical terms to the Existing 2030 Notes, other than the issue date and the issue price. The New 2030 Notes will be treated as a single class of notes with the Existing 2030 Notes for all purposes under the July 2025 Indenture.

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

In November 2025, the Company exchanged $500 million aggregate principal amount of 5.875% Notes due 2030 for $500 million aggregate principal amount of 5.875% Notes due 2030 (the "2030 Exchange Notes") that have been registered with the SEC under the Securities Act. The 2030 Exchange Notes have substantially the same terms as the 2030 Notes, except that the transfer restrictions and registration rights relating to the 2030 Notes do not apply to the 2030 Exchange Notes and the 2030 Exchange Notes do not provide for the payment of additional interest in the event of a registration default.

2031 Notes

On July 29, 2024, the Company and the Trustee entered into a Second Supplemental Indenture (the "Second Supplemental Indenture" and together with the Base Indenture, the "July 2024 Indenture") related to the $600 million in aggregate principal amount of its 6.70% notes due 2031 (the "Existing 2031 Notes"), which supplements the Base Indenture.

On November 21, 2024, the Company issued an additional $400 million aggregate principal amount of 6.70% Notes due 2031 (the "New 2031 Notes" and, together with the Existing 2031 Notes, the "2031 Notes") under the July 2024 Indenture. The New 2031 Notes were issued at a price equal to 101.84% of the face value, plus accrued interest from July 29, 2024, resulting in an effective yield to maturity of 6.35%. The New 2031 Notes were issued as "Additional Notes" under the July 2024 Indenture and have identical terms to the Existing 2031 Notes, other than the issue date and the issue price. The New 2031 Notes will be treated as a single class of notes with the Existing 2031 Notes for all purposes under the July 2024 Indenture.

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

In January 2025, the Company exchanged $1,000 million aggregate principal amount of 6.70% Notes due 2031 for $1,000 million aggregate principal amount of 6.70% Notes due 2031 (the "2031 Exchange Notes") that have been registered with the SEC under the Securities Act. The 2031 Exchange Notes have substantially the same terms as the 2031 Notes, except that the transfer restrictions and registration rights relating to the 2031 Notes do not apply to the 2031 Exchange Notes and the 2031 Exchange Notes do not provide for the payment of additional interest in the event of a registration default.

2032 Notes

On January 16, 2025, the Company entered into a Third Supplemental Indenture (the "Third Supplemental Indenture" and together with the Base Indenture, the "January 2025 Indenture") related to the $500 million in aggregate principal amount of its 6.55% notes due 2032 (the "2032 Notes"), which supplements the Base Indenture. The 2032 Notes will mature on March 15, 2032 and may be redeemed in whole or in part at the Company's option at any time or from time to time at the redemption prices set forth in the January 2025 Indenture. The 2032 Notes bear interest at a rate of 6.55% per year payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2025. The 2032 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2032 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

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

In November 2025, the Company exchanged $500 million aggregate principal amount of 6.55% Notes due 2032 for $500 million aggregate principal amount of 6.55% Notes due 2032 (the "2032 Exchange Notes") that have been registered with the SEC under the Securities Act. The 2032 Exchange Notes have substantially the same terms as the 2032 Notes, except that the transfer restrictions and registration rights relating to the 2032 Notes do not apply to the 2032 Exchange Notes and the 2032 Exchange Notes do not provide for the payment of additional interest in the event of a registration default.

Note 7. Net Assets

The Company has the authority to issue an unlimited number of Common Shares at $0.01 per share par value.

The following table summarizes transactions in Common Shares during the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31, 2025		Year Ended December 31, 2024		Year Ended December 31, 2023
Class S:	Shares	Amount	Shares	Amount	Shares	Amount
Proceeds from shares sold	39,588,693	$976,083	45,686,203	$1,134,565	23,193,791	$563,130
Repurchase of common shares	(7,361,729)	(180,315)	(1,999,887)	(49,763)	(264,129)	(6,437)
Early repurchase deduction	—	157	—	162	—	12
Distributions reinvested	5,131,403	126,314	2,938,759	73,064	811,375	19,630
Net increase (decrease)	37,358,367	$922,239	46,625,076	$1,158,028	23,741,037	$576,335
Class D:
Proceeds from shares sold	555,048	13,643	698,370	17,344	188,308	4,582
Repurchase of common shares	(14,726)	(359)	(4,030)	(100)	—	—
Early repurchase deduction	—	—	—	—	—	—
Distributions reinvested	81,655	2,010	36,385	906	3,070	76
Net increase (decrease)	621,977	$15,294	730,725	$18,150	191,378	$4,658
Class I:
Proceeds from shares sold	219,036,479	5,398,632	171,038,277	4,249,221	59,483,944	1,441,928
Repurchase of common shares	(50,836,060)	(1,244,658)	(9,932,933)	(247,089)	(12,629,046)	(304,830)
Early repurchase deduction	—	52	—	47	—	5
Distributions reinvested	14,997,867	369,183	8,129,870	202,103	3,788,921	91,381
Net increase (decrease)	183,198,286	$4,523,209	169,235,213	$4,204,282	50,643,819	$1,228,484
Total net increase (decrease)	221,178,630	$5,460,742	216,591,014	$5,380,460	74,576,235	$1,809,477

Net Asset Value per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class S shares, Class D shares and Class I shares during the years ended December 31, 2025, 2024 and 2023:

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2025	$24.83	$24.83	$24.83
February 28, 2025	24.77	24.77	24.77
March 31, 2025	24.65	24.65	24.65
April 30, 2025	24.58	24.58	24.58
May 31, 2025	24.64	24.64	24.64
June 30, 2025	24.60	24.60	24.60
July 31, 2025	24.63	24.63	24.63
August 31, 2025	24.55	24.55	24.55
September 30, 2025	24.52	24.52	24.52
October 31, 2025	24.48	24.48	24.48
November 30, 2025	24.44	24.44	24.44
December 31, 2025	24.40	24.40	24.40

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2024	$24.62	$24.62	$24.62
February 29, 2024	24.67	24.67	24.67
March 31, 2024	24.85	24.85	24.85
April 30, 2024	24.84	24.84	24.84
May 31, 2024	24.90	24.90	24.90
June 30, 2024	24.90	24.90	24.90
July 31, 2024	24.90	24.90	24.90
August 31, 2024	24.92	24.92	24.92
September 30, 2024	24.94	24.94	24.94
October 31, 2024	24.95	24.95	24.95
November 30, 2024	24.93	24.93	24.93
December 31, 2024	24.86	24.86	24.86

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2023	$23.64	$23.64	$23.64
February 28, 2023	23.76	23.76	23.76
March 31, 2023	23.82	23.82	23.82
April 30, 2023	23.95	23.95	23.95
May 31, 2023	23.91	23.91	23.91
June 30, 2023	24.18	24.18	24.18
July 31, 2023	24.38	24.38	24.38
August 31, 2023	24.50	24.50	24.50
September 30, 2023	24.55	24.55	24.55
October 31, 2023	24.41	24.41	24.41
November 30, 2023	24.49	24.49	24.49
December 31, 2023	24.63	24.63	24.63

Distributions

The Board authorizes and declares monthly distribution amounts per share of Class S shares, Class D shares and Class I shares. The following table presents distributions that were declared during the year ended December 31, 2025:

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2025	January 22, 2025	February 27, 2025	$0.1621	$13,892	$0.1747	$182	$0.1800	$57,637
January 31, 2025	December 23, 2024	February 27, 2025	0.0200	1,714	0.0200	21	0.0200	6,405	(1)
February 28, 2025	February 21, 2025	March 27, 2025	0.1638	14,739	0.1752	183	0.1800	62,318
February 28, 2025	December 23, 2024	March 27, 2025	0.0200	1,800	0.0200	21	0.0200	6,923	(1)
March 31, 2025	March 24, 2025	April 28, 2025	0.1621	15,583	0.1747	186	0.1800	66,593
March 31, 2025	December 23, 2024	April 28, 2025	0.0200	1,896	0.0200	21	0.0200	7,308	(1)
April 30, 2025	April 22, 2025	May 29, 2025	0.1628	16,289	0.1749	192	0.1800	70,701
April 30, 2025	March 24, 2025	May 29, 2025	0.0200	2,001	0.0200	22	0.0200	7,856	(1)
May 31, 2025	May 22, 2025	June 27, 2025	0.1623	16,725	0.1748	196	0.1800	74,897
May 31, 2025	March 24, 2025	June 27, 2025	0.0200	2,061	0.0200	22	0.0200	8,322	(1)
June 30, 2025	June 23, 2025	July 29, 2025	0.1628	17,424	0.1749	215	0.1800	78,164
June 30, 2025	March 24, 2025	July 29, 2025	0.0200	2,141	0.0200	25	0.0200	8,685	(1)
July 31, 2025	July 23, 2025	August 27, 2025	0.1622	17,536	0.1748	224	0.1800	78,999
July 31, 2025	June 23, 2025	August 27, 2025	0.0200	2,162	0.0200	26	0.0200	8,778	(1)
August 31, 2025	August 22, 2025	September 26, 2025	0.1622	18,072	0.1748	240	0.1800	83,177
August 31, 2025	June 23, 2025	September 26, 2025	0.0200	2,228	0.0200	28	0.0200	9,242	(1)
September 30, 2025	September 24, 2025	October 28, 2025	0.1628	18,669	0.1750	268	0.1800	86,755
September 30, 2025	June 23, 2025	October 28, 2025	0.0200	2,293	0.0200	31	0.0200	9,640	(1)
October 31, 2025	October 22, 2025	November 26, 2025	0.1623	18,764	0.1748	279	0.1800	86,939
November 30, 2025	November 24, 2025	December 29, 2025	0.1629	19,266	0.1750	283	0.1800	88,936
December 31, 2025	December 23, 2025	January 29, 2026	0.1624	19,726	0.1748	391	0.1800	91,871
			$2.1307	$224,981	$2.2784	$3,056	$2.3400	$1,000,146

* Totals may not foot due to rounding.

(1) Represents a special distribution.

The following table presents distributions that were declared during the year ended December 31, 2024:

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2024	January 23, 2024	February 28, 2024	$0.1622	$6,206	$0.1748	$69	$0.1800	$25,807
January 31, 2024	December 20, 2023	February 28, 2024	0.0200	765	0.0200	8	0.0200	2,867	(1)
February 29, 2024	February 26, 2024	March 27, 2024	0.1634	6,818	0.1751	82	0.1800	28,229
February 29, 2024	December 20, 2023	March 27, 2024	0.0200	835	0.0200	9	0.0200	3,137	(1)
March 29, 2024	March 21, 2024	April 26, 2024	0.1622	7,606	0.1748	90	0.1800	31,021
March 29, 2024	December 20, 2023	April 26, 2024	0.0200	938	0.0200	10	0.0200	3,447	(1)
April 30, 2024	April 23, 2024	May 29, 2024	0.1627	8,260	0.1749	100	0.1800	33,209
April 30, 2024	March 21, 2024	May 29, 2024	0.0200	1,015	0.0200	11	0.0200	3,690	(1)
May 31, 2024	May 22, 2024	June 27, 2024	0.1621	9,041	0.1747	108	0.1800	35,615
May 31, 2024	March 21, 2024	June 27, 2024	0.0200	1,116	0.0200	10	0.0200	3,959	(1)
June 28, 2024	June 21, 2024	July 29, 2024	0.1627	9,711	0.1749	80	0.1800	39,162
June 28, 2024	March 21, 2024	July 29, 2024	0.0200	1,193	0.0200	11	0.0200	4,350	(1)
July 31, 2024	July 22, 2024	August 27, 2024	0.1621	10,106	0.1747	100	0.1800	41,338
July 31, 2024	June 21, 2024	August 27, 2024	0.0200	1,247	0.0200	12	0.0200	4,594	(1)
August 30, 2024	August 21, 2024	September 26, 2024	0.1621	10,609	0.1747	141	0.1800	45,044
August 30, 2024	June 21, 2024	September 26, 2024	0.0200	1,311	0.0200	16	0.0200	5,003	(1)
September 30, 2024	September 20, 2024	October 29, 2024	0.1626	11,155	0.1749	148	0.1800	47,004
September 30, 2024	June 21, 2024	October 29, 2024	0.0200	1,375	0.0200	17	0.0200	5,219	(1)
October 31, 2024	October 23, 2024	November 26, 2024	0.1620	11,823	0.1747	171	0.1800	48,573
October 31, 2024	September 20, 2024	November 26, 2024	0.0200	1,460	0.0200	20	0.0200	5,398	(1)
November 29, 2024	November 21, 2024	December 27, 2024	0.1626	12,687	0.1749	174	0.1800	52,267
November 29, 2024	September 20, 2024	December 27, 2024	0.0200	1,560	0.0200	20	0.0200	5,822	(1)
December 31, 2024	December 20, 2024	January 29, 2025	0.1621	13,259	0.1747	180	0.1800	54,662
December 31, 2024	September 20, 2024	January 29, 2025	0.0200	1,634	0.0200	21	0.0200	6,076	(1)
			$2.1888	$131,731	$2.3378	$1,610	$2.4000	$535,493

* Totals may not foot due to rounding.

(1) Represents a special distribution.

The following table presents distributions that were declared during the year ended December 31, 2023:

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2023	January 20, 2023	February 24, 2023	$0.1433	$1,631	$0.1551	$18	$0.1600	$13,422
February 28, 2023	February 17, 2023	March 29, 2023	0.1446	1,703	0.1555	18	0.1600	13,675
February 28, 2023	January 20, 2023	March 29, 2023	0.0200	236	0.0200	2	0.0200	1,709	(1)
March 31, 2023	March 24, 2023	April 26, 2023	0.1428	1,803	0.1550	20	0.1600	14,193
March 31, 2023	January 20, 2023	April 26, 2023	0.0200	253	0.0200	3	0.0200	1,774	(1)
April 28, 2023	April 20, 2023	May 26, 2023	0.1434	1,964	0.1551	22	0.1600	14,345
April 28, 2023	January 20, 2023	May 26, 2023	0.0200	274	0.0200	3	0.0200	1,793	(1)
May 31, 2023	May 23, 2023	June 28, 2023	0.1427	2,169	0.1549	22	0.1600	14,759
May 31, 2023	April 20, 2023	June 28, 2023	0.0200	304	0.0200	3	0.0200	1,845	(1)
June 30, 2023	June 23, 2023	July 27, 2023	0.1433	2,392	0.1551	22	0.1600	15,329
June 30, 2023	May 23, 2023	July 27, 2023	0.0200	334	0.0200	3	0.0200	1,916	(1)
July 30, 2023	June 23, 2023	August 29, 2023	0.0200	381	0.0200	3	0.0200	1,945	(1)
July 31, 2023	July 20, 2023	August 29, 2023	0.1425	2,715	0.1549	22	0.1600	15,557
August 31, 2023	August 23, 2023	September 27, 2023	0.1424	2,948	0.1548	25	0.1600	16,333
August 31, 2023	July 20, 2023	September 27, 2023	0.0200	414	0.0200	3	0.0200	2,042	(1)
September 30, 2023	September 25, 2023	October 27, 2023	0.1629	3,888	0.1750	35	0.1800	19,779
October 31, 2023	October 24, 2023	November 29, 2023	0.1623	4,335	0.1748	43	0.1800	20,994
October 31, 2023	September 25, 2023	November 29, 2023	0.0200	534	0.0200	5	0.0200	2,333	(1)
November 30, 2023	November 20, 2023	December 27, 2023	0.1629	4,987	0.1750	47	0.1800	22,572
November 30, 2023	September 25, 2023	December 27, 2023	0.0200	612	0.0200	5	0.0200	2,508	(1)
December 29, 2023	December 20, 2023	January 29, 2024	0.1623	5,619	0.1748	52	0.1800	24,172
December 29, 2023	September 25, 2023	January 29, 2024	0.0200	692	0.0200	6	0.0200	2,686	(1)
			$1.9954	$40,188	$2.1400	$383	$2.2000	$225,680

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

Through December 31, 2025, none of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions.

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the year ended December 31, 2025:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.9199	$194,816	$2.1115	$2,607	$2.1497	$867,805
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	0.2108	30,165	0.1669	449	0.1903	132,341
	$2.1307	$224,981	$2.2784	$3,056	$2.3400	$1,000,146

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

Under the share repurchase plan, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an "Early Repurchase Deduction"). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

The following table presents information with respect to the Company’s share repurchases during the year ended December 31, 2025:

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 17, 2025	5,282,627	1.38%	$24.65	March 31, 2025	$130,147	13,919,523
June 16, 2025	8,418,605	1.83%	$24.60	June 30, 2025	$207,118	14,645,892
September 15, 2025	16,284,065	3.05%	$24.52	September 30, 2025	$399,191	10,420,646
December 15, 2025	28,227,216	4.85%	$24.40	December 31, 2025	$688,667	865,283

(1) Percentage is based on total shares as of the close of the previous calendar quarter.

(2) All repurchase requests were satisfied in full.

(3) Amounts shown net of Early Repurchase Deduction.

The following table presents information with respect to the Company’s share repurchases during the year ended December 31, 2024:

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 15, 2024	5,079,296	3.03%	$24.85	March 31, 2024	$126,101	3,293,303
June 13, 2024	1,612,752	0.75%	$24.90	June 30, 2024	$40,110	9,120,695
September 13, 2024	2,731,316	0.99%	$24.94	September 30, 2024	$68,083	11,073,199
December 16, 2024	2,513,327	0.77%	$24.86	December 31, 2024	$62,448	13,879,590

(1) Percentage is based on total shares as of the close of the previous calendar quarter.

(2) All repurchase requests were satisfied in full.

(3) Amounts shown net of Early Repurchase Deduction.

The following table presents information with respect to the Company’s share repurchases during the year ended December 31, 2023:

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 15, 2023	5,512,759	5.94%	$23.82	March 31, 2023	$131,283	—
June 14, 2023	3,630,463	3.78%	$24.18	June 30, 2023	$87,781	1,167,048
September 14, 2023	1,991,895	1.83%	$24.55	September 30, 2023	$48,895	3,458,546
December 4, 2023	1,758,057	1.33%	$24.63	December 31, 2023	$43,291	4,839,926

(1) Percentage is based on total shares as of the close of the previous calendar quarter.

(2) All repurchase requests were satisfied in full.

(3) Amounts shown net of Early Repurchase Deduction.

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2025 and 2024, the Company had the following unfunded commitments to its portfolio companies:

	December 31, 2025	December 31, 2024
Unfunded revolver obligations, bridge loan and backstop commitments (1)	$1,605,154	$1,091,693
Standby letters of credit issued and outstanding (2)	20,988	6,805
Unfunded delayed draw loan commitments (3)	3,065,690	1,324,792
Total Unfunded Commitments (4)	$4,691,832	$2,423,290
(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2025, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of December 31, 2025 and 2024, the bridge loan and backstop commitments included in the balances were $239,110 and $447,160.
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

Organizational and Offering Costs

The Adviser agreed to bear all of the Company’s organization and offering expenses through the date on which the Company broke escrow for the initial offering of its Common Shares. The Company is obligated to reimburse the Adviser for such expenses incurred upon breaking escrow for our offering. The total organization and offering costs incurred for the years ended December 31, 2025, 2024 and 2023 were $532, $721 and $38, respectively.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business.

On March 14, 2023, certain First Lien and Second Lien holders of debt issued by Mitel filed a complaint in New York State Court captioned Ocean Trails CLO VII et al v. MLN TopCo Ltd., et al, Index No. 651327/2023, against certain other First Lien and Second Lien debt holders, as well as the Company, alleging, among other things, that the defendant lenders breached the terms of their lending agreements and the New York Uniform Voidable Transfer Act in connection with certain amendments to the relevant documents governing the debt. On December 5, 2023, the trial court granted defendants’ motions to dismiss in part and denied them in part. The plaintiffs and defendants appealed the courts’ motion to dismiss ruling to the intermediate New York State appellate court. On December 31, 2024, the intermediate New York State appellate court dismissed the entire case, including all claims against the Company. On January 30, 2025, plaintiffs filed a motion for leave to appeal the intermediate New York State appellate court’s ruling to the New York Court of Appeals. That motion was held in abeyance following Mitel’s filing of voluntary Chapter 11 bankruptcy petitions in the U.S. Bankruptcy Court for the Southern District of Texas. Plaintiffs and defendants memorialized settlement of the litigation in Mitel’s Chapter 11 plan of reorganization and related bankruptcy documentation. The effective date for Mitel’s plan of reorganization occurred on June 20, 2025. Pursuant to the settlement, the parties have submitted both (i) a stipulated request for withdrawal of the plaintiffs’ motion for leave to appeal to the New York Court of Appeals and (ii) a joint request to the trial court for the clerk to enter final judgment, dismissing with prejudice all claims and crossclaims. The request for withdrawal of the plaintiffs’ motion for leave to appeal has been granted and the trial court has directed the clerk to enter judgement in the case.

Management is not aware of any pending or threatened material litigation as of December 31, 2025 other than the matter disclosed above.

Note 9. Income Taxes

For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The final determination of the tax character of distributions will not be made until we file our tax return for each tax year and the tax characteristics of all distributions will be reported to shareholders on Form 1099 after the end of each calendar year. The tax character of distributions paid to shareholders and taxable during the tax years ended December 31, 2025, 2024, and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Ordinary income	$1,175,845	$658,923	$266,251
Capital gains	5,731	9,911	—
Return of capital	—	—	—
Total distributions paid to shareholders	$1,181,576	$668,834	$266,251

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

The following table reconciles the net increase in net assets resulting from operations to taxable income for the tax years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Net increase (decrease) in net assets resulting from operations	$991,153	$711,174	$425,537
Adjustments:
Net realized losses (gains)	159,446	(49,217)	13,783
Net change in unrealized losses (gains)	(85,372)	13,003	(129,990)
Income not currently taxable	—	—	—
Income (loss) recognized for tax but not book	(19,079)	(24,498)	(794)
Expenses not currently deductible	(602)	4,325	4,351
Expenses incurred for tax but not book	(62)	(62)	(62)
Realized gain/loss differences (1)	—	—	—
Taxable income before deductions for distributions	$1,045,484	$654,725	$312,825

(1) These pertain to book income/losses treated as capital gains/losses for tax purposes or book realized gains/losses treated as ordinary income/losses for tax purposes.

The following table shows the components of accumulated losses on a tax basis for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Undistributed ordinary income	$—	$76,967	$75,215
Undistributed long-term capital gains	—	1,297	—
Capital loss carryforward	—	—	(21,487)
Post October capital loss deferral	(13,420)	—	—
Late year ordinary loss deferral	—	(3,192)	—
Unrealized appreciation (depreciation)	(84,138)	17,646	(7,675)
Total accumulated under-distributed (over-distributed) earnings	$(97,558)	$92,718	$46,053

During the year ended December 31, 2025, the Company utilized $0 of capital loss carryforward. During the year ended December 31, 2024, the Company utilized $(21,487) of capital loss carryforward. As of December 31, 2023, the Company had a short-term capital loss carryforward of $12,017 and long-term capital loss carryforward of $9,470.

For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year.

As of December 31, 2025, the Company deferred $0 late-year ordinary losses which are deemed to arise on January 1, 2026. As of December 31, 2024, the Company deferred $3,192 late-year ordinary losses which are deemed to arise on January 1, 2025. As of December 31, 2023, the Company deferred no late-year ordinary losses which are deemed to arise on January 1, 2024.

As of December 31, 2025, the Company deferred $13,420 post-October capital losses which are deemed to arise on January 1, 2026. As of December 31, 2024, the Company did not defer any post-October capital loss deemed to arise on January 1, 2025. As of December 31, 2023, the Company did not defer any post-October capital loss deemed to arise on January 1, 2024.

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

As of December 31, 2025, we adjusted accumulated net realized loss by $142,843 to $(14,385), over-distributed net investment income by $(143,445) to $(202,834), and paid-in capital in excess of par by $601 to $14,909,068. Total earnings and net asset value were not affected.

As of December 31, 2024, we adjusted accumulated net realized loss by $(22,590) to $2,218, under-distributed net investment income by $26,914 to $103,566, and paid-in capital in excess of par by $(4,325) to $9,449,937. Total earnings and net asset value were not affected.

As of December 31, 2023, we adjusted accumulated net realized loss by $8,785 to $(24,409), under-distributed net investment income by $(5,368) to $70,679, and paid-in capital in excess of par by $(3,417) to $4,075,968. Total earnings and net asset value were not affected.

To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the year ended December 31, 2025, $0 was recorded for U.S. federal excise tax. For the year ended December 31, 2024, $2,689 was recorded for U.S. federal excise tax. For the year ended December 31, 2023, $2,757 was recorded for U.S. federal excise tax. All respective amounts are included in other general and administrative expenses on the Company's Consolidated Statements of Operations.

Note 10. Financial Highlights

The following are the financial highlights for the years ended December 31, 2025, 2024,2023 and 2022:

	Year Ended December 31, 2025

	Class S	Class D	Class I
Per Share Data:
Net asset value at beginning of period	$24.86	$24.86	$24.86
Net investment income (1)	1.84	2.00	2.02
Net unrealized and realized gains (losses) (2)	(0.38)	(0.35)	(0.33)
Net increase (decrease) in net assets resulting from operations	1.46	1.65	1.69
Distribution declared (3)
Net investment income	(1.92)	(2.11)	(2.15)
Net realized gains	—	—	—
Distributions in excess of net investment income	(0.21)	(0.17)	(0.19)
Net asset value at end of period	$24.40	$24.40	$24.40

Total return (4)	7.02%	7.66%	7.93%
Shares outstanding, end of period	118,552,219	1,651,023	485,018,391
Weighted average shares outstanding	106,004,672	1,302,162	429,440,737
Ratio/Supplemental Data
Net assets at end of period	$2,893,219	$40,293	$11,836,696
Annualized ratio of net expenses to average net assets (5)	7.20%	6.41%	6.28%
Annualized ratio of net investment income to average net assets (5)	7.47%	8.14%	8.21%
Portfolio turnover rate	40.67%	40.67%	40.67%
Asset coverage per unit (9)	2,552	2,552	2,552

	Year Ended December 31, 2024

	Class S	Class D	Class I
Per Share Data:
Net asset value at beginning of period	$24.63	$24.63	$24.63
Net investment income (1)	2.21	2.39	2.42
Net unrealized and realized gains (losses) (2)	0.17	0.14	0.18
Net increase (decrease) in net assets resulting from operations	2.38	2.53	2.60
Distribution declared (3)
Net investment income	(2.15)	(2.30)	(2.37)
Net realized gains	(0.03)	(0.03)	(0.03)
Distributions in excess of net investment income	—	—	—
Net asset value at end of period	$24.86	$24.86	$24.86

Total return (4)	10.20%	10.86%	11.13%
Shares outstanding, end of period	81,193,852	1,029,046	301,820,104
Weighted average shares outstanding	60,256,124	691,140	223,341,802
Ratio/Supplemental Data
Net assets at end of period	$2,018,307	$25,580	$7,502,609
Annualized ratio of net expenses to average net assets (5)	8.19%	7.39%	7.34%
Annualized ratio of net investment income to average net assets (5)	8.88%	9.59%	9.73%
Portfolio turnover rate	33.84%	33.84%	33.84%
Asset coverage per unit (9)	2,911	2,911	2,911

	Year Ended December 31, 2023

	Class S	Class D	Class I
Per Share Data:
Net asset value at beginning of period	$23.20	$23.20	$23.20
Net investment income (1)	2.37	2.55	2.57
Net unrealized and realized gains (losses) (2)	1.06	1.02	1.06
Net increase (decrease) in net assets resulting from operations	3.43	3.57	3.63
Distribution declared (3)	(2.00)	(2.14)	(2.20)
Net asset value at end of period	$24.63	$24.63	$24.63

Total return (4)	15.23%	15.92%	16.20%
Shares outstanding, end of period	34,568,776	298,321	132,584,890
Weighted average shares outstanding	19,793,694	176,105	101,835,717
Ratio/Supplemental Data
Net assets at end of period	$851,296	$7,346	$3,265,054
Annualized ratio of net expenses to average net assets (5)	10.07%	9.36%	9.32%
Annualized ratio of net investment income to average net assets (5)	9.80%	10.55%	10.66%
Portfolio turnover rate	37.90%	37.90%	37.90%
Asset coverage per unit (9)	2,553	2,553	2,553

	Year Ended December 31, 2022

	Class S (6)	Class D (7)	Class I (8)
Per Share Data:
Net asset value at beginning of period	$25.04	$22.87	$25.00
Net investment income (1)	1.83	1.15	2.06
Net unrealized and realized gains (losses) (2)	(2.27)	0.03	(2.17)
Net increase (decrease) in net assets resulting from operations	(0.44)	1.18	(0.11)
Distribution declared (3)	(1.40)	(0.85)	(1.69)
Net asset value at end of period	$23.20	$23.20	$23.20

Total return (4)	(1.67)%	5.23%	(0.34)%
Shares outstanding, end of period	10,827,739	106,943	81,943,071
Weighted average shares outstanding	6,431,670	61,570	65,940,873
Ratio/Supplemental Data
Net assets at end of period	$251,223	$2,481	$1,901,229
Annualized ratio of net expenses to average net assets (5)	8.14%	9.19%	6.06%
Annualized ratio of net investment income to average net assets (5)	8.54%	9.86%	8.85%
Portfolio turnover rate	48.93%	48.93%	48.93%
Asset coverage per unit (9)	1,992	1,992	1,992

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
(4)
Total return is calculated as the change in net asset value ("NAV") per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share (which for the purposes of this calculation is equal to the net offering price in effect at that time). An investment in the Company is subject to maximum upfront sales load of 3.5% and 1.5% for Class S shares and Class D shares, respectively, of the offering price, which will reduce the amount of capital available for investment. Class I shares are not subject to upfront sales load. Total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses. Total return is not annualized.
(5)
For the year ended December 31, 2025, amounts are annualized. Operating expenses may vary in the future based on the amount of capital raised and the Adviser’s election to receive expense support, if any. For the year ended December 31, 2024, amounts are annualized except for organizational costs and management fee and income based incentive fee waivers by the Adviser. For the year ended December 31, 2024, the total operating expenses to average net assets were 8.19%, 7.39% and 7.34%, for Class S shares, Class D shares and Class I shares, respectively, prior to management fee waivers and expense support provided by the Adviser. Similarly, for the year ended December 31, 2023 and December 31, 2022, the total operating expenses to average net assets were 10.07%, 9.36% and 9.32% and 8.04%, 4.69%, and 7.07% respectively. Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables.

(6)
Class S shares were first issued on February 1, 2022.
(7)
Class D shares were first issued on July 1, 2022.
(8)
Class I shares were first issued on January 7, 2022 (commencement of operations).
(9)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of the years ended December 31, 2025, 2024, 2023, and 2022 the Company's asset coverage was 255.2%, 291.1%, 255.3% and 199.2%, respectively.

Note 11. Senior Securities Table

Information about our senior securities (including debt securities and other indebtedness) is shown in the following table for the fiscal years ended December 31, 2025, 2024, 2023 and 2022. The report of our independent registered public accounting firm covering the total amount of senior securities outstanding as of December 31, 2025, 2024, 2023 and 2022 is included elsewhere in this Annual Report.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value Per Unit (4)
Revolving Credit Facility
Fiscal Year Ended December 31, 2025	$272,197	$2,552	$—	N/A (5)
Fiscal Year Ended December 31, 2024	469,660	2,913	—	N/A (5)
Fiscal Year Ended December 31, 2023	614,523	2,553	—	N/A (5)
Fiscal Year Ended December 31, 2022	976,462	1,992	—	N/A (5)
Cardinal Funding LLC
Fiscal Year Ended December 31, 2025	$1,200,000	$2,552	$—	N/A
Fiscal Year Ended December 31, 2024	664,900	2,913	—	N/A
Fiscal Year Ended December 31, 2023	601,961	2,553	—	N/A (5)
Fiscal Year Ended December 31, 2022	498,731	1,992	—	N/A (5)
Grouse Funding LLC
Fiscal Year Ended December 31, 2025	$500,000	$2,552	$—	N/A
Fiscal Year Ended December 31, 2024	187,500	2,913	—	N/A
Fiscal Year Ended December 31, 2023	187,500	2,553	—	N/A
Fiscal Year Ended December 31, 2022	158,000	1,992	—	N/A
Mallard Funding LLC
Fiscal Year Ended December 31, 2025	$900,000	$2,552	$—	N/A
Fiscal Year Ended December 31, 2024	378,900	2,913	—	N/A
Fiscal Year Ended December 31, 2023	386,803	2,553	—	N/A (5)
Fiscal Year Ended December 31, 2022	416,395	1,992	—	N/A (5)
Merlin Funding LLC
Fiscal Year Ended December 31, 2025	$—	$—	$—	N/A
Fiscal Year Ended December 31, 2024	—	—	—	N/A
Fiscal Year Ended December 31, 2023	15,000	2,553	—	N/A
Fiscal Year Ended December 31, 2022	—	—	—	N/A
Warbler Funding LLC
Fiscal Year Ended December 31, 2025	$500,000	$2,552	$—	N/A
Fiscal Year Ended December 31, 2024	—	—	—	N/A
Fiscal Year Ended December 31, 2023	—	—	—	N/A
Fiscal Year Ended December 31, 2022	—	—	—	N/A
Toucan Funding LLC
Fiscal Year Ended December 31, 2025	$400,000	$2,552	$—	N/A
Fiscal Year Ended December 31, 2024	—	—	—	N/A
Fiscal Year Ended December 31, 2023	—	—	—	N/A
Fiscal Year Ended December 31, 2022	—	—	—	N/A

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value Per Unit (4)
December 2025 Notes
Fiscal Year Ended December 31, 2025	$—	$—	$—	N/A
Fiscal Year Ended December 31, 2024	62,000	2,913	—	N/A
Fiscal Year Ended December 31, 2023	62,000	2,553	—	N/A
Fiscal Year Ended December 31, 2022	62,000	1,992	—	N/A
January 2026 Notes
Fiscal Year Ended December 31, 2025	$—	$—	$—	N/A
Fiscal Year Ended December 31, 2024	38,000	2,913	—	N/A
Fiscal Year Ended December 31, 2023	38,000	2,553	—	N/A
Fiscal Year Ended December 31, 2022	—	—	—	N/A
December 2027 Notes
Fiscal Year Ended December 31, 2025	$82,000	$2,552	$—	N/A
Fiscal Year Ended December 31, 2024	82,000	2,913	—	N/A
Fiscal Year Ended December 31, 2023	82,000	2,553	—	N/A
Fiscal Year Ended December 31, 2022	82,000	1,992	—	N/A
January 2028 Notes
Fiscal Year Ended December 31, 2025	$18,000	$2,552	$—	N/A
Fiscal Year Ended December 31, 2024	18,000	2,913	—	N/A
Fiscal Year Ended December 31, 2023	18,000	2,553	—	N/A
Fiscal Year Ended December 31, 2022	—	—	—	N/A
September 2026 Notes
Fiscal Year Ended December 31, 2025	$226,000	$2,552	$—	N/A
Fiscal Year Ended December 31, 2024	226,000	2,913	—	N/A
Fiscal Year Ended December 31, 2023	226,000	2,553	—	N/A
Fiscal Year Ended December 31, 2022	—	—	—	N/A
September 2028 Notes
Fiscal Year Ended December 31, 2025	$325,000	$2,552	$—	N/A
Fiscal Year Ended December 31, 2024	325,000	2,913	—	N/A
Fiscal Year Ended December 31, 2023	325,000	2,553	—	N/A
Fiscal Year Ended December 31, 2022	—	—	—	N/A
September 2026 Euronotes
Fiscal Year Ended December 31, 2025	$105,768	$2,552	$—	N/A (5)
Fiscal Year Ended December 31, 2024	93,226	2,913	—	N/A (5)
Fiscal Year Ended December 31, 2023	99,356	2,553	—	N/A (5)
Fiscal Year Ended December 31, 2022	—	—	—	N/A (5)

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value Per Unit (4)
2029 Notes
Fiscal Year Ended December 31, 2025	$1,000,000	$2,552	$—	N/A
Fiscal Year Ended December 31, 2024	—	—	—	N/A
Fiscal Year Ended December 31, 2023	—	—	—	N/A
Fiscal Year Ended December 31, 2022	—	—	—	N/A
2031 Notes
Fiscal Year Ended December 31, 2025	$1,000,000	$2,552	$—	N/A
Fiscal Year Ended December 31, 2024	—	—	—	N/A
Fiscal Year Ended December 31, 2023	—	—	—	N/A
Fiscal Year Ended December 31, 2022	—	—	—	N/A
2032 Notes
Fiscal Year Ended December 31, 2025	$500,000	$2,552	$—	N/A
Fiscal Year Ended December 31, 2024	—	—	—	N/A
Fiscal Year Ended December 31, 2023	—	—	—	N/A
Fiscal Year Ended December 31, 2022	—	—	—	N/A
2030 Notes
Fiscal Year Ended December 31, 2025	$500,000	$2,552	$—	N/A
Fiscal Year Ended December 31, 2024	—	—	—	N/A
Fiscal Year Ended December 31, 2023	—	—	—	N/A
Fiscal Year Ended December 31, 2022	—	—	—	N/A
2028 Notes
Fiscal Year Ended December 31, 2025	$400,000	$2,552	$—	N/A
Fiscal Year Ended December 31, 2024	—	—	—	N/A
Fiscal Year Ended December 31, 2023	—	—	—	N/A
Fiscal Year Ended December 31, 2022	—	—	—	N/A
Class A-1 Notes
Fiscal Year Ended December 31, 2025	$450,000	$2,552	$—	N/A
Fiscal Year Ended December 31, 2024	—	—	—	N/A
Fiscal Year Ended December 31, 2023	—	—	—	N/A
Fiscal Year Ended December 31, 2022	—	—	—	N/A
2025 Class A-1a Notes
Fiscal Year Ended December 31, 2025	$215,000	$2,552	$—	N/A
Fiscal Year Ended December 31, 2024	—	—	—	N/A
Fiscal Year Ended December 31, 2023	—	—	—	N/A
Fiscal Year Ended December 31, 2022	—	—	—	N/A

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value Per Unit (4)
2025 Class A-1a-L1 Loans
Fiscal Year Ended December 31, 2025	$25,000	$2,552	$—	N/A
Fiscal Year Ended December 31, 2024	—	—	—	N/A
Fiscal Year Ended December 31, 2023	—	—	—	N/A
Fiscal Year Ended December 31, 2022	—	—	—	N/A
2025 Class A-1a-L2 Loans
Fiscal Year Ended December 31, 2025	$50,000	$2,552	$—	N/A
Fiscal Year Ended December 31, 2024	—	—	—	N/A
Fiscal Year Ended December 31, 2023	—	—	—	N/A
Fiscal Year Ended December 31, 2022	—	—	—	N/A
2025 Class A-1b Notes
Fiscal Year Ended December 31, 2025	$10,000	$2,552	$—	N/A
Fiscal Year Ended December 31, 2024	—	—	—	N/A
Fiscal Year Ended December 31, 2023	—	—	—	N/A
Fiscal Year Ended December 31, 2022	—	—	—	N/A
2025 Class A-1b Loans
Fiscal Year Ended December 31, 2025	$10,000	$2,552	$—	N/A
Fiscal Year Ended December 31, 2024	—	—	—	N/A
Fiscal Year Ended December 31, 2023	—	—	—	N/A
Fiscal Year Ended December 31, 2022	—	—	—	N/A
2025 Class A-2 Notes
Fiscal Year Ended December 31, 2025	$20,000	$2,552	$—	N/A
Fiscal Year Ended December 31, 2024	—	—	—	N/A
Fiscal Year Ended December 31, 2023	—	—	—	N/A
Fiscal Year Ended December 31, 2022	—	—	—	N/A
ADS CLO 2 Class A-1 Notes
Fiscal Year Ended December 31, 2025	$300,000	$2,552	$—	N/A
Fiscal Year Ended December 31, 2024	—	—	—	N/A
Fiscal Year Ended December 31, 2023	—	—	—	N/A
Fiscal Year Ended December 31, 2022	—	—	—	N/A
ADS CLO 2 Class A-2 Notes
Fiscal Year Ended December 31, 2025	$30,000	$2,552	$—	N/A
Fiscal Year Ended December 31, 2024	—	—	—	N/A
Fiscal Year Ended December 31, 2023	—	—	—	N/A
Fiscal Year Ended December 31, 2022	—	—	—	N/A

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value Per Unit (4)
ADL CLO 2 Class A-1a-L1 Loans
Fiscal Year Ended December 31, 2025	$398,500	$2,552	$—	N/A
Fiscal Year Ended December 31, 2024	—	—	—	N/A
Fiscal Year Ended December 31, 2023	—	—	—	N/A
Fiscal Year Ended December 31, 2022	—	—	—	N/A
ADL CLO 2 Class A-1a-L2 Loans
Fiscal Year Ended December 31, 2025	$7,500	$2,552	$—	N/A
Fiscal Year Ended December 31, 2024	—	—	—	N/A
Fiscal Year Ended December 31, 2023	—	—	—	N/A
Fiscal Year Ended December 31, 2022	—	—	—	N/A
ADL CLO 2 Class A-1b Notes
Fiscal Year Ended December 31, 2025	$14,000	$2,552	$—	N/A
Fiscal Year Ended December 31, 2024	—	—	—	N/A
Fiscal Year Ended December 31, 2023	—	—	—	N/A
Fiscal Year Ended December 31, 2022	—	—	—	N/A
ADL CLO 2 Class A-1b Loans
Fiscal Year Ended December 31, 2025	$14,000	$2,552	$—	N/A
Fiscal Year Ended December 31, 2024	—	—	—	N/A
Fiscal Year Ended December 31, 2023	—	—	—	N/A
Fiscal Year Ended December 31, 2022	—	—	—	N/A
ADL CLO 2 Class A-2 Notes
Fiscal Year Ended December 31, 2025	$30,000	$2,552	$—	N/A
Fiscal Year Ended December 31, 2024	—	—	—	N/A
Fiscal Year Ended December 31, 2023	—	—	—	N/A
Fiscal Year Ended December 31, 2022	—	—	—	N/A
ADL CLO 2 Class A-2 Loans
Fiscal Year Ended December 31, 2025	$12,000	$2,552	$—	N/A
Fiscal Year Ended December 31, 2024	—	—	—	N/A
Fiscal Year Ended December 31, 2023	—	—	—	N/A
Fiscal Year Ended December 31, 2022	—	—	—	N/A

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

January Subscriptions and Distribution Declaration

On January 1, 2026, the Company issued and sold 12,086,069 shares (consisting of 10,588,165 Class I shares, 1,474,343 Class S shares and 23,561 Class D shares at an offering price of $24.40 per share for the Class I shares, Class S shares and Class D shares), and the Company received approximately $295 million as payment for such shares.

On January 23, 2026, the Company's Board declared distributions of $0.1624 per Class S share, $0.1748 per Class D share and $0.1800 per Class I share which is payable on or around February 27, 2026 to shareholders of record as of January 30, 2026.

February Subscriptions and Distribution Declaration

On February 1, 2026, the Company issued and sold 6,148,545 shares (consisting of 4,499,780 Class I shares, 1,620,747 Class S shares and 28,018 Class D shares at an offering price of $24.34 per share for the Class I shares, Class S shares and Class D shares), and the Company received approximately $150 million as payment for such shares.

On February 23, 2026, the Company's Board declared distributions of $0.1641 per Class S share, $0.1753 per Class D share and $0.1800 per Class I share which is payable on or around March 26, 2026 to shareholders of record as of February 27, 2026.

2031 Notes Issued January 2026

On January 23, 2026, the Company and the Trustee entered into a Sixth Supplemental Indenture (the "Sixth Supplemental Indenture" and, together with the Base Indenture, the "January 2026 Indenture") related to the $750 million in aggregate principal amount of its 5.70% notes due 2031 (the "2031 Notes II"), which supplements that certain Base Indenture, dated as of March 21, 2024 (as may be further amended, supplemented or otherwise modified from time to time, the "Base Indenture").

The 2031 Notes II will mature on January 23, 2031 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the January 2026 Indenture. The 2031 Notes II bear interest at a rate of 5.70% per year payable semi-annually on January 23 and July 23 of each year, commencing on July 23, 2026. The 2031 Notes II are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2031 Notes II, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

Warbler Funding LLC

On February 10, 2026, Warbler Funding, a wholly owned subsidiary of the Company, entered into Amendment No. 1 (the "First Warbler Funding Loan and Security Agreement Amendment") to the Warbler Funding Loan and Security Agreement, dated as of October 10, 2025, by and among Warbler Funding, as borrower, the Company, as collateral manager and as equityholder, the lenders from time to time parties thereto, Wells Fargo Bank, National Association, as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent.

The First Warbler Funding Loan and Security Agreement Amendment amends the Warbler Funding Loan and Security Agreement to (i) increase the maximum facility amount from $500 million to $1,000 million and (ii) increase the minimum equity amount from $175 million to $300 million.

Senior Secured Facility

On March 6, 2026, commitments under the Senior Secured Facility increased from $3.453 billion to $3.828 billion.

Bald Eagle Funding LLC

On March 9, 2026 (the "Bald Eagle Closing Date"), Bald Eagle Funding LLC ("Bald Eagle Funding"), a Delaware limited liability company and newly formed wholly-owned subsidiary of the Company, entered into a credit agreement (the "Bald Eagle Funding Credit Agreement"), with Bald Eagle Funding, as borrower, Bank of America, N.A., as administrative agent (the "Administrative Agent"), Citibank, N.A., as collateral agent and collateral custodian, Virtus Group, LP, as collateral administrator and the lenders party thereto. From time to time Bald Eagle Funding expects to use amounts borrowed under the Bald Eagle Funding Credit Agreement to acquire eligible assets from the Company composed primarily of first priority corporate loans, which may be pledged as collateral for future collateralized loan obligation transactions managed by the Company or its affiliates. The Company retains a residual interest in assets acquired by Bald Eagle Funding through its ownership of the limited liability company interests in Bald Eagle Funding.

The maximum principal amount of the Bald Eagle Funding Credit Agreement, which can be drawn upon by Bald Eagle Funding subject to certain conditions in the Bald Eagle Funding Credit Agreement, is $500 million as of the Bald Eagle Closing Date. Unless otherwise terminated or extended, the Bald Eagle Funding Credit Agreement will mature on the date which is three years after the Bald Eagle Closing Date. Pursuant to a security agreement dated as of the Bald Eagle Closing Date, by and between Bald Eagle Funding, as pledgor, and the Administrative Agent (the "Bald Eagle Funding Security Agreement"), Bald Eagle Funding pledged its assets to the Administrative Agent. The assets pledged to the Administrative Agent pursuant to the Bald Eagle Funding Security Agreement will not be available to pay the debts of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the 1934 Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Item 9B. Other Information

During the fiscal year ended December 31, 2025, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

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

4.4	Registration Rights Agreement, dated as of November 5, 2025, relating to the Notes, by and among the Fund and BNP Paribas Securities Corp., as the representative of the Initial Purchasers. (5)
4.5	Fifth Supplemental Indenture, dated as of December 8, 2025, relating to the 5.200% Notes due 2028, by and between the Fund and U.S. Bank Trust Company, National Association, as trustee. (6)
4.6	Form of 5.200% Notes due 2028 (incorporated by reference to Exhibit 4.5 hereto).
4.7

Registration Rights Agreement, dated as of December 8, 2025, relating to the Notes, by and among the Fund and Citigroup Global Markets Inc., Morgan Stanley & Co. LLC, SMBC Nikko Securities America, Inc. and Wells Fargo Securities, LLC, as the representatives of the Initial Purchasers. (7)

4.8	Sixth Supplemental Indenture, dated as of January 23, 2026, relating to the 5.700% Notes due 2031, by and between the Fund and U.S. Bank Trust Company, National Association, as trustee. (8)
4.9	Form of 5.700% Notes due 2031 (incorporated by reference to Exhibit 4.8 hereto).
4.10

Registration Rights Agreement, dated as of January 23, 2026, relating to the Notes, by and among the Fund and BofA Securities, Inc., BNP Paribas Securities Corp., J. P. Morgan Securities LLC, and Morgan Stanley & Co. LLC as the representatives of the Initial Purchasers. (9)

10.1

Credit Agreement, dated March 25, 2025, Barn Owl Funding LLC, as borrower, Apollo Debt Solutions BDC, in its capacities as collateral manager and subordinated investor and Bank of America, N.A., as lender. (10)

10.2	Warehouse Collateral Management Agreement, dated March 25, 2025, by and between Barn Owl Funding LLC, as borrower and Apollo Debt Solutions BDC, as collateral manager. (11)
10.3	Loan Sale and Contribution Agreement, dated March 25, 2025, by and between Barn Owl Funding LLC, as buyer and Apollo Debt Solutions BDC, as seller. (12)
10.4

First Amendment to Credit Agreement, dated April 8, 2025, Barn Owl Funding LLC, as borrower, Apollo Debt Solutions BDC, in its capacities as subordinated investor and collateral manager, and Bank of America, N.A., as Lender. (13)

10.5

Purchase and Placement Agreement, dated as of May 28, 2025, by and among ADL CLO 1 LLC, as issuer, BNP Paribas Securities Corp., as initial purchaser and Apollo Global Securities, LLC, as co-placement agent. (14)

10.6	Indenture, dated as of May 28, 2025, by and between ADL CLO 1 LLC, as issuer and U.S. Bank Trust Company, National Association, as collateral trustee. (15)
10.7

Class A-1a-L1 Credit Agreement, dated as of May 28, 2025, by and among ADL CLO 1 LLC, as borrower, U.S. Bank Trust Company, National Association, as loan agent and collateral trustee and the lenders party thereto. (16)

10.8

Class A-1a-L2 Credit Agreement, dated as of May 28, 2025, by and among ADL CLO 1 LLC, as borrower, U.S. Bank Trust Company, National Association, as loan agent and collateral trustee and the lenders party thereto. (17)

10.9

Class A-1b Credit Agreement, dated as of May 28, 2025, by and among ADL CLO 1 LLC, as borrower, U.S. Bank Trust Company, National Association, as loan agent and collateral trustee and the lenders party thereto. (18)

10.10	Collateral Management Agreement, dated as of May 28, 2025, by and between ADL CLO 1 LLC, as issuer, and Apollo Debt Solutions BDC, as collateral manager. (19)
10.11	Master Loan Sale Agreement, dated as of May 28, 2025, by and among Apollo Debt Solutions BDC, as transferor, ADL CLO 1 Depositor LLC, as retention holder and ADL CLO 1 LLC, as issuer. (20)

10.12

Second Amendment to Credit Agreement, dated June 2, 2025, Barn Owl Funding LLC, as borrower, Apollo Debt Solutions BDC, in its capacities as subordinated investor and collateral manager, and Bank of America, N.A., as Lender. (21)

10.13

Third Amended and Restated Senior Secured Revolving Credit Agreement, dated as of August 12, 2025, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. (22)

10.14

Note Purchase and Placement Agreement, dated as of August 12, 2025, by and among ADS CLO 2 LLC, as issuer, BofA Securities, Inc., as initial purchaser and Apollo Global Securities, LLC, as placement agent. (23)

10.15	Indenture, dated as of August 12, 2025, by and between ADS CLO 2 LLC, as issuer and U.S. Bank Trust Company, National Association, as trustee. (24)
10.16	Collateral Management Agreement, dated as of August 12, 2025, by and between ADS CLO 2 LLC, as issuer, and the Company, as collateral manager. (25)
10.17	Master Loan Sale Agreement, dated as of August 12, 2025, by and among the Company, as transferor, ADS CLO 2 Depositor LLC, as retention holder and ADS CLO 2 LLC, as issuer. (26)
10.18

Loan and Security Agreement, dated as of October 10, 2025, by and between Warbler Funding LLC, a subsidiary of Apollo Debt Solutions BDC, with Wells Fargo Bank, National Association, as administrative agent. (27)

10.19	Loan Sale Agreement, dated as of October 10, 2025, by and between Warbler Funding LLC and Apollo Debt Solutions BDC. (28)
10.20

Placement Agency Agreement, dated as of October 29, 2025, by and among ADL CLO 2 LLC, as issuer, RBC Capital Markets, LLC, as placement agent and Apollo Global Securities, LLC, as co-placement agent. (29)

10.21	Indenture, dated as of October 29, 2025, by and between ADL CLO 2 LLC, as issuer and U.S. Bank Trust Company, National Association, as collateral trustee. (30)
10.22

Class A-1a-L1 Credit Agreement, dated as of October 29, 2025, by and among ADL CLO 2 LLC, as borrower, U.S. Bank Trust Company, National Association, as loan agent and collateral trustee and the lenders party thereto. (31)

10.23

Class A-1a-L2 Credit Agreement, dated as of October 29, 2025, by and among ADL CLO 2 LLC, as borrower, U.S. Bank Trust Company, National Association, as loan agent and collateral trustee and the lenders party thereto. (32)

10.24

Class A-1b Credit Agreement, dated as of October 29, 2025, by and among ADL CLO 2 LLC, as borrower, U.S. Bank Trust Company, National Association, as loan agent and collateral trustee and the lenders party thereto. (33)

10.25

Class A-2 Credit Agreement, dated as of October 29, 2025, by and among ADL CLO 2 LLC, as borrower, U.S. Bank Trust Company, National Association, as loan agent and collateral trustee and the lenders party thereto. (34)

10.26	Collateral Management Agreement, dated as of October 29, 2025, by and between ADL CLO 2 LLC, as issuer, and Apollo Debt Solutions BDC, as collateral manager. (35)
10.27	Master Loan Sale Agreement, dated as of October 29, 2025, by and among Apollo Debt Solutions BDC, as transferor, ADL CLO 2 Depositor LLC, as retention holder and ADL CLO 2 LLC, as issuer. (36)
10.28

Sixth Amendment to Loan and Servicing Agreement and First Amendment to Purchase and Sale Agreement, dated as of November 25, 2025, by and between Mallard Funding LLC, as borrower, Apollo Debt Solutions BDC, as servicer and as transferor, Morgan Stanley Senior Funding, Inc., as administrative agent and The Bank of New York Mellon Trust Company, National Association, as collateral agent, collateral custodian and account bank. (37)

10.29

Amendment No. 7 to the Credit and Security Agreement, dated as of December 8, 2025, by and among Cardinal Funding LLC, a subsidiary of Apollo Debt Solutions BDC, as borrower, Apollo Debt Solutions BDC, as collateral manager and equityholder, the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, custodian and collateral administrator. (38)

10.30

Revolving Credit and Security Agreement, dated as of December 19, 2025, by and among Toucan Funding LLC, a subsidiary of Apollo Debt Solutions BDC, as borrower, with Apollo Debt Solutions BDC, in its capacity as collateral manager, the lenders from time to time parties thereto, Truist Bank, as administrative agent and swingline lender, Truist Securities, Inc., as lead arranger, Citibank, N.A., as collateral agent, document custodian and custodian, and Virtus Group, LP, as collateral administrator. (39)

10.31	Purchase and Contribution, dated as of December 19, 2025, by and between Toucan Funding LLC and Apollo Debt Solutions BDC. (40)
10.32	Form of Fund of Funds Investment Agreement.*
10.33

Credit Agreement, dated February 18, 2025, Bluejay Funding LLC, as borrower, Apollo Debt Solutions BDC, in its capacities as collateral manager and equity investor, the lenders from time to time parties thereto and BNP Paribas, as Administrative Agent and as a lender (41)

10.34	Warehouse Collateral Management Agreement, dated February 18, 2025, by and between Bluejay Funding LLC, as borrower and Apollo Debt Solutions BDC, as collateral manager (42)
10.35	Loan Sale and Contribution Agreement, dated February 18, 2025, by and between Bluejay Funding LLC, as buyer and Apollo Debt Solutions BDC, as seller (43)
14.1	Code of Ethics*
19.1	Insider Trading Policies*
21.1	Subsidiaries of the Registrant (included in the notes to the financial statements contained in this annual report)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents *
104	Cover Page Interactive Data File (Formatted as Inline XBRL and embedded in Exhibit 101) *

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
(3)
Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 814-01424), filed on July 17, 2025.
(4)
Incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K (File No. 814-01424), filed on July 17, 2025.
(5)
Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on November 5, 2025.
(6)
Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on December 8, 2025.
(7)
Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on December 8, 2025.
(8)
Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on January 23, 2026.
(9)
Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on January 23, 2026.
(10)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on March 28, 2025.
(11)
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
(12)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on March 28, 2025.
(13)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on April 14, 2025.
(14)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on May 30, 2025.
(15)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on May 30, 2025.
(16)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on May 30, 2025.
(17)
Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on May 30, 2025.
(18)
Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on May 30, 2025.
(19)
Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on May 30, 2025.
(20)
Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on May 30, 2025.
(21)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on June 5, 2025.
(22)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on August 12, 2025.
(23)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on August 13, 2025.
(24)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on August 13, 2025.
(25)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on August 13, 2025.
(26)
Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on August 13, 2025.
(27)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on October 10, 2025.
(28)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on October 10, 2025
(29)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on October 30, 2025.
(30)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on October 30, 2025.
(31)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on October 30, 2025.
(32)
Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on October 30, 2025.
(33)
Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on October 30, 2025.
(34)
Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on October 30, 2025.

(35)
Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on October 30, 2025.
(36)
Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on October 30, 2025.
(37)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on December 2, 2025.
(38)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on December 11, 2025.
(39)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on December 22, 2025.
(40)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on December 22, 2025.
(41)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01424), filed on February 21, 2025.
(42)
Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 814-01424), filed on February 21, 2025.
(43)
Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 814-01424), filed on February 21, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2026.

APOLLO DEBT SOLUTIONS BDC

By:	/s/ Earl Hunt
Name:	Earl Hunt
Title:	Chairperson, Chief Executive Officer and Trustee (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated on March 11, 2026.

Signature	Title	Date

/s/ Earl Hunt Earl Hunt	Chairperson, Chief Executive Officer and Trustee (Principal Executive Officer)	March 11, 2026

/s/ Eric Rosenberg Eric Rosenberg	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2026

/s/ Kristin Hester Kristin Hester	Chief Legal Officer and Secretary	March 11, 2026

/s/ Meredith Coffey Meredith Coffey	Trustee	March 11, 2026

/s/ Christine Gallagher Christine Gallagher	Trustee	March 11, 2026

/s/ Michael Porter Michael Porter	Trustee	March 11, 2026

/s/ Carl J. Rickertsen Carl J. Rickertsen	Trustee	March 11, 2026
/s/ Sheryl Schwartz Sheryl Schwartz	Trustee	March 11, 2026