Form 10-Q
period 2026-03-31
Apollo Debt Solutions BDC
filed 2026-05-11
CIK 1837532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Registrant’s telephone number, including area code: (212) 515-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of May 11, 2026, there was no established public market for the Registrant’s common shares of beneficial interest ("Common Shares").

The number of shares of the Registrant’s Common Shares, $0.01 par value per share, outstanding as of May 11, 2026 was 120,674,898 Class S Common Shares, 1,693,763 Class D Common Shares and 485,902,928 Class I Common Shares. Common Shares outstanding exclude May 1, 2026 subscriptions since the issuance price is not yet finalized at this time.

APOLLO DEBT SOLUTIONS BDC

PART I. FINANCIAL INFORMATION

In this report, the terms the "Company," "ADS," "we," "us" and "our" refer to Apollo Debt Solutions BDC unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $25,426,426 and $24,414,425 at March 31, 2026 and December 31, 2025, respectively)	$25,149,083	$24,515,628
Cash and cash equivalents	648,639	498,557
Foreign currencies (cost — $96,835 and $47,510 at March 31, 2026 and December 31, 2025, respectively)	96,873	47,510
Receivable for investments sold	715,152	679,768
Interest receivable	183,525	143,715
Unrealized appreciation on foreign currency forward contracts	36,969	—
Other assets	103,677	12,362
Total assets	$26,933,918	$25,897,540

Liabilities
Debt (net of deferred financing costs and unamortized original issue discount of $100,268 and $85,886 at March 31, 2026 and December 31, 2025, respectively)	$10,527,741	$9,485,967
Payable for investments purchased	873,213	593,548
Payable for share repurchases (Note 7)	723,055	688,665
Distributions payable	112,076	111,985
Interest payable	119,587	144,938
Management fees payable	16,267	16,434
Performance-based incentive fees payable	43,068	44,714
Accrued administrative services expense payable	837	1,015
Unrealized depreciation on foreign currency forward contracts	—	27,819
Other liabilities and accrued expenses	73,387	12,247
Total liabilities	$12,489,231	$11,127,332
Commitments and contingencies (Note 8)
Total Net Assets	$14,444,687	$14,770,208

Net Assets
Common shares, $0.01 par value (604,483,047 and 605,221,633 shares issued and outstanding, respectively)	$6,045	$6,052
Capital in excess of par value	14,904,186	14,909,068
Accumulated distributed earnings (losses)	(465,544)	(144,912)
Total Net Assets	$14,444,687	$14,770,208

Net Asset Value Per Share
Class S Shares:
Net assets	$2,862,514	$2,893,219
Common shares outstanding ($0.01 par value, unlimited shares authorized)	119,790,836	118,552,219
Net asset value per share	$23.90	$24.40
Class D Shares:
Net assets	$39,636	$40,293
Common shares outstanding ($0.01 par value, unlimited shares authorized)	1,658,694	1,651,023
Net asset value per share	$23.90	$24.40
Class I Shares:
Net assets	$11,542,537	$11,836,696
Common shares outstanding ($0.01 par value, unlimited shares authorized)	483,033,517	485,018,391
Net asset value per share	$23.90	$24.40

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$531,486	$381,764
PIK interest income	16,109	5,278
Dividend income	858	1,674
Other income	13,182	4,055
Total Investment Income	$561,635	$392,771
Operating Expenses
Management fees	$46,946	$33,416
Performance-based incentive fees	43,068	31,649
Interest and other debt expenses	158,910	92,136
Offering costs	69	290
Trustees' fees	353	164
Shareholder servicing fees	6,228	4,712
Administrative service expenses	3,173	2,283
Other general and administrative expenses	7,824	4,091
Total Expenses	266,571	168,741
Net Investment Income	$295,064	$224,030
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$15,638	$2,895
Derivative instruments	650	587
Foreign currency forward contracts	(7,427)	(67,336)
Foreign currency translations	16,056	3,893
Net realized gains (losses)	24,917	(59,961)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(378,525)	17,604
Derivative instruments	5,064	(590)
Foreign currency forward contracts	64,788	(25,949)
Foreign currency translations	165	7,483
Net unrealized gains (losses)	(308,508)	(1,452)
Net Realized and Change in Unrealized Gains (Losses)	$(283,591)	$(61,413)
Net Increase (Decrease) in Net Assets Resulting from Operations	$11,473	$162,617

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Operations
Net investment income	$295,064	$224,030
Net realized gains (losses)	24,917	(59,961)
Net change in unrealized gains (losses)	(308,508)	(1,452)
Net Increase (Decrease) in Net Assets Resulting from Operations	$11,473	$162,617

Distributions to Shareholders
Class S	$(59,861)	$(49,623)
Class D	(749)	(614)
Class I	(271,495)	(207,185)
Net Decrease in Net Assets Resulting from Distributions to Shareholders	$(332,105)	$(257,422)

Capital Share Transactions
Class S:
Proceeds from shares sold	$122,752	$337,968
Share conversion	(83)	(2,806)
Repurchase of common shares, net of early repurchase deduction	(124,162)	(26,881)
Distributions reinvested	33,431	26,871
Class D:
Proceeds from shares sold	1,709	447
Share conversion	(1,827)	—
Repurchase of common shares, net of early repurchase deduction	(291)	—
Distributions reinvested	593	446
Class I:
Proceeds from shares sold	467,914	1,603,498
Share conversion	1,910	2,806
Repurchase of common shares, net of early repurchase deduction	(606,045)	(103,265)
Distributions reinvested	99,210	78,707
Net Increase (Decrease) from Capital Share Transactions	$(4,889)	$1,917,791

Net Assets
Total increase (decrease) in net assets during the period	(325,521)	1,822,986
Net Assets at beginning of period	14,770,208	9,546,496
Net Assets at End of Period	$14,444,687	$11,369,482

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net increase (decrease) in net assets resulting from operations	$11,473	$162,617
Net realized (gain) loss on investments	(15,638)	(2,895)
Net realized (gain) loss on derivatives	(650)	(587)
Net change in unrealized (gains) losses on investments	378,525	(17,604)
Net change in unrealized (gains) losses on derivatives	(5,064)	590
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(64,788)	25,949
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(165)	(7,483)
PIK interest capitalized	(14,985)	(5,263)
Net accretion of discount and amortization of premium	(14,101)	(10,713)
Amortization of deferred financing costs	5,862	3,476
Amortization of offering costs	69	290
Purchase of investments	(3,131,262)	(4,130,849)
Purchase of derivatives	(7,495)	—
Proceeds from sale of investments and principal repayments	2,163,778	1,305,052
Changes in operating assets and liabilities:
Interest receivable	(39,810)	(37,672)
Receivable for investments sold	(35,384)	(217,808)
Other assets	(78,756)	(151,450)
Payable for investments purchased	279,665	559,266
Management fees payable	(167)	2,064
Performance-based incentive fees payable	(1,646)	4,041
Accrued administrative services expense payable	(178)	141
Interest payable	(25,351)	(13,289)
Other liabilities and accrued expenses	61,140	(16,800)
Net Cash (Used in)/Provided by Operating Activities	$(534,928)	$(2,548,927)

Financing Activities
Issuances of debt	$2,061,151	$2,341,030
Payments of debt	(1,003,853)	(897,956)
Financing costs paid and deferred	(19,189)	(9,547)
Proceeds from issuance of common shares	592,375	1,941,914
Repurchased shares, net of early repurchase deduction paid	(696,108)	(62,447)
Distributions paid	(198,780)	(135,649)
Offering costs paid and deferred	(69)	(290)
Net Cash (Used in)/Provided by Financing Activities	$735,527	$3,177,055

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash and cash equivalents and foreign currencies during the period	$200,599	$628,128
Effect of foreign exchange rate changes on cash and cash equivalents	(1,154)	2,756
Cash, cash equivalents and foreign currencies at beginning of period	546,067	412,840
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$745,512	$1,043,724

Supplemental Disclosure and Non-Cash Information
Cash interest paid	$178,399	$101,949
Distributions payable	$112,076	$91,591
Reinvestment of distributions during the period	$133,234	$106,024
PIK income	$16,109	$5,278

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
Aerospace & Defense
Accel International
Accel International Holdings, LLC	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	04/26/2032	$187,003	$186,181	$185,133	(4)(15)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	04/26/2032	—	(140)	(322)	(4)(5)(12)(35)
					186,041	184,811
Kaman
Kaman Corp	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	02/26/2032	38,798	38,744	38,857	(16)
	First Lien Secured Debt - Delayed Draw	S+250, 0.50% Floor	02/26/2032	—	(4)	—	(5)(12)(35)
					38,740	38,857
MRO Holdings
MRO Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	10/04/2032	324,322	323,443	321,889	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	10/04/2032	31,463	31,075	31,095	(4)(9)(12)(16)(35)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	05/05/2032	30,000	29,257	29,788	(4)(9)(12)(16)(35)
					383,775	382,772
Novaria
Zenith AcquisitionCo, LLC	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	01/13/2033	70,711	70,365	70,356	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	01/13/2033	1,622	1,533	1,447	(4)(16)(35)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	01/13/2033	—	(66)	(68)	(4)(5)(12)(35)
					71,832	71,735
Transdigm
Transdigm Inc.	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	02/13/2033	10,000	9,988	10,016	(15)
Triumph
TITAN BW BORROWER L.P.	First Lien Secured Debt - Term Loan	S+250 Cash plus 2.88% PIK, 0.50% Floor	07/24/2032	201,190	199,370	199,178	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	07/24/2032	10,055	9,934	9,887	(4)(12)(16)(35)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	07/24/2032	—	(304)	(336)	(4)(5)(12)(35)
					209,000	208,729
Vantor Holdings Inc
Vantor Holdings Inc.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	03/03/2033	25,468	25,101	25,015	(17)
VSE Corporation
VSE Corp	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	03/17/2033	12,000	11,970	12,003	(8)(15)
		Total Aerospace & Defense			$936,447	$933,938

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
Air Freight & Logistics
ECS Group
Quito	First Lien Secured Debt - Term Loan	E+500, 0.00% Floor	01/22/2033	€95,313	109,786	107,964	(3)(4)(8)(10)(22)
	First Lien Secured Debt - Delayed Draw	E+500, 0.00% Floor	01/22/2033	€5,719	6,348	5,993	(3)(4)(8)(10)(12)(22)(35)
					116,134	113,957
Primeflight
PrimeFlight Acquisition, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	05/01/2029	$34,900	$34,564	$34,376	(4)(16)
	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	05/01/2029	9,925	9,832	9,900	(4)(16)
					44,396	44,276
		Total Air Freight & Logistics			$160,530	$158,233
Automobile Components
Clarience Technologies
Truck-Lite Co., LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	02/13/2032	$194,009	$193,290	$193,039	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	02/13/2032	24,503	24,013	24,224	(4)(12)(16)(35)
	First Lien Secured Debt - Delayed Draw	S+575, 0.75% Floor	02/13/2032	—	(171)	(129)	(4)(5)(12)(35)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	02/13/2031	—	(33)	(97)	(4)(5)(12)(35)
					217,099	217,037
Mavis Tire Express Services
Mavis Tire Express Services TopCo, L.P.	First Lien Secured Debt - Term Loan	S+300, 0.75% Floor	05/04/2028	45,649	45,552	45,667	(15)
		Total Automobile Components			$262,651	$262,704
Banks
Creative Planning
CPI Holdco B, LLC	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	05/17/2031	$49,170	$49,032	$48,908	(15)
Singular Bank
Pluto Holdco Limited	First Lien Secured Debt - Term Loan	5.96% PIK	06/05/2026	€13,809	14,975	15,961	(3)(4)(8)(9)(10)(22)
Sumitomo Mitsui Trust Bank
Sumitomo Mitsui Trust Bank Ltd	Unsecured Debt - Corporate Bond	S+220, 0.00% Floor	04/14/2026	35,200	35,189	35,200	(4)(8)(10)(15)
		Total Banks			$99,196	$100,069
Beverages
Primo Brands Corp
	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	03/31/2031	$12,500	$12,438	$12,535	(8)(15)
Sazerac
Sazerac Co Inc	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	07/09/2032	39,900	39,708	39,925	(15)
		Total Beverages			$52,146	$52,460

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
Building Products
American Bath
CP Atlas Buyer, Inc.	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	07/08/2030	$60,381	$58,479	$55,853	(15)
Chamberlain Group
Chariot Buyer LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	09/08/2032	53,657	53,434	53,230	(15)
Emerson Climate Technologies
Emerson Climate Technologies, Inc.	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	05/31/2030	3,133	3,127	3,132	(16)
EMRLD Borrower LP	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	08/04/2031	16,241	16,206	16,233	(16)
					19,333	19,365
Esdec
Esdec Solar Group B.V.	First Lien Secured Debt - Term Loan	7.00%	08/30/2028	€62,693	66,457	32,971	(3)(4)(8)(9)(22)(33)
	First Lien Secured Debt - Term Loan	8.94%	08/30/2028	708	296	305	(8)(9)(16)(33)
					66,753	33,276
Kodiak
Kodiak BP, LLC	First Lien Secured Debt - Term Loan	P+375, 0.00% Floor	12/04/2031	35,752	35,183	35,800	(26)
Leaf Home
LHS Borrower LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	09/04/2031	249,000	245,545	245,265	(4)(15)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	09/04/2031	5,231	4,957	4,929	(4)(11)(12)(15)(35)
					250,502	250,194
Primesource
Park River Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	03/15/2031	37,726	37,356	36,962	(16)
Quikrete
Quikrete Holdings, Inc.	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	02/10/2032	97,919	97,745	97,858	(15)
	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	04/14/2031	4,962	4,962	4,961	(15)
					102,707	102,819
RF Fager
R.F. Fager Company, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	03/04/2030	2,379	2,341	2,343	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	03/04/2030	887	872	871	(4)(9)(12)(15)(17)(35)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	03/04/2030	133	124	124	(4)(9)(12)(17)(35)
					3,337	3,338

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
US LBM
LBM Acquisition, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	06/06/2031	13,930	13,425	11,838	(15)
		Total Building Products			$640,509	$602,675
Capital Markets
Dragon Buyer
Dragon Buyer Inc	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	09/30/2031	$3,206	$3,192	$3,062	(16)
Edelman Financial Services
The Edelman Financial Center, LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	04/07/2028	60,172	60,101	60,184	(15)
Rialto
Rialto Management Group, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	12/05/2030	76,759	76,173	76,375	(4)(15)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/05/2030	—	(25)	(18)	(4)(5)(12)(35)
					76,148	76,357
Russell
Russell Investments US Institutional Holdco Inc	First Lien Secured Debt - Term Loan	S+625 Cash plus 1.25% PIK, 2.00% Floor	12/29/2032	121,658	119,888	119,832	(4)(16)
	First Lien Secured Debt - Revolver	S+500, 2.00% Floor	12/29/2032	—	(148)	(148)	(4)(5)(12)(35)
					119,740	119,684
True Potential
Kane Bidco Limited	First Lien Secured Debt - Corporate Bond	SONIA+500, 0.00% Floor	03/21/2030	£61,000	77,838	80,740	(3)(4)(8)(9)(19)
		Total Capital Markets			$337,019	$340,027
Chemicals
Heubach
Heubach Holdings USA LLC	First Lien Secured Debt - Term Loan	13.75%	01/03/2029	$485	$485	$243	(4)(8)(16)(33)
SK Neptune Husky Group Sarl	First Lien Secured Debt - Term Loan	10.75%	01/03/2029	9,588	9,466	—	(4)(8)(16)(33)
					9,951	243
RMC
Rochester Midland Corporation	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	08/01/2029	12,424	12,258	12,269	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	08/01/2029	12,861	12,646	12,580	(4)(9)(12)(15)(35)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	08/01/2029	1,095	1,049	1,051	(4)(9)(12)(15)(35)
					25,953	25,900

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
Rochester Midland Corporation
RMC Topco LLC	Common Equity - Equity Unit	N/A	N/A	100 Units	100	156	(4)
Solenis
Olympus Water US Holding Corporation	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	11/03/2032	18,801	18,750	18,172	(16)
	First Lien Secured Debt - Corporate Bond	6.75%	08/01/2032	5,000	4,839	4,772
Solenis Holding Limited	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	06/20/2031	34,435	34,002	33,178	(16)
					57,591	56,122
Tronox
Tronox Finance LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	04/04/2029	7,021	6,436	5,727	(8)(16)
Vantage Specialty Chemicals
Vantage Specialty Chemicals Holdings, Inc.	First Lien Secured Debt - Term Loan	S+675 Cash plus 2.75% PIK, 1.00% Floor	08/29/2029	56,274	55,057	51,210	(4)(16)
	First Lien Secured Debt - Revolver	S+625, 1.00% Floor	02/28/2029	965	864	530	(4)(12)(16)(35)
					55,921	51,740
Vita Global
Vita Global FinCo Limited	First Lien Secured Debt - Term Loan	8.00%	06/08/2029	£19,694	26,614	13,555	(3)(4)(8)(10)(19)(33)
		Total Chemicals			$182,566	$153,443
Commercial Services & Supplies
Allied Universal
Allied Universal Holdco LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	08/20/2032	$57,710	$57,640	$57,782	(15)
Azuria Water Solutions, Inc.
Azuria Water Solutions, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	01/27/2033	6,176	6,161	6,130	(15)
	First Lien Secured Debt - Delayed Draw	S+275, 0.00% Floor	01/27/2033	—	(2)	(6)	(5)(35)
					6,159	6,124
Best Trash
Bingo Group Buyer, Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	07/10/2031	23,365	23,134	23,248	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	07/10/2031	5,342	5,252	5,275	(4)(9)(12)(16)(35)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	07/10/2031	63	43	52	(4)(9)(12)(16)(35)
					28,429	28,575
Convergint
DG Investment Intermediate Holdings 2, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	07/09/2032	26,254	26,147	26,270	(15)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
CoreTrust
Coretrust Purchasing Group LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	10/01/2029	43,000	42,407	42,570	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	10/01/2029	—	(14)	(20)	(4)(5)(12)(35)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	10/01/2029	—	(72)	(47)	(4)(5)(12)(35)
					42,321	42,503
Encore
AVSC Holding Corp.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/05/2031	200,326	196,900	190,309	(4)(15)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/05/2029	3,897	3,575	2,815	(4)(12)(15)(35)
					200,475	193,124
Galaxy Service Partners
GSP Midco LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	10/17/2031	24,875	24,876	24,626	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	10/17/2031	15,461	15,259	15,212	(4)(12)(16)(35)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	10/17/2031	—	—	(10)	(4)(5)(12)(35)
					40,135	39,828
GardaWorld
Garda World Security Corporation	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	02/01/2029	21,135	21,026	21,030	(8)(16)
Heritage Environmental Services
Arcwood Environmental, Inc.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	01/31/2031	86,877	85,898	86,877	(4)(9)(16)
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	01/31/2031	19,099	19,017	18,908	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	01/31/2031	12,920	12,839	12,791	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	01/31/2030	—	(4)	—	(4)(5)(9)(35)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	01/31/2030	—	(117)	—	(4)(5)(9)(35)
					117,633	118,576
HKA
Mount Olympus Bidco Limited	First Lien Secured Debt - Term Loan	S+525, 0.50% Floor	08/09/2029	13,705	13,484	13,465	(4)(8)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 0.50% Floor	08/09/2029	4,760	4,709	4,677	(4)(8)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+600, 0.50% Floor	08/09/2029	918	893	883	(4)(8)(9)(12)(16)(35)
					19,086	19,025
Ironclad
Ironhorse Purchaser, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	09/30/2027	2,962	2,936	2,903	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	09/30/2027	—	(4)	(10)	(4)(5)(9)(12)(35)
					2,932	2,893

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
Madison Air
Madison IAQ LLC	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	11/08/2032	25,400	25,162	25,485	(16)(17)
	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	06/21/2028	2,969	2,955	2,971	(17)
					28,117	28,456
MillerKnoll
MillerKnoll Inc	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	08/09/2032	5,970	5,956	5,953	(8)(15)
Profile Products
Profile Products LLC	First Lien Secured Debt - Term Loan	S+560, 0.75% Floor	11/12/2027	4,800	4,800	4,800	(4)(16)
Public Partnerships
PPL Equity LP	Common Equity - Equity Unit	N/A	N/A	50,000 Units	—	27	(4)(9)
	Preferred Equity - Preferred Stocks	N/A	N/A	50,000 Shares	50	50	(4)(9)
					50	77
PureStar
AMCP Clean Acqusition Company, LLC	First Lien Secured Debt - Term Loan	S+425, 0.50% Floor	06/15/2030	146,391	145,421	145,568	(9)(16)
	First Lien Secured Debt - Delayed Draw	S+425, 0.50% Floor	06/15/2030	101,669	100,981	101,122	(9)(16)
					246,402	246,690
Pye-Barker
Pye-Barker Fire & Safety LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	12/16/2032	13,050	12,986	13,085	(15)
	First Lien Secured Debt - Delayed Draw	S+250, 0.00% Floor	12/16/2032	—	—	—	(12)(35)
					12,986	13,085
R.R. Donnelley
R. R. Donnelley & Sons Company	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	08/08/2029	192,395	188,251	189,028	(4)(9)(15)(16)
Resource Innovations
North Haven RI Buyer, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	03/29/2030	20,365	20,056	20,176	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	03/29/2030	3,171	3,079	3,086	(4)(9)(12)(16)(35)
	First Lien Secured Debt - Revolver	P+375, 1.00% Floor	03/29/2030	500	466	477	(4)(9)(12)(16)(26)(35)
					23,601	23,739
Reworld Holding Corporation
Reworld Holding Corporation	First Lien Secured Debt - Term Loan	S+225, 0.50% Floor	01/15/2031	9,975	9,955	9,966	(15)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
SafetyCo
HEF Safety Ultimate Holdings, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	11/19/2029	10,406	10,231	10,395	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	11/19/2029	2,544	2,515	2,541	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	11/19/2029	—	(23)	(2)	(4)(5)(9)(12)(35)
					12,723	12,934
Service Logic
Saber Parent Holdings Corp	First Lien Secured Debt - Term Loan	S+475 Cash plus 2.25% PIK, 0.00% Floor	12/16/2032	168,933	168,119	168,088	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.00% Floor	12/16/2032	—	(111)	(232)	(4)(5)(12)(35)
	First Lien Secured Debt - Revolver	P+350, 0.00% Floor	12/16/2032	6,797	6,685	6,681	(4)(12)(26)(35)
					174,693	174,537
Smith System
Smith Topco, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/06/2029	16,558	16,326	16,309	(4)(9)(16)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/06/2029	—	(23)	(25)	(4)(5)(9)(12)(35)
					16,303	16,284
Stamps.com
Auctane, Inc.	First Lien Secured Debt - Term Loan	S+585, 0.75% Floor	10/05/2028	31,525	31,257	31,525	(4)(9)(17)
SumUp
SumUp Holdings Luxembourg S.a.r.l.	First Lien Secured Debt - Delayed Draw	E+550, 1.50% Floor	05/23/2031	€40,000	42,976	45,656	(3)(4)(8)(10)(23)
Trugreen
Trugreen Limited Partnership	First Lien Secured Debt - Term Loan	S+410, 0.75% Floor	11/02/2027	35,525	34,880	33,926	(16)
United Site Services
PECF USS Intermediate Holding III Corporation	First Lien Secured Debt - Term Loan	11.17%	03/03/2033	5,704	5,542	5,551	(9)(15)(33)
Vortex Opco LLC	Second Lien Secured Debt - Term Loan	4.75%	12/15/2028	34,835	33,537	5,400	(9)(16)(33)
	First Lien Secured Debt - Term Loan	S+825, 0.50% Floor	04/30/2030	8,380	8,165	9,109	(9)(16)
					47,244	20,060
USA DeBusk
USA DeBusk LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	04/30/2031	15,824	15,644	15,654	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	04/30/2031	3,120	3,077	3,072	(4)(9)(12)(16)(17)(35)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	04/30/2030	2,011	1,986	1,985	(4)(9)(12)(16)(35)
					20,707	20,711
		Total Commercial Services & Supplies			$1,462,884	$1,433,157

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
Communications Equipment
MCA
Mobile Communications America, Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	10/16/2029	$8,234	$8,099	$7,946	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	10/16/2029	2,445	2,405	2,237	(4)(9)(12)(16)(35)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	10/16/2029	—	(20)	(48)	(4)(5)(9)(12)(35)
					10,484	10,135
Mitel Networks
Mitel Networks	Common Equity - Stock	N/A	N/A	733,019 Shares	3,465	202	(8)(36)
MLN US Holdco LLC	First Lien Secured Debt - Term Loan	S+200 Cash plus 6.00% PIK, 1.00% Floor	06/20/2030	6,822	6,008	3,069	(8)(15)
					9,473	3,271
		Total Communications Equipment			$19,957	$13,406
Construction & Engineering
Accelevation
Accelevation LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	01/02/2031	$14,149	$13,986	$14,078	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	01/02/2031	2,217	2,183	2,200	(4)(12)(15)(35)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	01/02/2031	769	741	758	(4)(12)(15)(35)
					16,910	17,036
American Restoration
American Restoration Holdings, LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	07/24/2030	7,532	7,422	7,437	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+510, 1.00% Floor	07/24/2030	14,047	13,915	13,764	(4)(9)(12)(16)(35)
	First Lien Secured Debt - Revolver	S+510, 1.00% Floor	07/24/2030	2,268	2,241	2,239	(4)(9)(16)(35)
					23,578	23,440
ASC Engineered Solutions
Fire Flow Intermediate Corporation	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	07/10/2031	193,550	192,057	191,615	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	07/10/2031	—	(567)	(1,151)	(4)(5)(12)(35)
Tailwind Fire Flow Investor, LP	Common Equity - Membership Interest	N/A	N/A	100 Units	101	101	(4)
					191,591	190,565

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
Dynagrid
Megavolt Borrower, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	02/13/2032	18,609	18,283	18,470	(4)(16)
GSI
Geotechnical Merger Sub, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	10/15/2031	67,411	66,847	66,905	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	10/15/2031	12,234	12,083	12,047	(4)(9)(12)(16)(35)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	10/15/2031	2,185	2,109	2,114	(4)(9)(12)(16)(35)
					81,039	81,066
Traffic Management Solutions
Traffic Management Solutions, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/26/2030	9,157	9,050	9,070	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/26/2030	3,357	3,305	3,304	(4)(12)(16)(35)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/26/2030	—	(43)	(41)	(4)(5)(12)(35)
					12,312	12,333
Trench Plate Rental Co.
Trench Plate Rental Co.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	12/04/2028	43,750	43,519	43,313	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+560, 1.00% Floor	12/04/2028	3,909	3,878	3,864	(4)(9)(12)(16)(35)
Trench Safety Solutions Holdings, LLC	Common Equity - Equity Unit	N/A	N/A	331 Units	50	35	(4)(9)
					47,447	47,212
		Total Construction & Engineering			$391,160	$390,122
Construction Materials
Hobbs & Associates
Hobbs & Associates LLC/VA	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	07/23/2031	$19,768	$19,758	$19,653	(15)
MITER Brands Acquisition Holdco Inc
MITER Brands Acquisition Holdco Inc	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	03/28/2031	11,997	11,778	11,092	(15)(16)
Volunteer Materials
Volunteer AcquisitionCo, LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	09/01/2029	5,066	4,983	4,889	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+650, 1.00% Floor	09/01/2029	373	367	360	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	09/01/2029	152	141	125	(4)(9)(12)(16)(35)
					5,491	5,374
		Total Construction Materials			$37,027	$36,119

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
Consumer Staples Distribution & Retail
Actus Nutrition
Nourish Buyer I Inc	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	07/09/2032	$68,838	$67,330	$69,096	(16)
ASDA
Bellis Acquisition Company PLC	First Lien Secured Debt - Term Loan	SONIA+603, 0.00% Floor	10/22/2029	£116,903	141,345	148,544	(3)(4)(8)(9)(19)
	First Lien Secured Debt - Term Loan	E+400, 0.00% Floor	05/14/2031	€5,000	5,301	5,170	(3)(8)(9)(23)
					146,646	153,714
BCPE EMPIRE HOLDINGS INC
BCPE Empire Holdings, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.50% Floor	12/29/2032	30,815	30,493	30,391	(8)(15)
Cenavera
PROJECT CARDINAL ACQUISITION, LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	10/01/2032	21,053	20,854	20,850	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+100, 0.75% Floor	10/01/2032	—	(20)	(40)	(4)(5)(12)(35)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	10/01/2032	—	(44)	(45)	(4)(5)(12)(35)
					20,790	20,765
Golden Hippo
Altern Marketing, LLC	First Lien Secured Debt - Term Loan	S+425, 2.00% Floor	02/05/2031	25,022	24,658	24,647	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+425, 2.00% Floor	02/05/2031	—	(61)	(63)	(4)(5)(9)(12)(35)
Golden Hippo Pet, LLC	First Lien Secured Debt - Term Loan	S+425, 2.00% Floor	02/05/2031	127,516	125,661	125,604	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+425, 2.00% Floor	02/05/2031	—	(92)	(95)	(4)(5)(9)(12)(35)
					150,166	150,093
KeHE Distributors
KeHE Distributors LLC / KeHE Finance Corp / NextWave Distribution Inc	First Lien Secured Debt - Corporate Bond	9.00%	02/15/2029	8,407	8,476	8,757
Protein for Pets
Protein For Pets Opco, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	09/20/2030	44,491	43,824	43,600	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	09/20/2030	—	(66)	(94)	(4)(5)(9)(12)(35)
					43,758	43,506
Rise Baking
Viking Baked Goods Acquisition Corporation	First Lien Secured Debt - Term Loan	S+500, 0.00% Floor	11/04/2031	158,000	156,035	156,420	(4)(9)(16)
	First Lien Secured Debt - Corporate Bond	8.63%	11/01/2031	3,000	2,989	2,976	(9)
					159,024	159,396
		Total Consumer Staples Distribution & Retail			$626,683	$635,718

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
Containers & Packaging
Berry Global
Vybond Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	02/03/2032	$20,644	$20,374	$20,283	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	02/03/2032	—	(44)	(123)	(4)(5)(12)(35)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	02/03/2032	—	(88)	(123)	(4)(5)(12)(35)
					20,242	20,037
BOX Partners
Bp Purchaser LLC	First Lien Secured Debt - Term Loan	S+776 Cash plus 0.96% PIK, 0.75% Floor	12/11/2028	7,604	7,604	5,703	(4)(16)
PROAMPAC PG BORROWER LLC
ProAmpac PG Borrower LLC	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	03/07/2033	20,000	19,702	19,365	(15)
Ring Container Technologies
Ring Container Technologies Group LLC	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	09/15/2032	12,935	12,916	12,832	(15)
Tekni-Plex
Trident TPI Holdings, Inc.	First Lien Secured Debt - Term Loan	S+375, 0.50% Floor	09/15/2028	91,363	90,039	86,752	(16)
TricorBraun Holdings, Inc.
TricorBraun Holdings, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	03/03/2031	17,829	17,042	16,991	(15)
Truvant
NPPI Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	08/20/2029	25,403	25,127	25,149	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	08/20/2029	—	2	(55)	(4)(5)(9)(12)(35)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	08/20/2029	—	1	(37)	(4)(5)(9)(12)(35)
					25,130	25,057
		Total Containers & Packaging			$192,675	$186,737
Distributors
SupplyHouse
SupplyHouse LLC	First Lien Secured Debt - Term Loan	S+400, 0.50% Floor	07/01/2032	$59,700	$59,427	$58,805	(4)(16)
	First Lien Secured Debt - Revolver	S+400, 0.50% Floor	07/01/2032	—	(90)	(350)	(4)(5)(11)(12)(35)
		Total Distributors			$59,337	$58,455

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (37)	Fair Value (1)(38)
Diversified Consumer Services
Accelerate Learning
Eagle Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+250 Cash plus 4.75% PIK, 1.00% Floor	03/22/2030		$24,246	$23,826	$22,428	(4)(9)(10)(16)
	First Lien Secured Debt - Revolver	S+250 Cash plus 4.75% PIK, 1.00% Floor	03/22/2029		4,133	4,055	3,896	(4)(9)(16)(35)
						27,881	26,324
Busy Bees
Eagle Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+450, 0.00% Floor	02/29/2032		£129,900	173,437	172,294	(3)(8)(10)(19)
Excelligence
Excelligence Learning Corporation	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	01/18/2030		83,730	82,558	72,091	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	01/18/2030		8,951	8,774	7,066	(4)(9)(12)(16)(35)
						91,332	79,157
Funecap
Altair Funecap Italia	First Lien Secured Debt - Corporate Bond	E+600, 0.00% Floor	11/13/2032		€11,272	12,863	12,768	(3)(4)(8)(10)(22)
Funecap Holding	First Lien Secured Debt - Term Loan	E+600, 0.00% Floor	11/13/2032		€68,684	78,362	77,800	(3)(4)(8)(10)(22)
	First Lien Secured Debt - Delayed Draw	E+600, 0.00% Floor	11/13/2032		€8,122	8,903	8,630	(3)(4)(8)(10)(12)(22)(35)
						100,128	99,198
Gateway Services
Gateway US Holdings, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	09/22/2028		84,336	83,959	83,703	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	09/22/2028		7,725	7,693	7,641	(4)(12)(16)(35)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	09/22/2028		—	(10)	(20)	(4)(5)(12)(35)
						91,642	91,324
Greencross
Vermont Aus Pty Ltd	First Lien Secured Debt - Term Loan	BBSW+450, 0.00% Floor	03/23/2028	A$	325,204	218,410	223,814	(3)(4)(8)(9)(27)
ISP
International Schools Partnership Limited	First Lien Secured Debt - Term Loan	E+450, 0.00% Floor	07/06/2031		€56,831	60,728	64,210	(3)(4)(8)(10)(22)
	First Lien Secured Debt - Delayed Draw	E+450, 0.00% Floor	07/06/2031		€26,570	27,971	27,430	(3)(4)(8)(10)(12)(22)(35)
						88,699	91,640
Legacy Service Partners
Legacy Service Partners, LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	11/10/2031		99,159	99,109	99,159	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	11/10/2031		—	23	—	(4)(12)(35)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	11/10/2031		—	27	—	(4)(12)(35)
						99,159	99,159

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
Legacy.com
Lotus Topco Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	06/07/2030	20,860	20,607	20,599	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	06/07/2030	4,381	4,334	4,307	(4)(12)(16)(35)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	06/07/2030	—	(25)	(29)	(4)(5)(12)(35)
					24,916	24,877
Legends
Legends Hospitality Holding Company, LLC	First Lien Secured Debt - Term Loan	S+550 Cash plus 2.75% PIK, 0.75% Floor	08/22/2031	100,754	99,165	99,243	(4)(9)(10)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	08/22/2031	5,728	5,646	5,642	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	08/22/2030	6,052	5,879	5,879	(4)(9)(12)(15)(35)
					110,690	110,764
Mariani
CI	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	03/27/2030	23,538	23,244	23,148	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	03/27/2030	5,873	5,770	5,689	(4)(9)(12)(16)(35)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	03/27/2030	1,470	1,439	1,428	(4)(9)(12)(16)(35)
					30,453	30,265
QA Group
Ichnaea UK Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+600, 0.00% Floor	10/05/2029	£31,000	36,913	40,621	(3)(4)(8)(9)(19)
Reliable Doors
Reliable Doors, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	10/04/2028	6,154	6,085	6,108	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	10/04/2028	2,482	2,452	2,459	(4)(9)(12)(15)(35)
	First Lien Secured Debt - Revolver	S+625, 1.00% Floor	10/04/2028	—	(6)	(4)	(4)(5)(9)(12)(35)
					8,531	8,563
Rocket Youth
Rocket Youth Brands Holdco LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	06/20/2031	9,302	9,261	9,140	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	06/20/2031	2,047	2,013	1,884	(4)(12)(16)(35)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	06/20/2031	—	(6)	(24)	(4)(5)(12)(35)
					11,268	11,000

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
SAVATREE
CI	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	06/06/2031	17,077	16,922	16,653	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	06/06/2031	—	(44)	(248)	(4)(5)(12)(35)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	06/06/2031	189	158	133	(4)(12)(16)(35)
					17,036	16,538
SERVPRO
One Silver Serve, LLC	First Lien Secured Debt - Term Loan	S+535, 1.00% Floor	12/18/2028	20,836	20,650	20,105	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+535, 1.00% Floor	12/18/2028	11,975	11,808	11,332	(4)(12)(16)(35)
	First Lien Secured Debt - Revolver	S+535, 1.00% Floor	12/18/2028	3,312	3,284	3,143	(4)(12)(16)(35)
					35,742	34,580
Village Pet Care
Village Pet Care, LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	09/22/2029	909	897	886	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+650, 1.00% Floor	09/22/2029	764	737	673	(4)(9)(12)(16)(35)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	09/22/2029	365	359	354	(4)(9)(12)(16)(35)
					1,993	1,913
		Total Diversified Consumer Services			$1,168,230	$1,162,031
Diversified REITs
QTS Project Ram
QTS Project Ram	First Lien Secured Debt - Mortgage Loan (DD)	S+225, 0.00% Floor	05/29/2028	$37,280	$36,711	$36,812	(4)(12)(14)(35)
		Total Diversified REITs			$36,711	$36,812
Diversified Telecommunication Services
Altice USA
CSC Holdings, LLC	First Lien Secured Debt - Term Loan	P+150, 0.00% Floor	04/15/2027	$62,802	$61,527	$55,501	(8)(26)
	First Lien Secured Debt - Revolver	S+235, 0.00% Floor	07/13/2027	73,064	69,007	62,426	(8)(12)(15)(35)
	Unsecured Debt - Corporate Bond	11.75%	01/31/2029	4,273	3,145	3,103	(8)
	Unsecured Debt - Corporate Bond	11.25%	05/15/2028	1,551	1,249	1,269	(8)
					134,928	122,299
LEVEL 3 FINANCING INC
Level 3 Financing, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	03/29/2032	73,500	72,573	73,600	(15)(16)
Uniti Group Inc.
Windstream Services, LLC	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	10/06/2032	84,788	84,030	85,053	(8)(15)
	First Lien Secured Debt - Corporate Bond	7.50%	10/15/2033	9,266	9,287	9,670	(8)
					93,317	94,723
Virgin Media Inc
Vmed O2 UK Financing I PLC	First Lien Secured Debt - Corporate Bond	6.75%	01/15/2033	48	46	43	(8)
	First Lien Secured Debt - Corporate Bond	4.75%	07/15/2031	8	7	7	(8)
					53	50
		Total Diversified Telecommunication Services			$300,871	$290,672

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
Electric Utilities
GridTek
BGIF IV Fearless Utility Services, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	06/09/2031	$133,365	$132,307	$132,365	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	06/09/2031	39,049	38,718	38,683	(4)(9)(12)(15)(35)
	First Lien Secured Debt - Revolver	S+500, 0.50% Floor	06/07/2030	1,962	1,796	1,785	(4)(9)(11)(12)(15)(35)
					172,821	172,833
Lightning Power
Lightning Power, LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	08/18/2031	11,328	11,285	11,366	(15)
Talen Energy
Talen Energy Supply, LLC	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	11/25/2032	7,576	7,539	7,591	(8)(15)
		Total Electric Utilities			$191,645	$191,790
Electrical Equipment
International Wire Group
IW Buyer LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	06/28/2029	$25,092	$24,780	$24,967	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+510, 1.00% Floor	06/28/2029	—	(52)	(16)	(4)(5)(9)(12)(35)
		Total Electrical Equipment			$24,728	$24,951
Electronic Equipment, Instruments & Components
CompoSecure Holdings LLC
CompoSecure Holdings LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	01/14/2033	$10,000	$9,988	$9,994	(8)(15)
Madison Safety
Madison Safety & Flow LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	09/26/2031	15,002	14,929	15,027	(15)
Summit
Pinnacle Buyer LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	10/01/2032	14,222	14,189	14,256	(16)
	First Lien Secured Debt - Delayed Draw	S+250, 0.00% Floor	10/01/2032	—	—	—	(12)(35)
					14,189	14,256
		Total Electronic Equipment, Instruments & Components			$39,106	$39,277
Energy Equipment & Services
Aggreko Holdings Inc (Albion Financing 3 S.a.r.l.)
Aggreko Holdings Inc	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	05/21/2031	$6,982	$6,982	$6,998	(8)(16)
Camin Cargo
Camin Cargo Control Holdings, Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	12/07/2029	30,829	30,356	29,682	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	12/07/2029	3,243	3,205	3,122	(4)(9)(15)(16)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	12/07/2029	3,170	3,097	2,991	(4)(9)(12)(16)(26)(35)
					36,658	35,795

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
Colonial
Colossus AcquireCo LLC	First Lien Secured Debt - Term Loan	S+175, 0.00% Floor	07/30/2032	10,945	10,904	10,922	(16)
WhiteWater DBR
WhiteWater DBR HoldCo LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	03/03/2031	9,172	9,195	9,208	(16)
		Total Energy Equipment & Services			$63,739	$62,923
Entertainment
Chernin Entertainment
Jewel Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+560, 0.50% Floor	07/01/2027	$81,738	$81,045	$81,738	(4)(9)(16)
Creative Artists Agency
Creative Artists Agency, LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	10/01/2031	8,957	8,956	8,962	(15)
Entertainment Partners
EP Purchaser, LLC	First Lien Secured Debt - Term Loan	S+361, 0.50% Floor	11/06/2028	3,741	3,688	2,376	(16)
Jagex
Janus Bidco Limited	First Lien Secured Debt - Term Loan	S+550, 0.00% Floor	04/25/2031	59,256	58,081	58,072	(4)(8)(9)(10)(17)
	First Lien Secured Debt - Delayed Draw	SONIA+550, 0.00% Floor	04/25/2031	£—	41	(420)	(3)(4)(5)(8)(9)(10)(12)(35)
					58,122	57,652
TKO
January Capital Holdco, LLC	First Lien Secured Debt - Term Loan	6.67% PIK	09/13/2029	55,849	55,023	55,849	(4)(8)(16)
		Total Entertainment			$206,834	$206,577
Financial Services
AffiniPay
Eclipse Buyer, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	09/08/2031	$22,738	$22,550	$22,283	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	09/08/2031	—	(15)	(77)	(4)(5)(12)(35)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	09/08/2031	—	(15)	(39)	(4)(5)(12)(35)
Eclipse Topco, Inc.	Preferred Equity - Preferred Stocks	Equity plus 12.50% PIK, 0.00% Floor	N/A	7,114,648 Shares	6,993	6,901	(4)
					29,513	29,068
Alkeme
Alkeme Intermediary Holdings LLC	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	05/28/2027	—	(148)	(163)	(4)(5)(12)(35)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
Alpha FMC
Actium Midco 3	First Lien Secured Debt - Term Loan	SONIA+475, 0.00% Floor	08/30/2031	£35,254	45,534	46,896	(3)(4)(8)(10)(19)
	First Lien Secured Debt - Term Loan	S+475, 0.00% Floor	08/30/2031	41,610	41,610	41,818	(4)(8)(10)(17)
	First Lien Secured Debt - Term Loan	E+475, 0.00% Floor	08/30/2031	€18,790	20,770	21,773	(3)(4)(8)(10)(23)
	First Lien Secured Debt - Delayed Draw	SONIA+475, 0.00% Floor	08/30/2031	£14,372	14,054	14,444	(3)(4)(8)(10)(12)(19)(35)
					121,968	124,931
Apex Group Treasury
Apex Group Treasury LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	02/27/2032	14,579	14,513	13,328	(8)(16)
AssetMark
GTCR Everest Borrower, LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	09/05/2031	2,883	2,877	2,866	(16)
Cerity Partners
Cerity Partners Equity Holding LLC	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	07/28/2031	—	(137)	(289)	(4)(5)(12)(35)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	07/28/2031	2,081	2,056	2,055	(4)(12)(15)(35)
					1,919	1,766
CFC Group
CFC USA 2025 LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	07/01/2032	16,633	16,222	15,967	(8)(10)(16)
Evelyn
Violin Finco Guernsey Limited	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	06/24/2031	£68,523	86,235	90,697	(3)(4)(8)(9)(10)(19)
	First Lien Secured Debt - Delayed Draw	SONIA+550, 0.00% Floor	06/24/2031	£—	(25)	—	(3)(4)(5)(8)(9)(10)(12)(35)
					86,210	90,697
FE Fundinfo
Tulip Bidco Limited	First Lien Secured Debt - Delayed Draw	SONIA+495, 0.00% Floor	12/13/2027	£51,774	60,918	59,880	(3)(4)(8)(10)(12)(19)(35)
GC Waves
GC Waves Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	10/04/2030	62,734	62,672	61,862	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	10/04/2030	45,121	44,845	44,145	(4)(9)(12)(15)(35)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	10/04/2030	—	(3)	(38)	(4)(5)(9)(12)(35)
					107,514	105,969
Gen II
PEX Holdings LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	11/26/2031	12,672	12,645	12,561	(16)
Hargreaves Lansdown
Harp Finco Limited	First Lien Secured Debt - Term Loan	SONIA+500, 0.00% Floor	03/27/2032	£134,986	171,694	178,667	(3)(4)(8)(10)(19)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
ISIO
Madonna Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+500, 0.00% Floor	10/27/2031	£23,819	30,382	31,055	(3)(4)(8)(9)(10)(19)
	First Lien Secured Debt - Delayed Draw	SONIA+500, 0.00% Floor	10/27/2031	£248	267	232	(3)(4)(8)(9)(10)(12)(19)(35)
					30,649	31,287
Jupiter Borrower Inc
Jupiter Borrower Inc	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	03/25/2033	19,000	18,905	19,000	(8)(15)
Nexity
Evoriel	First Lien Secured Debt - Term Loan	E+500, 0.00% Floor	04/02/2031	€43,574	46,208	50,113	(3)(4)(8)(9)(10)(23)
	First Lien Secured Debt - Delayed Draw	E+500, 0.00% Floor	04/02/2031	€22,409	23,913	25,772	(3)(4)(8)(9)(10)(23)
					70,121	75,885
Ocorian
Orthrus Ltd	First Lien Secured Debt - Term Loan	S+625 Cash plus 2.75% PIK, 1.00% Floor	12/05/2031	50,091	49,105	48,588	(4)(8)(9)(10)(16)
	First Lien Secured Debt - Term Loan	SONIA+625 Cash plus 2.75% PIK, 0.00% Floor	12/05/2031	£18,538	23,386	24,046	(3)(4)(8)(9)(10)(19)
	First Lien Secured Debt - Term Loan	E+625 Cash plus 2.75% PIK, 0.00% Floor	12/05/2031	€16,562	17,367	18,665	(3)(4)(8)(9)(10)(22)
	First Lien Secured Debt - Delayed Draw	SONIA+625, 0.00% Floor	12/05/2031	£—	52	(99)	(3)(4)(5)(8)(9)(10)(12)(35)
					89,910	91,200
OSTTRA
Orion US Finco	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	10/08/2032	16,336	16,256	16,204	(8)(16)
Paymentsense
Hurricane Cleanco Limited	First Lien Secured Debt - Term Loan	SONIA+625 Cash plus 6.25% PIK, 1.00% Floor	11/21/2029	£54,109	65,101	70,544	(3)(4)(8)(9)(19)
PIB
Paisley Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+525 Cash plus 2.00% PIK, 0.00% Floor	05/07/2031	£84,276	104,869	106,249	(3)(4)(8)(9)(10)(19)
	First Lien Secured Debt - Term Loan	E+350 Cash plus 2.00% PIK, 0.00% Floor	05/07/2031	€28,943	30,974	31,948	(3)(4)(8)(9)(10)(23)
	First Lien Secured Debt - Delayed Draw	E+350, 0.00% Floor	05/07/2031	€35,002	40,249	38,535	(3)(4)(8)(9)(10)(12)(22)(35)
	First Lien Secured Debt - Delayed Draw	E+350 Cash plus 2.00% PIK, 0.00% Floor	05/07/2031	€4,615	4,785	5,081	(3)(4)(8)(9)(10)(19)(22)
	First Lien Secured Debt - Delayed Draw	SONIA+350 Cash plus 2.00% PIK, 0.00% Floor	05/07/2031	£1,905	2,354	2,402	(3)(4)(8)(9)(10)(19)
	First Lien Secured Debt - Delayed Draw	SONIA+350, 0.00% Floor	05/07/2031	£—	(53)	(517)	(3)(4)(5)(8)(9)(10)(12)(35)
					183,178	183,698

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
PMA
PMA Parent Holdings, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	01/31/2031	13,978	13,858	13,838	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	01/31/2031	—	(8)	(10)	(4)(5)(9)(12)(35)
					13,850	13,828
Stretto
Stretto, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	10/13/2028	121,500	120,071	118,159	(4)(9)(16)
Strongpoint
Howardsimon LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	12/13/2030	20,912	20,813	20,284	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	12/13/2030	55,101	54,947	52,593	(4)(12)(16)(35)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	12/13/2030	—	(7)	(113)	(4)(5)(12)(35)
					75,753	72,764
Title Resource Group
RE Closing Buyer Corp.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	09/27/2031	131,491	129,248	128,861	(4)(8)(9)(16)
VEPF VII
VEPF VII Holdings, L.P.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	02/28/2028	19,340	19,300	19,340	(4)(8)(16)
Wealth Enhancement Group
Wealth Enhancement Group, LLC	First Lien Secured Debt - Delayed Draw	S+450, 1.00% Floor	10/02/2028	—	—	(250)	(4)(5)(12)(35)
WHP Global
WH Borrower, LLC	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	02/20/2032	71,895	71,394	72,036	(16)
		Total Financial Services			$1,529,581	$1,548,093
Food Products
Froneri
Froneri US, Inc	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	09/30/2031	$13,134	$13,038	$12,894	(8)(17)
	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	09/30/2032	9,476	9,456	9,311	(8)(17)
					22,494	22,205
Nutpods
Green Grass Foods, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	12/26/2029	3,666	3,615	3,666	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+500, 0.00% Floor	12/26/2029	—	(16)	—	(4)(5)(9)(12)(35)
Nutpods Holdings, Inc.	Common Equity - Stock	N/A	N/A	125 Shares	125	132	(4)(9)
					3,724	3,798

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
Patriot Pickle
Patriot Foods Buyer, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	12/24/2029	6,436	6,347	6,371	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	12/24/2029	824	808	799	(4)(9)(12)(16)(35)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	12/24/2029	174	162	165	(4)(9)(12)(16)(35)
					7,317	7,335
Tate & Lyle
Primary Products Finance LLC	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	04/01/2029	6,466	6,345	6,432	(16)
		Total Food Products			$39,880	$39,770
Ground Transportation
Boasso
Channelside AcquisitionCo, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	06/30/2028	$39,426	$38,874	$39,032	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	03/31/2028	—	(1)	(40)	(4)(5)(9)(12)(35)
					38,873	38,992
First Student
First Student Bidco Inc.	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	08/15/2030	9,399	9,395	9,380	(16)
Genesee & Wyoming
Genesee & Wyoming Inc.	First Lien Secured Debt - Term Loan	S+175, 0.00% Floor	04/10/2031	25,718	25,622	25,624	(16)
Olympus Terminals
Olympus Terminals Holdco II LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	12/17/2030	36,789	36,180	36,035	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	12/17/2030	—	(95)	(246)	(4)(5)(12)(35)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	12/17/2030	—	(161)	(205)	(4)(5)(12)(35)
					35,924	35,584
Student Transportation of America
Student Transportation of America Holdings Inc	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	06/24/2032	7,742	7,705	7,773	(16)
Transportation Insight
TI Intermediate Holdings, LLC	First Lien Secured Debt - Term Loan	6.50%	01/28/2029	2,663	2,663	2,663	(4)(16)(33)
	First Lien Secured Debt - Term Loan	1.00%	06/18/2027	8	—	8	(4)(16)(33)
	First Lien Secured Debt - Revolver	9.20%	01/28/2029	198	196	196	(4)(12)(16)(33)(35)
					2,859	2,867

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (37)	Fair Value (1)(38)
Transportation Insight Parent Company, LLC
Transportation Insight Parent Company, LLC	Preferred Equity - Preferred Stocks	N/A	N/A		13 Shares	2,389	2,389	(4)(36)
	Common Equity - Equity Unit	N/A	N/A		10 Units	—	—	(4)(36)
						2,389	2,389
		Total Ground Transportation				$122,767	$122,609
Health Care Equipment & Supplies
Corpuls
Heartbeat BidCo GmbH	First Lien Secured Debt - Term Loan	E+650, 0.50% Floor	06/28/2030		€20,000	$21,533	$23,001	(3)(4)(8)(9)(22)
	First Lien Secured Debt - Delayed Draw	E+550, 0.50% Floor	06/28/2030		€—	(24)	(94)	(3)(4)(5)(8)(9)(10)(12)(35)
						21,509	22,907
Resonetics
Resonetics, LLC	First Lien Secured Debt - Term Loan	S+275, 0.75% Floor	06/18/2031		9,851	9,851	9,824	(16)
Vantive
Spruce Bidco II Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	01/30/2032		115,981	114,458	113,951	(4)(9)(17)
	First Lien Secured Debt - Term Loan	T+500, 0.75% Floor	01/30/2032		¥2,244,960	14,469	13,969	(3)(4)(9)(31)
	First Lien Secured Debt - Term Loan	C+475, 0.75% Floor	01/30/2032	C$	20,997	14,282	14,943	(3)(4)(9)(30)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	01/30/2032		5,852	5,520	5,326	(4)(9)(12)(17)(35)
						148,729	148,189
Zeus
Zeus Company LLC	First Lien Secured Debt - Term Loan	S+600 Cash plus 3.00% PIK, 0.75% Floor	02/28/2031		53,910	53,315	47,575	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	02/28/2031		4,984	4,942	4,398	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	02/28/2030		1,005	930	120	(4)(9)(12)(16)(35)
						59,187	52,093
		Total Health Care Equipment & Supplies				$239,276	$233,013
Health Care Providers & Services
Affordable Care
ACI Group Holdings, Inc.	First Lien Secured Debt - Term Loan	3.50%	08/02/2028		$5,130	$5,130	$3,527	(4)(16)(33)
All Star Healthcare
All Star Recruiting Locums, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	05/01/2030		6,835	6,734	6,784	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	05/01/2030		1,726	1,701	1,713	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	05/01/2030		935	917	925	(4)(9)(12)(16)(35)
						9,352	9,422

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (37)	Fair Value (1)(38)
Allied Benefit Systems
Allied Benefit Systems Intermediate LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	10/31/2030		158,645	157,427	157,455	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	10/31/2030		—	(22)	(72)	(4)(5)(9)(12)(35)
						157,405	157,383
CorroHealth
Coding Solutions Acquisition Inc	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	08/07/2031		43,429	42,853	41,692	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	08/07/2031		—	(83)	(265)	(4)(5)(12)(35)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	08/07/2031		—	(40)	(137)	(4)(5)(12)(35)
						42,730	41,290
Dental Care Alliance
DCA Investment Holding LLC	First Lien Secured Debt - Term Loan	12.09%	04/03/2028		2,397	2,397	1,873	(4)(16)(33)
Dental Corp
Aryeh Bidco Investment Ltd.	First Lien Secured Debt - Term Loan	C+500, 0.75% Floor	01/14/2033	C$	99,924	71,265	71,112	(3)(4)(8)(30)
	First Lien Secured Debt - Delayed Draw	C+500, 0.75% Floor	01/14/2033	C$	2,658	1,840	1,777	(3)(4)(8)(30)(35)
	First Lien Secured Debt - Revolver	C+500, 0.75% Floor	01/14/2033	C$	—	(83)	(96)	(3)(4)(5)(8)(12)(35)
						73,022	72,793
Eating Recovery Center
ERC Topco Holdings, LLC	First Lien Secured Debt - Term Loan	1.00%	03/29/2030		11,291	31,136	1,581	(4)(16)(33)
	First Lien Secured Debt - Term Loan	6.50%	03/29/2030		107	—	105	(4)(16)(33)
	First Lien Secured Debt - Revolver	6.50%	03/29/2030		1,960	3,933	1,918	(4)(16)(33)(35)
						35,069	3,604
EmpiRx Health
EmpiRx Health LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	08/06/2029		19,950	19,770	19,800	(4)(15)
Ensemble Health
Ensemble RCM, LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	02/09/2033		49,435	49,374	48,961	(16)
ExactCare
ExactCare Parent, Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	11/05/2029		39,762	39,020	39,762	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	11/05/2029		—	(74)	—	(4)(5)(9)(12)(35)
						38,946	39,762

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
ExamWorks
Electron BidCo Inc.	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	02/06/2033	31,261	31,256	31,261	(15)
	First Lien Secured Debt - Revolver	S+375, 0.00% Floor	08/02/2028	—	(105)	—	(4)(5)(12)(35)
					31,151	31,261
Exemplar Healthcare
EHC Holdings Holdco Limited	First Lien Secured Debt - Term Loan	SONIA+550, 0.00% Floor	09/30/2031	£48,000	63,100	62,421	(3)(4)(8)(10)(19)
	First Lien Secured Debt - Delayed Draw	SONIA+550, 0.00% Floor	09/30/2031	£2,400	2,829	2,621	(3)(4)(8)(10)(12)(19)(35)
					65,929	65,042
Hanger
Hanger, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	10/23/2031	25,435	25,348	25,530	(15)
	First Lien Secured Debt - Delayed Draw	S+350, 0.00% Floor	10/23/2031	2,057	2,036	2,064	(12)(15)(35)
					27,384	27,594
MyDentist
SPARKLE BIDCO LIMITED	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	10/14/2032	£87,479	114,953	114,051	(3)(4)(8)(10)(19)
	First Lien Secured Debt - Delayed Draw	SONIA+525, 0.00% Floor	10/14/2032	£3,683	4,656	4,418	(3)(4)(8)(10)(12)(19)(35)
					119,609	118,469
Omega Healthcare
OMH-Healthedge Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	04/01/2030	248,510	247,928	241,055	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+450, 1.00% Floor	04/01/2030	—	(103)	(1,137)	(4)(5)(9)(12)(35)
					247,825	239,918
One Call Medical
One Call Corporation	First Lien Secured Debt - Term Loan	S+575, 0.50% Floor	09/10/2030	250,556	247,137	246,797	(4)(16)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	09/10/2030	—	(265)	(298)	(4)(5)(12)(35)
					246,872	246,499
Opseo
Opseo Holding B.V.	First Lien Secured Debt - Term Loan	E+490, 0.00% Floor	01/21/2033	€248,408	286,055	282,815	(3)(4)(8)(9)(10)(22)
	First Lien Secured Debt - Delayed Draw	E+490, 0.00% Floor	01/21/2033	€—	(341)	(346)	(3)(4)(5)(8)(9)(10)(12)(35)
	First Lien Secured Debt - Revolver	E+490, 0.00% Floor	10/21/2032	€—	(95)	(96)	(3)(4)(5)(8)(9)(10)(12)(35)
					285,619	282,373

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
Patterson Companies
Paradigm Parent, LLC	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	04/16/2032	15,244	13,396	12,653	(16)
Practice Plus Group
Practice Plus Group Bidco Limited / Practice Plus Group Holdings Limited	First Lien Secured Debt - Term Loan	SONIA+625, 0.50% Floor	11/19/2029	£11,111	13,271	14,449	(3)(4)(8)(9)(10)(19)
Radiology Partners
Radiology Partners, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	06/30/2032	26,865	26,655	26,515	(16)
Rarebreed
Rarebreed Veterinary Partners, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	04/18/2030	14,852	14,634	14,629	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	04/18/2030	35,896	35,605	35,357	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+425, 1.00% Floor	04/18/2030	872	793	785	(4)(9)(12)(16)(35)
					51,032	50,771
Schoen Klinik
Schoen Klinik SE	First Lien Secured Debt - Term Loan	E+450, 0.00% Floor	01/12/2031	€101,000	116,056	115,573	(3)(4)(8)(10)(22)
Smile Brands
Smile Brands Inc.	First Lien Secured Debt - Term Loan	9.67%	10/12/2027	7,748	7,748	6,353	(4)(17)(33)
Southern Veterinary Partners
Southern Veterinary Partners, LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	12/04/2031	32,255	32,166	32,019	(15)
Team Select
TS Investors, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	05/04/2029	16,692	16,467	16,568	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	05/04/2029	5,808	5,750	5,758	(4)(9)(12)(15)(35)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	05/04/2029	—	(21)	(14)	(4)(5)(9)(12)(35)
					22,196	22,312
Tivity Health
Tivity Health, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	06/28/2029	111,010	110,127	110,455	(4)(9)(15)
US Fertility
US Fertility Enterprises, LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	12/30/2032	16,066	15,985	16,061	(9)(16)
	First Lien Secured Debt - Delayed Draw	S+350, 0.00% Floor	12/30/2032	—	(10)	(1)	(5)(9)(12)(35)
					15,975	16,060
US RADIOLOGY SPECIALISTS
Lumexa Imaging, Inc	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	12/17/2032	10,973	10,945	11,015	(8)(16)
		Total Health Care Providers & Services			$1,877,151	$1,827,746

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
Health Care Technology
Advarra
Advarra Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	09/15/2031	$216,614	$215,568	$213,365	(4)(9)(15)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	09/15/2031	—	(24)	(186)	(4)(5)(9)(12)(35)
					215,544	213,179
CNSI
Acentra Holdings, LLC	First Lien Secured Debt - Term Loan	S+550, 0.50% Floor	12/17/2029	37,224	36,467	37,224	(4)(9)(16)
	First Lien Secured Debt - Term Loan	S+575, 0.50% Floor	12/17/2029	2,898	2,858	2,898	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+550, 0.50% Floor	12/17/2029	—	(77)	—	(4)(5)(9)(12)(35)
					39,248	40,122
Datavant
CT Technologies Intermediate Holdings	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	09/02/2031	177,875	176,244	173,428	(4)(15)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	09/02/2031	22,597	22,359	21,716	(4)(12)(15)(35)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	08/30/2031	—	—	(194)	(4)(5)(35)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	09/02/2031	—	(134)	(227)	(4)(5)(12)(35)
					198,469	194,723
DXC
Wisdom Purchaser, LLC	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	07/24/2032	49,719	49,489	48,476	(4)(16)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	07/24/2032	—	(23)	(142)	(4)(5)(12)(35)
					49,466	48,334
Gainwell
Gainwell Acquisition Corp.	First Lien Secured Debt - Term Loan	S+410, 0.75% Floor	10/01/2027	117,798	116,024	114,608	(16)
MRO Parent
MRO Parent Corporation	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	06/09/2032	25,428	25,080	25,428	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	06/09/2032	—	(44)	—	(4)(5)(12)(35)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	06/09/2032	—	(25)	—	(4)(5)(12)(35)
					25,011	25,428

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (37)	Fair Value (1)(38)
Novotech
Novotech SG Holdings Pte. Ltd./ Novotech Aus Bidco Pty Ltd/Novotech Holdings USA LLC	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	06/27/2031		42,857	42,423	41,910	(4)(8)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	06/27/2031		1,857	1,789	1,699	(4)(8)(9)(12)(17)(35)
						44,212	43,609
Suvoda
Goldeneye Parent, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	03/31/2032		87,564	87,188	84,937	(4)(15)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	03/31/2032		—	(55)	(383)	(4)(5)(12)(35)
						87,133	84,554
		Total Health Care Technology				$775,107	$764,557
Hotels, Restaurants & Leisure
Allwyn Entertainment Financing US LLC
Allwyn Entertainment Financing US LLC	First Lien Secured Debt - Delayed Draw	S+250, 0.00% Floor	11/24/2032		$77,452	$75,903	$76,170	(8)(17)(35)
AVC
Aardvark Bidco Pty LTD / Barrel Bidco Pty LTD	First Lien Secured Debt - Term Loan	BBSW+425, 0.00% Floor	11/24/2030	A$	60,000	42,028	40,983	(3)(4)(8)(10)(28)
	First Lien Secured Debt - Delayed Draw	BBSW+425, 0.00% Floor	11/24/2030	A$	—	(104)	(42)	(3)(4)(5)(8)(10)(12)(35)
						41,924	40,941
Betclic Everest Group SAS
Betclic Everest Group SAS	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	12/09/2031		4,000	3,990	3,996	(8)(15)
Caesars Entertainment
Caesars Entertainment, Inc.	First Lien Secured Debt - Term Loan	S+225, 0.50% Floor	02/06/2031		13,753	13,760	13,392	(8)(15)
Crunch Fitness
Crunch Fitness Merger Sub, LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	09/26/2031		175,781	175,771	174,463	(4)(15)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	09/26/2031		—	(103)	(177)	(4)(5)(12)(35)
						175,668	174,286
Delivery Hero
Delivery Hero Finco Germany GmbH	First Lien Secured Debt - Term Loan	K+500, 0.50% Floor	12/12/2029	₩	194,831,194	139,304	125,931	(3)(8)(9)(21)
Delivery Hero Finco LLC	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	06/16/2032		215,757	210,416	209,016	(8)(9)(10)(15)
	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	12/12/2029		4,693	4,653	4,621	(8)(9)(16)
Delivery Hero SE	Unsecured Debt - Convertible Bond	3.25%	02/21/2030		€9,100	10,407	9,830	(3)(8)(9)
						364,780	349,398

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
Endeavor
Endeavor Operating Co LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	03/24/2032	49,600	49,630	49,550	(15)
	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	03/24/2028	39,692	39,546	39,494	(4)(15)(16)
					89,176	89,044
Fertitta Entertainment
Fertitta Entertainment LLC/NV	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	01/27/2029	21,093	21,080	20,724	(15)(16)
Flutter Entertainment
Flutter Entertainment PLC	First Lien Secured Debt - Term Loan	S+200, 0.50% Floor	06/04/2032	3,970	3,961	3,935	(8)(16)
FLYNN RESTAURANT GROUP
Flynn Restaurant Group LP	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	01/28/2032	20,503	20,336	20,184	(15)(16)
Intralot Capital Luxembourg SA
Intralot Capital Luxembourg SA	First Lien Secured Debt - Term Loan	SONIA+550, 0.00% Floor	09/18/2031	£86,000	113,261	111,553	(3)(4)(8)(10)(19)
JOA
Joker Holdco 3 S.a r.l.	First Lien Secured Debt - Term Loan	E+600, 0.00% Floor	04/19/2031	€126,725	132,938	145,303	(3)(4)(8)(9)(10)(23)
Nottingham Forest FC
Nottingham Forest Football Club Limited	First Lien Secured Debt - Term Loan	8.75%	12/27/2027	£23,750	29,703	30,807	(3)(4)(8)(10)
OpenBet
OB Global Openbet Holdings 2 LLC	First Lien Secured Debt - Term Loan	S+600, 1.50% Floor	09/24/2029	77,875	77,103	76,707	(4)(16)
PARS
PARS Group LLC	First Lien Secured Debt - Term Loan	S+685, 1.50% Floor	04/03/2028	8,590	8,535	7,302	(4)(9)(15)
Scientific Games Lottery
Scientific Games Holdings LP	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	04/04/2029	47,446	47,140	46,807	(16)
Sky Zone
CircusTrix Holdings LLC	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	07/18/2028	12,266	12,105	11,960	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+675, 1.00% Floor	07/18/2028	3,237	3,193	3,156	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	07/18/2028	484	474	464	(4)(9)(12)(15)(35)
					15,772	15,580

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
Soho House & Co Inc.
Soho House & Co Inc.	Common Equity - Stock	N/A	N/A	406,312 Shares	3,657	3,658	(4)(8)(36)
Soho House Bond Limited	First Lien Secured Debt - Corporate Bond	5.38% Cash plus 5.38% PIK, 0.00% Floor	01/29/2032	84,716	83,887	83,072	(4)(8)
Soho House Holdings Limited	Unsecured Debt - Corporate Bond	12.50% PIK	01/29/2033	14,627	14,387	14,235	(4)(8)
					101,931	100,965
Sports Invest
Sports Invest Holdings Ltd.	First Lien Secured Debt - Term Loan	10.25%	10/03/2029	£55,000	70,487	70,614	(3)(4)(8)(10)
Walter's Wedding
WH BorrowerCo, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	08/02/2030	20,238	20,002	19,479	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	08/02/2030	7,825	7,675	7,320	(4)(9)(12)(15)(16)(35)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	08/02/2030	1,049	999	880	(4)(9)(12)(16)(35)
					28,676	27,679
		Total Hotels, Restaurants & Leisure			$1,436,124	$1,425,387
Household Durables
HOV
K Hovnanian Enterprises Inc	First Lien Secured Debt - Revolver	S+450, 3.00% Floor	06/30/2028	$—	$(6,148)	$(6,875)	(4)(5)(9)(12)(35)
Polywood
Poly-Wood, LLC	First Lien Secured Debt - Term Loan	S+488, 1.00% Floor	03/20/2030	153,269	151,035	152,503	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+488, 1.00% Floor	03/20/2030	10,755	10,407	10,639	(4)(9)(12)(15)(35)
					161,442	163,142
Restoration Hardware
Restoration Hardware, Inc.	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	10/20/2028	28,647	28,058	27,931	(8)(15)(16)
Weber-Stephen Products
Weber-Stephen Products LLC	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	10/01/2032	31,500	31,277	30,878	(16)
		Total Household Durables			$214,629	$215,076
Household Products
Culligan
AI Aqua Merger Sub, Inc.	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	07/31/2028	$2,564	$2,563	$2,561	(15)(16)
Ergotron
Ergotron Acquisition, LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	07/06/2028	8,806	8,728	8,740	(4)(15)
Ergotron Investments, LLC	Common Equity - Equity Unit	N/A	N/A	500 Units	50	55	(4)
					8,778	8,795

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
Tranzonic
TZ Buyer LLC	First Lien Secured Debt - Term Loan	S+635, 0.75% Floor	08/14/2028	40,354	39,698	39,547	(4)(9)(15)
	First Lien Secured Debt - Term Loan	S+625, 0.75% Floor	08/14/2028	2,500	2,451	2,450	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+635, 0.75% Floor	08/14/2028	55,089	54,447	53,987	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+635, 0.75% Floor	08/14/2028	317	310	305	(4)(9)(12)(15)(35)
TZ Parent LLC	Common Equity - Equity Unit	N/A	N/A	50 Units	50	73	(4)(9)
					96,956	96,362
		Total Household Products			$108,297	$107,718
Independent Power & Renewable Electricity Producers
Cogentrix
Cogentrix Finance Holdco I LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	02/26/2032	$13,275	$13,246	$13,297	(15)
		Total Independent Power & Renewable Electricity Producers			$13,246	$13,297
Industrial Conglomerates
Fortis Fire
Fortis Fire & Safety Holdings LP	Common Equity - Equity Unit	N/A	N/A	9 Units	$90	$138	(4)(9)
		Total Industrial Conglomerates			$90	$138
Insurance
Acrisure
Acrisure LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	06/21/2032	$4,963	$4,951	$4,817	(15)
Alera Group
Alera Group, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	05/30/2032	7,445	7,406	7,236	(9)(15)
Alliant
Alliant Holdings Intermediate, LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	09/19/2031	4,987	4,934	4,955	(15)
Ardonagh
Ardonagh Group Finco Pty Ltd	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	02/15/2031	27,982	27,877	27,370	(8)(16)(17)
Asurion
Asurion, LLC	First Lien Secured Debt - Term Loan	S+425, 0.00% Floor	09/19/2030	11,460	11,384	11,346	(15)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
Galway
Galway Borrower LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	09/29/2028	33,530	33,349	33,362	(9)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	09/29/2028	1,471	1,461	1,451	(4)(9)(12)(16)(35)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	09/29/2028	1,139	1,121	1,139	(4)(9)(12)(16)(35)
					35,931	35,952
Higginbotham
HIG Intermediate, Inc.	Preferred Equity - Cumulative Preferred	N/A	N/A	50,000 Units	49	50	(4)
Higginbotham Insurance Agency, Inc.	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	06/11/2031	138,069	137,823	135,307	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+450, 1.00% Floor	06/11/2031	—	(104)	(761)	(4)(5)(12)(35)
					137,768	134,596
Hilb Group
Thg Acquisition, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	10/31/2031	89,029	88,280	87,694	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	10/31/2031	7,646	7,532	7,346	(4)(9)(12)(15)(35)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/31/2031	2,463	2,382	2,313	(4)(9)(12)(15)(35)
					98,194	97,353
Howden Group
HIG Finance 2 Limited	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	04/18/2030	3,223	3,151	3,150	(8)(15)
Hyperion Refinance Sarl	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	02/15/2031	44,530	44,211	43,240	(8)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	02/15/2031	101,200	99,359	101,200	(4)(8)(10)(12)(16)(35)
					146,721	147,590
ISC
IRIS Specialty Acquisition LLC	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	11/20/2032	214,754	213,723	212,070	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	11/20/2032	—	(86)	(452)	(4)(5)(35)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	11/20/2032	7,239	7,088	6,840	(4)(11)(12)(15)(16)(35)
					220,725	218,458
Keystone
Koala Investment Holdings, Inc.	First Lien Secured Debt - Term Loan	S+425, 0.75% Floor	08/29/2032	95,436	94,542	93,766	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	08/29/2032	—	(84)	(322)	(4)(5)(12)(35)
	First Lien Secured Debt - Revolver	S+425, 0.75% Floor	08/29/2032	—	(75)	(143)	(4)(5)(12)(35)
					94,383	93,301

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
Patriot Growth Insurance Services
Patriot Growth Insurance Services, LLC	First Lien Secured Debt - Term Loan	S+515, 0.75% Floor	10/16/2028	31,408	31,408	31,408	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	10/16/2028	5,938	5,903	5,938	(4)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	10/16/2028	—	—	—	(4)(12)(35)
					37,311	37,346
Safe-Guard
SG Acquisition, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	04/03/2030	88,059	87,132	86,738	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	04/03/2030	—	(40)	(86)	(4)(5)(9)(12)(35)
					87,092	86,652
Truist
Truist Insurance Holdings, LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	05/06/2031	32,649	32,580	32,272	(16)
	First Lien Secured Debt - Revolver	S+325, 0.00% Floor	05/06/2029	12,063	11,710	11,566	(4)(12)(16)(35)
					44,290	43,838
		Total Insurance			$958,967	$950,810
Interactive Media & Services
Adevinta
Aurelia Netherlands BV	First Lien Secured Debt - Term Loan	E+475, 0.00% Floor	05/29/2031	€212,000	$232,233	$242,590	(3)(4)(8)(9)(10)(23)
Electronic Arts
OAK-Eagle Acquireco Inc	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	03/24/2033	28,000	27,580	27,860	(15)
		Total Interactive Media & Services			$259,813	$270,450
IT Services
Astek
FINANCIERE ASTEK	First Lien Secured Debt - Term Loan	E+675, 0.00% Floor	04/25/2031	€50,293	$52,807	$56,242	(3)(4)(8)(9)(10)(22)
	First Lien Secured Debt - Delayed Draw	E+675, 0.00% Floor	04/25/2031	€20,626	21,657	23,056	(3)(4)(8)(9)(10)(12)(22)(35)
					74,464	79,298
Avenu Insights
ACP Avenu Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	10/02/2029	14,549	14,371	14,040	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	10/02/2029	2,651	2,606	2,559	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	10/02/2029	—	(38)	(334)	(4)(5)(9)(12)(35)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	10/02/2029	—	(57)	(214)	(4)(5)(9)(12)(35)
					16,882	16,051

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
GrayMatter
Genius Bidco LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	05/01/2030	4,558	4,491	4,398	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	05/01/2030	1,697	1,673	1,637	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	05/01/2030	309	294	270	(4)(9)(12)(16)(35)
	Common Equity - Equity Unit	N/A	N/A	773 Units	77	43	(4)(9)
					6,535	6,348
Vensure
Vensure Employer Services, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	09/27/2031	161,476	160,240	156,631	(4)(9)(16)
Version 1
Investment Company 24 Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+465, 0.00% Floor	07/11/2029	£6,559	7,701	8,465	(3)(4)(8)(9)(19)
	First Lien Secured Debt - Term Loan	E+465, 0.00% Floor	07/11/2029	€4,029	3,998	4,541	(3)(4)(8)(9)(22)
	First Lien Secured Debt - Delayed Draw	SONIA+465, 0.00% Floor	07/11/2029	£2,248	2,637	2,508	(3)(4)(8)(9)(12)(19)(35)
	First Lien Secured Debt - Delayed Draw	E+575, 0.00% Floor	07/11/2029	€—	—	(159)	(3)(4)(5)(8)(9)(10)(12)(35)
					14,336	15,355
VikingCloud
Bullcave Limited	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	08/06/2030	20,737	20,495	20,478	(4)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	08/06/2030	2,632	2,587	2,582	(4)(12)(16)(35)
					23,082	23,060
		Total IT Services			$295,539	$296,743
Leisure Products
Bowlero
Kingpin Intermediate Holdings LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	09/22/2032	$13,021	$12,930	$11,915	(8)(15)(16)
	First Lien Secured Debt - Corporate Bond	7.25%	10/15/2032	15,042	14,537	13,316	(8)
					27,467	25,231
Lime
Neutron Holdings, Inc.	First Lien Secured Debt - Term Loan	10.00%	09/30/2026	75,000	74,717	75,000	(4)(9)
Peloton
Peloton Interactive, Inc.	First Lien Secured Debt - Term Loan	S+550, 0.00% Floor	05/30/2029	81,372	80,860	81,703	(8)(15)
		Total Leisure Products			$183,044	$181,934

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
Life Sciences Tools & Services
Cambrex
Cambrex Corp.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	03/05/2032	$116,226	$115,250	$116,226	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	03/05/2032	17,391	17,242	17,391	(4)(15)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	03/05/2032	3,487	3,357	3,487	(4)(12)(15)(35)
					135,849	137,104
Curia
Curia Global, Inc.	First Lien Secured Debt - Term Loan	S+300 Cash plus 3.25% PIK, 0.00% Floor	12/06/2029	206,524	203,680	187,937	(4)(16)
Parexel
Parexel International Corporation	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	12/12/2031	58,173	58,030	58,052	(15)
		Total Life Sciences Tools & Services			$397,559	$383,093
Machinery
Alliance Laundry Systems
Alliance Laundry Systems LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	08/19/2031	$15,976	$15,939	$15,985	(15)(16)
Arrowhead Engineered Products
Arrowhead Holdco Company	First Lien Secured Debt - Term Loan	S+515 Cash plus 2.75% PIK, 0.75% Floor	08/31/2028	10,492	10,492	7,606	(4)(16)
Carlisle Fluid Technologies
LSF12 Donnelly Bidco, LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	10/02/2029	14,625	14,384	14,349	(4)(9)(15)
Circor
Cube Industrials Buyer, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	10/17/2031	24,256	24,167	24,296	(9)(16)
Duravant
Engineered Machinery Holdings, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	11/26/2032	19,950	19,859	20,060	(16)
Ideal Tridon
Ideal Components Acquisition, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	06/30/2032	29,774	29,363	29,327	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	06/30/2032	—	(37)	(82)	(4)(5)(12)(35)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	06/30/2032	611	549	542	(4)(12)(15)(35)
					29,875	29,787
Industrial Service Solutions WC, Inc.
Industrial Service Solutions WC, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	02/06/2033	59,630	59,043	59,033	(4)(15)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	02/06/2033	1,333	1,137	1,133	(4)(12)(15)(26)(35)
					60,180	60,166

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
JPW
JPW Industries Holding Corporation	First Lien Secured Debt - Term Loan	S+588, 2.00% Floor	11/22/2028	112,574	110,916	110,886	(4)(9)(16)
Milacron
IOTA HOLDINGS 3	First Lien Secured Debt - Term Loan	S+475, 0.00% Floor	03/31/2032	24,551	24,223	23,814	(4)(16)
	First Lien Secured Debt - Revolver	S+475, 0.00% Floor	03/31/2032	2,269	2,162	2,063	(4)(12)(16)(35)
					26,385	25,877
ProMach
Pro Mach Group, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	10/15/2032	33,562	33,483	33,543	(15)
United Flow Technologies
Uft Buyer LLC	First Lien Secured Debt - Term Loan	S+225 Cash plus 2.75% PIK, 0.50% PIK	12/06/2032	68,328	67,674	67,645	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	12/06/2032	2,895	2,763	2,647	(4)(12)(16)(35)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/06/2032	621	532	528	(4)(12)(16)(35)
					70,969	70,820
		Total Machinery			$416,649	$413,375
Media
Accelerate360
Accelerate360 Holdings, LLC	First Lien Secured Debt - Term Loan	S+626, 1.00% Floor	02/11/2027	$77,328	$77,316	$75,975	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+626, 1.00% Floor	02/11/2027	24,289	24,289	23,484	(4)(9)(12)(16)(35)
					101,605	99,459

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
Astound Broadband
Radiate Holdco, LLC	First Lien Secured Debt - Term Loan	S+511 Cash plus 1.50% PIK, 0.75% Floor	09/25/2029	27,442	21,789	24,503	(15)
	First Lien Secured Debt - Term Loan	S+400, 1.00% Floor	06/26/2029	204	200	204	(15)
	First Lien Secured Debt - Delayed Draw	S+400, 1.00% Floor	06/26/2029	204	204	204	(12)(15)(35)
					22,193	24,911
Gannett
Gannett Holdings, LLC	First Lien Secured Debt - Term Loan	S+450, 1.50% Floor	10/15/2029	190,409	188,525	189,457	(8)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 1.50% Floor	10/15/2029	3,565	3,493	3,503	(8)(16)(35)
USA TODAY Co Inc	First Lien Secured Debt - Convertible Bond	6.00%	12/01/2031	500	524	775	(4)(8)
					192,542	193,735
Mari
Mari Events Midco LLC	First Lien Secured Debt - Term Loan	S+400, 1.00% Floor	10/01/2032	318,433	314,254	315,248	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+400, 1.00% Floor	10/01/2032	41,722	40,936	41,166	(4)(16)(35)
Mari Miami II LLC	First Lien Secured Debt - Term Loan	8.99% PIK	10/01/2032	64,980	64,529	64,492	(4)(16)
					419,719	420,906
Material+
Material Holdings, LLC	First Lien Secured Debt - Term Loan	9.80%	08/19/2027	8,278	7,798	2,758	(4)(16)(33)(35)
	First Lien Secured Debt - Delayed Draw	9.80%	08/19/2027	226	226	211	(4)(16)(33)(35)
					8,024	2,969
Ziggo
Ziggo Financing Partnership	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	01/15/2033	15,000	14,714	14,644	(8)(17)
		Total Media			$758,797	$756,624

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
Multi-Utilities
Congruex
Congruex Group LLC	First Lien Secured Debt - Term Loan	S+590, 0.75% Floor	05/03/2029	$32,029	$31,664	$21,815	(9)(16)
		Total Multi-Utilities			$31,664	$21,815
Oil, Gas & Consumable Fuels
AL GCX
AL GCX Holdings, LLC	First Lien Secured Debt - Term Loan	S+225, 0.50% Floor	12/17/2032	$15,659	$15,621	$15,691	(15)
AL GCX Fund VIII
AL GCX Fund VIII Holdings LLC	First Lien Secured Debt - Term Loan	S+200, 0.50% Floor	01/30/2032	8,472	8,458	8,478	(15)
Blackfin
Blackfin Pipeline LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	09/29/2032	24,938	24,819	25,105	(15)
Brookfield Infrastructure Partners
BIP Pipeco Holdings LLC	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	12/06/2030	8,984	9,008	9,008	(16)
CQP
CQP Holdco LP	First Lien Secured Debt - Term Loan	S+175, 0.00% Floor	12/31/2032	35,256	35,285	35,130	(16)
GIP Pilot
GIP Pilot Acquisition Partners, L.P.	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	10/04/2030	1,958	1,970	1,963	(16)
Sempra
BX Frontier Member I LLC	First Lien Secured Debt - Delayed Draw	5.86% PIK	12/31/2060	35,207	35,207	34,844	(4)(8)
	First Lien Secured Debt - Delayed Draw	5.86%	12/31/2060	—	—	(60)	(4)(5)(8)(35)
					35,207	34,784
Stonepeak Bayou
Stonepeak Bayou Holdings LP	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	10/01/2032	16,500	16,215	16,074	(16)
Venture Global
CP2 LNG Holdings, LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	07/28/2028	27,750	27,116	27,056	(4)(8)(15)
		Total Oil, Gas & Consumable Fuels			$173,699	$173,289

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
Paper & Forest Products
48forty Solutions
Alpine Acquisition Corp II	First Lien Secured Debt - Term Loan	8.92%	01/14/2031	$805	$805	$805	(4)(16)(33)
	First Lien Secured Debt - Term Loan	8.67%	01/14/2031	604	604	604	(4)(16)(33)
	First Lien Secured Debt - Delayed Draw	5.75%	01/14/2031	—	(1)	—	(4)(5)(12)(33)(35)
	First Lien Secured Debt - Revolver	5.75%	01/14/2031	—	(12)	—	(4)(5)(12)(33)(35)
	Common Equity - Equity Unit	N/A	N/A	402 Units	—	—	(4)(33)(36)
	Preferred Equity - Preferred Stocks	N/A	N/A	1,710,682 Shares	1,497	1,407	(4)(33)(36)
					2,893	2,816
BiOrigin Specialty
Complete Paper Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	02/04/2031	19,800	19,549	19,089	(4)(15)
		Total Paper & Forest Products			$22,442	$21,905
Personal Care Products
Advantice Health
Jazz AH Holdco, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	04/02/2029	$6,948	$6,948	$6,828	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	04/02/2029	117	117	115	(4)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	04/02/2029	100	93	86	(4)(12)(17)(35)
					7,158	7,029
Arcadia
ACP Tara Holdings, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	12/15/2032	22,000	21,946	22,128	(16)
Dr. Scholls
DRS Holdings III, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	11/01/2028	20,893	20,815	20,684	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	11/01/2028	—	(5)	(13)	(4)(5)(9)(12)(35)
					20,810	20,671
Heat Makes Sense
Amika OpCo LLC	First Lien Secured Debt - Term Loan	S+590, 0.75% Floor	07/01/2029	34,213	33,817	34,213	(4)(9)(17)
	First Lien Secured Debt - Term Loan	S+540, 0.75% Floor	07/01/2029	7,891	7,803	7,891	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	07/01/2028	—	(13)	—	(4)(5)(9)(12)(35)
Oshun Co-Invest-B LP	Common Equity - Stock	N/A	N/A	11 Shares	11	—	(4)(9)
Ishtar Co-Invest-B LP	Common Equity - Stock	N/A	N/A	39 Shares	22	—	(4)(9)
					41,640	42,104
KDC
KDC/ONE Development Corporation, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	08/15/2028	50,719	50,164	50,359	(15)
PDC Brands
Parfums Holding Company, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	06/27/2030	158,947	157,738	157,755	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	06/27/2029	—	(67)	(77)	(4)(5)(9)(11)(12)(35)
					157,671	157,678

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
RoC Skincare
RoC Holdco LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	02/21/2031	25,098	24,712	24,847	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	02/21/2031	8,271	8,215	8,189	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	02/21/2030	—	(57)	(44)	(4)(5)(9)(12)(35)
					32,870	32,992
Suave
Silk Holdings III Corp.	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	12/03/2032	213,533	211,392	211,396	(4)(9)(15)(16)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/03/2032	—	(145)	(152)	(4)(5)(9)(12)(35)
					211,247	211,244
		Total Personal Care Products			$543,506	$544,205
Pharmaceuticals
Alcresta
Alcresta Holdings, LP	Common Equity - Equity Unit	N/A	N/A	1,176 Units	$1	$110	(4)(9)
	Preferred Equity - Preferred Stocks	N/A	N/A	116 Shares	116	83	(4)(9)
Alcresta Therapeutics Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	03/12/2031	8,677	8,553	8,590	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	03/12/2031	203	193	195	(4)(9)(12)(16)(35)
					8,863	8,978
Avid Bioservices
Space Finco, Inc.	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	02/05/2032	14,745	14,551	14,524	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	02/05/2032	10,498	10,319	10,243	(4)(12)(16)(35)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	02/05/2031	—	(122)	(150)	(4)(5)(12)(35)
Space Parent, LP	Common Equity - Stock	N/A	N/A	1,000 Shares	1	1	(4)
	Preferred Equity - Preferred Stocks	N/A	N/A	99,000 Shares	99	99	(4)
					24,848	24,717
Biogaran
Bastille Bidco SAS	First Lien Secured Debt - Term Loan	E+475, 0.00% Floor	01/31/2033	€142,500	167,988	162,238	(3)(4)(8)(10)(22)
Catalent
Creek Parent, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/18/2031	200,373	197,361	198,369	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/18/2031	—	(418)	(291)	(4)(5)(9)(12)(35)
					196,943	198,078
Genmab
GENMAB A/S/GENMAB FINANCE LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	12/10/2032	43,875	43,663	44,091	(8)(10)(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (37)	Fair Value (1)(38)
Karo
Kairos Intermediateco AB	First Lien Secured Debt - Term Loan	E+475, 0.00% Floor	08/26/2032		€66,673	77,173	76,294	(3)(4)(8)(9)(10)(23)
	First Lien Secured Debt - Term Loan	N+475, 0.00% Floor	08/26/2032	Nkr	614,359	60,378	62,813	(3)(4)(8)(9)(10)(32)
	First Lien Secured Debt - Term Loan	SONIA+475, 0.00% Floor	08/26/2032		£43,708	58,640	57,273	(3)(4)(8)(9)(10)(19)
	First Lien Secured Debt - Delayed Draw	E+475, 0.00% Floor	08/26/2032		€—	706	(308)	(3)(4)(5)(8)(9)(10)(35)
						196,897	196,072
PAI
PAI Co-Investor FT Aggregator LLC	Common Equity - Stock	N/A	N/A		100 Shares	100	83	(4)(9)
Pai Middle Tier, LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	02/13/2032		29,552	29,127	28,763	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	02/13/2032		525	459	385	(4)(9)(12)(16)(35)
						29,686	29,231
		Total Pharmaceuticals				$668,888	$663,405
Professional Services
Alix Partners
AlixPartners, LLP	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	08/12/2032		$6,983	$6,958	$6,928	(15)
BDO USA
BDO USA, P.A.	First Lien Secured Debt - Term Loan	S+500, 2.00% Floor	08/31/2028		191,817	189,753	187,117	(4)(9)(16)
	First Lien Secured Debt - Term Loan	S+450, 2.00% Floor	08/31/2028		34,044	33,748	32,846	(4)(9)(16)
						223,501	219,963
Citation Group
Rocket Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+475, 0.00% Floor	01/15/2032		£85,925	104,294	113,447	(3)(4)(8)(10)(19)
	First Lien Secured Debt - Delayed Draw	SONIA+475, 0.00% Floor	01/15/2032		£8,426	7,695	8,049	(3)(4)(8)(10)(12)(19)(35)
						111,989	121,496
CohnReznick
CohnReznick Advisory LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	03/31/2032		9,394	9,357	9,147	(16)
	First Lien Secured Debt - Delayed Draw	S+325, 0.00% Floor	03/31/2032		—	(2)	(14)	(5)(12)(35)
						9,355	9,133

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(35)
Crete PA
Crete PA Holdco, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	11/26/2030	23,256	23,161	23,081	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	11/26/2030	86,237	85,823	85,590	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/26/2030	12,019	11,848	11,544	(4)(12)(16)(35)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/26/2030	—	(58)	(97)	(4)(5)(12)(35)
					120,774	120,118
EAB
EAB Global, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	08/16/2030	58,605	58,408	52,379	(16)
	First Lien Secured Debt - Revolver	S+300, 0.00% Floor	01/31/2030	5,220	5,191	4,508	(4)(12)(15)(16)(35)
					63,599	56,887
Escalent
M&M OPCO, LLC	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	04/07/2029	9,095	8,934	8,913	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	04/07/2029	—	(7)	(10)	(4)(5)(9)(12)(35)
					8,927	8,903
FGS Global
Kite Bidco Inc.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	11/25/2031	61,788	60,997	60,861	(4)(10)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.00% Floor	09/20/2031	—	(92)	(228)	(4)(5)(10)(12)(35)
					60,905	60,633
G&A
G&A Partners Holding Company II, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	03/03/2031	26,229	25,961	26,163	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	03/01/2031	2,525	2,493	2,519	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	03/01/2030	—	(23)	(4)	(4)(5)(9)(12)(35)
					28,431	28,678
Grant Thornton Advisors
Grant Thornton Advisors Holdings LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	06/02/2031	83,911	83,744	78,544	(15)
Grant Thornton UK
Pacioli UK Midco Limited	First Lien Secured Debt - Term Loan	SONIA+500, 0.00% Floor	04/14/2032	£109,980	142,762	142,294	(3)(4)(8)(9)(10)(19)
Jensen Hughes
Jensen Hughes, Inc	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	09/01/2031	77,664	76,703	76,693	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	09/01/2031	4,228	4,073	3,889	(4)(12)(16)(35)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	09/01/2031	—	(103)	(110)	(4)(5)(11)(12)(35)
					80,673	80,472

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
Kroll
Deerfield Dakota Holding, LLC	First Lien Secured Debt - Term Loan	S+575 Cash plus 2.75% PIK, 0.75% Floor	09/13/2032	106,007	104,974	104,417	(4)(16)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	09/13/2032	1,963	1,866	1,816	(4)(12)(15)(35)
					106,840	106,233
Mace Consult
Consult Bidco Ltd	First Lien Secured Debt - Term Loan	SONIA+500, 0.00% Floor	03/04/2033	£71,568	93,737	92,833	(3)(4)(8)(10)(19)
	First Lien Secured Debt - Term Loan	S+500, 0.00% Floor	03/04/2033	68,873	67,873	67,495	(4)(8)(10)(17)
	First Lien Secured Debt - Delayed Draw	SONIA+500, 0.00% Floor	03/04/2033	£—	(392)	(389)	(3)(4)(5)(8)(10)(35)
					161,218	159,939
Waystone
Sigma Irish Acquico Limited	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	03/19/2032	€67,460	72,245	76,609	(3)(4)(8)(10)(22)
	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	03/19/2032	70,821	69,564	69,405	(4)(8)(10)(15)
	First Lien Secured Debt - Delayed Draw	E+525, 0.00% Floor	03/19/2032	€6,856	7,964	7,766	(3)(4)(8)(10)(12)(22)(35)
	First Lien Secured Debt - Delayed Draw	S+525, 0.00% Floor	03/19/2032	—	(142)	(332)	(4)(5)(8)(10)(12)(35)
					149,631	153,448
		Total Professional Services			$1,359,307	$1,353,669
Real Estate Management & Development
Aedas Homes S.A.U.
Aedas Homes S.A.	First Lien Secured Debt - Corporate Bond	E+525, 2.00% Floor	12/31/2029	€21,000	$24,836	$24,098	(3)(4)(8)(10)(22)
Associa
Associations Inc.	First Lien Secured Debt - Term Loan	S+676, 1.00% Floor	07/02/2028	21,262	21,228	21,155	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+676, 1.00% Floor	07/02/2028	4,163	4,153	4,131	(4)(12)(16)(35)
	First Lien Secured Debt - Revolver	S+676, 1.00% Floor	07/02/2028	—	(1)	(5)	(4)(5)(12)(35)
					25,380	25,281
Hispania
Neinor DMP BidCo, S.A.U.	First Lien Secured Debt - Corporate Bond	E+530, 2.00% Floor	12/31/2029	€37,764	43,634	43,335	(3)(4)(8)(10)(22)
Pritchard Industries
Pritchard Industries, LLC	First Lien Secured Debt - Term Loan	S+590, 0.75% Floor	10/13/2027	6,239	6,240	5,693	(4)(16)
		Total Real Estate Management & Development			$100,090	$98,407

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
Semiconductors & Semiconductor Equipment
Softbank ARM Loan
Kronos I UK Ltd	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	09/21/2027	$12,500	$12,500	$12,500	(4)(8)(9)(10)(16)
	First Lien Secured Debt - Delayed Draw	S+225, 0.00% Floor	08/21/2027	12,500	12,433	12,500	(4)(8)(9)(10)(16)
		Total Semiconductors & Semiconductor Equipment			$24,933	$25,000
Software
Accela
Accela, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	09/03/2030	$18,103	$17,847	$17,786	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+600, 0.75% Floor	09/03/2030	—	(22)	(30)	(4)(5)(9)(12)(35)
					17,825	17,756
Access Group
Armstrong Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	06/28/2029	£27,600	33,198	33,518	(3)(4)(8)(19)
	First Lien Secured Debt - Delayed Draw	SONIA+525, 0.00% Floor	06/28/2029	£14,400	17,333	17,487	(3)(4)(8)(19)
					50,531	51,005
Alteryx
Azurite Intermediate Holdings, Inc.	First Lien Secured Debt - Term Loan	S+600, 0.75% Floor	03/19/2031	11,283	11,152	10,776	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+600, 0.75% Floor	03/19/2031	25,631	25,337	24,478	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	03/19/2031	—	(78)	(330)	(4)(5)(9)(12)(35)
					36,411	34,924
AMAG
SRP Eagle Buyer Inc.	First Lien Secured Debt - Term Loan	S+500, 1.50% Floor	12/08/2031	29,925	29,638	29,027	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.50% Floor	12/08/2031	—	(167)	(529)	(4)(5)(35)
	First Lien Secured Debt - Revolver	S+500, 1.50% Floor	12/08/2031	—	(100)	(212)	(4)(5)(12)(35)
					29,371	28,286
Anaplan
Anaplan, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	06/21/2029	237,316	237,316	230,196	(4)(16)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	06/21/2028	—	—	(357)	(4)(5)(12)(35)
					237,316	229,839
Arctera Holdings II, Inc.
	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	11/30/2026	36,300	36,152	36,209	(4)(18)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
Avetta
Artifact Bidco, Inc.	First Lien Secured Debt - Term Loan	S+415, 0.50% Floor	07/28/2031	63,399	62,886	61,497	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+415, 0.50% Floor	07/28/2031	—	(59)	(466)	(4)(5)(9)(12)(35)
	First Lien Secured Debt - Revolver	S+415, 0.50% Floor	07/26/2030	—	(80)	(277)	(4)(5)(9)(12)(35)
					62,747	60,754
Beeline
IQN Holding Corp.	First Lien Secured Debt - Term Loan	S+263 Cash plus 3.13% PIK, 0.75% Floor	05/02/2029	53,486	53,237	51,079	(4)(9)(16)
	First Lien Secured Debt - Term Loan	S+263 Cash plus 3.13% PIK, 0.75% Floor	05/02/2029	17,878	17,666	17,074	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	05/02/2028	2,464	2,449	2,274	(4)(9)(12)(16)(35)
					73,352	70,427
CINC Systems
1475 Holdings, LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	01/18/2030	6,254	6,181	6,087	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	01/18/2030	143	129	114	(4)(9)(12)(16)(35)
					6,310	6,201
Clanwilliam
Tribe Bidco Limited	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	09/13/2032	€53,893	62,438	59,178	(3)(4)(8)(10)(23)
	First Lien Secured Debt - Delayed Draw	E+525, 0.00% Floor	09/13/2032	€1,397	1,905	289	(3)(4)(8)(10)(12)(23)(35)
	First Lien Secured Debt - Revolver	E+525, 0.00% Floor	03/12/2032	€233	388	(261)	(3)(4)(5)(8)(10)(12)(22)(35)
					64,731	59,206
Cohesity
Clover Holdings 2, LLC	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	12/09/2031	22,852	22,554	21,938	(15)(16)
CompTIA
Endor Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	01/09/2032	37,312	36,989	35,726	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	01/09/2032	—	(35)	(355)	(4)(5)(9)(12)(35)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	01/09/2032	—	(35)	(178)	(4)(5)(9)(12)(35)
					36,919	35,193
Conga Corp
Conga Corp	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	05/06/2028	7,736	7,471	6,247	(4)(16)
Couchbase
Cascade Intermediate II, Inc.	First Lien Secured Debt - Term Loan	13.00% PIK	09/24/2033	23,998	23,557	22,138	(4)
Cascade Parent Inc.	First Lien Secured Debt - Term Loan	S+575, 0.50% Floor	09/24/2031	152,304	150,145	145,450	(4)(15)
	First Lien Secured Debt - Revolver	S+575, 0.50% Floor	09/24/2030	—	(183)	(509)	(4)(5)(11)(12)(35)
					173,519	167,079

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (37)	Fair Value (1)(38)
Coupa Software
Coupa Software Incorporated	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	02/27/2030		54,317	53,440	52,144	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	02/27/2030		—	(35)	(197)	(4)(5)(9)(12)(35)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	02/27/2029		—	(46)	(123)	(4)(5)(9)(12)(35)
						53,359	51,824
Databricks
Databricks, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	01/05/2032		146,113	145,602	145,383	(15)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.00% Floor	01/05/2032		—	(11)	(463)	(5)(12)(35)
						145,591	144,920
Enverus
Edition Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	12/20/2032		310,668	309,836	307,561	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	12/20/2032		—	(127)	(649)	(4)(5)(12)(35)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	12/20/2032		—	(97)	(270)	(4)(5)(12)(35)
						309,612	306,642
Everbridge
Everbridge Holdings, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	07/02/2031		60,713	60,494	59,802	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	07/02/2031		5,950	5,920	5,720	(4)(9)(12)(16)(35)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	07/02/2031		—	(23)	(108)	(4)(5)(9)(12)(35)
						66,391	65,414
Forterro
Forterro Group AB	First Lien Secured Debt - Term Loan	E+475, 0.00% Floor	07/09/2029		€10,049	10,110	11,295	(3)(4)(8)(9)(23)
	First Lien Secured Debt - Term Loan	SONIA+475, 0.00% Floor	07/09/2029		£3,847	4,933	4,951	(3)(4)(8)(9)(19)
	First Lien Secured Debt - Term Loan	SARON+475, 0.00% Floor	07/09/2029	₣	4,430	4,721	5,388	(3)(4)(8)(9)(24)
	First Lien Secured Debt - Term Loan	STIBOR+475, 0.00% Floor	07/09/2029	Skr	35,658	3,344	3,663	(3)(4)(8)(9)(25)
	First Lien Secured Debt - Delayed Draw	E+475, 0.00% Floor	07/09/2029		€29,608	31,266	32,306	(3)(4)(8)(9)(10)(12)(23)(35)
						54,374	57,603
Fortnox
OMEGA II AB	First Lien Secured Debt - Term Loan	STIBOR+425, 0.00% Floor	06/17/2032	Skr	658,611	67,840	67,485	(3)(4)(8)(10)(25)
	First Lien Secured Debt - Delayed Draw	STIBOR+475, 0.00% Floor	06/17/2032	Skr	—	(580)	(565)	(3)(4)(5)(8)(10)(12)(35)
						67,260	66,920

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
G2CI
Evergreen IX Borrower 2023, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	09/30/2030	121,249	119,401	118,218	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/01/2029	—	(148)	(252)	(4)(5)(9)(12)(35)
					119,253	117,966
HHAeXchange
Homecare Software Solutions LLC	First Lien Secured Debt - Term Loan	S+555 Cash plus 2.93% PIK, 0.75% Floor	06/16/2031	78,302	78,302	76,736	(4)(15)
Instem
Ichor Management Limited	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	12/07/2029	9,070	8,914	8,616	(4)(8)(9)(17)
	First Lien Secured Debt - Delayed Draw	SONIA+575, 1.00% Floor	12/07/2029	£4,099	4,064	3,894	(4)(8)(9)(19)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	12/07/2029	1,270	1,563	1,583	(3)(4)(8)(9)(12)(17)(35)
					14,541	14,093
Iris Software
Elements Finco Limited	First Lien Secured Debt - Term Loan	SONIA+300 Cash plus 2.25% PIK, 0.00% Floor	04/29/2031	£32,909	41,438	41,708	(3)(4)(8)(10)(19)
Jeppesen
JEPPESEN HOLDINGS, LLC	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	11/01/2032	193,563	192,177	191,386	(4)(16)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	11/01/2032	—	(71)	(113)	(4)(5)(12)(35)
					192,106	191,273
Kaseya
Kaseya Inc	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	03/22/2032	12,824	12,769	12,013	(15)
	First Lien Secured Debt - Revolver	S+325, 0.00% Floor	03/20/2030	—	(10)	(236)	(5)(12)(35)
					12,759	11,777
Medallia
Medallia, Inc.	First Lien Secured Debt - Term Loan	6.75%	10/29/2028	41,048	39,654	23,808	(4)(9)(16)(33)
M-Files
MetaTiedot Midco S.ï¿½ r.l.	First Lien Secured Debt - Term Loan	E+500, 0.75% Floor	11/27/2031	€21,178	22,095	23,622	(3)(4)(8)(22)
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	11/27/2031	15,859	15,656	15,225	(4)(8)(16)
	First Lien Secured Debt - Delayed Draw	E+500, 0.75% Floor	11/27/2031	€1,891	1,982	2,110	(3)(4)(8)(22)
	First Lien Secured Debt - Revolver	E+500, 0.75% Floor	11/27/2030	€1,029	1,028	1,003	(3)(4)(8)(12)(22)(35)
					40,761	41,960

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (37)	Fair Value (1)(38)
Mitchell
Mitchell International, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	06/17/2031		40,039	39,907	38,318	(15)
mPulse
mPulse Mobile, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	08/26/2032		32,227	31,925	30,696	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	08/26/2032		—	(14)	(146)	(4)(5)(12)(35)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	08/26/2032		—	(42)	(231)	(4)(5)(12)(35)
						31,869	30,319
MYOB
MYOB US Borrower LLC	First Lien Secured Debt - Term Loan	BBSW+575 Cash plus 2.75% PIK, 0.75% Floor	06/06/2030	A$	157,188	100,920	104,385	(3)(4)(8)(9)(10)(27)
New Relic
Crewline Buyer, Inc.	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	11/08/2030		66,900	65,614	65,060	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	11/08/2030		—	(72)	(120)	(4)(5)(9)(12)(35)
						65,542	64,940
Paessler
Blitz 24-34 GmbH	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	05/03/2031		47,065	46,693	45,653	(4)(8)(16)
	First Lien Secured Debt - Delayed Draw	S+600, 1.00% Floor	05/03/2030		—	(24)	(213)	(4)(5)(8)(12)(35)
						46,669	45,440
Qualtrics
Quartz Acquireco, LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	06/28/2030		785	782	657	(16)
Quorum
QBS Parent, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	06/03/2032		157,926	157,246	153,188	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	06/03/2032		—	—	(652)	(4)(5)(9)(12)(35)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	06/03/2032		—	(81)	(574)	(4)(5)(9)(11)(12)(35)
						157,165	151,962
Redwood
Runway Bidco, LLC	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	12/17/2031		165,478	164,057	159,686	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	12/17/2031		—	(170)	(1,453)	(4)(5)(12)(35)
	First Lien Secured Debt - Revolver	S+500, 0.50% Floor	12/17/2031		—	(170)	(727)	(4)(5)(12)(35)
						163,717	157,506

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
Solera
Polaris Newco, LLC	First Lien Secured Debt - Term Loan	S+426, 0.50% Floor	06/02/2028	53,123	52,795	46,898	(16)
Sovos Compliance
Sovos Compliance, LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	08/13/2029	90	86	86	(16)
Sunfire
Spark Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	04/01/2031	8,519	8,385	8,306	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	04/01/2030	—	(18)	(34)	(4)(5)(9)(12)(35)
					8,367	8,272
Trading Technologies
Trading Technologies International, Inc.	First Lien Secured Debt - Term Loan	S+425, 0.50% Floor	11/04/2032	43,243	43,189	41,894	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+425, 0.50% Floor	11/04/2032	10,811	10,798	10,474	(4)(16)
	First Lien Secured Debt - Revolver	S+425, 0.50% Floor	11/04/2032	—	(8)	(211)	(4)(5)(12)(35)
					53,979	52,157
Uniguest
Uniguest Holdings, Inc	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/27/2030	48,043	47,453	46,030	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/27/2030	—	(110)	(785)	(4)(5)(12)(35)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/27/2030	—	(54)	(194)	(4)(5)(12)(35)
					47,289	45,051
Verscend
Cotiviti, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	05/01/2031	51,004	49,653	47,115	(15)(16)
	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	03/26/2032	40,953	40,471	37,799	(15)
					90,124	84,914
VIP
Vamos Bidco, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	01/30/2032	66,327	65,750	64,172	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	01/30/2032	—	(116)	(1,183)	(4)(5)(12)(35)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	01/30/2032	—	(70)	(271)	(4)(5)(12)(35)
					65,564	62,718

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
Zafin
Zafin Labs Americas Incorporated	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	02/14/2031	12,500	12,341	12,317	(4)(8)(9)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	02/14/2031	—	(34)	(37)	(4)(5)(8)(9)(12)(35)
					12,307	12,280
Zendesk
Zendesk, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	11/22/2028	127,177	125,931	120,818	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	11/22/2028	32,432	32,150	30,810	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	11/22/2028	—	(119)	(670)	(4)(5)(9)(12)(35)
					157,962	150,958
		Total Software			$3,185,654	$3,094,569
Specialty Retail
CONSTELLATION AUTOMOTIVE
BBD Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+625, 0.00% Floor	03/21/2031	£21,455	$27,489	$28,327	(3)(4)(8)(10)(19)
	First Lien Secured Debt - Term Loan	E+625, 0.00% Floor	04/03/2031	€8,869	9,500	10,226	(3)(4)(8)(10)(23)
					36,989	38,553
EG Group
EG America, LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	02/10/2031	3,100	3,093	3,107	(8)(15)
EG Global Finance PLC	First Lien Secured Debt - Corporate Bond	S+750, 0.50% Floor	11/30/2028	118,022	115,389	124,808	(4)(8)(14)
					118,482	127,915
PetSmart
PetSmart LLC	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	08/18/2032	18,746	18,575	18,657	(15)
S&S
S&S Holdings LLC	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	10/01/2031	58,019	56,990	54,828	(15)
Skechers
Beach Acquisition Bidco LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	09/12/2032	13,965	13,932	14,017	(16)
Sweetwater Borrower LLC
Sweetwater Borrower LLC	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	02/17/2033	2,300	2,291	2,304	(15)
Tailored Brands
The Men's Wearhouse, LLC	First Lien Secured Debt - Term Loan	S+575, 0.00% Floor	01/28/2031	14,672	14,489	14,686	(15)(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
Varsity Brands
Varsity Brands, LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	08/26/2031	60,594	60,362	60,415	(9)(16)
		Total Specialty Retail			$322,110	$331,375
Technology Hardware, Storage & Peripherals
Biamp
Biamp	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	04/30/2030	$41,120	$40,514	$38,295	(4)(9)(16)
	First Lien Secured Debt - Revolver	P+425, 1.00% Floor	04/30/2030	2,000	1,917	1,588	(4)(9)(12)(26)(35)
					42,431	39,883
Service Express
Victors Purchaser, LLC	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	12/23/2032	183,062	182,157	178,943	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	12/23/2032	—	(119)	(509)	(4)(5)(12)(35)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/23/2032	—	(144)	(578)	(4)(5)(12)(35)
					181,894	177,856
Valor
VCI Asset Holdings 1 LLC	First Lien Secured Debt - Term Loan	10.00%	11/20/2030	236,992	235,000	251,377	(4)
VCI Asset Holdings 2 LLC	First Lien Secured Debt - Term Loan	7.38%	02/18/2031	304,395	301,420	313,831	(4)
VCI Intermediate Topco 1 LLC	Common Equity - Membership Interest	N/A	N/A	13,750,397 Units	13,750	13,888	(4)(8)(36)
VCI Intermediate TopCo 2 LLC	Common Equity - Membership Interest	N/A	N/A	41,837,476 Units	41,837	42,256	(4)(8)(36)
					592,007	621,352
		Total Technology Hardware, Storage & Peripherals			$816,332	$839,091
Textiles, Apparel & Luxury Goods
Authentic Brands
ABG Intermediate Holdings 2 LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	12/21/2028	$57,392	$57,200	$57,340	(15)
	First Lien Secured Debt - Delayed Draw	S+225, 0.00% Floor	02/13/2032	29,095	29,032	29,000	(15)
					86,232	86,340
Gruppo Florence
Made in Italy 2 S.P.A.	First Lien Secured Debt - Corporate Bond	E+700, 0.00% Floor	10/17/2030	€74,500	77,420	74,916	(3)(4)(8)(9)(23)
Iconix Brand Group
IBG Borrower LLC	First Lien Secured Debt - Term Loan	S+515, 1.00% Floor	08/22/2029	134,574	133,202	131,210	(4)(9)(16)
	First Lien Secured Debt - Term Loan	S+515, 1.00% Floor	08/22/2031	79,168	77,584	77,188	(4)(9)(16)
					210,786	208,398
		Total Textiles, Apparel & Luxury Goods			$374,438	$369,654

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (37)	Fair Value (1)(38)
Trading Companies & Distributors
Lindstrom, LLC
Lindstrom, LLC	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	12/30/2032	40,000	39,400	39,152	(4)(17)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	12/30/2032	1,865	1,715	1,653	(4)(12)(16)(35)
					41,115	40,805
Meritus Gas Partners
MGP Holdings III Corp.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	03/01/2030	28,125	27,734	27,703	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	03/01/2030	9,656	9,520	9,479	(4)(9)(12)(16)(35)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	03/01/2030	524	497	494	(4)(9)(12)(16)(35)
					37,751	37,676
NEFCO
NFO Orange Buyer, LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	01/13/2033	72,424	72,070	72,062	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	01/13/2033	—	(38)	(39)	(4)(5)(35)
	First Lien Secured Debt - Revolver	P+350, 0.75% Floor	01/13/2033	2,069	2,019	2,018	(4)(12)(26)(35)
					74,051	74,041
ORS Nasco
WC ORS Buyer, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	08/07/2031	95,968	94,767	95,008	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	08/07/2031	14,223	14,051	14,080	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	08/07/2031	5,021	4,853	4,878	(4)(9)(12)(15)(16)(35)
WC ORS Holdings, L.P.	Common Equity - Limited Partnership	N/A	N/A	90,443 Units	90	187	(4)(9)
					113,761	114,153
		Total Trading Companies & Distributors			$266,678	$266,675
Transportation Infrastructure
Amey
Project Ardent Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	11/12/2031	£125,385	$157,347	$163,470	(3)(4)(8)(10)(19)
Eagle Railcar
Elk Bidco, Inc	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	06/14/2032	112,096	111,585	111,535	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	06/14/2032	—	(52)	(352)	(4)(5)(12)(35)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	06/14/2032	—	(94)	(528)	(4)(5)(12)(35)
					111,439	110,655

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company (34)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (37)	Fair Value (1)(38)
NARS
North American Rail Solutions LLC	First Lien Secured Debt - Term Loan	C+475, 1.00% Floor	08/29/2031	C$	38,866	28,040	27,450	(3)(4)(9)(29)
	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	08/29/2031		8,706	8,625	8,555	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	C+475, 1.00% Floor	08/29/2031	C$	—	(8)	(31)	(3)(4)(5)(9)(12)(35)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	08/29/2031		—	(10)	(39)	(4)(5)(9)(12)(35)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	08/29/2031		132	118	105	(4)(9)(12)(15)(35)
	First Lien Secured Debt - Revolver	C+475, 1.00% Floor	08/29/2031	C$	—	(45)	(86)	(3)(4)(5)(9)(12)(35)
						36,720	35,954
Signature Aviation
Brown Group Holding, LLC	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	07/01/2031		18,637	18,587	18,689	(15)(16)
		Total Transportation Infrastructure				$324,093	$328,768
Wireless Telecommunication Services
Consumer Cellular
CCI Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	05/13/2032		$94,292	$93,474	$94,527	(4)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	05/13/2032		—	(49)	—	(4)(5)(12)(35)
						93,425	94,527
		Total Wireless Telecommunication Services				$93,425	$94,527

		Total Investments before Cash Equivalents				$25,426,426	$25,149,083	(2)(6)(34)
Goldman Sachs Financial Square Government Fund Institutional		N/A	N/A		159,399	$159,399	$159,399	(7)
		Total Investments after Cash Equivalents				$25,585,825	$25,308,482

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Derivative Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Footnote Reference
Interest rate swap (a)	6.90%	S+270	4/13/2029	$325,000	Note 5
Interest rate swap (a)	6.70%	S+280	7/29/2031	$300,000	Note 5
Interest rate swap (a)	3.67%	3M SOFR	12/21/2027	$82,000	Note 5
Interest rate swap (a)	3.65%	3M SOFR	1/19/2028	$18,000	Note 5
Interest rate swap (b)	7.02%	ESTR+372	9/28/2026	€90,000	Note 5
Interest rate swap (a)	6.90%	S+271	4/13/2029	$325,000	Note 5
Interest rate swap (a)	5.86%	S+267	4/13/2029	$350,000	Note 5
Interest rate swap (a)	6.70%	S+280	7/29/2031	$300,000	Note 5
Interest rate swap (a)	8.54%	S+418	9/28/2026	$226,000	Note 5
Interest rate swap (a)	8.62%	S+456	9/28/2028	$325,000	Note 5
Interest rate swap (a)	6.35%	S+239	7/29/2031	$400,000	Note 5
Interest rate swap (a)	6.55%	S+218	3/15/2032	$500,000	Note 5
Interest rate swap (a)	5.88%	S+220.7	8/30/2030	$400,000	Note 5
Interest rate swap (a)	5.66%	S+220.45	8/30/2030	$100,000	Note 5
Interest rate swap (a)	5.20%	3M SOFR	12/8/2028	$400,000	Note 5
Interest rate swap (a)	5.71%	3M SOFR	1/23/2031	$750,000	Note 5

Derivative Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Footnote Reference
Currency swap (c)	S+45.5	KRW-CD 91D	5/12/2026	$81,450	Note 5
Currency swap (c)	S+46.4	KRW-CD 91D	5/12/2026	$60,988	Note 5

(a) Bears interest at a rate determined by three-month SOFR (as defined below). The interest rate locked two business days prior to settlement of the interest rate swaps. The three-month SOFR is 3.68% on March 31, 2026.

(b) Bears interest at a rate determined by 1 day Euro Short Term Rate. The interest rate locked two business days prior to settlement of the interest rate swaps. The 1 day Euro Short Term Rate ("ESTRON") is 1.93% on March 31, 2026.

(c) Bears interest at a rate determined by SOFR and three-month Korean InterBank Offered Rate ("KORIBOR"). The interest rates locked two business days and one business day for SOFR and three-month KORIBOR, respectively, prior to settlement of the currency swaps. The SOFR and the three-month KORIBOR are 3.68% and 2.84%, respectively, on March 31, 2026.

Derivative Instrument	Maturity Date	Notional Amount	Footnote Reference
Swaption	3/17/2027	$2,050,000	Note 5
Binary Option	3/17/2027	$18,000	Note 5

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Derivative Instrument	Settlement Date	Notional amount to be purchased		Notional amount to be sold		Footnote Reference
Foreign currency forward contract	6/17/2026		$397,843	A$	556,875	Note 5
Foreign currency forward contract	6/17/2026	A$	2,668		$1,904	Note 5
Foreign currency forward contract	6/17/2026		$119,643	C$	161,684	Note 5
Foreign currency forward contract	6/17/2026		$5,881	₣	4,518	Note 5
Foreign currency forward contract	6/17/2026	₣	90		$117	Note 5
Foreign currency forward contract	6/17/2026		$2,103,303		€1,811,690	Note 5
Foreign currency forward contract	6/17/2026		$2,239,282		£1,683,238	Note 5
Foreign currency forward contract	6/17/2026		$14,348		¥2,243,860	Note 5
Foreign currency forward contract	6/17/2026		¥3,434		$22	Note 5
Foreign currency forward contract	6/17/2026		$65,717	Nkr	632,080	Note 5
Foreign currency forward contract	6/17/2026	Nkr	18,787		$1,957	Note 5
Foreign currency forward contract	6/17/2026		$75,250	Skr	684,453	Note 5

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

(1)
Fair value is determined in good faith by or under the direction of the Board of Trustees of the Company (the "Board") (See Note 2 to the consolidated financial statements).
(2)
Aggregate gross unrealized gain and loss for federal income tax purposes are $204,297 and $(481,992), respectively. Net unrealized loss is $(277,695) based on a total tax cost of $25,426,778.
(3)
Par amount is denominated in USD unless otherwise noted, British Pound ("£"), Australian Dollar ("A$"), Canadian Dollar ("C$"), European Euro ("€"), Japanese Yen ("¥"), South Korean Won ("₩"), Swedish Krona ("Skr"), Norweigian Krone ("Nkr") and Swiss Franc ("₣"). Par amount represents funded commitments. See Note 35 in the Consolidated Schedule of Investments and Note 8 to the consolidated financial statements for further information on undrawn revolving and delayed draw loan commitments, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies.
(4)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board (see Note 2 and Note 4 to the consolidated financial statements), pursuant to the Company’s valuation policy.
(5)
The negative fair value is the result of the commitment being valued below par. Negative cost is the result of unamortized fees or amounts received at settlement in excess of capital invested.
(6)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted.
(7)
This security is included in Cash and Cash Equivalents on the Consolidated Statements of Assets and Liabilities.
(8)
Investments that the Company has determined are not "qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of March 31, 2026, non-qualifying assets represented approximately 27.61% of the total assets of the Company.
(9)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the "SEC") permitting us to do so (see Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC).
(10)
All or a portion of these debt investments are not pledged as collateral under any of the Company's credit facilities (see Note 6 to the consolidated financial statements). For other debt investments that are pledged to the Company's credit facilities, a single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.
(11)
As of March 31, 2026, there were letters of credit issued and outstanding through the Company under this senior secured facility.
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
(14)
The interest rate on these loans is subject to SOFR, which as of March 31, 2026 was 3.68%.
(15)
The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2026 was 3.66%.
(16)
The interest rate on these loans is subject to 3 months SOFR, which as of March 31, 2026 was 3.68%.
(17)
The interest rate on these loans is subject to 6 months SOFR, which as of March 31, 2026 was 3.70%.
(18)
The interest rate on these loans is subject to 12 months SOFR, which as of March 31, 2026 was 3.73%.
(19)
The interest rate on these loans is subject to SONIA, which as of March 31, 2026 was 3.73%.
(20)
(reserved)
(21)
The interest rate on these loans is subject to 3 months KORIBOR ("K"), which as of March 31, 2026 was 2.84%.
(22)
The interest rate on these loans is subject to 3 months EURIBOR ("E"), which as of March 31, 2026 was 2.08%.
(23)
The interest rate on these loans is subject to 6 months EURIBOR, which as of March 31, 2026 was 2.48%.

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

(24)
The interest rate on these loans is subject to Swiss Average Rate Overnight ("SARON"), which as of March 31, 2026 was (0.07)%.
(25)
The interest rate on these loans is subject to 6 months Stockholm Interbank Offered Rate ("STIBOR"), which as of March 31, 2026 was 2.43%.
(26)
The interest rate on these loans is subject to Prime Rate ("P"), which as of March 31, 2026 was 6.75%.
(27)
The interest rate on this loan is subject to the 3 month Australia Bank Bill Swap Rate ("BBSW"), which as of March 31, 2026 was 4.26%.
(28)
The interest rate on this loan is subject to the 6 month Australia Bank Bill Swap Rate ("BBSW"), which as of March 31, 2026 was 4.78%.
(29)
The interest rate on these loans is subject to 1 month Canadian Overnight Repo Rate Average ("CORRA" or "C"), which as of March 31, 2026 was 2.27%
(30)
The interest rate on these loans is subject to 3 month CORRA, which as of March 31, 2026 was 2.29%.
(31)
The interest rate on these loans is subject to 3 month Japan Tokyo Overnight Average Rate ("TONAR" or "T"), which as of March 31, 2026 was 0.73%.
(32)
The interest rate on these loans is subject to 3 month Norwegian Overnight Weighted Average Rate ("NIBOR" or "NOK"), which as of March 31, 2026 was 4.34%.
(33)
Loan was on non-accrual status as of March 31, 2026. Heubach Holdings USA LLC has a maturity date prior to the end of the current period. The portfolio company has filed for insolvency and resolution of distribution of proceeds is ongoing.
(34)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of March 31, 2026, all of the Company's investments were non-controlled and non-affiliated.

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

(35) As of March 31, 2026, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
1475 Holdings, LLC	$1,071	$(142)	$929	$—	$—	$929
Aardvark Bidco Pty LTD / Barrel Bidco Pty LTD*	11,188	—	11,188	—	—	11,188
Accel International Holdings, LLC	32,173	—	32,173	—	—	32,173
Accela, Inc.	1,714	—	1,714	—	—	1,714
Accelerate360 Holdings, LLC	45,960	(24,288)	21,672	21,672	—	—
Accelevation LLC	3,540	(769)	2,771	—	—	2,771
Acentra Holdings, LLC (fka CNSI Holdings, LLC)	4,000	—	4,000	—	—	4,000
ACP Avenu Buyer, LLC	15,645	—	15,645	—	—	15,645
Actium Midco 3 (UK) Limited*	9,740	—	9,740	—	—	9,740
Advarra Holdings, Inc.	12,380	—	12,380	—	—	12,380
Alcresta Therapeutics Inc.	872	(203)	669	—	—	669
Alkeme Intermediary Holdings LLC	65,000	—	65,000	—	—	65,000
All Star Recruiting Locums, LLC	1,304	(934)	370	—	—	370
Allied Benefit Systems Intermediate LLC	9,552	—	9,552	—	—	9,552
Alpine Acquisition Corp II	302	—	302	—	—	302
Altern Marketing, LLC	4,207	—	4,207	—	—	4,207
American Restoration Holdings, LLC	10,917	(2,268)	8,649	—	—	8,649
Amika OpCo LLC (f/k/a Heat Makes Sense Shared Services, LLC)	1,617	—	1,617	—	—	1,617
Anaplan, Inc.	11,917	—	11,917	—	—	11,917
Arcwood Environmental, Inc. (f/k/a Heritage Environmental Services, Inc.)	13,199	—	13,199	—	—	13,199
Artifact Bidco, Inc.	26,601	—	26,601	—	—	26,601
Aryeh Bidco Investment Ltd.	983	—	983	—	—	983
Aryeh Bidco Investment Ltd.*	20,033	—	20,033	—	—	20,033
Associations Inc.	3,187	—	3,187	—	—	3,187
AVSC Holding Corp.	21,651	(3,897)	17,754	—	—	17,754
Azuria Water Solutions, Inc.	824	—	824	—	—	824
Azurite Intermediate Holdings, Inc.	7,325	—	7,325	—	—	7,325
BGIF IV Fearless Utility Services, Inc.	33,358	(1,962)	31,396	—	—	31,396
Biamp	6,000	(2,000)	4,000	—	—	4,000
Bingo Group Buyer, Inc.	10,324	(63)	10,261	—	—	10,261

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Blitz 24-34 GmbH	$7,097	$—	$7,097	$—	$—	$7,097
Bullcave Limited	3,947	(2,632)	1,315	—	—	1,315
BX Frontier Member I LLC	6,137	—	6,137	—	—	6,137
Cambrex Corp.	15,255	(3,487)	11,768	—	—	11,768
Camin Cargo Control Holdings, Inc.	4,731	(3,170)	1,561	—	—	1,561
Cascade Parent Inc.	13,572	—	13,572	—	—	13,572
CCI Buyer, Inc.	5,534	—	5,534	—	—	5,534
Cerity Partners Equity Holding LLC	63,000	(2,081)	60,919	—	—	60,919
Channelside AcquisitionCo, Inc. (fka Gruden Acquisition, Inc.)	3,916	—	3,916	—	—	3,916
CI (MG) GROUP, LLC	7,779	(1,470)	6,309	—	—	6,309
CI (Quercus) Intermediate Holdings, LLC	12,273	(190)	12,083	—	—	12,083
CircusTrix Holdings LLC	806	(483)	323	—	—	323
Coding Solutions Acquisition Inc	10,058	—	10,058	—	—	10,058
CohnReznick Advisory LLC	545	—	545	—	—	545
Consult Bidco Ltd*	38,857	—	38,857	—	—	38,857
Coretrust Purchasing Group LLC (HPG Enterprises LLC)	6,739	—	6,739	—	—	6,739
Coupa Software Incorporated	8,716	—	8,716	—	—	8,716
Creek Parent, Inc.	29,103	—	29,103	—	—	29,103
Crete PA Holdco, LLC	64,214	—	64,214	—	—	64,214
Crewline Buyer, Inc.	4,365	—	4,365	—	—	4,365
Crunch Fitness Merger Sub, LLC	23,555	—	23,555	—	—	23,555
CSC Holdings, LLC	85,100	(73,064)	12,036	—	—	12,036
CT Technologies Intermediate Holdings (Topco), Inc.	35,536	—	35,536	—	—	35,536
Databricks, Inc.	92,687	—	92,687	—	—	92,687
Deerfield Dakota Holding, LLC	9,814	(1,963)	7,851	—	—	7,851
DRS Holdings III, Inc.	1,341	—	1,341	—	—	1,341
EAB Global, Inc.	7,500	(5,220)	2,280	—	—	2,280
Eagle Purchaser, Inc.	4,133	(4,133)	—	—	—	—
Eclipse Buyer, Inc.	5,809	—	5,809	—	—	5,809
Edition Holdings, Inc.	91,824	—	91,824	—	—	91,824
EHC Holdings Holdco Limited*	28,590	—	28,590	—	—	28,590
Electron BidCo Inc. (dba ExamWorks)	27,000	—	27,000	—	—	27,000

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Elk Bidco, Inc	$44,594	$—	$44,594	$—	$—	$44,594
Endor Purchaser, Inc.	12,531	—	12,531	—	—	12,531
ERC Topco Holdings, LLC	2,135	(1,960)	175	—	—	175
Everbridge Holdings, LLC	15,493	—	15,493	—	—	15,493
Evergreen IX Borrower 2023, LLC	10,071	—	10,071	—	—	10,071
ExactCare Parent, Inc.	4,426	—	4,426	—	—	4,426
Excelligence Learning Corporation	13,562	(8,951)	4,611	—	—	4,611
FINANCIERE ASTEK*	324	—	324	—	—	324
Fire Flow Intermediate Corporation	115,051	—	115,051	—	—	115,051
Forterro Group AB (fka Yellow Castle AB)*	30,931	—	30,931	—	—	30,931
Funecap Holding*	28,487	—	28,487	—	—	28,487
G&A Partners Holding Company II, LLC	1,761	—	1,761	—	—	1,761
Galway Borrower LLC	5,518	(1,139)	4,379	—	—	4,379
Gannett Holdings, LLC	8,795	—	8,795	—	—	8,795
Gateway US Holdings, Inc.	6,109	—	6,109	—	—	6,109
GC Waves Holdings, Inc.	27,754	—	27,754	—	—	27,754
Genius Bidco LLC	1,160	(309)	851	—	—	851
Geotechnical Merger Sub, Inc.	22,096	(2,185)	19,911	—	—	19,911
Golden Hippo Pet, LLC	6,311	—	6,311	—	—	6,311
Goldeneye Parent, LLC	12,774	—	12,774	—	—	12,774
Green Grass Foods, Inc.	1,250	—	1,250	—	—	1,250
GSP Midco LLC	10,500	—	10,500	—	—	10,500
Hanger, Inc.	1,239	—	1,239	—	—	1,239
Heartbeat BidCo GmbH*	3,749	—	3,749	—	—	3,749
HEF Safety Ultimate Holdings, LLC	1,452	—	1,452	—	—	1,452
Higginbotham Insurance Agency, Inc.	38,070	—	38,070	—	—	38,070
Howardsimon LLC	32,279	—	32,279	—	—	32,279
Hyperion Refinance Sarl	118,800	—	118,800	—	—	118,800
Ichor Management Limited*	1,955	(1,681)	274	—	—	274
Ideal Components Acquisition, LLC	10,076	(610)	9,466	—	—	9,466
Industrial Service Solutions WC, Inc.	20,000	(1,333)	18,667	—	—	18,667
International Schools Partnership Limited*	115,122	—	115,122	—	—	115,122
Investment Company 24 Bidco Limited*	12,285	—	12,285	—	—	12,285

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
IOTA HOLDINGS 3	$8,250	$(2,269)	$5,981	$—	$—	$5,981
IQN Holding Corp.	4,224	(2,464)	1,760	—	—	1,760
IRIS Specialty Acquisition LLC	68,046	(7,239)	60,807	—	—	60,807
Ironhorse Purchaser, LLC	483	—	483	—	—	483
IW Buyer LLC	3,146	—	3,146	—	—	3,146
Janus Bidco Limited*	20,987	—	20,987	—	—	20,987
Jazz AH Holdco, LLC	800	(100)	700	—	—	700
Jensen Hughes, Inc	31,706	—	31,706	—	—	31,706
JEPPESEN HOLDINGS, LLC	10,037	—	10,037	—	—	10,037
K Hovnanian Enterprises Inc	125,000	—	125,000	—	—	125,000
Kairos Intermediateco AB*	30,826	—	30,826	—	—	30,826
Kaman Corp	2,911	—	2,911	—	—	2,911
Kaseya Inc	2,500	—	2,500	—	—	2,500
Kite Bidco Inc.	15,212	—	15,212	—	—	15,212
Koala Investment Holdings, Inc.	26,578	—	26,578	—	—	26,578
Legacy Service Partners, LLC (fka Legacy Merger Sub, LLC)	23,333	—	23,333	—	—	23,333
Legends Hospitality Holding Company, LLC	11,527	(6,052)	5,475	—	—	5,475
LHS Borrower LLC	20,118	(5,231)	14,887	—	—	14,887
Lindstrom, LLC	10,000	(1,865)	8,135	—	—	8,135
Lotus Topco Inc.	3,847	—	3,847	—	—	3,847
M&M OPCO, LLC	476	—	476	—	—	476
Madonna Bidco Limited*	6,106	—	6,106	—	—	6,106
Mari Events Midco LLC	13,942	—	13,942	—	—	13,942
Material Holdings, LLC	644	—	644	—	—	644
MetaTiedot Midco S.à r.l.*	4,955	(1,189)	3,766	—	—	3,766
MGP Holdings III Corp.	4,075	(524)	3,551	—	—	3,551
Mobile Communications America, Inc.	4,862	—	4,862	—	—	4,862
Mount Olympus Bidco Limited	1,097	—	1,097	—	—	1,097
mPulse Mobile, Inc.	7,692	—	7,692	—	—	7,692
MRO Holdings, Inc.	102,698	(30,000)	72,698	—	—	72,698
MRO Parent Corporation	4,444	—	4,444	—	—	4,444

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
NFO Orange Buyer, LLC	$25,866	$(2,069)	$23,797	$—	$—	$23,797
North American Rail Solutions LLC	3,750	(132)	3,618	—	—	3,618
North American Rail Solutions LLC*	6,709	—	6,709	—	—	6,709
North Haven RI Buyer, LLC	8,437	(500)	7,937	—	—	7,937
Novotech SG Holdings Pte. Ltd./ Novotech Aus Bidco Pty Ltd/Novotech Holdings USA LLC	5,286	—	5,286	—	—	5,286
NPPI Buyer, LLC	9,211	—	9,211	—	—	9,211
Olympus Terminals Holdco II LLC	22,000	—	22,000	—	—	22,000
OMEGA II AB*	18,844	—	18,844	—	—	18,844
OMH-Healthedge Holdings, Inc.	37,896	—	37,896	—	—	37,896
One Call Corporation (fka Opal Acquisition, Inc.)	19,868	—	19,868	—	—	19,868
One Silver Serve, LLC	11,199	(3,311)	7,888	—	—	7,888
Opseo Holding B.V.*	52,554	—	52,554	—	—	52,554
Orthrus Ltd*	4,939	—	4,939	—	—	4,939
Pai Middle Tier, LLC	5,250	(525)	4,725	—	—	4,725
Paisley Bidco Limited*	10,888	—	10,888	—	10,888	—
Parfums Holding Company, Inc.	10,268	—	10,268	—	—	10,268
Patriot Foods Buyer, Inc.	2,590	(174)	2,416	—	—	2,416
Patriot Growth Insurance Services, LLC	2,311	—	2,311	—	—	2,311
Pinnacle Buyer LLC	2,742	—	2,742	—	—	2,742
PMA Parent Holdings, LLC	987	—	987	—	—	987
Poly-Wood, LLC	23,046	(10,755)	12,291	—	—	12,291
PROJECT CARDINAL ACQUISITION, LLC	8,947	—	8,947	—	—	8,947
Protein For Pets Opco, LLC	4,717	—	4,717	—	—	4,717
Pye-Barker Fire & Safety LLC	1,950	—	1,950	—	—	1,950
QBS Parent, Inc.	40,866	—	40,866	—	—	40,866
QTS Project Ram	27,720	—	27,720	—	27,720	—
Quito*	24,237	—	24,237	—	—	24,237
R.F. Fager Company, LLC	725	(133)	592	—	—	592
Radiate Holdco, LLC	408	—	408	—	—	408
Rarebreed Veterinary Partners, Inc.	5,814	(872)	4,942	—	—	4,942

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Reliable Doors, LLC	$1,164	$—	$1,164	$—	$—	$1,164
Rialto Management Group, LLC	3,588	—	3,588	—	—	3,588
RoC Holdco LLC	4,390	—	4,390	—	—	4,390
Rochester Midland Corporation	13,084	(1,095)	11,989	—	—	11,989
Rocket Bidco Limited*	32,600	—	32,600	—	—	32,600
Rocket Youth Brands Holdco LLC	8,651	—	8,651	—	—	8,651
Runway Bidco, LLC	62,292	—	62,292	—	—	62,292
Russell Investments US Institutional Holdco Inc	9,900	—	9,900	—	—	9,900
Saber Parent Holdings Corp	69,512	(6,797)	62,715	—	—	62,715
SG Acquisition, Inc.	5,757	—	5,757	—	—	5,757
Sigma Irish Acquico Limited	16,576	—	16,576	—	—	16,576
Silk Holdings III Corp.	15,175	—	15,175	—	—	15,175
Smith Topco, Inc.	1,692	—	1,692	—	—	1,692
Space Finco, Inc.	16,476	—	16,476	—	—	16,476
Spark Purchaser, Inc.	1,351	—	1,351	—	—	1,351
SPARKLE BIDCO LIMITED*	25,595	—	25,595	—	—	25,595
Spruce Bidco II Inc.	26,335	(5,852)	20,483	—	—	20,483
SRP Eagle Buyer Inc.	24,706	—	24,706	—	—	24,706
SupplyHouse LLC	20,000	—	20,000	—	—	20,000
Thg Acquisition, LLC	22,382	(2,463)	19,919	—	—	19,919
TI Intermediate Holdings, LLC	529	(198)	331	—	—	331
TITAN BW BORROWER L.P.	40,322	—	40,322	—	—	40,322
Trading Technologies International, Inc. (fka Gem Merger Sub, Inc.)	6,757	—	6,757	—	—	6,757
Traffic Management Solutions, LLC	6,456	—	6,456	—	—	6,456
Trench Plate Rental Co.	4,545	(3,909)	636	—	—	636
Tribe Bidco Limited*	35,496	(269)	35,227	—	—	35,227
Truck-Lite Co., LLC	76,436	—	76,436	—	—	76,436

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Truist Insurance Holdings, LLC	24,867	(12,063)	12,804	—	—	12,804
TS Investors, LLC	2,693	—	2,693	—	—	2,693
Tulip Bidco Limited*	184,958	—	184,958	—	—	184,958
TZ Buyer LLC	606	(317)	289	—	—	289
Uft Buyer LLC	31,277	(621)	30,656	—	—	30,656
Uniguest Holdings, Inc	23,349	—	23,349	—	—	23,349
US Fertility Enterprises, LLC	2,434	—	2,434	—	—	2,434
USA DeBusk LLC	3,969	(2,010)	1,959	—	1,222	737
Vamos Bidco, Inc.	36,199	—	36,199	—	—	36,199
Vantage Specialty Chemicals Holdings, Inc.	4,824	(965)	3,859	—	—	3,859
Victors Purchaser, LLC	48,313	—	48,313	—	—	48,313
Village Pet Care, LLC	3,327	(365)	2,962	—	2,962	—
Violin Finco Guernsey Limited*	7,044	—	7,044	—	—	7,044
Volunteer AcquisitionCo, LLC	758	(152)	606	—	—	606
Vybond Buyer, LLC	14,000	—	14,000	—	—	14,000
WC ORS Buyer, Inc.	14,346	(5,021)	9,325	—	—	9,325
Wealth Enhancement Group, LLC	12,500	—	12,500	—	—	12,500
WH BorrowerCo, LLC	10,128	(1,049)	9,079	—	9,079	—
Wisdom Purchaser, LLC	5,156	—	5,156	—	—	5,156
Zafin Labs Americas Incorporated	2,500	—	2,500	—	—	2,500
Zendesk, Inc.	13,400	—	13,400	—	—	13,400
Zenith AcquisitionCo, LLC	47,134	—	47,134	—	—	47,134
Zeus Company LLC	7,539	(1,007)	6,532	—	—	6,532
Total	$3,866,412	$(272,144)	$3,594,268	$21,672	$51,871	$3,520,725

* These investments are in a foreign currency and the total commitment has been converted to USD using the March 31, 2026 exchange rate.

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

(36) Securities that are exempt from registration under the Securities Act of 1933 (the "Securities Act"), and may be deemed to be "restricted securities" under the Securities Act. As of March 31, 2026, the aggregate fair value of these securities is $63,798 or 0.4% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Security Type	Acquisition Date
Alpine Acquisition Corp II	Preferred Equity - Preferred Stocks	1/14/2026
Alpine Acquisition Corp II	Common Equity - Equity Unit	1/14/2026
Mitel Networks	Common Equity - Stock	6/20/2025
Soho House & Co Inc.	Common Equity - Stock	1/29/2026
Transportation Insight Parent Company, LLC	Common Equity - Equity Unit	1/28/2026
Transportation Insight Parent Company, LLC	Preferred Equity - Preferred Stocks	1/28/2026
VCI Intermediate Topco 1 LLC	Common Equity - Membership Interest	11/19/2025
VCI Intermediate TopCo 2 LLC	Common Equity - Membership Interest	2/13/2026

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

(37) The following shows the composition of the Company’s portfolio at cost by investment type and industry as of March 31, 2026:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total
Aerospace & Defense	$936,447	$—	$—	$—	$—	$936,447
Air Freight & Logistics	160,530	—	—	—	—	160,530
Automobile Components	262,651	—	—	—	—	262,651
Banks	64,007	—	35,189	—	—	99,196
Beverages	52,146	—	—	—	—	52,146
Building Products	640,509	—	—	—	—	640,509
Capital Markets	337,019	—	—	—	—	337,019
Chemicals	182,466	—	—	—	100	182,566
Commercial Services & Supplies	1,429,298	33,537	—	49	—	1,462,884
Communications Equipment	16,492	—	—	—	3,465	19,957
Construction & Engineering	391,009	—	—	—	151	391,160
Construction Materials	37,027	—	—	—	—	37,027
Consumer Staples Distribution & Retail	626,683	—	—	—	—	626,683
Containers & Packaging	192,675	—	—	—	—	192,675
Distributors	59,337	—	—	—	—	59,337
Diversified Consumer Services	1,168,230	—	—	—	—	1,168,230
Diversified REITs	36,711	—	—	—	—	36,711
Diversified Telecommunication Services	296,478	—	4,393	—	—	300,871
Electric Utilities	191,645	—	—	—	—	191,645
Electrical Equipment	24,728	—	—	—	—	24,728
Electronic Equipment, Instruments & Components	39,106	—	—	—	—	39,106
Energy Equipment & Services	63,739	—	—	—	—	63,739
Entertainment	206,834	—	—	—	—	206,834
Financial Services	1,522,588	—	—	6,993	—	1,529,581
Food Products	39,755	—	—	—	125	39,880
Ground Transportation	120,378	—	—	2,389	—	122,767

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total
Health Care Equipment & Supplies	$239,276	$—	$—	$—	$—	$239,276
Health Care Providers & Services	1,877,151	—	—	—	—	1,877,151
Health Care Technology	775,107	—	—	—	—	775,107
Hotels, Restaurants & Leisure	1,407,673	—	24,794	—	3,657	1,436,124
Household Durables	214,629	—	—	—	—	214,629
Household Products	108,197	—	—	—	100	108,297
Independent Power & Renewable Electricity Producers	13,246	—	—	—	—	13,246
Industrial Conglomerates	—	—	—	—	90	90
Insurance	958,918	—	—	49	—	958,967
Interactive Media & Services	259,813	—	—	—	—	259,813
IT Services	295,461	—	—	—	78	295,539
Leisure Products	183,044	—	—	—	—	183,044
Life Sciences Tools & Services	397,559	—	—	—	—	397,559
Machinery	416,649	—	—	—	—	416,649
Media	758,797	—	—	—	—	758,797
Multi-Utilities	31,664	—	—	—	—	31,664
Oil, Gas & Consumable Fuels	173,699	—	—	—	—	173,699
Paper & Forest Products	20,945	—	—	1,497	—	22,442
Personal Care Products	543,473	—	—	—	33	543,506
Pharmaceuticals	668,569	—	—	217	102	668,888
Professional Services	1,359,307	—	—	—	—	1,359,307
Real Estate Management & Development	100,090	—	—	—	—	100,090
Semiconductors & Semiconductor Equipment	24,933	—	—	—	—	24,933
Software	3,185,654	—	—	—	—	3,185,654
Specialty Retail	322,110	—	—	—	—	322,110
Technology Hardware, Storage & Peripherals	760,744	—	—	—	55,588	816,332
Textiles, Apparel & Luxury Goods	374,438	—	—	—	—	374,438
Trading Companies & Distributors	266,588	—	—	—	90	266,678
Transportation Infrastructure	324,093	—	—	—	—	324,093
Wireless Telecommunication Services	93,425	—	—	—	—	93,425
Total	$25,253,740	$33,537	$64,376	$11,194	$63,579	$25,426,426

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

(38) The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of March 31, 2026:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total	% of Net Assets
Aerospace & Defense	$933,938	$—	$—	$—	$—	$933,938	6.5%
Air Freight & Logistics	158,233	—	—	—	—	158,233	1.1%
Automobile Components	262,704	—	—	—	—	262,704	1.8%
Banks	64,869	—	35,200	—	—	100,069	0.7%
Beverages	52,460	—	—	—	—	52,460	0.4%
Building Products	602,675	—	—	—	—	602,675	4.2%
Capital Markets	340,027	—	—	—	—	340,027	2.4%
Chemicals	153,287	—	—	—	156	153,443	1.1%
Commercial Services & Supplies	1,427,681	5,398	—	49	29	1,433,157	9.9%
Communications Equipment	13,204	—	—	—	202	13,406	0.1%
Construction & Engineering	389,985	—	—	—	137	390,122	2.7%
Construction Materials	36,119	—	—	—	—	36,119	0.3%
Consumer Staples Distribution & Retail	635,718	—	—	—	—	635,718	4.4%
Containers & Packaging	186,737	—	—	—	—	186,737	1.3%
Distributors	58,455	—	—	—	—	58,455	0.4%
Diversified Consumer Services	1,162,031	—	—	—	—	1,162,031	8.0%
Diversified REITs	36,812	—	—	—	—	36,812	0.3%
Diversified Telecommunication Services	286,300	—	4,372	—	—	290,672	2.0%
Electric Utilities	191,790	—	—	—	—	191,790	1.3%
Electrical Equipment	24,951	—	—	—	—	24,951	0.2%
Electronic Equipment, Instruments & Components	39,277	—	—	—	—	39,277	0.3%
Energy Equipment & Services	62,923	—	—	—	—	62,923	0.4%
Entertainment	206,577	—	—	—	—	206,577	1.4%
Financial Services	1,541,192	—	—	6,901	—	1,548,093	10.7%
Food Products	39,638	—	—	—	132	39,770	0.3%
Ground Transportation	120,220	—	—	2,389	—	122,609	0.8%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total	% of Net Assets
Health Care Equipment & Supplies	$233,013	$—	$—	$—	$—	$233,013	1.6%
Health Care Providers & Services	1,827,746	—	—	—	—	1,827,746	12.7%
Health Care Technology	764,557	—	—	—	—	764,557	5.3%
Hotels, Restaurants & Leisure	1,397,665	—	24,065	—	3,657	1,425,387	9.9%
Household Durables	215,076	—	—	—	—	215,076	1.5%
Household Products	107,590	—	—	—	128	107,718	0.7%
Independent Power & Renewable Electricity Producers	13,297	—	—	—	—	13,297	0.1%
Industrial Conglomerates	—	—	—	—	138	138	0.0%
Insurance	950,761	—	—	49	—	950,810	6.6%
Interactive Media & Services	270,450	—	—	—	—	270,450	1.9%
IT Services	296,700	—	—	—	43	296,743	2.1%
Leisure Products	181,934	—	—	—	—	181,934	1.3%
Life Sciences Tools & Services	383,093	—	—	—	—	383,093	2.7%
Machinery	413,375	—	—	—	—	413,375	2.9%
Media	756,624	—	—	—	—	756,624	5.2%
Multi-Utilities	21,815	—	—	—	—	21,815	0.2%
Oil, Gas & Consumable Fuels	173,289	—	—	—	—	173,289	1.2%
Paper & Forest Products	20,498	—	—	1,407	—	21,905	0.2%
Personal Care Products	544,205	—	—	—	—	544,205	3.8%
Pharmaceuticals	663,029	—	—	181	195	663,405	4.6%
Professional Services	1,353,669	—	—	—	—	1,353,669	9.4%
Real Estate Management & Development	98,407	—	—	—	—	98,407	0.7%
Semiconductors & Semiconductor Equipment	25,000	—	—	—	—	25,000	0.2%
Software	3,094,569	—	—	—	—	3,094,569	21.3%
Specialty Retail	331,375	—	—	—	—	331,375	2.2%
Technology Hardware, Storage & Peripherals	782,947	—	—	—	56,144	839,091	5.7%
Textiles, Apparel & Luxury Goods	369,654	—	—	—	—	369,654	2.5%
Trading Companies & Distributors	266,488	—	—	—	187	266,675	1.7%
Transportation Infrastructure	328,768	—	—	—	—	328,768	2.2%
Wireless Telecommunication Services	94,527	—	—	—	—	94,527	0.6%
Total	$25,007,924	$5,398	$63,637	$10,976	$61,148	$25,149,083	174.0%
% of Net Assets	173.1%	0.0%	0.4%	0.1%	0.4%	174.0%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of March 31, 2026
Software	12.3%
Health Care Providers & Services	7.3%
Financial Services	6.2%
Commercial Services & Supplies	5.7%
Hotels, Restaurants & Leisure	5.7%
Professional Services	5.4%
Diversified Consumer Services	4.6%
Insurance	3.8%
Aerospace & Defense	3.7%
Technology Hardware, Storage & Peripherals	3.3%
Health Care Technology	3.0%
Media	3.0%
Pharmaceuticals	2.6%
Consumer Staples Distribution & Retail	2.5%
Building Products	2.4%
Personal Care Products	2.2%
Machinery	1.6%
Construction & Engineering	1.6%
Life Sciences Tools & Services	1.5%
Textiles, Apparel & Luxury Goods	1.5%
Capital Markets	1.4%
Specialty Retail	1.3%
Transportation Infrastructure	1.3%
IT Services	1.2%
Diversified Telecommunication Services	1.2%
Interactive Media & Services	1.1%
Trading Companies & Distributors	1.1%
Automobile Components	1.0%
Health Care Equipment & Supplies	0.9%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of March 31, 2026
Household Durables	0.9%
Entertainment	0.8%
Electric Utilities	0.8%
Containers & Packaging	0.7%
Leisure Products	0.7%
Oil, Gas & Consumable Fuels	0.7%
Air Freight & Logistics	0.6%
Chemicals	0.6%
Ground Transportation	0.5%
Household Products	0.4%
Banks	0.4%
Real Estate Management & Development	0.4%
Wireless Telecommunication Services	0.4%
Energy Equipment & Services	0.3%
Distributors	0.2%
Beverages	0.2%
Food Products	0.1%
Electronic Equipment, Instruments & Components	0.1%
Diversified REITs	0.1%
Construction Materials	0.1%
Semiconductors & Semiconductor Equipment	0.1%
Electrical Equipment	0.1%
Paper & Forest Products	0.1%
Multi-Utilities	0.1%
Communications Equipment	0.1%
Independent Power & Renewable Electricity Producers	0.1%
Industrial Conglomerates	0.0%
Total	100.0%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Geographic Region	Percentage of Total Investments (at Fair Value) as of March 31, 2026
United States	75.9%
Europe	11.4%
United Kingdom	9.9%
Australia	1.5%
Canada	0.6%
Asia	0.4%
Caribbean	0.3%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Aerospace & Defense
Accel International
Accel International Holdings, LLC	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	4/26/2032	$187,003	$186,155	$187,470	(4)(15)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	4/26/2032	—	(145)	—	(4)(5)(12)(32)
					186,010	187,470
Kaman
Kaman Corp	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	2/26/2032	38,187	38,133	38,388	(16)(17)
	First Lien Secured Debt - Delayed Draw	S+250, 0.50% Floor	2/26/2032	346	341	348	(12)(16)(32)
					38,474	38,736
MRO Holdings
MRO Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	10/4/2032	325,134	324,277	322,696	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	10/4/2032	31,463	31,064	31,095	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	5/5/2032	—	(776)	(213)	(4)(5)(9)(12)(32)
					354,565	353,578
Transdigm
Transdigm Inc.	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	1/19/2032	2,798	2,792	2,812	(8)(15)
Triumph
TITAN BW BORROWER L.P.	First Lien Secured Debt - Term Loan	S+238 Cash plus 2.88% PIK, 0.50% Floor	7/24/2032	200,215	198,331	198,213	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	7/24/2032	—	(79)	(168)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	7/24/2032	—	(315)	(336)	(4)(5)(12)(32)
					197,937	197,709
		Total Aerospace & Defense			$779,778	$780,305
Air Freight & Logistics
Primeflight
PrimeFlight Acquisition, LLC	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	5/1/2029	$9,950	$9,851	$9,950	(4)(16)
	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	5/1/2029	4,988	4,938	4,938	(4)(16)
		Total Air Freight & Logistics			$14,789	$14,888

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Automobile Components
Clarience Technologies
Truck-Lite Co., LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	2/13/2032	$194,499	$193,755	$192,651	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	2/13/2032	24,565	23,873	23,755	(4)(12)(15)(16)(32)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	2/13/2031	—	(35)	(181)	(4)(5)(12)(32)
					217,593	216,225
Mavis Tire Express Services
Mavis Tire Express Services TopCo, L.P.	First Lien Secured Debt - Term Loan	S+300, 0.75% Floor	5/4/2028	48,765	48,660	48,998	(15)
		Total Automobile Components			$266,253	$265,223
Banks
Creative Planning
CPI Holdco B, LLC	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	5/17/2031	$61,089	$60,908	$61,288	(15)
Quikrete
Quikrete Holdings, Inc.	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	2/10/2032	98,167	97,985	98,580	(15)
	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	4/14/2031	4,975	4,975	4,995	(15)
					102,960	103,575
Singular Bank
Pluto Holdco Limited	First Lien Secured Debt - Term Loan	5.96% PIK	6/5/2026	€13,809	14,978	16,188	(3)(4)(8)(9)(10)(20)
Sumitomo Mitsui Trust Bank
Sumitomo Mitsui Trust Bank Ltd	Unsecured Debt - Corporate Bond	S+220, 0.00% Floor	4/14/2026	35,200	35,116	35,077	(4)(8)(10)(15)
TKO
January Capital Holdco, LLC	First Lien Secured Debt - Term Loan	6.73% PIK	9/13/2029	54,924	54,046	54,924	(4)(8)(16)
		Total Banks			$268,008	$271,052
Beverages
Sazerac
Sazerac Co Inc	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	7/9/2032	$39,900	$39,702	$40,027	(15)
		Total Beverages			$39,702	$40,027

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Building Products
American Bath
CP Atlas Buyer, Inc.	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	7/8/2030	$60,653	$58,627	$58,834	(15)
Chamberlain Group
Chariot Buyer LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	9/8/2032	53,792	53,561	53,966	(8)(15)
Emerson Climate Technologies
Emerson Climate Technologies, Inc.	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	5/31/2030	3,141	3,135	3,152	(16)
EMRLD Borrower LP	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	8/4/2031	16,282	16,232	16,334	(17)
					19,367	19,486
Kodiak
Kodiak BP, LLC	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	12/4/2031	35,752	35,127	34,970	(15)
Leaf Home
LHS Borrower LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	9/4/2031	249,941	246,350	246,192	(4)(15)
	First Lien Secured Debt - Revolver	P+425, 0.75% Floor	9/4/2031	2,414	2,129	2,112	(4)(11)(12)(24)(32)
					248,479	248,304
Omnimax
Omnimax International, LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	12/6/2030	38,106	37,428	37,386	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	12/6/2030	9,368	9,207	9,191	(4)(16)
					46,635	46,577
Primesource
Park River Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	3/15/2031	37,726	37,358	37,995	(16)
RF Fager
R.F. Fager Company, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	3/4/2030	2,379	2,339	2,343	(4)(9)(16)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	3/4/2030	353	342	338	(4)(9)(12)(17)(32)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	3/4/2030	169	160	161	(4)(9)(12)(17)(24)(32)
					2,841	2,842
US LBM
LBM Acquisition, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/6/2031	13,965	13,439	13,982	(15)
		Total Building Products			$515,434	$516,956
Capital Markets
Dragon Buyer
Dragon Buyer Inc	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	9/30/2031	$6,305	$6,278	$6,317	(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Edelman Financial Services
The Edelman Financial Center, LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	4/7/2028	60,325	60,245	60,713	(15)
Focus Financial
Focus Financial Partners, LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	9/15/2031	70,896	70,534	71,095	(15)
Hudson River Trading
Hudson River Trading LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	3/18/2030	6,965	6,949	7,003	(15)
Jane Street Group
Jane Street Group, LLC	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	12/15/2031	51,329	50,950	51,152	(16)
Rialto
Rialto Management Group, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/5/2030	76,759	76,143	76,375	(4)(15)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/5/2030	—	(26)	(18)	(4)(5)(12)(32)
					76,117	76,357
Russell
Russell Investments US Institutional Holdco Inc	First Lien Secured Debt - Term Loan	S+625, 2.00% Floor	12/29/2032	121,270	119,453	119,451	(4)(16)
	First Lien Secured Debt - Revolver	S+500, 2.00% Floor	12/29/2032	—	(148)	(148)	(4)(5)(12)(32)
					119,305	119,303
True Potential
Kane Bidco Limited	First Lien Secured Debt - Corporate Bond	SONIA+500, 0.00% Floor	3/21/2030	£61,000	77,784	83,047	(3)(4)(8)(9)(18)
		Total Capital Markets			$468,162	$474,987
Chemicals
Heubach
Heubach Holdings USA LLC	First Lien Secured Debt - Term Loan	13.75%	1/3/2029	$485	$466	$243	(4)(8)(16)(30)
SK Neptune Husky Group Sarl	First Lien Secured Debt - Term Loan	10.75%	1/3/2029	9,588	9,456	—	(4)(8)(16)(30)
					9,922	243

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
RMC
RMC Topco LLC	Common Equity - Equity Unit	N/A	N/A	100 Units	100	126	(4)(33)
Rochester Midland Corporation	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	8/1/2029	12,456	12,278	12,331	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	8/1/2029	9,551	9,348	9,327	(4)(9)(12)(15)(32)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	8/1/2029	159	111	124	(4)(9)(12)(15)(32)
					21,837	21,908
Solenis
Olympus Water US Holding Corporation	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	11/3/2032	20,348	20,300	20,254	(16)
Solenis Holding Limited	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	6/20/2031	30,963	30,572	30,741	(16)
					50,872	50,995
Tronox
Tronox Finance LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	4/4/2029	7,039	6,426	5,789	(8)(16)
Vantage Specialty Chemicals
Vantage Specialty Chemicals Holdings, Inc.	First Lien Secured Debt - Term Loan	S+675 Cash plus 2.75% PIK, 1.00% Floor	8/29/2029	56,029	54,735	53,788	(4)(16)
	First Lien Secured Debt - Revolver	S+625, 1.00% Floor	2/28/2029	—	(109)	(193)	(4)(5)(12)(32)
					54,626	53,595
Vita Global
Vita Global FinCo Limited	First Lien Secured Debt - Term Loan	11.96%	6/8/2029	£18,598	25,145	16,796	(3)(4)(8)(10)(18)(30)
		Total Chemicals			$168,828	$149,326
Commercial Services & Supplies
Allied Universal
Allied Universal Holdco LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	8/20/2032	$57,855	$57,783	$58,226	(15)
Best Trash
Bingo Group Buyer, Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	7/10/2031	23,424	23,184	23,307	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	7/10/2031	5,355	5,262	5,287	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	7/10/2031	63	42	52	(4)(9)(12)(16)(32)
					28,488	28,646
Convergint
DG Investment Intermediate Holdings 2, Inc.	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	7/9/2032	26,319	26,209	26,418	(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
CoreTrust
Coretrust Purchasing Group LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	10/1/2029	43,109	42,479	42,678	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	10/1/2029	—	(15)	(20)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	10/1/2029	—	(77)	(47)	(4)(5)(12)(32)
					42,387	42,611
Encore
AVSC Holding Corp.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/5/2031	200,832	197,281	198,823	(15)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/5/2029	—	(343)	(217)	(4)(5)(12)(32)
					196,938	198,606
Galaxy Service Partners
GSP Midco LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	10/17/2031	24,938	24,697	24,688	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	10/17/2031	—	(250)	(125)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	10/17/2031	—	(10)	(10)	(4)(5)(12)(32)
					24,437	24,553
GardaWorld
Garda World Security Corporation	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	2/1/2029	31,351	31,213	31,523	(8)(15)
Heritage Environmental Services
Arcwood Environmental, Inc.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	1/31/2031	87,099	86,067	87,099	(4)(9)(16)
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	1/31/2031	19,128	19,043	19,033	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	1/31/2031	12,935	12,851	12,871	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	1/31/2030	—	(125)	—	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	1/31/2030	—	(4)	—	(4)(5)(9)(12)(32)
					117,832	119,003

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
HKA
Mount Olympus Bidco Limited	First Lien Secured Debt - Term Loan	S+525, 0.50% Floor	8/9/2029	13,705	13,470	13,466	(4)(8)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 0.50% Floor	8/9/2029	4,760	4,705	4,677	(4)(8)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+600, 0.50% Floor	8/9/2029	918	891	883	(4)(8)(9)(12)(16)(32)
					19,066	19,026
Ironclad
Ironhorse Purchaser, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	9/30/2027	2,962	2,932	2,902	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	9/30/2027	—	(5)	(10)	(4)(5)(9)(12)(32)
					2,927	2,892
Madison Air
Madison IAQ LLC	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	11/8/2032	44,400	43,978	44,736	(16)
	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	6/21/2028	2,977	2,962	2,994	(17)
					46,940	47,730
MillerKnoll
MillerKnoll Inc	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	8/9/2032	5,985	5,971	6,030	(8)(15)
NielsenIQ
Indy US Holdco LLC	First Lien Secured Debt - Term Loan	S+225, 0.50% Floor	10/31/2030	25,890	25,855	25,962	(8)(15)(16)
Profile Products
Profile Products LLC	First Lien Secured Debt - Term Loan	S+560, 0.75% Floor	11/12/2027	4,813	4,813	4,813	(4)(16)
Public Partnerships
PPL Equity LP	Preferred Equity - Preferred Stocks	N/A	N/A	50,000 Shares	50	50	(4)(9)(33)
	Common Equity - Equity Unit	N/A	N/A	50,000 Units	—	27	(4)(9)(33)
					50	77
PureStar
AMCP Clean Acqusition Company, LLC	First Lien Secured Debt - Term Loan	S+425, 0.50% Floor	6/15/2030	146,759	145,778	145,291	(9)(16)
	First Lien Secured Debt - Delayed Draw	S+425, 0.50% Floor	6/15/2030	101,732	101,310	100,912	(9)(16)
					247,088	246,203
Pye-Barker
Pye-Barker Fire & Safety LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	12/16/2032	13,050	12,985	13,147	(16)
	First Lien Secured Debt - Delayed Draw	S+250, 0.00% Floor	12/16/2032	—	—	—	(32)
					12,985	13,147
R.R. Donnelley
R. R. Donnelley & Sons Company	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	8/8/2029	192,961	188,527	191,031	(4)(9)(15)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Resource Innovations
North Haven RI Buyer, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	3/29/2030	20,417	20,090	20,264	(4)(8)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	3/29/2030	3,179	3,082	3,110	(4)(8)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+375, 1.00% Floor	3/29/2030	1,000	964	983	(4)(8)(9)(12)(16)(32)
					24,136	24,357
Reworld Holding Corporation
Reworld Holding Corporation	First Lien Secured Debt - Term Loan	S+225, 0.50% Floor	1/15/2031	10,000	9,979	10,024	(15)
SafetyCo
HEF Safety Ultimate Holdings, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	11/19/2029	10,432	10,247	10,421	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	11/19/2029	2,550	2,517	2,547	(4)(9)(12)(17)(32)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	11/17/2029	—	(24)	(2)	(4)(5)(9)(12)(32)
					12,740	12,966
Service Logic
Saber Parent Holdings Corp	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	12/16/2032	167,988	167,153	167,148	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.00% Floor	12/16/2032	—	(115)	(116)	(4)(5)(32)
	First Lien Secured Debt - Revolver	S+450, 0.00% Floor	12/16/2032	—	(115)	(116)	(4)(5)(12)(32)
					166,923	166,916
Smith System
Smith Topco, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/6/2029	16,600	16,355	16,351	(4)(9)(15)(16)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/6/2029	—	(25)	(25)	(4)(5)(9)(12)(32)
					16,330	16,326
Stamps.com
Auctane, Inc.	First Lien Secured Debt - Term Loan	S+585, 0.75% Floor	10/5/2028	31,525	31,234	30,579	(4)(9)(17)
SumUp
SumUp Holdings Luxembourg S.a.r.l.	First Lien Secured Debt - Delayed Draw	E+600, 1.50% Floor	5/23/2031	€40,000	42,963	46,420	(3)(4)(8)(10)(21)
Trugreen
Trugreen Limited Partnership	First Lien Secured Debt - Term Loan	S+410, 0.75% Floor	11/2/2027	35,618	34,876	34,986	(15)
United Site Services
Vortex Opco LLC	First Lien Secured Debt - Term Loan	S+625, 0.50% Floor	4/30/2030	8,380	8,155	8,506	(9)(16)
	Second Lien Secured Debt - Term Loan	10.36%	12/17/2028	35,864	33,700	5,236	(9)(16)(30)
					41,855	13,742

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
USA DeBusk
USA DeBusk LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	4/30/2031	15,858	15,670	15,705	(4)(9)(15)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	4/30/2031	786	753	740	(4)(9)(12)(15)(16)(32)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	4/30/2030	1,802	1,767	1,778	(4)(9)(12)(15)(16)(32)
					18,190	18,223
		Total Commercial Services & Supplies			$1,478,735	$1,461,036
Communications Equipment
CommScope
Commscope, LLC	First Lien Secured Debt - Term Loan	S+475, 2.00% Floor	12/17/2029	$252,954	$254,819	$253,759	(8)(15)
MCA
Mobile Communications America, Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	10/16/2029	8,255	8,111	8,173	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	10/16/2029	2,452	2,410	2,392	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	10/16/2029	272	250	258	(4)(9)(12)(16)(32)
					10,771	10,823
Mitel Networks
Mitel Networks	Common Equity - Stock	N/A	N/A	733,019 Shares	3,465	1,193	(4)(8)(33)
MLN US Holdco LLC	First Lien Secured Debt - Term Loan	S+200 Cash plus 6.00% PIK, 1.00% Floor	6/20/2030	6,732	5,917	4,030	(8)(15)
					9,382	5,223
		Total Communications Equipment			$274,972	$269,805
Construction & Engineering
Accelevation
Accelevation LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	1/2/2031	$9,185	$9,065	$9,208	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	1/2/2031	2,223	2,187	2,228	(4)(12)(15)(32)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	1/2/2031	385	355	385	(4)(12)(15)(32)
					11,607	11,821
American Restoration
American Restoration Holdings, LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	7/24/2030	7,551	7,436	7,475	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+510, 1.00% Floor	7/24/2030	12,600	12,468	12,373	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+510, 1.00% Floor	7/24/2030	1,490	1,462	1,468	(4)(9)(12)(16)(32)
					21,366	21,316

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
ASC Engineered Solutions
Fire Flow Intermediate Corporation	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	7/10/2031	194,039	192,487	194,525	(4)(16)
Tailwind Fire Flow Investor, LP	Common Equity - Membership Interest	N/A	N/A	100 Units	101	101	(4)(33)
					192,588	194,626
Blackfin
Blackfin Pipeline LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	9/29/2032	25,000	24,878	25,078	(15)
Dynagrid
Megavolt Borrower, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	2/13/2032	18,656	18,320	18,516	(4)(16)
Traffic Management Solutions
Traffic Management Solutions, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/26/2030	9,180	9,068	9,122	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/26/2030	3,365	3,311	3,330	(4)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/26/2030	—	(45)	(27)	(4)(5)(12)(32)
					12,334	12,425
Trench Plate Rental Co.
Trench Plate Rental Co.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	12/4/2028	43,864	43,613	43,425	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+560, 1.00% Floor	12/4/2028	2,636	2,604	2,591	(4)(9)(12)(16)(32)
Trench Safety Solutions Holdings, LLC	Common Equity - Equity Unit	N/A	N/A	331 Units	50	37	(4)(9)(33)
					46,267	46,053
		Total Construction & Engineering			$327,360	$329,835
Construction Materials
Hobbs & Associates
Hobbs & Associates LLC/VA	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	7/23/2031	$19,818	$19,807	$19,840	(15)
Volunteer Materials
Volunteer AcquisitionCo, LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	9/1/2029	5,079	4,991	4,901	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+650, 1.00% Floor	9/1/2029	374	369	361	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	9/1/2029	—	(12)	(27)	(4)(5)(9)(12)(32)
					5,348	5,235
		Total Construction Materials			$25,155	$25,075
Consumer Staples Distribution & Retail
Actus Nutrition
Nourish Buyer I Inc	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	7/9/2032	$64,838	$63,293	$65,283	(15)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
ASDA
Bellis Acquisition Company PLC	First Lien Secured Debt - Term Loan	SONIA+575, 0.00% Floor	10/22/2029	£116,902	141,127	154,460	(3)(4)(8)(9)(18)
	First Lien Secured Debt - Term Loan	E+400, 0.00% Floor	5/14/2031	€5,000	5,298	5,358	(3)(8)(9)(21)
					146,425	159,818
Cenavera
PROJECT CARDINAL ACQUISITION, LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	10/1/2032	21,053	20,848	20,842	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	10/1/2032	—	(20)	(21)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	10/1/2032	—	(46)	(47)	(4)(5)(12)(32)
					20,782	20,774
KeHE Distributors
KeHE Distributors LLC / KeHE Finance Corp / NextWave Distribution Inc	First Lien Secured Debt - Corporate Bond	9.00%	2/15/2029	12,651	12,770	13,313
Protein for Pets
Protein For Pets Opco, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	9/20/2030	44,604	43,905	43,712	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	9/20/2030	943	874	849	(4)(9)(12)(15)(32)
					44,779	44,561
Rise Baking
Viking Baked Goods Acquisition Corporation	First Lien Secured Debt - Term Loan	S+500, 0.00% Floor	11/4/2031	158,400	156,357	156,420	(16)
		Total Consumer Staples Distribution & Retail			$444,406	$460,169
Containers & Packaging
Berlin Packaging
Berlin Packaging L.L.C.	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	6/7/2031	$11,504	$11,495	$11,544	(15)(16)
Berry Global
Vybond Buyer, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	2/3/2032	20,696	20,417	20,542	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	2/3/2032	—	(46)	(53)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	2/3/2032	—	(92)	(53)	(4)(5)(12)(32)
					20,279	20,436
BOX Partners
Bp Purchaser LLC	First Lien Secured Debt - Term Loan	S+576, 0.75% Floor	12/11/2028	7,607	7,607	5,705	(4)(16)
BradyPLUS
BradyPLUS Holdings LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	12/29/2032	22,000	21,670	21,803	(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Ring Container Technologies
Ring Container Technologies Group LLC	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	9/15/2032	12,968	12,948	13,018	(15)
Tekni-Plex
Trident TPI Holdings, Inc.	First Lien Secured Debt - Term Loan	S+375, 0.50% Floor	9/15/2028	80,969	79,984	77,974	(16)
Truvant
NPPI Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	8/20/2029	25,467	25,173	25,276	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	8/20/2029	—	2	(41)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	8/20/2029	—	1	(28)	(4)(5)(9)(12)(32)
					25,176	25,207
		Total Containers & Packaging			$179,159	$175,687
Distributors
SupplyHouse
SupplyHouse LLC	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	7/1/2032	$59,850	$59,568	$59,551	(4)(16)
	First Lien Secured Debt - Revolver	S+400, 0.50% Floor	7/1/2032	—	(93)	(100)	(4)(5)(11)(12)(32)
		Total Distributors			$59,475	$59,451
Diversified Consumer Services
Accelerate Learning
Eagle Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+250 Cash plus 4.75% PIK, 1.00% Floor	3/22/2030	$23,959	$23,516	$23,240	(4)(9)(10)(16)
	First Lien Secured Debt - Revolver	S+250 Cash plus 4.75% PIK, 1.00% Floor	3/22/2029	2,524	2,431	2,432	(4)(9)(12)(16)(32)
					25,947	25,672
Busy Bees
Eagle Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+475, 0.00% Floor	2/29/2032	£129,900	173,411	176,106	(3)(8)(10)(18)
Excelligence
Excelligence Learning Corporation	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	1/18/2030	83,943	82,705	80,585	(4)(9)(16)
	First Lien Secured Debt - Revolver	P+475, 1.00% Floor	1/18/2030	2,170	1,982	1,627	(4)(9)(12)(24)(32)
					84,687	82,212

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (34)	Fair Value (1)(35)
Funecap
Altair Funecap Italia	First Lien Secured Debt - Corporate Bond	E+600, 0.00% Floor	11/13/2032		€14,472	16,506	16,668	(3)(4)(8)(10)(20)
Funecap Holding	First Lien Secured Debt - Term Loan	E+600, 0.00% Floor	11/13/2032		€87,919	100,261	101,256	(3)(4)(8)(10)(20)
	First Lien Secured Debt - Delayed Draw	E+600, 0.00% Floor	11/13/2032		€—	(485)	(497)	(3)(4)(5)(8)(10)(12)(32)
						116,282	117,427
Gateway Services
Gateway US Holdings, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/22/2028		84,551	84,139	84,128	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	9/22/2028		7,225	7,189	7,169	(4)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	9/22/2028		—	(11)	(13)	(4)(5)(12)(32)
						91,317	91,284
Greencross
Vermont Aus Pty Ltd	First Lien Secured Debt - Term Loan	BBSW+450, 0.00% Floor	3/23/2028	A$	326,050	218,800	215,958	(3)(4)(8)(9)(25)
ISP
International Schools Partnership Limited	First Lien Secured Debt - Delayed Draw	E+525, 0.00% Floor	7/6/2028		€56,831	60,628	66,164	(3)(4)(8)(10)(12)(20)(32)
Legacy.com
Lotus Topco Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	6/7/2030		20,913	20,647	20,704	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	6/7/2030		1,471	1,437	1,412	(4)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	6/7/2030		—	(26)	(24)	(4)(5)(12)(32)
						22,058	22,092
Legacy Service Partners
Legacy Merger Sub, LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	11/10/2031		81,667	81,615	81,035	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	11/10/2031		—	24	(82)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	11/10/2031		—	28	(98)	(4)(5)(12)(32)
						81,667	80,855
Mariani
CI	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	3/27/2030		23,598	23,288	23,281	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	3/27/2030		5,842	5,733	5,693	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	3/27/2030		1,470	1,437	1,436	(4)(9)(12)(16)(32)
						30,458	30,410

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
QA Group
Ichnaea UK Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+600, 0.00% Floor	10/5/2029	£31,000	36,865	41,369	(3)(4)(8)(9)(18)
Reliable Doors
Reliable Doors, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	10/4/2028	6,170	6,095	6,171	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	10/4/2028	2,488	2,455	2,488	(4)(9)(12)(15)(32)
	First Lien Secured Debt - Revolver	S+625, 1.00% Floor	10/4/2028	—	(6)	—	(4)(5)(9)(12)(32)
					8,544	8,659
Rocket Youth
Rocket Youth Brands Holdco LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	6/20/2031	9,302	9,259	9,139	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	6/20/2031	—	(21)	(163)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	6/20/2031	—	(6)	(24)	(4)(5)(12)(32)
					9,232	8,952
SAVATREE
CI	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/6/2031	17,117	16,955	16,905	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	6/6/2031	—	(46)	(124)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	6/6/2031	—	(33)	(28)	(4)(5)(12)(32)
					16,876	16,753
SERVPRO
One Silver Serve, LLC	First Lien Secured Debt - Term Loan	S+535, 1.00% Floor	12/18/2028	20,889	20,709	20,472	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+535, 1.00% Floor	12/18/2028	11,975	11,808	11,608	(4)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+535, 1.00% Floor	12/18/2028	3,312	3,282	3,215	(4)(12)(16)(32)
					35,799	35,295
Village Pet Care
Village Pet Care, LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	9/22/2029	909	896	886	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+650, 1.00% Floor	9/22/2029	764	736	673	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	9/22/2029	365	358	354	(4)(9)(12)(16)(32)
					1,990	1,913
		Total Diversified Consumer Services			$1,014,561	$1,021,121
Diversified REITs
QTS Project Ram
QTS Project Ram	First Lien Secured Debt - Mortgage Loan (DD)	S+225, 0.00% Floor	5/29/2028	$31,192	$30,559	$30,672	(4)(12)(14)(32)
		Total Diversified REITs			$30,559	$30,672

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Diversified Telecommunication Services
Altice USA
CSC Holdings, LLC	First Lien Secured Debt - Term Loan	P+150, 0.00% Floor	4/15/2027	$62,969	$61,399	$55,188	(8)(24)
	First Lien Secured Debt - Revolver	S+235, 0.00% Floor	7/13/2027	73,064	68,696	61,362	(8)(12)(16)(32)
					130,095	116,550
CenturyLink
Lumen Technologies, Inc.	First Lien Secured Debt - Term Loan	S+246, 2.00% Floor	4/16/2029	9,974	9,950	9,936	(8)(16)
LEVEL 3 FINANCING INC
Level 3 Financing, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	3/29/2032	73,500	72,542	73,803	(15)(16)
Uniti Group Inc.
Windstream Services, LLC	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	10/6/2032	85,000	84,217	85,425	(8)(15)
	First Lien Secured Debt - Corporate Bond	7.50%	10/15/2033	9,266	9,289	9,501	(8)
					93,506	94,926
		Total Diversified Telecommunication Services			$306,093	$295,215
Electric Utilities
GridTek
BGIF IV Fearless Utility Services, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	6/9/2031	$133,704	$132,597	$133,370	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	6/9/2031	39,147	38,802	39,024	(4)(9)(12)(15)(32)
	First Lien Secured Debt - Revolver	S+500, 0.50% Floor	6/7/2030	—	(175)	(59)	(4)(5)(9)(11)(12)(32)
					171,224	172,335
Lightning Power
Lightning Power, LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	8/18/2031	11,356	11,312	11,429	(15)
Talen Energy
Talen Energy Supply, LLC	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	11/25/2032	7,595	7,557	7,606	(8)(16)
Westinghouse
Brookfield WEC Holdings Inc.	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	1/27/2031	9,875	9,889	9,903	(15)
		Total Electric Utilities			$199,982	$201,273
Electrical Equipment
International Wire Group
IW Buyer LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	6/28/2029	$25,092	$24,749	$24,967	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+510, 1.00% Floor	6/28/2029	899	843	883	(4)(9)(12)(15)(32)
		Total Electrical Equipment			$25,592	$25,850
Electronic Equipment, Instruments & Components
Esdec
Esdec Solar Group B.V.	First Lien Secured Debt - Term Loan	8.52%	8/30/2028	€62,693	$67,984	$36,102	(3)(4)(8)(9)(20)(30)
	First Lien Secured Debt - Term Loan	8.93%	8/30/2028	708	296	343	(8)(9)(16)(30)
					68,280	36,445

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Madison Safety
Madison Safety & Flow LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	9/26/2031	16,163	16,087	16,298	(15)
Summit
Pinnacle Buyer LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	10/1/2032	14,222	14,188	14,294	(16)
	First Lien Secured Debt - Delayed Draw	S+250, 0.00% Floor	10/1/2032	—	—	—	(12)(32)
					14,188	14,294
		Total Electronic Equipment, Instruments & Components			$98,555	$67,037
Energy Equipment & Services
Camin Cargo
Camin Cargo Control Holdings, Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	12/7/2029	$30,908	$30,407	$30,578	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	12/7/2029	3,251	3,193	3,200	(4)(9)(12)(15)(16)(32)
	First Lien Secured Debt - Revolver	P+450, 1.00% Floor	12/7/2029	2,539	2,462	2,496	(4)(9)(12)(15)(24)(32)
					36,062	36,274
Colonial
Colossus AcquireCo LLC	First Lien Secured Debt - Term Loan	S+175, 0.00% Floor	7/30/2032	10,973	10,929	10,977	(16)
		Total Energy Equipment & Services			$46,991	$47,251
Entertainment
Chernin Entertainment
Jewel Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+560, 0.50% Floor	7/1/2027	$82,906	$82,073	$82,491	(4)(9)(16)
Creative Artists Agency
Creative Artists Agency, LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	10/1/2031	3,980	3,975	4,000	(15)
Entertainment Partners
EP Purchaser, LLC	First Lien Secured Debt - Term Loan	S+361, 0.50% Floor	11/6/2028	3,751	3,692	2,699	(16)
Jagex
Janus Bidco Limited	First Lien Secured Debt - Term Loan	S+550, 0.00% Floor	4/25/2031	62,163	60,883	61,231	(4)(8)(9)(10)(17)
	First Lien Secured Debt - Term Loan	SONIA+550, 0.00% Floor	4/25/2031	£1,057	1,297	1,404	(3)(4)(8)(9)(10)(18)
	First Lien Secured Debt - Delayed Draw	SONIA+600, 0.00% Floor	4/25/2031	£—	32	(321)	(3)(4)(5)(8)(9)(10)(12)(32)
					62,212	62,314

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Warner Media
WarnerMedia Holdings, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	12/28/2026	41,250	41,135	41,085	(4)(8)(15)
		Total Entertainment			$193,087	$192,589
Financial Services
AffiniPay
Eclipse Buyer, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	9/8/2031	$22,738	$22,543	$22,681	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	9/8/2031	—	(16)	(10)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	9/8/2031	—	(16)	(5)	(4)(5)(12)(32)
Eclipse Topco, Inc.	Preferred Equity - Preferred Stocks	Equity plus 12.50% PIK, 0.00% Floor	N/A	7,114,648 Shares	5,940	7,115	(4)(33)
					28,451	29,781
Alpha FMC
Actium Midco 3	First Lien Secured Debt - Term Loan	SONIA+475, 0.00% Floor	8/30/2031	£35,254	45,506	47,758	(3)(4)(8)(10)(18)
	First Lien Secured Debt - Term Loan	S+475, 0.00% Floor	8/30/2031	41,610	41,610	41,818	(4)(8)(10)(17)
	First Lien Secured Debt - Term Loan	E+475, 0.00% Floor	8/30/2031	€18,790	20,770	22,137	(3)(4)(8)(10)(21)
	First Lien Secured Debt - Delayed Draw	S+475, 0.00% Floor	8/30/2031	14,372	14,178	14,444	(3)(4)(8)(10)(12)(32)
	First Lien Secured Debt - Delayed Draw	SONIA+475, 0.00% Floor	8/30/2031	£—	(138)	—	(3)(4)(5)(8)(10)(12)(32)
					121,926	126,157
Apex Group Treasury
Apex Group Treasury LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	2/27/2032	14,616	14,547	13,812	(8)(16)
AssetMark
GTCR Everest Borrower, LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	9/5/2031	13,890	13,866	13,958	(16)
Cerity Partners
Cerity Partners Equity Holding LLC	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	7/28/2031	—	(144)	(144)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	7/28/2031	832	806	806	(4)(12)(16)(32)
					662	662

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
CFC Group
CFC USA 2025 LLC	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	7/1/2032	28,000	27,240	27,335	(8)(10)(16)
Crete PA
Crete PA Holdco, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	11/26/2030	23,256	23,157	23,081	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	11/26/2030	23,198	22,915	22,549	(4)(12)(16)(32)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/26/2030	—	(155)	(474)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/26/2030	—	(62)	(97)	(4)(5)(12)(32)
					45,855	45,059
EP Wealth Advisors Inc
EP Wealth Advisors Inc	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	10/18/2032	10,000	9,975	10,075	(16)
Evelyn
Violin Finco Guernsey Limited	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	6/24/2031	£68,523	86,207	91,673	(3)(4)(8)(9)(10)(18)
	First Lien Secured Debt - Delayed Draw	SONIA+525, 0.00% Floor	6/24/2031	£—	(26)	(54)	(3)(4)(5)(8)(9)(10)(12)(32)
					86,181	91,619
FE Fundinfo
Tulip Bidco Limited	First Lien Secured Debt - Delayed Draw	SONIA+587, 0.00% Floor	12/13/2027	£41,297	52,740	51,884	(3)(4)(8)(10)(12)(18)(32)
GC Waves
GC Waves Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	10/4/2030	62,893	62,827	62,592	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	10/4/2030	35,281	35,017	34,943	(4)(9)(12)(15)(32)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	10/4/2030	—	(3)	(13)	(4)(5)(9)(12)(32)
					97,841	97,522
Gen II
PEX Holdings LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	11/26/2031	20,204	20,159	20,255	(16)
Hargreaves Lansdown
Harp Finco Limited	First Lien Secured Debt - Term Loan	SONIA+500, 0.00% Floor	3/27/2032	£134,986	171,592	181,954	(3)(4)(8)(10)(18)
ISIO
Madonna Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	10/27/2031	£23,819	30,365	31,626	(3)(4)(8)(9)(10)(18)
	First Lien Secured Debt - Delayed Draw	SONIA+525, 0.00% Floor	10/27/2031	£248	265	236	(3)(4)(8)(9)(10)(12)(18)(32)
					30,630	31,862

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Jensen Hughes
Jensen Hughes, Inc	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	9/1/2031	77,859	76,861	77,275	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	9/1/2031	4,239	4,078	4,035	(4)(12)(15)(16)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	9/1/2031	—	(107)	(66)	(4)(5)(11)(12)(32)
					80,832	81,244
Jones DesLauriers
Jones DesLauriers Insurance Management Inc.	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	12/9/2032	16,000	15,960	16,040	(8)(15)
Nexity
Evoriel	First Lien Secured Debt - Term Loan	E+500, 0.00% Floor	4/2/2031	€43,574	46,176	50,952	(3)(4)(8)(9)(10)(21)
	First Lien Secured Debt - Delayed Draw	E+500, 0.00% Floor	4/2/2031	€20,915	22,305	24,448	(3)(4)(8)(9)(10)(12)(21)(32)
					68,481	75,400
Ocorian
Orthrus Ltd	First Lien Secured Debt - Term Loan	S+625 Cash plus 2.75% PIK, 1.00% Floor	12/5/2031	49,734	48,714	48,988	(4)(8)(9)(10)(16)
	First Lien Secured Debt - Term Loan	SONIA+625 Cash plus 2.75% PIK, 0.00% Floor	12/5/2031	£18,413	23,209	24,447	(3)(4)(8)(9)(10)(18)
	First Lien Secured Debt - Term Loan	E+625 Cash plus 1.95% PIK, 0.00% Floor	12/5/2031	€16,449	17,227	19,041	(3)(4)(8)(9)(10)(20)
	First Lien Secured Debt - Delayed Draw	SONIA+625, 0.00% Floor	12/5/2031	£—	54	(75)	(3)(4)(5)(8)(9)(10)(12)(32)
					89,204	92,401
OSTTRA
Orion US Finco	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	10/8/2032	15,000	14,927	15,088	(8)(16)
Paymentsense
Hurricane Cleanco Limited	First Lien Secured Debt - Term Loan	SONIA+625 Cash plus 6.25% PIK, 1.00% Floor	11/21/2029	£53,278	63,895	71,996	(3)(4)(8)(9)(18)
PIB
Paisley Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	5/7/2031	£83,858	104,266	109,363	(3)(4)(8)(9)(10)(18)
	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	5/7/2031	€28,797	30,792	32,827	(3)(4)(8)(9)(10)(21)
	First Lien Secured Debt - Delayed Draw	E+525, 0.00% Floor	5/7/2031	€38,624	43,975	43,915	(3)(4)(8)(9)(10)(12)(18)(21)(32)
	First Lien Secured Debt - Delayed Draw	SONIA+525, 0.00% Floor	5/7/2031	£2,560	3,104	2,978	(3)(4)(8)(9)(10)(12)(32)
					182,137	189,083
PMA
PMA Parent Holdings, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	1/31/2031	13,978	13,853	13,838	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	1/31/2031	—	(8)	(10)	(4)(5)(9)(12)(32)
					13,845	13,828

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Stretto
Stretto, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	10/13/2028	123,188	121,668	120,724	(4)(9)(15)
Strongpoint
Howardsimon LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	12/13/2030	20,965	20,862	20,703	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	12/13/2030	47,891	47,737	46,843	(4)(12)(15)(16)(32)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	12/13/2030	—	(8)	(47)	(4)(5)(12)(32)
					68,591	67,499
Title Resource Group
RE Closing Buyer Corp.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	9/27/2031	131,825	129,499	129,188	(4)(8)(9)(16)
VEPF VII
VEPF VII Holdings, L.P.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	2/28/2028	19,340	19,298	19,603	(4)(8)(16)
Wealth Enhancement Group
Wealth Enhancement Group, LLC	First Lien Secured Debt - Delayed Draw	S+450, 1.00% Floor	10/2/2028	—	—	(54)	(4)(5)(12)(32)
WHP Global
WH Borrower, LLC	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	2/20/2032	56,566	56,027	56,906	(16)
		Total Financial Services			$1,646,029	$1,690,881
Food Products
Froneri
Froneri US, Inc	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	9/30/2031	$13,167	$13,067	$13,177	(8)(17)
	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	9/30/2032	9,500	9,479	9,513	(8)(17)
					22,546	22,690
Nutpods
Green Grass Foods, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	12/26/2029	3,675	3,621	3,620	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	12/26/2029	—	(17)	(19)	(4)(5)(9)(12)(32)
Nutpods Holdings, Inc.	Common Equity - Stock	N/A	N/A	125 Shares	125	92	(4)(9)(33)
					3,729	3,693
Patriot Pickle
Patriot Foods Buyer, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	12/24/2029	6,452	6,359	6,404	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	12/22/2029	826	809	807	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	12/22/2029	298	286	291	(4)(9)(12)(16)(32)
					7,454	7,502
Tate & Lyle
Primary Products Finance LLC	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	4/1/2029	6,483	6,351	6,415	(16)
		Total Food Products			$40,080	$40,300

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Gas Utilities
Venture Global
CP2 LNG Holdings, LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	7/28/2028	$31,250	$30,466	$30,313	(4)(8)(15)
		Total Gas Utilities			$30,466	$30,313
Ground Transportation
Boasso
Channelside AcquisitionCo, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	6/30/2028	$39,526	$38,933	$39,131	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	6/30/2028	—	(8)	(40)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	3/31/2028	326	325	287	(4)(9)(12)(16)(32)
					39,250	39,378
First Student
First Student Bidco Inc.	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	8/15/2030	7,593	7,589	7,628	(16)
	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	8/15/2030	1,806	1,805	1,813	(16)
					9,394	9,441
Genesee & Wyoming
Genesee & Wyoming Inc.	First Lien Secured Debt - Term Loan	S+175, 0.00% Floor	4/10/2031	56,047	55,841	56,108	(16)
Olympus Terminals
Olympus Terminals Holdco II LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	12/17/2030	36,882	36,246	36,425	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	12/17/2030	—	(100)	(149)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	12/17/2030	—	(168)	(124)	(4)(5)(12)(32)
					35,978	36,152
Student Transportation of America
Student Transportation of America Holdings Inc	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	6/24/2032	7,761	7,723	7,794	(16)
Transportation Insight
TI Intermediate Holdings, LLC	First Lien Secured Debt - Term Loan	8.32%	6/18/2027	7,473	7,466	5,081	(4)(16)(30)
	First Lien Secured Debt - Term Loan	1.00%	6/18/2027	8	—	8	(4)(16)(30)(32)
	First Lien Secured Debt - Revolver	8.32%	6/18/2027	—	(8)	—	(4)(5)(12)(30)(32)
					7,458	5,089
		Total Ground Transportation			$155,644	$153,962
Health Care Equipment & Supplies
Bausch Health
Bausch + Lomb Corporation	First Lien Secured Debt - Term Loan	S+425, 0.00% Floor	1/15/2031	$17,223	$17,149	$17,426	(8)(15)
Corpuls
Heartbeat BidCo GmbH	First Lien Secured Debt - Term Loan	E+650, 0.50% Floor	6/28/2030	€20,000	21,517	23,386	(3)(4)(8)(9)(20)
	First Lien Secured Debt - Delayed Draw	E+650, 0.50% Floor	6/28/2030	€—	(26)	(57)	(3)(4)(5)(8)(9)(10)(12)(32)
					21,491	23,329

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (34)	Fair Value (1)(35)
Medline
Medline Borrower LP	First Lien Secured Debt - Term Loan	S+175, 0.50% Floor	10/23/2028		14,481	14,486	14,541	(15)
Resonetics
Resonetics, LLC	First Lien Secured Debt - Term Loan	S+275, 0.75% Floor	6/18/2031		9,875	9,875	9,907	(16)
Vantive
Spruce Bidco II Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	1/30/2032		116,273	114,696	115,401	(4)(9)(17)
	First Lien Secured Debt - Term Loan	C+475, 0.75% Floor	1/30/2032	C$	21,050	14,311	15,336	(3)(4)(9)(27)
	First Lien Secured Debt - Term Loan	T+500, 0.75% Floor	1/30/2032		¥2,250,614	14,499	14,333	(3)(4)(9)(28)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	1/30/2032		—	(346)	(198)	(4)(5)(9)(12)(32)
						143,160	144,872
Zeus
Zeus Company LLC	First Lien Secured Debt - Term Loan	S+600 Cash plus 3.00% PIK, 0.75% Floor	2/28/2031		54,045	53,488	50,127	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	2/28/2031		4,996	4,910	4,270	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	2/28/2030		—	(79)	(547)	(4)(5)(9)(12)(32)
						58,319	53,850
		Total Health Care Equipment & Supplies				$264,480	$263,925
Health Care Providers & Services
Advarra
Advarra Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	9/15/2031		$217,165	$216,219	$216,079	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	9/15/2031		—	(25)	(62)	(4)(5)(9)(12)(32)
						216,194	216,017
Affordable Care
ACI Group Holdings, Inc.	First Lien Secured Debt - Term Loan	S+285 Cash plus 3.25% PIK, 0.75% Floor	8/2/2028		5,088	5,088	4,376	(4)(16)
All Star Healthcare
All Star Recruiting Locums, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	5/1/2030		6,852	6,746	6,818	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	5/1/2030		1,730	1,704	1,722	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	5/1/2030		761	742	754	(4)(9)(12)(15)(16)(32)
						9,192	9,294

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Allied Benefit Systems
Allied Benefit Systems Intermediate LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	10/31/2030	159,043	157,782	158,248	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	10/31/2030	—	(24)	(48)	(4)(5)(9)(12)(32)
					157,758	158,200
Athenahealth
Athenahealth Group Inc.	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	2/15/2029	26,715	26,516	26,799	(15)
CorroHealth
Coding Solutions Acquisition Inc	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	8/7/2031	43,539	43,008	42,885	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/7/2031	—	(92)	(99)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/7/2031	—	(42)	(52)	(4)(5)(12)(32)
					42,874	42,734
Dental Care Alliance
DCA Investment Holding LLC	First Lien Secured Debt - Term Loan	12.40%	4/3/2028	2,397	2,397	1,822	(4)(17)(30)
Eating Recovery Center
ERC Topco Holdings, LLC	First Lien Secured Debt - Term Loan	10.43%	3/29/2030	11,004	31,138	3,741	(4)(16)(30)
	First Lien Secured Debt - Term Loan	9.43%	3/31/2030	107	—	107	(4)(16)(30)
	First Lien Secured Debt - Revolver	9.43%	3/31/2030	1,921	3,979	1,921	(4)(16)(30)(32)
					35,117	5,769
EmpiRx Health
EmpiRx Health LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	8/5/2029	20,000	19,808	19,800	(4)(16)
Ensemble Health
Ensemble RCM, LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	8/1/2029	46,798	46,636	47,082	(16)
ExactCare
ExactCare Parent, Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	11/5/2029	39,864	39,088	39,864	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	11/5/2029	—	(79)	—	(4)(5)(9)(12)(32)
					39,009	39,864
ExamWorks
Electron BidCo Inc.	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	11/1/2028	28,261	28,256	28,441	(15)
	First Lien Secured Debt - Revolver	S+375, 0.00% Floor	8/2/2028	—	(116)	(135)	(4)(5)(12)(32)
					28,140	28,306

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Exemplar Healthcare
EHC Holdings Holdco Limited	First Lien Secured Debt - Term Loan	SONIA+550, 0.00% Floor	9/30/2031	£48,000	63,063	63,569	(3)(4)(8)(10)(18)
	First Lien Secured Debt - Delayed Draw	SONIA+550, 0.00% Floor	9/30/2031	£2,400	2,817	2,669	(3)(4)(8)(10)(12)(18)(32)
					65,880	66,238
Hanger
Hanger, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	10/23/2031	25,499	25,409	25,615	(15)
	First Lien Secured Debt - Delayed Draw	S+350, 0.00% Floor	10/23/2031	1,945	1,923	1,954	(12)(15)(32)
					27,332	27,569
MyDentist
SPARKLE BIDCO LIMITED	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	10/14/2032	£87,479	114,918	116,149	(3)(4)(8)(10)(18)
	First Lien Secured Debt - Delayed Draw	SONIA+525, 0.00% Floor	10/14/2032	£3,683	4,647	4,499	(3)(4)(8)(10)(12)(18)(32)
					119,565	120,648
Omega Healthcare
OMH-Healthedge Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	4/1/2030	249,136	248,522	247,891	(16)
	First Lien Secured Debt - Revolver	S+450, 1.00% Floor	4/1/2030	—	(110)	(189)	(4)(5)(9)(12)(32)
					248,412	247,702
One Call Medical
One Call Corporation	First Lien Secured Debt - Term Loan	S+575, 0.50% Floor	9/10/2030	251,344	247,761	247,573	(4)(15)(16)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	9/10/2030	—	(280)	(298)	(4)(5)(12)(32)
					247,481	247,275
Patterson Companies
Paradigm Parent, LLC	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	4/16/2032	19,283	16,991	17,032	(16)
Practice Plus Group
Practice Plus Group Bidco Limited / Practice Plus Group Holdings Limited	First Lien Secured Debt - Term Loan	SONIA+600, 0.50% Floor	11/19/2029	£11,111	13,256	14,678	(3)(4)(8)(9)(18)
Radiology Partners
Radiology Partners, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	6/30/2032	26,933	26,715	26,918	(16)
Rarebreed
Rarebreed Veterinary Partners, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	4/18/2030	14,890	14,660	14,666	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	4/18/2030	33,294	33,020	32,754	(4)(9)(12)(15)(32)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	4/18/2030	—	(84)	(87)	(4)(5)(9)(12)(32)
					47,596	47,333

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Schoen Klinik
Schoen Klinik SE	First Lien Secured Debt - Term Loan	E+450, 0.00% Floor	1/12/2031	€101,000	116,009	117,508	(3)(4)(8)(10)(20)
Smile Brands
Smile Brands Inc.	First Lien Secured Debt - Term Loan	9.92%	10/12/2027	7,748	7,748	6,644	(4)(17)(30)
Southern Veterinary Partners
Southern Veterinary Partners, LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	12/4/2031	32,336	32,244	32,334	(16)
Team Select
TS Investors, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	5/4/2029	16,735	16,495	16,651	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	5/4/2029	5,826	5,764	5,793	(4)(9)(12)(15)(32)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	5/4/2029	—	(23)	(9)	(4)(5)(9)(12)(32)
					22,236	22,435
Tivity Health
Tivity Health, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/28/2029	111,293	110,350	111,293	(4)(9)(15)
US Fertility
US Fertility Enterprises, LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	12/10/2032	16,066	15,985	16,146	(9)(16)
	First Lien Secured Debt - Delayed Draw	S+350, 0.00% Floor	12/10/2032	—	(12)	—	(5)(9)(32)
					15,973	16,146
US RADIOLOGY SPECIALISTS
Lumexa Imaging, Inc	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	12/13/2032	11,000	10,973	11,089	(8)(16)
		Total Health Care Providers & Services			$1,757,490	$1,732,905
Health Care Technology
CNSI
Acentra Holdings, LLC	First Lien Secured Debt - Term Loan	S+550, 0.50% Floor	12/17/2029	$37,321	$36,519	$37,321	(4)(9)(16)
	First Lien Secured Debt - Term Loan	S+575, 0.50% Floor	12/17/2029	2,905	2,863	2,905	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 0.50% Floor	12/17/2029	—	(39)	—	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+550, 0.50% Floor	12/17/2029	—	(82)	—	(4)(5)(9)(12)(32)
					39,261	40,226
Datavant
CT Technologies Intermediate Holdings	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/2/2031	178,321	176,626	176,538	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	9/2/2031	22,654	22,407	22,301	(4)(15)(32)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	8/30/2031	—	—	(78)	(4)(5)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	9/2/2031	—	(140)	—	(4)(5)(12)(32)
					198,893	198,761

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
DXC
Wisdom Purchaser, LLC	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	7/24/2032	49,844	49,606	49,595	(4)(16)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	7/24/2032	—	(24)	(26)	(4)(5)(12)(32)
					49,582	49,569
Gainwell
Gainwell Acquisition Corp.	First Lien Secured Debt - Term Loan	S+410, 0.75% Floor	10/1/2027	118,108	116,048	116,248	(16)
MRO Parent Corporation
MRO Parent Corporation	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	6/9/2032	25,492	25,132	25,236	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	6/9/2032	—	(48)	(22)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	6/9/2032	—	(25)	(22)	(4)(5)(12)(32)
					25,059	25,192
Novotech
Novotech SG Holdings Pte. Ltd./ Novotech Aus Bidco Pty Ltd/Novotech Holdings USA LLC	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	6/27/2031	42,857	42,410	42,373	(4)(8)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	6/27/2031	1,857	1,786	1,776	(4)(8)(9)(12)(17)(32)
					44,196	44,149
Press Ganey
Azalea TopCo, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	4/30/2031	4,581	4,585	4,595	(15)
Suvoda
Goldeneye Parent, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	3/31/2032	87,785	87,396	88,004	(4)(15)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	3/31/2032	—	(57)	—	(4)(5)(12)(32)
					87,339	88,004
Wellsky
Project Ruby Ultimate Parent Corp.	First Lien Secured Debt - Term Loan	S+286, 0.00% Floor	3/10/2028	20,758	20,707	20,838	(15)
		Total Health Care Technology			$585,670	$587,582
Hotels, Restaurants & Leisure
Allwyn Entertainment Financing US LLC
Allwyn Entertainment Financing US LLC	First Lien Secured Debt - Delayed Draw	S+250, 0.00% Floor	11/24/2032	$—	$(1,600)	$(1,200)	(5)(8)(32)
Aston
Accommodations Plus Technologies LLC	First Lien Secured Debt - Revolver	S+425, 0.75% Floor	5/28/2032	—	—	(114)	(4)(5)(9)(12)(32)
Caesars Entertainment
Caesars Entertainment, Inc.	First Lien Secured Debt - Term Loan	S+225, 0.50% Floor	2/6/2031	21,246	21,278	21,087	(8)(15)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (34)	Fair Value (1)(35)
Crunch Fitness
Crunch Fitness Merger Sub, LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	9/26/2031		176,223	176,212	176,664	(4)(15)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	9/26/2031		—	(108)	—	(4)(5)(12)(32)
						176,104	176,664
Delivery Hero
Delivery Hero Finco Germany GmbH	First Lien Secured Debt - Term Loan	K+500, 0.50% Floor	12/12/2029	₩	194,831,194	139,176	136,262	(3)(8)(9)(19)
Delivery Hero Finco LLC	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	12/12/2029		4,962	4,918	4,989	(8)(9)(16)
Delivery Hero SE	Unsecured Debt - Convertible Bond	3.25%	2/21/2030		€9,100	10,398	10,417	(3)(8)(9)
						154,492	151,668
Endeavor
Endeavor Operating Co LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	3/24/2032		54,725	54,766	55,108	(15)
	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	3/24/2028		40,607	40,423	40,607	(4)(15)
						95,189	95,715
Fertitta Entertainment
Fertitta Entertainment LLC/NV	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	1/27/2029		37,003	36,988	37,036	(15)
Flutter Entertainment
Flutter Entertainment PLC	First Lien Secured Debt - Term Loan	S+200, 0.50% Floor	6/4/2032		3,980	3,970	3,986	(8)(16)
FLYNN RESTAURANT GROUP
Flynn Restaurant Group LP	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	1/28/2032		6,965	6,932	7,002	(15)
Intralot Capital Luxembourg SA
Intralot Capital Luxembourg SA	First Lien Secured Debt - Term Loan	SONIA+550, 0.00% Floor	9/18/2031		£86,000	113,185	113,605	(3)(4)(8)(10)(18)
JOA
Joker Holdco 3 S.a r.l.	First Lien Secured Debt - Term Loan	E+600, 0.00% Floor	4/19/2031		€126,725	132,847	147,810	(3)(4)(8)(9)(10)(21)
Nottingham Forest FC
Nottingham Forest Football Club Limited	First Lien Secured Debt - Term Loan	8.75%	12/27/2027		£24,063	30,067	32,273	(3)(4)(8)(10)
OpenBet
OB Global Openbet Holdings 2 LLC	First Lien Secured Debt - Term Loan	S+600, 1.50% Floor	9/24/2029		78,094	77,249	77,313	(4)(16)
PARS
PARS Group LLC	First Lien Secured Debt - Term Loan	S+685, 1.50% Floor	4/3/2028		8,636	8,574	8,032	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+675, 1.50% Floor	4/3/2028		—	—	(67)	(4)(5)(9)(32)
						8,574	7,965

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Scientific Games Lottery
Scientific Games Holdings LP	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	4/4/2029	47,567	47,237	46,794	(16)
Sky Zone
CircusTrix Holdings LLC	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	7/18/2028	12,298	12,122	12,052	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+675, 1.00% Floor	7/18/2028	3,245	3,196	3,181	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	7/18/2028	323	312	306	(4)(9)(12)(15)(32)
					15,630	15,539
Sports Invest
Sports Invest Holdings Ltd.	First Lien Secured Debt - Term Loan	10.25%	10/3/2029	£40,000	50,583	52,975	(3)(4)(8)(10)
Walter's Wedding
WH BorrowerCo, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	8/2/2030	25,827	25,513	25,246	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	8/2/2030	6,902	6,731	6,572	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	8/2/2030	1,049	996	947	(4)(9)(12)(16)(32)
					33,240	32,765
		Total Hotels, Restaurants & Leisure			$1,001,965	$1,018,883
Household Durables
HOV
K Hovnanian Enterprises Inc	First Lien Secured Debt - Revolver	S+450, 3.00% Floor	6/30/2028	$—	$(6,804)	$(6,875)	(4)(5)(9)(12)(32)
Polywood
Poly-Wood, LLC	First Lien Secured Debt - Term Loan	S+488, 1.00% Floor	3/20/2030	153,660	151,302	152,891	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+488, 1.00% Floor	3/20/2030	—	(184)	(115)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+488, 1.00% Floor	3/20/2030	—	(368)	(115)	(4)(5)(9)(12)(32)
					150,750	152,661
Restoration Hardware
Restoration Hardware, Inc.	First Lien Secured Debt - Term Loan	S+261, 0.50% Floor	10/20/2028	24,629	24,104	24,343	(8)(15)
Weber-Stephen Products
Weber-Stephen Products LLC	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	10/1/2032	31,500	31,266	31,586	(16)
		Total Household Durables			$199,316	$201,715

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Household Products
Culligan
AI Aqua Merger Sub, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	7/31/2028	$3,990	$3,989	$4,003	(15)(16)
Ergotron
Ergotron Acquisition, LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	7/6/2028	8,831	8,744	8,764	(4)(15)
Ergotron Investments, LLC	Common Equity - Equity Unit	N/A	N/A	500 Units	50	43	(4)(33)
					8,794	8,807
Tranzonic
TZ Buyer LLC	First Lien Secured Debt - Term Loan	S+610, 0.75% Floor	8/14/2028	40,457	39,738	40,053	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+610, 0.75% Floor	8/14/2028	55,229	54,526	54,677	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+610, 0.75% Floor	8/14/2028	394	387	388	(4)(9)(12)(15)(32)
TZ Parent LLC	Common Equity - Equity Unit	N/A	N/A	50 Units	50	76	(4)(9)(33)
					94,701	95,194
		Total Household Products			$107,484	$108,004
Independent Power & Renewable Electricity Producers
Calpine Corporation
Calpine Corporation	First Lien Secured Debt - Term Loan	S+175, 0.00% Floor	1/31/2031	$14,862	$14,860	$14,878	(15)
Cogentrix
Cogentrix Finance Holdco I LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	2/26/2032	13,725	13,694	13,828	(15)
NextEra Energy
XPLR Infrastructure Operating Partners LP	Unsecured Debt - Corporate Bond	8.38%	1/15/2031	10	10	11	(8)
	Unsecured Debt - Corporate Bond	8.63%	3/15/2033	10	10	10	(8)
	Unsecured Debt - Corporate Bond	4.50%	9/15/2027	10	10	10	(8)
					30	31
		Total Independent Power & Renewable Electricity Producers			$28,584	$28,737
Industrial Conglomerates
Fortis Fire
Fortis Fire & Safety Holdings LP	Common Equity - Equity Unit	N/A	N/A	9 Units	$90	$112	(4)(9)(33)
		Total Industrial Conglomerates			$90	$112

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Insurance
Acrisure
Acrisure LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	6/20/2032	$4,975	$4,963	$4,987	(15)
Alera Group
Alera Group Intermediate Holdings, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	5/30/2032	34,414	34,253	34,618	(9)(15)
Alliant
Alliant Holdings Intermediate, LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	9/19/2031	40,495	40,319	40,632	(15)
Amwins
AmWINS Group, Inc.	First Lien Secured Debt - Term Loan	S+225, 0.75% Floor	1/30/2032	23,790	23,765	23,885	(15)
Ardonagh
Ardonagh Group Finco Pty Ltd	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	2/15/2031	34,738	34,567	34,731	(8)(16)(17)
Asurion
Asurion, LLC	First Lien Secured Debt - Term Loan	S+425, 0.00% Floor	9/19/2030	18,271	18,150	18,287	(15)
Broadstreet Partners
BroadStreet Partners, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	6/13/2031	10,559	10,551	10,606	(15)
Galway
Galway Borrower LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	9/29/2028	33,614	33,416	33,698	(9)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	9/29/2028	1,319	1,308	1,319	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	9/29/2028	524	504	524	(4)(9)(12)(16)(32)
					35,228	35,541
Higginbotham
HIG Intermediate, Inc.	Preferred Equity - Cumulative Preferred	N/A	N/A	50,000 Shares	49	50	(4)(33)
Higginbotham Insurance Agency, Inc.	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	6/11/2031	138,425	138,164	137,733	(15)
	First Lien Secured Debt - Delayed Draw	S+450, 1.00% Floor	6/11/2031	—	(141)	(190)	(4)(5)(12)(32)
					138,072	137,593
Hilb Group
Thg Acquisition, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	10/31/2031	89,254	88,476	88,362	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	10/31/2031	5,815	5,704	5,615	(4)(9)(12)(15)(32)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/31/2031	1,317	1,233	1,217	(4)(9)(12)(15)(32)
					95,413	95,194
Howden Group
HIG Finance 2 Limited	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	4/18/2030	9,949	9,904	9,988	(8)(16)
Hyperion Refinance Sarl	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	2/15/2031	61,114	60,816	61,338	(8)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	2/15/2031	101,200	99,276	101,200	(4)(8)(10)(12)(16)(32)
					169,996	172,526

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Hub International
Hub International Limited	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	6/20/2030	21,129	21,153	21,263	(16)
ISC
IRIS Specialty Acquisition LLC	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	11/20/2032	214,754	213,698	213,680	(4)(8)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	11/20/2032	—	(89)	(90)	(4)(5)(8)(32)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	11/20/2032	—	(157)	(159)	(4)(5)(8)(11)(12)(32)
					213,452	213,431
Keystone
Koala Investment Holdings, Inc.	First Lien Secured Debt - Term Loan	S+425, 0.75% Floor	8/29/2032	95,436	94,517	94,482	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	8/29/2032	—	(88)	(184)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	8/29/2032	—	(78)	(82)	(4)(5)(12)(32)
					94,351	94,216
OneDigital
OneDigital Borrower LLC	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	7/2/2031	2,985	2,992	2,996	(16)
Patriot Growth Insurance Services
Patriot Growth Insurance Services, LLC	First Lien Secured Debt - Term Loan	S+515, 0.75% Floor	10/16/2028	31,489	31,489	31,489	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	10/16/2028	5,952	5,913	5,952	(4)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	10/16/2028	—	—	—	(4)(12)(32)
					37,402	37,441
Safe-Guard
SG Acquisition, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	4/3/2030	90,030	89,032	90,030	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	4/3/2030	—	(41)	(29)	(4)(5)(9)(12)(32)
					88,991	90,001
Sedgwick
Sedgwick Claims Management Services, Inc.	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	7/31/2031	11,467	11,443	11,516	(15)
Truist
Truist Insurance Holdings, LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	5/6/2031	32,649	32,578	32,744	(16)
	First Lien Secured Debt - Revolver	S+325, 0.00% Floor	5/6/2029	—	(381)	(435)	(4)(5)(12)(32)
					32,197	32,309
		Total Insurance			$1,107,258	$1,111,773
Interactive Media & Services
Adevinta
Aurelia Netherlands BV	First Lien Secured Debt - Term Loan	E+475, 0.00% Floor	5/29/2031	€212,000	$232,112	$249,765	(3)(4)(8)(9)(10)(21)
Twitter
X Corp	First Lien Secured Debt - Term Loan	9.50%	10/26/2029	56,512	55,010	56,422
	First Lien Secured Debt - Term Loan	S+675, 0.50% Floor	10/26/2029	29,650	29,056	29,195	(17)
					84,066	85,617
		Total Interactive Media & Services			$316,178	$335,382

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
IT Services
Astek
FINANCIERE ASTEK	First Lien Secured Debt - Term Loan	E+675, 0.00% Floor	4/25/2031	€50,293	$52,758	$58,366	(3)(4)(8)(9)(10)(20)
	First Lien Secured Debt - Delayed Draw	E+675, 0.00% Floor	4/25/2031	€20,626	21,637	23,933	(3)(4)(8)(9)(10)(12)(20)(32)
					74,395	82,299
Avenu Insights
ACP Avenu Buyer, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	10/2/2029	14,586	14,397	14,440	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	10/2/2029	2,658	2,569	2,536	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	10/2/2029	—	(61)	(61)	(4)(5)(9)(12)(32)
					16,905	16,915
Genesys Cloud
Greeneden U.S. Holdings II, LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	1/30/2032	5,250	5,230	5,246	(15)
GrayMatter
Genius Bidco LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	5/1/2030	4,570	4,499	4,478	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	5/1/2030	—	(12)	(34)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	5/1/2030	155	138	132	(4)(9)(12)(16)(32)
Genius Bidco LLC	Common Equity - Equity Unit	N/A	N/A	773 Units	77	48	(4)(9)(33)
					4,702	4,624
Vensure
Vensure Employer Services, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	9/27/2031	158,960	157,693	156,575	(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	9/27/2031	—	(36)	(38)	(4)(5)(9)(12)(32)
					157,657	156,537
Version 1
Investment Company 24 Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+490, 0.00% Floor	7/11/2029	£6,559	7,692	8,797	(3)(4)(8)(9)(18)
	First Lien Secured Debt - Term Loan	E+490, 0.00% Floor	7/11/2029	€4,029	3,994	4,711	(3)(4)(8)(9)(20)
	First Lien Secured Debt - Delayed Draw	SONIA+490, 0.00% Floor	7/11/2029	£2,248	2,630	2,728	(3)(4)(8)(9)(12)(18)(32)
	First Lien Secured Debt - Delayed Draw	E+575, 0.00% Floor	7/11/2029	€—	—	(32)	(3)(4)(5)(8)(9)(10)(12)(32)
					14,316	16,204
VikingCloud
Bullcave Limited	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	8/6/2030	20,789	20,535	20,634	(4)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/6/2030	2,632	2,585	2,602	(4)(12)(16)(32)
					23,120	23,236
		Total IT Services			$296,325	$305,061

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Leisure Products
Bowlero
Kingpin Intermediate Holdings LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	9/22/2032	$13,054	$12,959	$12,826	(8)(15)
	First Lien Secured Debt - Corporate Bond	7.25%	10/15/2032	15,042	14,523	14,263	(8)
					27,482	27,089
Lime
Neutron Holdings, Inc.	First Lien Secured Debt - Term Loan	10.00%	9/30/2026	75,000	74,583	75,000	(4)(9)
Peloton
Peloton Interactive, Inc.	First Lien Secured Debt - Term Loan	S+550, 0.00% Floor	5/30/2029	81,579	81,030	82,395	(8)(15)
		Total Leisure Products			$183,095	$184,484
Life Sciences Tools & Services
Cambrex
Cambrex Corp.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	3/5/2032	$116,518	$115,508	$116,518	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	3/5/2032	—	—	—	(4)(12)(32)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	3/6/2032	—	(77)	—	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	3/5/2032	872	737	872	(4)(12)(15)(32)
					116,168	117,390
Curia
Curia Global, Inc.	First Lien Secured Debt - Term Loan	S+300 Cash plus 3.25% PIK, 0.00% Floor	12/6/2029	204,841	201,838	199,208	(4)(16)
Parexel
Parexel International Corporation	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	12/12/2031	58,319	58,170	58,586	(15)
		Total Life Sciences Tools & Services			$376,176	$375,184
Machinery
Alliance Laundry Systems
Alliance Laundry Systems LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	8/19/2031	$16,775	$16,733	$16,867	(15)(16)
Arrowhead Engineered Products
Arrowhead Holdco Company	First Lien Secured Debt - Term Loan	S+265 Cash plus 2.75% PIK, 0.75% Floor	8/31/2028	10,444	10,444	7,755	(4)(16)
Carlisle Fluid Technologies
LSF12 Donnelly Bidco, LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	10/2/2029	14,663	14,407	14,418	(4)(9)(15)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Circor
Cube Industrials Buyer, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	10/17/2031	24,317	24,225	24,504	(9)(16)
Duravant
Engineered Machinery Holdings, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	11/26/2032	20,000	19,907	20,153	(16)
Husky Holdings LLC
Husky Holdings LLC	First Lien Secured Debt - Delayed Draw	S+375, 0.00% Floor	2/15/2029	—	—	—	(8)(12)(32)
Husky Technologies
Titan Acquisition Ltd of Canada	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	2/15/2029	75,117	74,529	75,780	(8)(15)(16)
Ideal Tridon
Ideal Components Acquisition, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/30/2032	29,849	29,425	29,625	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	6/30/2032	—	(38)	(41)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	6/30/2032	611	547	576	(4)(12)(15)(32)
					29,934	30,160
JPW
JPW Industries Holding Corporation	First Lien Secured Debt - Term Loan	S+588, 2.00% Floor	11/22/2028	112,867	111,066	111,174	(4)(9)(16)
Milacron
IOTA HOLDINGS 3	First Lien Secured Debt - Term Loan	S+475, 0.00% Floor	3/31/2032	24,613	24,274	24,244	(4)(16)
	First Lien Secured Debt - Revolver	S+475, 0.00% Floor	3/31/2032	2,178	2,067	2,054	(4)(12)(16)(32)
					26,341	26,298
ProMach
Pro Mach Group, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	10/15/2032	33,647	33,563	33,899	(15)
SPX Flow
SPX Flow, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	4/5/2029	1,850	1,850	1,857	(15)
United Flow Technologies
Uft Buyer LLC	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	12/6/2032	67,723	67,053	67,045	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	12/6/2032	—	(123)	(124)	(4)(5)(32)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/6/2032	—	(92)	(93)	(4)(5)(32)
					66,838	66,828
		Total Machinery			$429,837	$429,693
Media
Accelerate360
Accelerate360 Holdings, LLC	First Lien Secured Debt - Term Loan	S+626, 1.00% Floor	2/11/2027	$79,487	$79,475	$79,288	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+626, 1.00% Floor	2/11/2027	24,956	24,956	24,842	(4)(9)(12)(16)(32)
					104,431	104,130

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Astound Broadband
Radiate Holdco, LLC	First Lien Secured Debt - Term Loan	1.50% PIK	9/25/2029	27,408	21,638	21,226	(15)
	First Lien Secured Debt - Term Loan	S+400, 1.00% Floor	6/26/2029	204	200	204	(16)
	First Lien Secured Debt - Delayed Draw	S+400, 1.00% Floor	6/26/2029	204	204	204	(12)(15)(32)
					22,042	21,634
DISH Network
EchoStar Corporation	First Lien Secured Debt - Corporate Bond	10.75%	11/30/2029	64,979	66,394	71,924	(8)
	First Lien Secured Debt - Convertible Bond	3.88%	11/30/2030	19,028	45,550	63,706	(8)
					111,944	135,630
Gannett
Gannett Holdings, LLC	First Lien Secured Debt - Term Loan	S+500, 1.50% Floor	10/15/2029	176,402	174,386	175,299	(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.50% Floor	10/15/2029	3,565	3,489	3,488	(8)(16)(32)
USA TODAY Co Inc	First Lien Secured Debt - Convertible Bond	6.00%	12/1/2031	500	525	706	(4)(8)
					178,400	179,493
Mari
Mari Events Midco LLC	First Lien Secured Debt - Term Loan	S+400, 1.00% Floor	10/1/2032	319,231	314,932	316,038	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+400, 1.00% Floor	10/1/2032	41,827	41,019	41,269	(4)(16)(32)
Mari Miami II LLC	First Lien Secured Debt - Term Loan	8.99% PIK	10/1/2032	65,139	64,674	64,651	(4)(16)
					420,625	421,958
Material+
Material Holdings, LLC	First Lien Secured Debt - Term Loan	9.77%	8/19/2027	6,531	5,955	2,923	(4)(16)(30)(32)
	First Lien Secured Debt - Term Loan	10.10%	8/19/2027	1,747	1,532	—	(4)(16)(30)
	First Lien Secured Debt - Delayed Draw	9.77%	8/19/2027	226	226	226	(4)(16)(30)(32)
					7,713	3,149
Wasserman Media Group
Wasserman Media Group LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	6/23/2032	6,983	6,949	7,026	(16)
Ziggo
Ziggo Financing Partnership	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	1/15/2033	15,000	14,707	14,920	(8)(17)
		Total Media			$866,811	$887,940

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Multi-Utilities
Congruex
Congruex Group LLC	First Lien Secured Debt - Term Loan	S+165 Cash plus 5.00% PIK, 0.75% Floor	5/3/2029	$31,367	$30,976	$25,530	(9)(16)
		Total Multi-Utilities			$30,976	$25,530
Oil, Gas & Consumable Fuels
AL GCX
AL GCX Holdings, LLC	First Lien Secured Debt - Term Loan	S+225, 0.50% Floor	12/17/2032	$15,659	$15,620	$15,693	(8)(15)
AL GCX Fund VIII
AL GCX Fund VIII Holdings LLC	First Lien Secured Debt - Term Loan	S+200, 0.50% Floor	1/30/2032	8,529	8,514	8,534	(15)
Brookfield Infrastructure Partners
BIP Pipeco Holdings LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	12/6/2030	9,063	9,088	9,094	(16)
CQP
CQP Holdco LP	First Lien Secured Debt - Term Loan	S+200, 0.50% Floor	12/31/2030	32,256	32,290	32,406	(16)
GIP Pilot
GIP Pilot Acquisition Partners, L.P.	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	10/4/2030	1,959	1,970	1,966	(16)
Sempra
BX Frontier Member I LLC	First Lien Secured Debt - Delayed Draw	5.86%	12/31/2060	34,357	34,357	34,222	(4)(8)(32)
Stonepeak Bayou
Stonepeak Bayou Holdings LP	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	10/1/2032	16,500	16,207	14,974	(16)
WhiteWater DBR
WhiteWater DBR HoldCo LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	3/3/2031	9,195	9,219	9,262	(16)
		Total Oil, Gas & Consumable Fuels			$127,265	$126,151
Paper & Forest Products
48forty Solutions
Alpine Acquisition Corp II	First Lien Secured Debt - Term Loan	9.94%	11/30/2029	$7,553	$7,256	$3,021	(4)(16)(30)
BiOrigin Specialty
Complete Paper Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	2/4/2031	19,850	19,588	19,451	(4)(16)
		Total Paper & Forest Products			$26,844	$22,472

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Personal Care Products
Advantice Health
Jazz AH Holdco, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	4/2/2029	$6,966	$6,966	$6,866	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	4/2/2029	118	118	116	(4)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	4/2/2029	240	232	228	(4)(12)(17)(32)
					7,316	7,210
Arcadia
ACP Tara Holdings, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	12/15/2032	22,000	21,945	22,151	(16)
Dr. Scholls
DRS Holdings III, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	11/1/2028	21,062	20,976	20,957	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	11/1/2028	—	(5)	(7)	(4)(5)(9)(12)(32)
					20,971	20,950
Heat Makes Sense
Amika OpCo LLC	First Lien Secured Debt - Term Loan	S+590, 0.75% Floor	7/1/2029	34,300	33,850	34,300	(4)(9)(17)
	First Lien Secured Debt - Term Loan	S+540, 0.75% Floor	7/1/2029	7,891	7,797	7,891	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	7/1/2028	—	(14)	—	(4)(5)(9)(12)(32)
Ishtar Co-Invest-B LP	Common Equity - Stock	N/A	N/A	39 Shares	22	—	(4)(9)(33)
Oshun Co-Invest-B LP	Common Equity - Stock	N/A	N/A	11 Shares	11	—	(4)(9)(33)
					41,666	42,191
KDC
KDC/ONE Development Corporation, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	8/15/2028	49,678	49,284	49,120	(15)
PDC Brands
Parfums Holding Company, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	6/27/2030	163,086	161,786	161,863	(16)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	6/27/2029	—	(72)	(77)	(4)(5)(9)(11)(12)(32)
					161,714	161,786
RoC Skincare
RoC Holdco LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	2/21/2031	25,162	24,758	24,910	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	2/21/2031	8,293	8,235	8,210	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	2/21/2030	—	(61)	(44)	(4)(5)(9)(12)(32)
					32,932	33,076
Suave
Silk Holdings III Corp.	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	12/3/2032	213,944	211,740	211,804	(4)(9)(15)(16)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/3/2032	3,035	2,885	2,883	(4)(9)(12)(15)(32)
					214,625	214,687
		Total Personal Care Products			$550,453	$551,171

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (34)	Fair Value (1)(35)
Pharmaceuticals
Alcresta
Alcresta Holdings, LP	Preferred Equity - Preferred Stocks	N/A	N/A		116 Shares	$116	$81	(4)(9)(33)
	Common Equity - Equity Unit	N/A	N/A		1,176 Units	1	120	(4)(9)(33)
Alcresta Therapeutics Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	3/12/2030		8,688	8,558	8,601	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	3/12/2031		58	47	49	(4)(9)(12)(16)(32)
						8,722	8,851
Avid Bioservices
Space Finco, Inc.	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	2/5/2032		14,819	14,618	14,597	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	2/5/2032		—	(112)	(255)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	2/5/2031		—	(128)	(150)	(4)(5)(12)(32)
Space Parent, LP	Preferred Equity - Preferred Stocks	N/A	N/A		99,000 Shares	99	99	(4)(33)
	Common Equity - Stock	N/A	N/A		1,000 Shares	1	1	(4)(33)
						14,478	14,292
Catalent
Creek Parent, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/18/2031		200,879	197,759	198,870	(15)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/18/2031		—	(435)	(291)	(4)(5)(9)(12)(32)
						197,324	198,579
Eversana
LSCS Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	3/4/2032		37,442	37,055	36,755	(16)
Genmab
GENMAB A/S/GENMAB FINANCE LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	12/12/2032		45,000	44,776	45,267	(8)(10)(16)
	First Lien Secured Debt - Corporate Bond	6.25%	12/15/2032		10,254	10,254	10,526	(8)
						55,030	55,793
Karo
Kairos Intermediateco AB	First Lien Secured Debt - Term Loan	E+475, 0.00% Floor	8/26/2032		€66,673	77,162	77,963	(3)(4)(8)(9)(10)(21)
	First Lien Secured Debt - Term Loan	N+475, 0.00% Floor	8/26/2032	Nkr	614,359	60,371	60,644	(3)(4)(8)(9)(10)(29)
	First Lien Secured Debt - Term Loan	SONIA+475, 0.00% Floor	8/26/2032		£43,708	58,633	58,622	(3)(4)(8)(9)(10)(18)
	First Lien Secured Debt - Delayed Draw	E+475, 0.00% Floor	8/26/2032		€—	706	(157)	(3)(4)(5)(8)(9)(10)(32)
						196,872	197,072
PAI
Pai Middle Tier, LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	2/13/2032		24,626	24,292	24,341	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	2/13/2032		750	681	691	(4)(9)(12)(16)(32)
PAI Co-Investor FT Aggregator LLC	Common Equity - Stock	N/A	N/A		100 Shares	100	106	(4)(9)(33)
						25,073	25,138

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (34)	Fair Value (1)(35)
Sharp Services
Sharp Services LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	9/29/2032		7,500	7,464	7,538	(16)
TerSera Therapeutics
TerSera Therapeutics LLC	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	4/4/2029		16,581	16,330	16,581	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	4/4/2029		—	(18)	—	(4)(5)(9)(12)(32)
						16,312	16,581
		Total Pharmaceuticals				$558,330	$560,599
Professional Services
Alix Partners
AlixPartners, LLP	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	8/12/2032		$10,000	$9,964	$10,029	(15)
BDO USA
BDO USA, P.A.	First Lien Secured Debt - Term Loan	S+500, 2.00% Floor	8/31/2028		192,309	190,039	191,847	(16)
	First Lien Secured Debt - Term Loan	S+450, 2.00% Floor	8/31/2028		34,129	33,807	33,645	(4)(9)(16)
						223,846	225,492
Citation Group
Rocket Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+475, 0.00% Floor	1/15/2032		£85,925	104,261	115,534	(3)(4)(8)(10)(18)
	First Lien Secured Debt - Delayed Draw	SONIA+475, 0.00% Floor	1/15/2032		£3,689	4,582	4,877	(3)(4)(8)(10)(18)(25)(32)
	First Lien Secured Debt - Delayed Draw	BBSW+475, 0.00% Floor	1/15/2032	A$	4,737	3,110	3,153	(3)(4)(8)(10)(32)
						111,953	123,564
CohnReznick
CohnReznick Advisory LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	3/31/2032		8,590	8,553	8,649	(16)
	First Lien Secured Debt - Delayed Draw	S+350, 0.00% Floor	3/31/2032		—	(6)	—	(5)(12)(32)
						8,547	8,649
EAB
EAB Global, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	8/16/2030		58,755	58,548	52,387	(15)
	First Lien Secured Debt - Revolver	S+275, 0.00% Floor	5/16/2028		4,200	4,169	3,488	(4)(12)(15)(32)
						62,717	55,875
Escalent
M&M OPCO, LLC	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	4/7/2029		9,167	8,993	9,052	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	4/7/2029		—	(8)	(6)	(4)(5)(9)(12)(32)
						8,985	9,046
FGS Global
Kite Bidco Inc.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	11/25/2031		61,788	60,970	60,861	(4)(10)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.00% Floor	9/20/2031		—	(96)	(228)	(4)(5)(10)(12)(32)
						60,874	60,633

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
G&A
G&A Partners Holding Company II, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	3/3/2031	26,295	25,983	26,229	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	3/1/2031	2,532	2,464	2,519	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	3/1/2030	—	(25)	(4)	(4)(5)(9)(12)(32)
					28,422	28,744
Grant Thornton Advisors
Grant Thornton Advisors Holdings LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	6/2/2031	69,323	69,214	69,574	(15)
Grant Thornton UK
Pacioli UK Midco Limited	First Lien Secured Debt - Term Loan	SONIA+500, 0.00% Floor	4/14/2032	£109,980	142,692	146,024	(3)(4)(8)(9)(10)(18)
Kroll
Deerfield Dakota Holding, LLC	First Lien Secured Debt - Term Loan	S+575 Cash plus 2.75% PIK, 0.75% Floor	9/13/2032	105,565	104,519	104,510	(4)(16)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	9/13/2032	—	(98)	(98)	(4)(5)(12)(32)
					104,421	104,412
Legends
Legends Hospitality Holding Company, LLC	First Lien Secured Debt - Term Loan	S+275 Cash plus 2.75% PIK, 0.75% Floor	8/22/2031	100,699	99,047	99,692	(4)(9)(10)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/22/2031	4,763	4,687	4,705	(4)(9)(12)(15)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/22/2030	3,746	3,565	3,631	(4)(9)(12)(15)(32)
					107,299	108,028
VFS Global
Speed Midco 3 S.A R.L.	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	10/7/2032	12,500	12,470	12,566	(8)(9)(17)
Waystone
Sigma Irish Acquico Limited	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	3/19/2032	€67,460	72,197	78,685	(3)(4)(8)(10)(20)
	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	3/19/2032	70,821	69,524	70,290	(4)(8)(10)(15)
	First Lien Secured Debt - Delayed Draw	E+525, 0.00% Floor	3/19/2032	€6,856	7,962	7,996	(3)(4)(8)(10)(12)(32)
	First Lien Secured Debt - Delayed Draw	S+525, 0.00% Floor	3/19/2032	—	(147)	(124)	(3)(4)(5)(8)(10)(12)(32)
					149,536	156,847
		Total Professional Services			$1,100,940	$1,119,483
Real Estate Management & Development
Associa
Associations Inc.	First Lien Secured Debt - Term Loan	S+676, 1.00% Floor	7/2/2028	$21,316	$21,279	$21,262	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+676, 1.00% Floor	7/2/2028	3,100	3,089	3,085	(4)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+676, 1.00% Floor	7/2/2028	—	(1)	—	(4)(5)(12)(32)
					24,367	24,347

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Hispania
Neinor DMP BidCo, S.A.U.	First Lien Secured Debt - Delayed Draw	E+525, 2.00% Floor	12/31/2029	€—	225	(254)	(3)(4)(5)(8)(10)(32)
	First Lien Secured Debt - Corporate Bond	E+530, 2.00% Floor	12/31/2029	€31,153	35,932	36,062	(3)(4)(8)(10)(20)
					36,157	35,808
Pritchard Industries
Pritchard Industries, LLC	First Lien Secured Debt - Term Loan	S+590, 0.75% Floor	10/13/2027	6,256	6,256	6,005	(4)(16)
		Total Real Estate Management & Development			$66,780	$66,160
Semiconductors & Semiconductor Equipment
Softbank ARM Loan
Kronos I UK Ltd	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	9/21/2027	$12,500	$12,500	$12,500	(4)(8)(9)(10)(16)
	First Lien Secured Debt - Delayed Draw	S+225, 0.00% Floor	8/21/2027	12,500	12,469	12,500	(4)(8)(9)(10)(16)
		Total Semiconductors & Semiconductor Equipment			$24,969	$25,000
Software
Accela
Accela, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/3/2030	$18,149	$17,880	$18,149	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+600, 0.75% Floor	9/3/2030	—	(23)	—	(4)(5)(9)(12)(32)
					17,857	18,149
Access Group
Armstrong Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	6/28/2029	£27,600	33,164	35,064	(3)(4)(8)(18)
	First Lien Secured Debt - Delayed Draw	SONIA+525, 0.00% Floor	6/28/2029	£14,400	17,317	18,294	(3)(4)(8)(18)
					50,481	53,358
Alteryx
Azurite Intermediate Holdings, Inc.	First Lien Secured Debt - Term Loan	S+600, 0.75% Floor	3/19/2031	20,144	19,899	20,093	(4)(9)(15)
	First Lien Secured Debt - Delayed Draw	S+600, 0.75% Floor	3/19/2031	45,781	45,235	45,667	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	3/19/2031	—	(82)	(18)	(4)(5)(9)(12)(32)
					65,052	65,742
AMAG
SRP Eagle Buyer Inc.	First Lien Secured Debt - Term Loan	S+500, 1.50% Floor	12/8/2031	30,000	29,703	29,700	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.50% Floor	12/8/2031	—	(176)	(88)	(4)(5)(32)
	First Lien Secured Debt - Revolver	S+500, 1.50% Floor	12/8/2031	—	(106)	(106)	(4)(5)(12)(32)
					29,421	29,506
Anaplan
Anaplan, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	6/21/2029	237,914	237,914	237,914	(16)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	6/21/2028	—	—	—	(4)(12)(32)
					237,914	237,914

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Avalara
Avalara, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	3/26/2032	33,470	33,294	33,653	(16)
Avetta
Artifact Bidco, Inc.	First Lien Secured Debt - Term Loan	S+415, 0.50% Floor	7/28/2031	63,399	62,867	63,399	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+415, 0.50% Floor	7/28/2031	—	(62)	—	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+415, 0.50% Floor	7/26/2030	—	(85)	—	(4)(5)(9)(12)(32)
					62,720	63,399
Beeline
IQN Holding Corp.	First Lien Secured Debt - Term Loan	S+263 Cash plus 3.13% PIK, 0.75% Floor	5/2/2029	70,945	70,470	69,881	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	5/2/2028	2,746	2,729	2,682	(4)(9)(12)(16)(32)
					73,199	72,563
BMC Software
Boxer Parent Company Inc.	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	7/30/2031	18,115	18,083	18,089	(16)
CINC Systems
1475 Holdings, LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	1/18/2030	6,254	6,177	6,233	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+575, 0.75% Floor	1/18/2030	—	(15)	(4)	(4)(5)(9)(12)(32)
					6,162	6,229
Clanwilliam
Tribe Bidco Limited	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	9/13/2032	€53,893	62,413	62,385	(3)(4)(8)(10)(21)
	First Lien Secured Debt - Delayed Draw	E+525, 0.00% Floor	9/13/2032	€1,397	1,904	1,237	(3)(4)(8)(10)(12)(21)(32)
	First Lien Secured Debt - Revolver	E+525, 0.00% Floor	3/12/2032	€233	388	112	(3)(4)(8)(10)(12)(20)(32)
					64,705	63,734
Cohesity
Clover Holdings 2, LLC	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	12/9/2031	40,310	39,867	40,392	(15)
CompTIA
Endor Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	1/9/2032	37,406	37,071	37,032	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	1/9/2032	—	(36)	(84)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	1/9/2032	—	(36)	(42)	(4)(5)(9)(12)(32)
					36,999	36,906
Couchbase
Cascade Intermediate II, Inc.	First Lien Secured Debt - Term Loan	13.00% PIK	9/24/2033	23,245	22,795	22,780	(4)
Cascade Parent Inc.	First Lien Secured Debt - Term Loan	S+575, 0.50% Floor	9/24/2031	152,685	150,460	150,395	(4)(15)
	First Lien Secured Debt - Revolver	S+575, 0.50% Floor	9/24/2030	—	(193)	(204)	(4)(5)(11)(12)(32)
					173,062	172,971

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (34)	Fair Value (1)(35)
Coupa Software
Coupa Software Incorporated	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	2/27/2030		54,455	53,529	54,727	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	2/27/2030		—	(37)	—	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	2/27/2029		—	(50)	—	(4)(5)(9)(12)(32)
						53,442	54,727
Databricks
Databricks, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	1/3/2031		124,873	124,346	127,058	(15)
	First Lien Secured Debt - Delayed Draw	S+450, 0.00% Floor	1/3/2031		—	(11)	—	(5)(12)(32)
	First Lien Secured Debt - Delayed Draw	S+450, 0.00% Floor	1/5/2032		—	—	—	(4)(12)(32)
						124,335	127,058
Enverus
Edition Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	12/18/2032		265,239	264,117	264,246	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	12/18/2032		—	(72)	(72)	(4)(5)(32)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	12/20/2032		—	(135)	(135)	(4)(5)(32)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	12/18/2032		—	(101)	(101)	(4)(5)(12)(32)
						263,809	263,938
Everbridge
Everbridge Holdings, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	7/2/2031		60,867	60,639	61,475	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	7/2/2031		5,965	5,934	6,025	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	7/2/2031		—	(24)	—	(4)(5)(9)(12)(32)
						66,549	67,500
Forterro
Forterro Group AB	First Lien Secured Debt - Term Loan	E+475, 0.00% Floor	7/9/2029		€10,049	10,099	11,780	(3)(4)(8)(9)(21)
	First Lien Secured Debt - Term Loan	SARON+475, 0.00% Floor	7/9/2029	₣	4,430	4,715	5,579	(3)(4)(8)(9)(22)
	First Lien Secured Debt - Term Loan	SONIA+475, 0.00% Floor	7/9/2029		£3,847	4,925	5,172	(3)(4)(8)(9)(18)
	First Lien Secured Debt - Term Loan	STIBOR+475, 0.00% Floor	7/9/2029	Skr	35,658	3,340	3,863	(3)(4)(8)(9)(23)
	First Lien Secured Debt - Delayed Draw	E+475, 0.00% Floor	7/9/2029		€29,608	31,251	34,503	(3)(4)(8)(9)(10)(12)(21)(32)
						54,330	60,897
Fortnox
OMEGA II AB	First Lien Secured Debt - Term Loan	STIBOR+475, 0.00% Floor	6/18/2032	Skr	658,610	67,829	71,180	(3)(4)(8)(10)(23)
	First Lien Secured Debt - Delayed Draw	STIBOR+475, 0.00% Floor	6/18/2032	Skr	—	(581)	(97)	(3)(4)(5)(8)(10)(12)(32)
						67,248	71,083

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
G2CI
Evergreen IX Borrower 2023, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/30/2030	121,559	119,623	121,559	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/1/2029	—	(159)	—	(4)(5)(9)(12)(32)
					119,464	121,559
HHAeXchange
Homecare Software Solutions LLC	First Lien Secured Debt - Term Loan	S+263 Cash plus 2.93% PIK, 0.00% Floor	6/14/2031	77,720	77,720	77,720	(4)(15)
Infoblox
Delta Topco, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	11/30/2029	7,035	7,032	7,011	(15)
Instem
Ichor Management Limited	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	12/7/2029	9,093	8,929	8,865	(4)(8)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	12/7/2029	4,099	4,062	3,997	(4)(8)(9)(16)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	12/7/2029	1,712	1,561	1,662	(4)(8)(9)(12)(17)(32)
					14,552	14,524
Iris Software
Elements Finco Limited	First Lien Secured Debt - Term Loan	SONIA+300 Cash plus 2.25% PIK, 0.00% Floor	12/19/2031	£32,727	41,193	43,674	(3)(4)(8)(10)(18)
Jeppesen
JEPPESEN HOLDINGS, LLC	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	11/1/2032	193,563	192,138	192,112	(4)(16)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	11/1/2032	—	(73)	(75)	(4)(5)(12)(32)
					192,065	192,037
Kaseya
Kaseya Inc	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	3/20/2032	24,813	24,702	24,864	(15)
	First Lien Secured Debt - Revolver	S+325, 0.00% Floor	3/20/2030	—	(11)	(15)	(5)(12)(32)
					24,691	24,849
Medallia
Medallia, Inc.	First Lien Secured Debt - Term Loan	S+244 Cash plus 3.66% PIK, 0.75% Floor	10/29/2028	41,131	40,712	30,026	(4)(9)(17)
M-Files
MetaTiedot Midco S.a.r.l.	First Lien Secured Debt - Term Loan	E+500, 0.75% Floor	11/27/2031	€21,178	22,084	24,888	(3)(4)(8)(20)
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	11/27/2031	15,859	15,649	15,740	(4)(8)(16)
	First Lien Secured Debt - Delayed Draw	E+500, 0.75% Floor	11/27/2031	€1,891	1,939	2,223	(3)(4)(8)(12)(20)(32)
	First Lien Secured Debt - Revolver	E+500, 0.75% Floor	11/27/2030	€4,287	4,469	4,988	(3)(4)(8)(12)(20)(32)
					44,141	47,839

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (34)	Fair Value (1)(35)
Mitchell
Mitchell International, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	6/17/2031		49,928	49,729	50,153	(15)
mPulse
mPulse Mobile, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	8/26/2032		32,308	31,997	31,985	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	8/26/2032		—	(15)	(31)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	8/26/2032		—	(44)	(46)	(4)(5)(12)(32)
						31,938	31,908
MYOB
MYOB US Borrower LLC	First Lien Secured Debt - Term Loan	BBSW+575 Cash plus 3.00% PIK, 0.75% Floor	6/6/2030	A$	156,118	100,095	102,362	(3)(4)(8)(9)(10)(25)
New Relic
Crewline Buyer, Inc.	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	11/8/2030		66,900	65,561	66,900	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	11/8/2030		—	(76)	—	(4)(5)(9)(12)(32)
						65,485	66,900
Paessler
Blitz 24-34 GmbH	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	5/3/2031		47,185	46,797	47,067	(4)(8)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	5/3/2030		—	(27)	(18)	(4)(5)(8)(12)(32)
						46,770	47,049
Qlik
Project Alpha Intermediate Holding, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	10/26/2030		—	—	—	(16)
Qualtrics
Quartz Acquireco, LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	6/28/2030		787	784	787	(16)
Quorum
QBS Parent, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	6/3/2032		158,322	157,620	157,532	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	6/3/2032		—	—	(109)	(4)(5)(9)(32)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	6/3/2032		1,741	1,657	1,645	(4)(9)(11)(12)(15)(32)
						159,277	159,068

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Redwood
Runway Bidco, LLC	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	12/17/2031	165,895	164,424	164,237	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	12/17/2031	—	(177)	(415)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 0.50% Floor	12/17/2031	—	(177)	(208)	(4)(5)(12)(32)
					164,070	163,614
Relativity
Relativity ODA LLC	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	5/12/2029	29,262	28,875	29,117	(4)(15)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	5/12/2029	—	(33)	(13)	(4)(5)(12)(32)
					28,842	29,104
Solera
Polaris Newco, LLC	First Lien Secured Debt - Term Loan	S+401, 0.50% Floor	6/2/2028	53,262	52,901	51,485	(16)
Storable
Storable Inc	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	4/16/2031	23,572	23,485	23,714	(15)
Sunfire
Spark Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	4/1/2031	8,541	8,401	8,583	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	4/1/2030	—	(20)	—	(4)(5)(9)(12)(32)
					8,381	8,583
Trading Technologies
Trading Technologies International, Inc.	First Lien Secured Debt - Term Loan	S+425, 0.50% Floor	11/4/2032	43,243	43,189	43,189	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+425, 0.50% Floor	11/4/2032	10,811	10,797	10,797	(4)(16)
	First Lien Secured Debt - Revolver	S+425, 0.50% Floor	11/4/2032	—	(8)	(8)	(4)(5)(12)(32)
					53,978	53,978
Uniguest
Uniguest Holdings, Inc	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/27/2030	48,164	47,547	47,490	(4)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/27/2030	—	(115)	(262)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/27/2030	—	(57)	(65)	(4)(5)(12)(32)
					47,375	47,163

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Veeam Software
VS Buyer, LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	4/12/2031	18,604	18,463	18,709	(16)
Verscend
Cotiviti, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	5/1/2031	51,133	50,396	49,258	(8)(15)
	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	3/26/2032	46,056	45,501	44,329	(8)(15)
					95,897	93,587
VIP
Vamos Bidco, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	1/30/2032	66,494	65,896	65,829	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	1/30/2032	—	(121)	(278)	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	1/30/2032	—	(73)	(84)	(4)(5)(12)(32)
					65,702	65,467
X.AI
X.AI LLC	First Lien Secured Debt - Term Loan	12.50%	6/28/2030	24,634	24,649	25,946	(8)
	First Lien Secured Debt - Corporate Bond	12.50%	6/30/2030	4,360	4,360	4,656	(8)
					29,009	30,602
Zafin
Zafin Labs Americas Incorporated	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	2/14/2031	12,500	12,334	12,358	(4)(8)(9)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	2/14/2031	—	(32)	(29)	(4)(5)(8)(9)(12)(32)
					12,302	12,329
Zendesk
Zendesk, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	11/22/2028	127,491	126,165	127,172	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	11/22/2028	21,322	21,016	21,269	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	11/22/2028	—	(130)	(34)	(4)(5)(9)(12)(32)
					147,051	148,407
		Total Software			$3,301,633	$3,322,016

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Specialty Retail
CONSTELLATION AUTOMOTIVE
BBD Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+625, 0.00% Floor	3/21/2031	£21,455	$27,474	$28,921	(3)(4)(8)(10)(18)
	First Lien Secured Debt - Term Loan	E+625, 0.00% Floor	4/3/2031	€8,869	9,494	10,527	(3)(4)(8)(10)(21)
					36,968	39,448
EG Group
EG America, LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	2/7/2028	5,015	5,008	5,041	(8)(16)
EG Global Finance PLC	First Lien Secured Debt - Corporate Bond	S+750, 0.50% Floor	11/30/2028	118,022	115,162	125,398	(4)(8)(14)
					120,170	130,439
Golden Hippo
Altern Marketing, LLC	First Lien Secured Debt - Term Loan	S+500, 2.00% Floor	6/13/2028	54,205	53,864	54,341	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+500, 2.00% Floor	6/13/2028	—	(95)	—	(4)(5)(9)(12)(32)
					53,769	54,341
PetSmart
PetSmart LLC	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	8/18/2032	18,746	18,570	18,693	(15)
S&S
S&S Holdings LLC	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	10/1/2031	58,166	57,099	57,331	(15)
Skechers
Beach Acquisition Bidco LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	9/12/2032	14,000	13,966	14,131	(16)
Tailored Brands
The Men's Wearhouse, LLC	First Lien Secured Debt - Term Loan	S+575, 0.00% Floor	2/26/2029	52,142	51,181	52,402	(16)
Varsity Brands
Varsity Brands, LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	8/26/2031	67,163	66,764	67,488	(9)(16)
		Total Specialty Retail			$418,487	$434,273
Technology Hardware, Storage & Peripherals
Biamp
Biamp	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	4/30/2030	$41,230	$40,591	$39,590	(4)(9)(15)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	4/30/2030	—	(87)	(239)	(4)(5)(9)(12)(32)
					40,504	39,351

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Service Express
Victors Purchaser, LLC	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	12/23/2032	183,061	182,133	182,604	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	12/23/2032	—	(127)	(57)	(4)(5)(32)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/23/2032	2,193	2,047	2,129	(4)(12)(15)(32)
					184,053	184,676
Valor
VCI Asset Holdings 1 LLC	First Lien Secured Debt - Term Loan	10.00%	11/20/2030	249,464	246,972	246,971	(4)
	Common Equity - Membership Interest	N/A	N/A	13,750,397 Units	13,750	13,750	(4)(8)(33)
					260,722	260,721
		Total Technology Hardware, Storage & Peripherals			$485,279	$484,748
Textiles, Apparel & Luxury Goods
Authentic Brands
ABG Intermediate Holdings 2 LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	12/21/2028	$57,538	$57,329	$57,696	(15)
	First Lien Secured Debt - Delayed Draw	S+225, 0.00% Floor	2/14/2032	29,169	29,103	29,231	(15)
					86,432	86,927
Gruppo Florence
Made in Italy 2 S.P.A.	First Lien Secured Debt - Corporate Bond	E+700, 0.00% Floor	10/17/2030	€74,500	77,339	77,921	(3)(4)(8)(9)(21)
Iconix Brand Group
IBG Borrower LLC	First Lien Secured Debt - Term Loan	S+515, 1.00% Floor	8/22/2029	135,466	134,118	132,756	(4)(9)(16)
	First Lien Secured Debt - Term Loan	S+515, 1.00% Floor	8/22/2031	79,669	78,074	78,075	(4)(9)(16)
					212,192	210,831
		Total Textiles, Apparel & Luxury Goods			$375,963	$375,679
Trading Companies & Distributors
Lindstrom, LLC
Lindstrom, LLC	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	12/30/2032	$40,000	$39,400	$39,400	(4)(17)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	12/30/2032	3,665	3,515	3,515	(4)(12)(16)(32)
					42,915	42,915

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (34)	Fair Value (1)(35)
Meritus Gas Partners
MGP Holdings III Corp.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	3/1/2030	28,196	27,791	27,773	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	3/1/2030	9,680	9,543	9,503	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	P+425, 1.00% Floor	3/1/2030	218	190	189	(4)(9)(12)(24)(32)
					37,524	37,465
ORS Nasco
WC ORS Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	8/7/2031	96,211	94,964	95,249	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/7/2031	14,258	14,080	14,116	(4)(9)(16)
	First Lien Secured Debt - Revolver	P+500, 0.75% Floor	8/7/2031	2,582	2,407	2,439	(4)(9)(12)(16)(24)(32)
WC ORS Holdings, L.P.	Common Equity - Limited Partnership	N/A	N/A	90,443 Units	90	160	(4)(9)(33)
					111,541	111,964
		Total Trading Companies & Distributors			$191,980	$192,344
Transportation Infrastructure
Alliance Ground International
AGI-CFI Holdings, Inc.	First Lien Secured Debt - Term Loan	S+490, 0.75% Floor	6/11/2027	$17,992	$17,922	$17,902	(4)(16)
Amey
Project Ardent Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+550, 0.00% Floor	11/12/2031	£125,384	157,251	166,054	(3)(4)(8)(10)(18)
Eagle Railcar
Elk Bidco, Inc	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	6/14/2032	112,376	111,849	113,220	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	6/14/2032	—	(54)	—	(4)(5)(12)(32)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	6/14/2032	—	(97)	—	(4)(5)(12)(32)
					111,698	113,220
GAT
GAT-Airline Ground Support Inc	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	5/9/2029	15,010	14,847	15,010	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	5/9/2029	3,484	3,438	3,483	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	P+525, 1.00% Floor	5/9/2029	635	611	635	(4)(9)(12)(16)(24)(32)
					18,896	19,128

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company (31)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (34)	Fair Value (1)(35)
GSI
Geotechnical Merger Sub, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	10/15/2031		67,411	66,826	67,242	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	10/15/2031		12,234	12,077	12,172	(4)(9)(12)(16)(32)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	10/15/2031		2,185	2,106	2,161	(4)(9)(12)(16)(32)
						81,009	81,575
NARS
North American Rail Solutions LLC	First Lien Secured Debt - Term Loan	C+475, 1.00% Floor	8/29/2031	C$	38,964	28,100	28,132	(3)(4)(9)(26)
	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	8/29/2031		8,728	8,644	8,649	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	C+475, 1.00% Floor	8/29/2031	C$	—	(9)	(16)	(3)(4)(5)(9)(12)(32)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	8/29/2031		—	(10)	(20)	(4)(5)(9)(12)(32)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	8/29/2031		264	249	250	(4)(9)(12)(15)(32)
	First Lien Secured Debt - Revolver	C+475, 1.00% Floor	8/29/2031	C$	—	(47)	(45)	(3)(4)(5)(9)(12)(32)
						36,927	36,950
Signature Aviation
Brown Group Holding, LLC	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	7/1/2031		18,627	18,576	18,742	(15)(16)
		Total Transportation Infrastructure				$442,279	$453,571
Wireless Telecommunication Services
Consumer Cellular
CCI Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	5/13/2032		$94,529	$93,683	$94,765	(4)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	5/13/2032		—	(50)	—	(4)(5)(12)(32)
		Total Wireless Telecommunication Services				$93,633	$94,765

		Total Investments before Cash Equivalents				$24,414,425	$24,515,628	(2)(6)(31)
Goldman Sachs Financial Square Government Fund Institutional		N/A	N/A		$227,502	$227,502	$227,502	(7)
		Total Investments after Cash Equivalents				$24,641,927	$24,743,130

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Derivative Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Footnote Reference
Interest rate swap (a)	6.90%	S+270	4/13/2029	$325,000	Note 5
Interest rate swap (a)	6.70%	S+280	7/29/2031	$300,000	Note 5
Interest rate swap (a)	3.67%	3M SOFR	12/21/2027	$82,000	Note 5
Interest rate swap (a)	3.65%	3M SOFR	1/19/2028	$18,000	Note 5
Interest rate swap (b)	7.02%	ESTR+372	9/28/2026	€90,000	Note 5
Interest rate swap (a)	6.90%	S+271	4/13/2029	$325,000	Note 5
Interest rate swap (a)	5.86%	S+267	4/13/2029	$350,000	Note 5
Interest rate swap (a)	6.70%	S+280	7/29/2031	$300,000	Note 5
Interest rate swap (a)	8.54%	S+418	9/28/2026	$226,000	Note 5
Interest rate swap (a)	8.62%	S+456	9/28/2028	$325,000	Note 5
Interest rate swap (a)	6.35%	S+239	7/29/2031	$400,000	Note 5
Interest rate swap (a)	6.55%	S+218	3/15/2032	$500,000	Note 5
Interest rate swap (a)	5.88%	3M SOFR + 220.7	8/30/2030	$400,000	Note 5
Interest rate swap (a)	5.66%	3M SOFR + 220.45	8/30/2030	$100,000	Note 5
Interest rate swap (a)	5.20%	3M SOFR	12/8/2028	$400,000	Note 5

Derivative Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Footnote Reference
Currency swap (c)	S+45.5	KRW-CD 91D	5/12/2026	$81,450	Note 5
Currency swap (c)	S+46.4	KRW-CD 91D	5/12/2026	$60,988	Note 5

(a) Bears interest at a rate determined by three-month SOFR (as defined below). The interest rate locked two business days prior to settlement of the interest rate swaps. The three-month SOFR is 3.65% on December 31, 2025.

(b) Bears interest at a rate determined by 1 day Euro Short Term Rate. The interest rate locked two business days prior to settlement of the interest rate swaps. The 1 day Euro Short Term Rate ("ESTRON") is 1.92% on December 31, 2025.

(c) Bears interest at a rate determined by SOFR and three-month Korean InterBank Offered Rate ("KORIBOR"). The interest rates locked two business days and one business day for SOFR and three-month KORIBOR, respectively, prior to settlement of the currency swaps. The SOFR and the three-month KORIBOR are 3.87% and 2.82%, respectively, on December 31, 2025.

Derivative Instrument	Settlement Date	Notional amount to be purchased		Notional amount to be sold		Footnote Reference
Foreign currency forward contract	3/18/2026		$327,762	A$	492,086	Note 5
Foreign currency forward contract	3/18/2026	A$	2,641		$1,755	Note 5
Foreign currency forward contract	3/18/2026		$43,933	C$	60,342	Note 5
Foreign currency forward contract	3/18/2026		$5,880	₣	4,630	Note 5
Foreign currency forward contract	3/18/2026	₣	90		$113	Note 5
Foreign currency forward contract	3/18/2026		$1,438,616		€1,224,663	Note 5
Foreign currency forward contract	3/18/2026		$2,073,688		£1,555,675	Note 5
Foreign currency forward contract	3/18/2026		$14,739		¥2,275,479	Note 5
Foreign currency forward contract	3/18/2026		$61,976	Nkr	625,881	Note 5
Foreign currency forward contract	3/18/2026		$75,280	Skr	692,598	Note 5

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

(1)
Fair value is determined in good faith by or under the direction of the Board of Trustees of the Company (the "Board") (see Note 2 to the consolidated financial statements).
(2)
Aggregate gross unrealized gain and loss for federal income tax purposes are $337,333 and $(237,835), respectively. Net unrealized loss is $99,498 based on a total tax cost of $24,416,132.
(3)
Par amount is denominated in USD unless otherwise noted, British Pound ("£"), Australian Dollar ("A$"), Canadian Dollar ("C$"), European Euro ("€"), Japanese Yen ("¥"), South Korean Won ("₩"), Swedish Krona ("Skr"), Norweigian Krone ("Nkr") and Swiss Franc ("₣"). Par amount represents funded commitments. See Note 32 in the Consolidated Schedule of Investments and Note 8 to the consolidated financial statements for further information on undrawn revolving and delayed draw loan commitments, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies.
(4)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board (see Note 2 and Note 4 to the consolidated financial statements), pursuant to the Company’s valuation policy.
(5)
The negative fair value is the result of the commitment being valued below par. Negative cost is the result of unamortized fees or amounts received at settlement in excess of capital invested.
(6)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted.
(7)
This security is included in Cash and Cash Equivalents on the Consolidated Statements of Assets and Liabilities.
(8)
Investments that the Company has determined are not "qualifying assets" under Section 55(a) of the Investment Company Act of 1940 as amended (the "1940 Act"). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2025, non-qualifying assets represented approximately 27.84% of the total assets of the Company.
(9)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the "SEC") permitting us to do so (see Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC).
(10)
All or a portion of these debt investments are not pledged as collateral under any of the Company's credit facilities (see Note 6 to the consolidated financial statements). For other debt investments that are pledged to the Company's credit facilities, a single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.
(11)
As of December 31, 2025, there were letters of credit issued and outstanding through the Company under this senior secured facility.
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
(14)
The interest rate on these loans is subject to SOFR, which as of December 31, 2025 was 3.87%.
(15)
The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2025 was 3.69%.
(16)
The interest rate on these loans is subject to 3 months SOFR, which as of December 31, 2025 was 3.65%.
(17)
The interest rate on these loans is subject to 6 months SOFR, which as of December 31, 2025 was 3.57%.
(18)
The interest rate on these loans is subject to SONIA, which as of December 31, 2025 was 3.73%.
(19)
The interest rate on these loans is subject to 3 months KORIBOR ("K"), which as of December 31, 2025 was 2.82%.
(20)
The interest rate on these loans is subject to 3 months EURIBOR ("E"), which as of December 31, 2025 was 2.03%.
(21)
The interest rate on these loans is subject to 6 months EURIBOR, which as of December 31, 2025 was 2.11%.

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

(22)
The interest rate on these loans is subject to Swiss Average Rate Overnight ("SARON"), which as of December 31, 2025 was -0.08%.
(23)
The interest rate on these loans is subject to 6 months Stockholm Interbank Offered Rate ("STIBOR"), which as of December 31, 2025 was 2.07%.
(24)
The interest rate on these loans is subject to Prime Rate ("P"), which as of December 31, 2025 was 6.75%.
(25)
The interest rate on this loan is subject to the 3 month Australia Bank Bill Swap Rate ("BBSW"), which as of December 31, 2025 was 3.74%.
(26)
The interest rate on these loans is subject to 1 month Canadian Overnight Repo Rate Average ("CORRA" or "C"), which as of December 31, 2025 was 2.26%.
(27)
The interest rate on these loans is subject to 3 month CORRA, which as of December 31, 2025 was 2.26%.
(28)
The interest rate on these loans is subject to 3 month Japan Tokyo Overnight Average Rate ("TONAR" or "T"), which as of December 31, 2025 was 0.71%.
(29)
The interest rate on these loans is subject to 3 month Norwegian Overnight Weighted Average Rate ("NIBOR" or "NOK"), which as of December 31, 2025 was 4.07%.
(30)
Loan was on non-accrual status as of December 31, 2025. Heubach Holdings USA LLC has a maturity date prior to the end of the current period. The portfolio company has filed for insolvency in certain jurisdictions and has begun a sales process for all or part of the portfolio company.
(31)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of December 31, 2025, all of the Company's investments were non-controlled and non-affiliated.

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

(32) As of December 31, 2025, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies:

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
1475 Holdings, LLC	$1,071	$—	$1,071	$—	$—	$1,071
Accel International Holdings, LLC	32,173	—	32,173	—	—	32,173
Accela, Inc.	1,714	—	1,714	—	—	1,714
Accelerate360 Holdings, LLC	45,960	(24,956)	21,004	21,004	—	—
Accelevation LLC	3,540	(385)	3,155	—	—	3,155
Accommodations Plus Technologies LLC	11,367	—	11,367	—	—	11,367
Acentra Holdings, LLC (fka CNSI Holdings, LLC)	11,450	—	11,450	—	—	11,450
ACP Avenu Buyer, LLC	15,645	—	15,645	—	—	15,645
Actium Midco 3 (UK) Limited*	9,919	—	9,919	—	—	9,919
Advarra Holdings, Inc.	12,380	—	12,380	—	—	12,380
Alcresta Therapeutics Inc.	872	(58)	814	—	—	814
All Star Recruiting Locums, LLC	1,304	(761)	543	—	—	543
Allied Benefit Systems Intermediate LLC	9,552	—	9,552	—	—	9,552
Allwyn Entertainment Financing US LLC	80,000	—	80,000	—	—	80,000
Altern Marketing, LLC	9,800	—	9,800	—	—	9,800
American Restoration Holdings, LLC	12,400	(1,490)	10,910	—	—	10,910
Amika OpCo LLC (f/k/a Heat Makes Sense Shared Services, LLC)	1,617	—	1,617	—	—	1,617
Anaplan, Inc.	11,917	—	11,917	—	—	11,917
Arcwood Environmental, Inc. (f/k/a Heritage Environmental Services, Inc.)	13,199	—	13,199	—	—	13,199
Artifact Bidco, Inc.	26,601	—	26,601	—	—	26,601
Associations Inc.	4,251	—	4,251	—	—	4,251
AVSC Holding Corp.	21,651	—	21,651	—	—	21,651
Azurite Intermediate Holdings, Inc.	7,325	—	7,325	—	—	7,325
BGIF IV Fearless Utility Services, Inc.	33,358	—	33,358	—	—	33,358
Biamp	6,000	—	6,000	—	—	6,000
Bingo Group Buyer, Inc.	10,324	(63)	10,261	—	—	10,261
Blitz 24-34 GmbH	7,097	—	7,097	—	—	7,097
Bullcave Limited	3,947	(2,632)	1,315	—	—	1,315
BX Frontier Member I LLC	6,137	—	6,137	—	6,137	—
Cambrex Corp.	65,371	(872)	64,499	—	—	64,499

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Camin Cargo Control Holdings, Inc.	$6,197	$(2,539)	$3,658	$—	$—	$3,658
Cascade Parent Inc.	13,572	—	13,572	—	—	13,572
CCI Buyer, Inc.	5,534	—	5,534	—	—	5,534
Cerity Partners Equity Holding LLC	63,000	(832)	62,168	—	—	62,168
Channelside AcquisitionCo, Inc. (fka Gruden Acquisition, Inc.)	7,915	(326)	7,589	—	—	7,589
CI (MG) GROUP, LLC	7,825	(1,470)	6,355	—	—	6,355
CI (Quercus) Intermediate Holdings, LLC	12,273	—	12,273	—	—	12,273
CircusTrix Holdings LLC	807	(323)	484	—	—	484
Coding Solutions Acquisition Inc	10,058	—	10,058	—	—	10,058
CohnReznick Advisory LLC	1,368	—	1,368	—	—	1,368
Coretrust Purchasing Group LLC (HPG Enterprises LLC)	6,739	—	6,739	—	—	6,739
Coupa Software Incorporated	8,716	—	8,716	—	—	8,716
Creek Parent, Inc.	29,103	—	29,103	—	—	29,103
Crete PA Holdco, LLC	139,488	—	139,488	—	—	139,488
Crewline Buyer, Inc.	4,365	—	4,365	—	—	4,365
Crunch Fitness Merger Sub, LLC	23,555	—	23,555	—	—	23,555
CSC Holdings, LLC	85,100	(73,064)	12,036	—	—	12,036
CT Technologies Intermediate Holdings (Topco), Inc.	35,536	—	35,536	—	—	35,536
Databricks, Inc.	88,844	—	88,844	—	—	88,844
Deerfield Dakota Holding, LLC	9,814	—	9,814	—	—	9,814
DRS Holdings III, Inc.	1,341	—	1,341	—	—	1,341
EAB Global, Inc.	7,500	(4,200)	3,300	—	—	3,300
Eagle Purchaser, Inc.	4,103	(2,524)	1,579	—	—	1,579
Eclipse Buyer, Inc.	5,809	—	5,809	—	—	5,809
Edition Holdings, Inc.	137,251	—	137,251	—	—	137,251
EHC Holdings Holdco Limited*	29,116	—	29,116	—	—	29,116
Electron BidCo Inc. (dba ExamWorks)	27,000	—	27,000	—	—	27,000
Elk Bidco, Inc	44,594	—	44,594	—	—	44,594
Endor Purchaser, Inc.	12,531	—	12,531	—	—	12,531
ERC Topco Holdings, LLC	2,134	(1,921)	213	—	—	213
Everbridge Holdings, LLC	15,493	—	15,493	—	—	15,493
Evergreen IX Borrower 2023, LLC	10,071	—	10,071	—	—	10,071

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Evoriel*	$1,756	$—	$1,756	$—	$—	$1,756
ExactCare Parent, Inc.	4,426	—	4,426	—	—	4,426
Excelligence Learning Corporation	13,562	(2,170)	11,392	—	—	11,392
FINANCIERE ASTEK*	330	—	330	—	—	330
Forterro Group AB (fka Yellow Castle AB)*	31,449	—	31,449	—	—	31,449
Funecap Holding*	49,750	—	49,750	—	—	49,750
G&A Partners Holding Company II, LLC	4,296	—	4,296	—	—	4,296
Galway Borrower LLC	5,673	(524)	5,149	—	—	5,149
Gannett Holdings, LLC	8,795	—	8,795	—	—	8,795
GAT-Airline Ground Support Inc	3,662	(635)	3,027	—	—	3,027
Gateway US Holdings, Inc.	6,629	—	6,629	—	—	6,629
GC Waves Holdings, Inc.	37,696	—	37,696	—	—	37,696
Genius Bidco LLC	2,861	(155)	2,706	—	—	2,706
Geotechnical Merger Sub, Inc.	22,096	(2,185)	19,911	—	—	19,911
Goldeneye Parent, LLC	12,774	—	12,774	—	—	12,774
Green Grass Foods, Inc.	1,250	—	1,250	—	—	1,250
GSP Midco LLC	26,000	—	26,000	—	—	26,000
Hanger, Inc.	1,356	—	1,356	—	—	1,356
Heartbeat BidCo GmbH*	3,811	—	3,811	—	—	3,811
HEF Safety Ultimate Holdings, LLC	1,790	—	1,790	—	—	1,790
Higginbotham Insurance Agency, Inc.	38,070	—	38,070	—	—	38,070
Howardsimon LLC	39,628	—	39,628	—	—	39,628
Husky Holdings LLC	5,000	—	5,000	—	—	5,000
Hyperion Refinance Sarl	118,800	—	118,800	—	—	118,800
Ichor Management Limited*	1,991	(1,712)	279	—	—	279
Ideal Components Acquisition, LLC	10,077	(611)	9,466	—	—	9,466
International Schools Partnership Limited*	57,784	—	57,784	—	—	57,784
Investment Company 24 Bidco Limited*	12,490	—	12,490	—	—	12,490
IOTA HOLDINGS 3	8,250	(2,178)	6,072	—	—	6,072
IQN Holding Corp.	4,224	(2,746)	1,478	—	—	1,478
IRIS Specialty Acquisition LLC	68,046	—	68,046	—	—	68,046
Ironhorse Purchaser, LLC	483	—	483	—	—	483
IW Buyer LLC	3,146	(899)	2,247	—	—	2,247

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Janus Bidco Limited*	$21,373	$—	$21,373	$—	$—	$21,373
Jazz AH Holdco, LLC	800	(240)	560	—	—	560
Jensen Hughes, Inc	31,706	—	31,706	—	—	31,706
JEPPESEN HOLDINGS, LLC	10,037	—	10,037	—	—	10,037
K Hovnanian Enterprises Inc	125,000	—	125,000	—	—	125,000
Kairos Intermediateco AB*	31,342	—	31,342	—	—	31,342
Kaman Corp	3,273	—	3,273	—	—	3,273
Kaseya Inc	2,500	—	2,500	—	—	2,500
Kite Bidco Inc.	15,212	—	15,212	—	—	15,212
Koala Investment Holdings, Inc.	26,578	—	26,578	—	—	26,578
Legacy Merger Sub, LLC	23,333	—	23,333	—	—	23,333
Legends Hospitality Holding Company, LLC	12,507	(3,746)	8,761	—	—	8,761
LHS Borrower LLC	20,118	(2,414)	17,704	—	—	17,704
Lindstrom, LLC	10,000	(3,665)	6,335	—	—	6,335
Lotus Topco Inc.	6,765	—	6,765	—	—	6,765
M&M OPCO, LLC	476	—	476	—	—	476
Madonna Bidco Limited*	6,218	—	6,218	—	—	6,218
Mari Events Midco LLC	13,942	—	13,942	—	—	13,942
Material Holdings, LLC	644	—	644	—	—	644
MetaTiedot Midco S.a.r.l.	10,675	(5,038)	5,637	—	—	5,637
MGP Holdings III Corp.	4,074	(218)	3,856	—	—	3,856
Mobile Communications America, Inc.	4,863	(272)	4,591	—	—	4,591
Mount Olympus Bidco Limited	1,097	—	1,097	—	—	1,097
mPulse Mobile, Inc.	7,692	—	7,692	—	—	7,692
MRO Holdings, Inc.	102,698	—	102,698	—	—	102,698
MRO Parent Corporation	4,444	—	4,444	—	—	4,444
Neinor DMP BidCo, S.A.U.*	33,901	—	33,901	—	—	33,901
North American Rail Solutions LLC	3,750	(264)	3,486	—	—	3,486
North American Rail Solutions LLC*	6,800	—	6,800	—	—	6,800
North Haven RI Buyer, LLC	8,437	(1,000)	7,437	—	—	7,437
Novotech SG Holdings Pte. Ltd./ Novotech Aus Bidco Pty Ltd/Novotech Holdings USA LLC	5,286	—	5,286	—	—	5,286

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
NPPI Buyer, LLC	$9,211	$—	$9,211	$—	$—	$9,211
Olympus Terminals Holdco II LLC	22,000	—	22,000	—	—	22,000
OMEGA II AB*	19,376	—	19,376	—	—	19,376
OMH-Healthedge Holdings, Inc.	37,896	—	37,896	—	—	37,896
One Call Corporation (fka Opal Acquisition, Inc.)	19,868	—	19,868	—	—	19,868
One Silver Serve, LLC	11,200	(3,312)	7,888	—	—	7,888
Orthrus Ltd*	5,029	—	5,029	—	—	5,029
Pai Middle Tier, LLC	5,250	(750)	4,500	—	—	4,500
Paisley Bidco Limited*	11,089	—	11,089	—	—	11,089
Parfums Holding Company, Inc.	10,268	—	10,268	—	—	10,268
PARS Group LLC	952	—	952	952	—	—
Patriot Foods Buyer, Inc.	2,590	(298)	2,292	—	—	2,292
Patriot Growth Insurance Services, LLC	2,311	—	2,311	—	—	2,311
Pinnacle Buyer LLC	2,742	—	2,742	—	—	2,742
PMA Parent Holdings, LLC	987	—	987	—	—	987
Poly-Wood, LLC	46,091	—	46,091	—	—	46,091
PROJECT CARDINAL ACQUISITION, LLC	8,947	—	8,947	—	—	8,947
Protein For Pets Opco, LLC	4,717	(943)	3,774	—	—	3,774
Pye-Barker Fire & Safety LLC	1,950	—	1,950	—	—	1,950
QBS Parent, Inc.	40,867	(1,741)	39,126	—	—	39,126
QTS Project Ram	33,808	—	33,808	—	33,808	—
R.F. Fager Company, LLC	1,260	(169)	1,091	—	—	1,091
Radiate Holdco, LLC	408	—	408	—	—	408
Rarebreed Veterinary Partners, Inc.	8,501	—	8,501	—	—	8,501
Relativity ODA LLC	2,500	—	2,500	—	—	2,500
Reliable Doors, LLC	1,164	—	1,164	—	—	1,164
Rialto Management Group, LLC	3,588	—	3,588	—	—	3,588
RoC Holdco LLC	4,390	—	4,390	—	—	4,390
Rochester Midland Corporation	16,417	(159)	16,258	—	—	16,258
Rocket Bidco Limited*	33,200	—	33,200	—	—	33,200

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Rocket Youth Brands Holdco LLC	$10,698	$—	$10,698	$—	$—	$10,698
Runway Bidco, LLC	62,292	—	62,292	—	—	62,292
Russell Investments US Institutional Holdco Inc	9,900	—	9,900	—	—	9,900
Saber Parent Holdings Corp	69,512	—	69,512	—	—	69,512
SG Acquisition, Inc.	5,757	—	5,757	—	—	5,757
Sigma Irish Acquico Limited	16,576	—	16,576	—	—	16,576
Silk Holdings III Corp.	15,175	(3,035)	12,140	—	—	12,140
Smith Topco, Inc.	1,692	—	1,692	—	—	1,692
Space Finco, Inc.	27,000	—	27,000	—	—	27,000
Spark Purchaser, Inc.	1,351	—	1,351	—	—	1,351
SPARKLE BIDCO LIMITED*	26,066	—	26,066	—	—	26,066
Spruce Bidco II Inc.	26,335	—	26,335	—	—	26,335
SRP Eagle Buyer Inc.	24,706	—	24,706	—	—	24,706
SupplyHouse LLC	20,000	—	20,000	—	—	20,000
TerSera Therapeutics LLC	1,395	—	1,395	—	—	1,395
Thg Acquisition, LLC	24,232	(1,317)	22,915	—	—	22,915
TI Intermediate Holdings, LLC	397	—	397	—	—	397
TITAN BW BORROWER L.P.	50,402	—	50,402	—	—	50,402
Trading Technologies International, Inc. (fka Gem Merger Sub, Inc.)	6,757	—	6,757	—	—	6,757
Traffic Management Solutions, LLC	6,456	—	6,456	—	—	6,456
Trench Plate Rental Co.	4,545	(2,636)	1,909	—	—	1,909
Tribe Bidco Limited*	36,090	(274)	35,816	—	—	35,816
Truck-Lite Co., LLC	79,354	—	79,354	—	—	79,354
Truist Insurance Holdings, LLC	24,868	—	24,868	—	—	24,868
TS Investors, LLC	2,693	—	2,693	—	—	2,693
Tulip Bidco Limited*	196,535	—	196,535	—	—	196,535
TZ Buyer LLC	606	(394)	212	—	—	212

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Uft Buyer LLC	34,172	—	34,172	—	—	34,172
Uniguest Holdings, Inc	23,349	—	23,349	—	—	23,349
US Fertility Enterprises, LLC	2,434	—	2,434	—	—	2,434
USA DeBusk LLC	6,840	(1,802)	5,038	—	—	5,038
Vamos Bidco, Inc.	36,199	—	36,199	—	—	36,199
Vantage Specialty Chemicals Holdings, Inc.	4,824	—	4,824	—	—	4,824
Vensure Employer Services, Inc.	2,547	—	2,547	—	—	2,547
Victors Purchaser, LLC	48,313	(2,193)	46,120	—	—	46,120
Village Pet Care, LLC	3,327	(365)	2,962	—	—	2,962
Violin Finco Guernsey Limited*	7,173	—	7,173	—	—	7,173
Volunteer AcquisitionCo, LLC	758	—	758	—	—	758
Vybond Buyer, LLC	14,000	—	14,000	—	—	14,000
WC ORS Buyer, Inc.	14,346	(2,582)	11,764	—	—	11,764
Wealth Enhancement Group, LLC	12,500	—	12,500	—	—	12,500
WH BorrowerCo, LLC	12,271	(1,048)	11,223	—	—	11,223
Wisdom Purchaser, LLC	5,156	—	5,156	—	—	5,156
Zafin Labs Americas Incorporated	2,500	—	2,500	—	—	2,500
Zendesk, Inc.	13,400	—	13,400	—	—	13,400
Zeus Company LLC	12,566	—	12,566	—	5,027	7,539
Total	$3,874,828	$(172,106)	$3,702,722	$21,956	$44,972	$3,635,794

* These investments are in a foreign currency and the total commitment has been converted to USD using the December 31, 2025 exchange rate.
See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

(33) Securities that are exempt from registration under the Securities Act of 1933 (the "Securities Act"), and may be deemed to be "restricted securities" under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $23,387 or 0.2% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Security Type	Acquisition Date
Alcresta Holdings, LP	Preferred Equity - Preferred Stocks	3/12/2024
Alcresta Holdings, LP	Common Equity - Equity Unit	3/12/2024
Eclipse Topco, Inc.	Preferred Equity - Preferred Stocks	9/6/2024
Ergotron Investments, LLC	Common Equity - Equity Unit	7/6/2022
Fortis Fire & Safety Holdings LP	Common Equity - Equity Unit	7/21/2023
Genius Bidco LLC	Common Equity - Equity Unit	5/1/2024
HIG Intermediate, Inc.	Preferred Equity - Cumulative Preferred	12/10/2024
Ishtar Co-Invest-B LP	Common Equity - Stock	7/1/2022
Mitel Networks	Common Equity - Stock	6/20/2025
Nutpods Holdings, Inc.	Common Equity - Stock	12/26/2023
Oshun Co-Invest-B LP	Common Equity - Stock	7/1/2022
PAI Co-Investor FT Aggregator LLC	Common Equity - Stock	2/13/2025
PPL Equity LP	Preferred Equity - Preferred Stocks	7/1/2022
PPL Equity LP	Common Equity - Equity Unit	7/1/2022
RMC Topco LLC	Common Equity - Equity Unit	8/1/2023
Space Parent, LP	Common Equity - Stock	2/5/2025
Space Parent, LP	Preferred Equity - Preferred Stocks	2/5/2025
Tailwind Fire Flow Investor, LP	Common Equity - Membership Interest	6/28/2024
Trench Safety Solutions Holdings, LLC	Common Equity - Equity Unit	4/29/2022
TZ Parent LLC	Common Equity - Equity Unit	8/12/2022
VCI Asset Holdings 1 LLC	Common Equity - Membership Interest	11/19/2025
WC ORS Holdings, L.P.	Common Equity - Limited Partnership	8/7/2024

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

(34) The following shows the composition of the Company’s portfolio at cost by investment type and industry as of December 31, 2025:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total
Aerospace & Defense	$779,778	$—	$—	$—	$—	$779,778
Air Freight & Logistics	14,789	—	—	—	—	14,789
Automobile Components	266,253	—	—	—	—	266,253
Banks	232,892	—	35,116	—	—	268,008
Beverages	39,702	—	—	—	—	39,702
Building Products	515,434	—	—	—	—	515,434
Capital Markets	468,162	—	—	—	—	468,162
Chemicals	168,728	—	—	—	100	168,828
Commercial Services & Supplies	1,444,984	33,700	—	51	—	1,478,735
Communications Equipment	271,507	—	—	—	3,465	274,972
Construction & Engineering	327,209	—	—	—	151	327,360
Construction Materials	25,155	—	—	—	—	25,155
Consumer Staples Distribution & Retail	444,406	—	—	—	—	444,406
Containers & Packaging	179,159	—	—	—	—	179,159
Distributors	59,475	—	—	—	—	59,475
Diversified Consumer Services	1,014,561	—	—	—	—	1,014,561
Diversified REITs	30,559	—	—	—	—	30,559
Diversified Telecommunication Services	306,093	—	—	—	—	306,093
Electric Utilities	199,982	—	—	—	—	199,982
Electrical Equipment	25,592	—	—	—	—	25,592
Electronic Equipment, Instruments & Components	98,555	—	—	—	—	98,555
Energy Equipment & Services	46,991	—	—	—	—	46,991
Entertainment	193,087	—	—	—	—	193,087
Financial Services	1,640,089	—	—	5,940	—	1,646,029
Food Products	39,955	—	—	—	125	40,080
Gas Utilities	30,466	—	—	—	—	30,466
Ground Transportation	155,644	—	—	—	—	155,644

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total
Health Care Equipment & Supplies	$264,480	$—	$—	$—	$—	$264,480
Health Care Providers & Services	1,757,490	—	—	—	—	1,757,490
Health Care Technology	585,670	—	—	—	—	585,670
Hotels, Restaurants & Leisure	991,567	—	10,398	—	—	1,001,965
Household Durables	199,316	—	—	—	—	199,316
Household Products	107,384	—	—	—	100	107,484
Independent Power & Renewable Electricity Producers	28,554	—	30	—	—	28,584
Industrial Conglomerates	—	—	—	—	90	90
Insurance	1,107,209	—	—	49	—	1,107,258
Interactive Media & Services	316,178	—	—	—	—	316,178
IT Services	296,248	—	—	—	77	296,325
Leisure Products	183,095	—	—	—	—	183,095
Life Sciences Tools & Services	376,176	—	—	—	—	376,176
Machinery	429,837	—	—	—	—	429,837
Media	866,811	—	—	—	—	866,811
Multi-Utilities	30,976	—	—	—	—	30,976
Oil, Gas & Consumable Fuels	127,265	—	—	—	—	127,265
Paper & Forest Products	26,844	—	—	—	—	26,844
Personal Care Products	550,420	—	—	—	33	550,453
Pharmaceuticals	558,012	—	—	215	103	558,330
Professional Services	1,100,940	—	—	—	—	1,100,940
Real Estate Management & Development	66,780	—	—	—	—	66,780
Semiconductors & Semiconductor Equipment	24,969	—	—	—	—	24,969
Software	3,301,633	—	—	—	—	3,301,633
Specialty Retail	418,487	—	—	—	—	418,487
Technology Hardware, Storage & Peripherals	471,529	—	—	—	13,750	485,279
Textiles, Apparel & Luxury Goods	375,963	—	—	—	—	375,963
Trading Companies & Distributors	191,890	—	—	—	90	191,980
Transportation Infrastructure	442,279	—	—	—	—	442,279
Wireless Telecommunication Services	93,633	—	—	—	—	93,633
Total	$24,310,842	$33,700	$45,544	$6,255	$18,084	$24,414,425

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

(35) The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of December 31, 2025:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total	% of Net Assets
Aerospace & Defense	$780,305	$—	$—	$—	$—	$780,305	5.3%
Air Freight & Logistics	14,888	—	—	—	—	14,888	0.1%
Automobile Components	265,223	—	—	—	—	265,223	1.8%
Banks	235,975	—	35,077	—	—	271,052	1.8%
Beverages	40,027	—	—	—	—	40,027	0.3%
Building Products	516,956	—	—	—	—	516,956	3.5%
Capital Markets	474,987	—	—	—	—	474,987	3.2%
Chemicals	149,200	—	—	—	126	149,326	1.0%
Commercial Services & Supplies	1,455,724	5,235	—	49	28	1,461,036	9.9%
Communications Equipment	268,612	—	—	—	1,193	269,805	1.8%
Construction & Engineering	329,697	—	—	—	138	329,835	2.2%
Construction Materials	25,075	—	—	—	—	25,075	0.2%
Consumer Staples Distribution & Retail	460,169	—	—	—	—	460,169	3.1%
Containers & Packaging	175,687	—	—	—	—	175,687	1.2%
Distributors	59,451	—	—	—	—	59,451	0.4%
Diversified Consumer Services	1,021,121	—	—	—	—	1,021,121	6.9%
Diversified REITs	30,672	—	—	—	—	30,672	0.2%
Diversified Telecommunication Services	295,215	—	—	—	—	295,215	2.0%
Electric Utilities	201,273	—	—	—	—	201,273	1.4%
Electrical Equipment	25,850	—	—	—	—	25,850	0.2%
Electronic Equipment, Instruments & Components	67,037	—	—	—	—	67,037	0.5%
Energy Equipment & Services	47,251	—	—	—	—	47,251	0.3%
Entertainment	192,589	—	—	—	—	192,589	1.3%
Financial Services	1,683,766	—	—	7,115	—	1,690,881	11.4%
Food Products	40,208	—	—	—	92	40,300	0.3%
Gas Utilities	30,313	—	—	—	—	30,313	0.2%
Ground Transportation	153,962	—	—	—	—	153,962	1.0%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total	% of Net Assets
Health Care Equipment & Supplies	$263,925	$—	$—	$—	$—	$263,925	1.8%
Health Care Providers & Services	1,732,905	—	—	—	—	1,732,905	11.7%
Health Care Technology	587,582	—	—	—	—	587,582	4.0%
Hotels, Restaurants & Leisure	1,008,465	—	10,418	—	—	1,018,883	6.9%
Household Durables	201,715	—	—	—	—	201,715	1.4%
Household Products	107,885	—	—	—	119	108,004	0.7%
Independent Power & Renewable Electricity Producers	28,707	—	30	—	—	28,737	0.2%
Industrial Conglomerates	—	—	—	—	112	112	0.0%
Insurance	1,111,724	—	—	49	—	1,111,773	7.5%
Interactive Media & Services	335,382	—	—	—	—	335,382	2.3%
IT Services	305,013	—	—	—	48	305,061	2.1%
Leisure Products	184,484	—	—	—	—	184,484	1.2%
Life Sciences Tools & Services	375,184	—	—	—	—	375,184	2.5%
Machinery	429,693	—	—	—	—	429,693	2.9%
Media	887,940	—	—	—	—	887,940	6.0%
Multi-Utilities	25,530	—	—	—	—	25,530	0.2%
Oil, Gas & Consumable Fuels	126,151	—	—	—	—	126,151	0.9%
Paper & Forest Products	22,472	—	—	—	—	22,472	0.2%
Personal Care Products	551,171	—	—	—	—	551,171	3.7%
Pharmaceuticals	560,191	—	—	180	228	560,599	3.8%
Professional Services	1,119,483	—	—	—	—	1,119,483	7.6%
Real Estate Management & Development	66,160	—	—	—	—	66,160	0.4%
Semiconductors & Semiconductor Equipment	25,000	—	—	—	—	25,000	0.2%
Software	3,322,016	—	—	—	—	3,322,016	22.5%
Specialty Retail	434,273	—	—	—	—	434,273	2.9%
Technology Hardware, Storage & Peripherals	470,999	—	—	—	13,749	484,748	3.3%
Textiles, Apparel & Luxury Goods	375,679	—	—	—	—	375,679	2.5%
Trading Companies & Distributors	192,184	—	—	—	160	192,344	1.3%
Transportation Infrastructure	453,571	—	—	—	—	453,571	3.1%
Wireless Telecommunication Services	94,765	—	—	—	—	94,765	0.7%
Total	$24,441,482	$5,235	$45,525	$7,393	$15,993	$24,515,628	166.0%
% of Net Assets	165.5%	0.0%	0.3%	0.1%	0.1%	166.0%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of December 31, 2025
Software	13.6%
Health Care Providers & Services	7.1%
Financial Services	6.9%
Commercial Services & Supplies	6.0%
Insurance	4.5%
Hotels, Restaurants & Leisure	4.2%
Professional Services	4.6%
Diversified Consumer Services	4.2%
Aerospace & Defense	3.2%
Entertainment	0.8%
Health Care Technology	2.4%
Pharmaceuticals	2.3%
Personal Care Products	2.2%
Technology Hardware, Storage & Peripherals	2.0%
Building Products	2.1%
Capital Markets	1.9%
Media	3.6%
Consumer Staples Distribution & Retail	1.9%
Specialty Retail	1.8%
Transportation Infrastructure	1.9%
Machinery	1.8%
Textiles, Apparel & Luxury Goods	1.5%
Life Sciences Tools & Services	1.5%
Banks	1.1%
Interactive Media & Services	1.4%
Construction & Engineering	1.3%
IT Services	1.2%
Diversified Telecommunication Services	1.2%
Communications Equipment	1.1%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of December 31, 2025
Automobile Components	1.1%
Health Care Equipment & Supplies	1.1%
Household Durables	0.8%
Trading Companies & Distributors	0.8%
Electric Utilities	0.8%
Leisure Products	0.8%
Containers & Packaging	0.7%
Ground Transportation	0.6%
Chemicals	0.6%
Household Products	0.4%
Oil, Gas & Consumable Fuels	0.5%
Wireless Telecommunication Services	0.4%
Electronic Equipment, Instruments & Components	0.3%
Real Estate Management & Development	0.3%
Distributors	0.2%
Energy Equipment & Services	0.2%
Diversified REITs	0.1%
Food Products	0.2%
Beverages	0.0%
Gas Utilities	0.1%
Independent Power & Renewable Electricity Producers	0.1%
Electrical Equipment	0.1%
Multi-Utilities	0.1%
Construction Materials	0.1%
Semiconductors & Semiconductor Equipment	0.1%
Paper & Forest Products	0.1%
Air Freight & Logistics	0.1%
Industrial Conglomerates	0.0%
Total	100.00%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Geographic Region	Percentage of Total Investments (at Fair Value) as of December 31, 2025
United States	78.2%
United Kingdom	9.7%
Europe	9.4%
Australia	1.3%
Canada	0.8%
Asia	0.4%
Caribbean	0.2%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 1. Organization

Apollo Debt Solutions BDC (the "Company," "ADS," "we," "us" or "our"), a Delaware statutory trust formed on December 4, 2020, is a closed-end, externally managed, diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company has elected to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company ("RIC"), as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").

Apollo Credit Management, LLC (the "Adviser") is our investment adviser and is an affiliate of Apollo Global Management, Inc. and its consolidated subsidiaries ("AGM" or "Apollo"). The Adviser, subject to the overall supervision of our Board of Trustees (the "Board"), manages the day-to-day operations of the Company and provides investment advisory services to the Company.

Apollo Credit Management, LLC, as our administrator (the "Administrator"), provides, among other things, administrative services and facilities to the Company. Furthermore, the Administrator will offer to provide, on our behalf, managerial assistance to those portfolio companies to which we are required to provide such assistance.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") pursuant to the requirements on Form 10-Q, ASC 946, Financial Services — Investment Companies ("ASC 946"), and Articles 6, 10 and 12 of Regulation S-X. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of the consolidated financial statements for the periods presented, have been included.

Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. All intercompany balances and transactions have been eliminated.

These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

As of March 31, 2026, the Company's consolidated subsidiaries were Cardinal Funding LLC, Mallard Funding LLC, Grouse Funding LLC, Warbler Funding LLC, Toucan Funding LLC, Bald Eagle Funding LLC, ADS CLO 1 LLC, ADL CLO 1 LLC, ADS CLO 2 LLC, ADL CLO 2 LLC, ADS Lender LLC, ADS Holdings (Lux) S.à.r.l., ADS Hera SPV LLC, ADS Presidio SPV LLC, ADS Aoide SPV LLC and ADS Apollonia SPV LLC.

Cash and Cash Equivalents, including Foreign Currency

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

Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of March 31, 2026 and December 31, 2025 were $648,639 and $498,557, respectively, of which $159,399 and $227,502, respectively, were held in money market funds.

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

Fair Value Measurements

The Company follows guidance in ASC 820, Fair Value Measurement ("ASC 820"), where fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are determined within a framework that establishes a three-tier hierarchy which maximizes the use of observable market data and minimizes the use of unobservable inputs to establish a classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, such as the risk inherent in a particular valuation technique used to measure fair value using a pricing model and/or the risk inherent in the inputs for the valuation technique. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the information available. The inputs or methodology used for valuing assets or liabilities may not be an indication of the risks associated with investing in those assets or liabilities.

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

Investment Valuation Process

The Board has designated the Adviser as its "valuation designee" pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. The Adviser, as "valuation designee," is responsible for determining the fair value of our portfolio investments, subject to the oversight of the Board.

In calculating the value of our total assets, we value investments for which market quotations are readily available at such market quotations if they are deemed to represent fair value. Debt and equity securities that are not publicly traded or whose market price is not readily available or whose market quotations are not deemed to represent fair value are valued at fair value as determined in good faith by or under the direction of the Adviser. Market quotations may be deemed not to represent fair value in certain circumstances where the Adviser reasonably believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotes not to reflect the fair value of the security. Examples of these events could include cases in which material events are announced after the close of the market on which a security is primarily traded, when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a "fire sale" by a distressed seller.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the three months ended March 31, 2026, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Options

The Company may enter into options as part of its risk management activities. These instruments are recorded at fair value on the Consolidated Statements of Assets and Liabilities, with changes in fair value recognized in net unrealized appreciation (depreciation) within derivative instruments on the Consolidated Statements of Operations. The Company does not apply hedge accounting to these instruments.

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

Valuation of Other Financial Assets and Financial Liabilities

ASC 825, Financial Instruments, permits an entity to choose, at specified election dates, to measure certain assets and liabilities at fair value (the "Fair Value Option"). We have not elected the Fair Value Option to report selected financial assets and financial liabilities. Debt issued by the Company is reported at amortized cost adjusted for fair value fluctuations of interest rate swaps in qualifying hedge accounting relationships (see Notes 5 and 6 to the consolidated financial statements). The carrying value of all other financial assets and liabilities approximates fair value due to their short maturities or their close proximity of the originations to the measurement date.

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

As of March 31, 2026, 1.0% of total investments at amortized cost, or 0.4% of total investments at fair value, were on non-accrual status. As of December 31, 2025, 0.8% of total investments at amortized cost, or 0.3% of total investments at fair value, were on non-accrual status.

Expenses

Expenses include management fees, performance-based incentive fees, interest expense, insurance expenses, administrative service fees, legal fees, trustees’ fees, audit and tax service expenses, third-party valuation fees and other general and administrative expenses. Expenses are recognized on an accrual basis.

Offering Expenses

Costs associated with the offering of the Company’s shares are capitalized as "deferred offering costs" on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s continuous offering.

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

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its shareholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to shareholders through March 31, 2026 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file Form 1099 for the tax year ending December 31, 2026. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to shareholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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

We follow ASC 740, Income Taxes ("ASC 740"). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of March 31, 2026, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

Segment Reporting

The Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update 2023-07, "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker ("CODM") to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company operates under one operating segment and reporting unit, investment management. The CODM is the chief executive officer of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. Key metrics include, but are not limited to, net investment income and net increase in net assets resulting from operations that is reported on the Consolidated Statements of Operations, fair value of investments as disclosed on the Consolidated Schedule of Investments, as well as distributions made to the Company’s shareholders.

Income Taxes

The Company has adopted FASB Accounting Standards Update 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The adoption of ASU 2023-09 did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements

Income Statement - Reporting Comprehensive Income

In November 2024, the FASB issued Accounting Standard Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). The amendments in ASU 2024-03 improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information generally is not presented in the consolidated financial statements today. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its year-end financial statements.

Note 3. Agreements and Related Party Transactions

Advisory Agreement

On July 22, 2021, the Company entered into an advisory agreement (the "Initial Advisory Agreement") with the Adviser, pursuant to which the Adviser will manage the Company on a day-to-day basis. The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Company’s investments and monitoring its investments and portfolio companies on an ongoing basis.

On March 14, 2024, the Company and the Adviser entered into an amended and restated investment advisory agreement (the "Second Amended and Restated Advisory Agreement"), which amended and restated the Initial Advisory Agreement. The Second Amended and Restated Advisory Agreement altered the Initial Advisory Agreement by removing certain "sunset" provisions that previously stated that certain requirements of the North American Securities Administrators Association ("NASAA") Omnibus Guidelines would no longer apply if the Company's shares become covered securities within the meaning of Section 18 of the Securities Act of 1933, as amended, clarified that the Adviser would be responsible for any fees incurred if the Adviser terminated the Second Amended and Restated Advisory Agreement and amended certain provisions to clarify compliance with NASAA Omnibus Guidelines. No other changes were made to the Initial Advisory Agreement.

On March 13, 2025, the Company and the Adviser entered into an amended and restated advisory agreement (the "Third Amended and Restated Advisory Agreement" and, together with the Initial Advisory Agreement and Second Amended and Restated Advisory Agreement, the "Advisory Agreement"), which amended and restated the Second Amended and Restated Advisory Agreement. The Third Amended and Restated Advisory Agreement alters the Second Amended and Restated Advisory Agreement by revising the indemnification provisions. No other changes were made to the Second Amended and Restated Advisory Agreement.

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

A. Incentive Fee based on Income

The portion based on our income is based on Pre-Incentive Fee Net Investment Income Returns. "Pre-Incentive Fee Net Investment Income Returns" means, as the context requires, either the dollar value of, or percentage rate of return on the value of net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that are received from portfolio companies) accrued during the calendar quarter, minus operating expenses accrued for the quarter (including the base management fee, expenses payable under the Administration Agreement entered into between the Company and the Administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any distribution and/or shareholder servicing fees).

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

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of the Company’s net assets at the end of the immediate preceding quarter, is compared to a "hurdle rate" of return of 1.25% per quarter (5.0% annualized).

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
•
100% of the dollar amount of Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). This "catch-up" portion is meant to provide the Adviser with approximately 12.5% of Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and
•
12.5% of the dollar amount of Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.

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

For the three months ended March 31, 2026, the Company recognized $46,946 of management fees.

For the three months ended March 31, 2025, the Company recognized $33,416 of management fees.

For the three months ended March 31, 2026, the Company recognized $43,068 of incentive fees based on income and $0 of incentive fees based on cumulative net realized gains/(losses).

For the three months ended March 31, 2025, the Company recognized $32,564 of incentive fees based on income and $(915) of incentive fees based on cumulative net realized gains/(losses).

As of March 31, 2026 and December 31, 2025, management fee payables were $16,267 and $16,434, respectively, and performance-based incentive fees payable were $43,068 and $44,714, respectively.

Fees From Affiliates

From time-to-time various affiliates of Adviser are involved in transactions whereby certain fees, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, "Capital Solution services") are earned and rebated back to the Company. These fees are accounted for as "Other Income" in the Consolidated Statements of Operations. For the three months ended March 31, 2026, the Company received $2,927 in fee rebates from affiliates related to Capital Solution services. For the three months ended March 31, 2025, the Company received $5,666 in fee rebates from affiliates related to Capital Solution services.

Administration Agreement

On July 22, 2021, the Company entered into an Administration Agreement (the "Initial Administration Agreement") with the Administrator. On March 13, 2025, the Company and the Administrator entered into an amended and restated administration agreement (the "Amended and Restated Administration Agreement" and, together with the Initial Administration Agreement, the "Administration Agreement"), which amended and restated the Initial Administration Agreement. The Amended and Restated Administration Agreement alters the Initial Administration Agreement by revising the reimbursement and indemnification provisions. No other changes were made to the Initial Administration Agreement. Under the terms of the Administration Agreement, the Administrator will provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of net asset value ("NAV"), compliance monitoring (including diligence and oversight of other service providers), preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of the Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of AGM or any of its affiliates, subject to the limitations described in Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed by such affiliate or third party. The Administrator hired a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.

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

Sub-Administration Agreement

On January 6, 2022, the Administrator entered into a sub-administration agreement (the "Sub-Administration Agreement") with State Street Bank and Trust Company. The sub-administrator will receive compensation for its sub-administrative services under the Sub-Administration Agreement.

Affiliated Service Platform

In February 2025, the Company engaged Lyra Client Solutions Holdings, LLC ("Lyra"), an end-to-end client service platform affiliated with Apollo. Lyra provides administration, data management, trade operations, investor onboarding and servicing, technology and other similar services to institutional, global wealth, global family office and retail investors.

Intermediary Manager Agreement

On November 10, 2021, the Company entered into an Intermediary Manager Agreement (the "Intermediary Manager Agreement") with Apollo Global Securities, LLC. (the "Intermediary Manager"), an affiliate of the Adviser, which is a broker-dealer registered with the SEC and a member of Financial Industry Regulatory Authority, Inc. ("FINRA"). Under the terms of the Intermediary Manager Agreement, the Intermediary Manager will serve as the intermediary manager for the Company’s public offering of its Common Shares. The Intermediary Manager will be entitled to receive distribution and/or shareholder servicing fees monthly in arrears at an annual rate of 0.85% of the value of the Company’s net assets attributable to Class S shares as of the beginning of the first calendar day of the month. The Intermediary Manager will be entitled to receive distribution and/or shareholder servicing fees monthly in arrears at an annual rate of 0.25% of the value of the Company’s net assets attributable to Class D shares as of the beginning of the first calendar day of the month. No distribution and/or shareholding servicing fees will be paid with respect to Class I shares. The distribution and/or shareholder servicing fees will be payable to the Intermediary Manager, but the Intermediary Manager anticipates that all or a portion of the shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers.

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

The Intermediary Manager Agreement may be terminated at any time, without the payment of any penalty, by vote of a majority of the Company’s trustees who are not "interested persons", as defined in the 1940 Act, of the Company and who have no direct or indirect financial interest in the operation of the Company’s distribution plan or the Intermediary Manager Agreement or by vote a majority of the outstanding voting securities of the Company, on not more than 60 days’ written notice to the Intermediary Manager or the Adviser. The Intermediary Manager Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act.

Distribution and Servicing Plan

On July 22, 2021, the Board approved a distribution and servicing plan (the "Distribution and Servicing Plan"). On November 11, 2025, the Board approved continuing the Distribution and Servicing Plan. The following table shows the shareholder servicing and/or distribution fees the Company will pay the Intermediary Manager with respect to the Class S shares, Class D shares and Class I shares on an annualized basis as a percentage of the Company’s NAV for such class. No shareholder servicing and/or distribution fees will be paid with respect to Class I shares. The shareholder servicing and/or distribution is paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

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

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class S shares	0.85%
Class D shares	0.25%
Class I shares	—%

The shareholder servicing and/or distribution fees is paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month and subject to FINRA and other limitations on underwriting compensation.

For the three months ended March 31, 2026, the Company accrued distribution and shareholder servicing fees of $6,216 attributable to Class S shares and $12 were attributable to Class D shares.

For the three months ended March 31, 2025, the Company accrued distribution and shareholder servicing fees of $4,699 attributable to Class S shares and $6 attributable to Class D shares.

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

Expense Support and Conditional Reimbursement Agreement

The Company entered into an expense support and conditional reimbursement agreement (the "Expense Support Agreement") with the Adviser. The Adviser may elect to pay certain expenses (each, an "Expense Payment"), provided that no portion of the payment will be used to pay any interest or distributions and/or shareholder servicing fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as "Excess Operating Funds"), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a "Reimbursement Payment." "Available Operating Funds" means the sum of (i) net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

No Reimbursement Payment for any month will be made if: (1) the "Effective Rate of Distributions Per Share" (as defined below) declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) our "Operating Expense Ratio" (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. Pursuant to the Expense Support Agreement, "Effective Rate of Distributions Per Share" means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any. The "Operating Expense Ratio" is calculated by dividing operating expenses, less organizational and offering expenses, base management and incentive fees owed to Adviser, and interest expense, by our net assets.

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

Co-Investment Activity

The Company, the Adviser and certain affiliates received an exemptive order from the SEC on May 14, 2025 (the "Order"), that permits us, among other things, to co-invest with other funds and accounts managed by the Adviser or its affiliates, subject to certain conditions. Certain types of negotiated co-investments may be made only in accordance with the Order from the SEC permitting the Company to do so. Pursuant to the requirements of the Order, the Board, including a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Independent Trustees, has approved co-investment policies and procedures describing how the Fund will comply with the Order. Further, the Adviser has adopted policies and procedures (the "Adviser Allocation Policy") which is designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. Pursuant to the Adviser Allocation Policy, the Company will be given the opportunity to participate in any investments that fall within certain criteria established by the Adviser. The Company may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). If the Adviser determines that the investment is not appropriate for us, the investment will not be allocated to us.

As of March 31, 2026, the Company’s co-investment holdings were 40.2% of the portfolio or $10,118,085, measured at fair value. On a cost basis, 40.2% of the portfolio or $10,227,154 were co-investments.

As of December 31, 2025, the Company’s co-investment holdings were 39.6% of the portfolio or $9,699,301, measured at fair value. On a cost basis, 39.5% of the portfolio or $9,651,981 were co-investments.

Note 4. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investments as of March 31, 2026 with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$25,253,740	$25,007,924	$—	$4,888,824	$20,119,100
Second Lien Secured Debt	33,537	5,398	—	5,398	—
Unsecured Debt	64,376	63,637	—	14,202	49,435
Common Equity/Interests	63,579	61,148	—	202	60,946
Preferred Equity	11,194	10,976	—	—	10,976
Total Investments before Cash Equivalents	$25,426,426	$25,149,083	$—	$4,908,626	$20,240,457
Money Market Fund	$159,399	$159,399	$159,399	$—	$—
Total Cash Equivalents	$159,399	$159,399	$159,399	$—	$—
Total Investments after Cash Equivalents	$25,585,825	$25,308,482	$159,399	$4,908,626	$20,240,457
Currency Swaps	$—	$13,476	$—	$13,476	$—
Interest rate swaps	—	23,522	—	23,522	—
Options (Swaptions and Binary Options)	—	7,031	—	7,031	—
Foreign currency forward transactions	—	36,969	—	36,969	—
Total Assets and Liabilities at Fair Value	$—	$80,998	$—	$80,998	$—

The following table shows the composition of our investments as of December 31, 2025, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$24,310,842	$24,441,482	$—	$5,843,088	$18,598,394
Second Lien Secured Debt	33,700	5,235	—	5,235	—
Unsecured Debt	45,544	45,525	—	10,448	35,077
Common Equity/Interests	18,084	15,993	—	—	15,993
Preferred Equity	6,255	7,393	—	—	7,393
Total Investments before Cash Equivalents	$24,414,425	$24,515,628	$—	$5,858,771	$18,656,857
Money Market Fund	$227,502	$227,502	$227,502	$—	$—
Total Cash Equivalents	$227,502	$227,502	$227,502	$—	$—
Total Investments after Cash Equivalents	$24,641,927	$24,743,130	$227,502	$5,858,771	$18,656,857
Currency Swaps	$—	$7,947	$—	$7,947	$—
Interest rate swaps	—	56,888	—	56,888	—
Foreign currency forward transactions	—	(27,819)	—	(27,819)	—
Total Assets and Liabilities at Fair Value	$24,641,927	$24,780,146	$227,502	$5,895,787	$18,656,857

The following table shows changes in the fair value of our Level 3 investments during the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Common Equity/Interests	Preferred Equity	Total
Fair value as of December 31, 2025	$18,598,394	$—	$35,077	$15,993	$7,393	$18,656,857
Net realized gains (losses)	(2,092)	—	—	—	—	(2,092)
Net change in unrealized gains (losses)	(273,279)	—	(102)	649	(1,355)	(274,087)
Net amortization on investments	11,148	—	77	—	—	11,225
Purchases, including capitalized PIK (3)	2,241,592	—	14,383	45,494	4,938	2,306,407
Sales (3)	(456,663)	—	—	—	—	(456,663)
Transfers out of Level 3 (1)	—	—	—	(1,190)	—	(1,190)
Transfers into Level 3 (1)	—	—	—	—	—	—
Fair value as of March 31, 2026	$20,119,100	$—	$49,435	$60,946	$10,976	$20,240,457

Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2026	$(287,529)	$—	$(102)	$649	$(1,355)	$(288,337)

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
(2)
Includes unfunded commitments measured at fair value of $(60,123).
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

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of March 31, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2026 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range			Weighted Average (1)
First Lien Secured Debt	$17,186,018	Discounted Cash Flow	Discount Rate	2.6%	-	57.6%	9.2%
	2,877,170	Transactional Value	Cost	N/A		N/A	N/A
	55,912	Asset Recoverability	Recoverability %	0.0%	-	100.0%	48.9%
	—	Market Comparable Technique	Comparable Multiple	N/A		N/A	N/A
Second Lien Secured Debt	—	Transactional Value	Cost	N/A		N/A	N/A
	—	Market Comparable Technique	Comparable Multiple	N/A		N/A	N/A
Unsecured Debt	49,435	Discounted Cash Flow	Discount Rate	7.2%	-	14.3%	10.7%
Common Equity/Interests	1,041	Market Comparable Technique	Comparable Multiple	7.0x	-	21.0x	12.9x
	56,144	Discounted Cash Flow	Discount Rate	11.1%	-	17.9%	14.5%
	3,761	Transactional Value	Cost	N/A		N/A	N/A
Preferred Equity	2,488	Transactional Value	Cost	N/A		N/A	N/A
	1,538	Market Comparable Technique	Comparable Multiple	9.0x	-	16.0x	12.5x
	6,950	Discounted Cash Flow	Discount Rate	11.6%	-	13.1%	12.4%
Total Level 3 Investments	$20,240,457
(1)
The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment. For the commodity price unobservable input, the weighted average price is an undiscounted price based upon the estimated production level from the underlying reserves.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2025 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range			Weighted Average (1)
First Lien Secured Debt	$16,295,125	Discounted Cash Flow	Discount Rate	6.1%	-	48.2%	9.0%
	2,250,700	Transactional Value	Cost	N/A		N/A	N/A
	45,807	Asset Recoverability	Recoverability %	0.0%	-	100.0%	55.5%
	6,762	Market Comparable Technique	Comparable Multiple	0.5x	-	9.0x	4.8x
Second Lien Secured Debt	—	Transactional Value	Cost	N/A		N/A	N/A
	—	Market Comparable Technique	Comparable Multiple	N/A		N/A	N/A
Unsecured Debt	35,077	Transactional Value	Cost	N/A		N/A	N/A
Common Equity/Interests	2,140	Market Comparable Technique	Comparable Multiple	1.3x	-	20.0x	11.7x
	13,853	Transactional Value	Cost	N/A		N/A	N/A
Preferred Equity	99	Transactional Value	Cost	N/A		N/A	N/A
	131	Market Comparable Technique	Comparable Multiple	1.3x	-	16.5x	8.9x
	7,163	Discounted Cash Flow	Discount Rate	11.6%	-	12.6%	12.1%
Total Level 3 Investments	$18,656,857
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

Investment Transactions

For the three months ended March 31, 2026 and 2025, purchases of investments on a trade date basis were $3,131,262 and $4,130,849, respectively.

For the three months ended March 31, 2026 and 2025, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $2,163,778 and $1,305,052, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three months ended March 31, 2026 and 2025, PIK income earned was $16,109 and $5,278, respectively.

The following table shows the change in capitalized PIK balance for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
PIK balance at beginning of period	$70,653	$32,549
PIK income capitalized	14,985	5,262
PIK capitalized exited from investment sales, repayments, and restructurings	—	—
PIK income received in cash	—	—
PIK balance at end of period	$85,638	$37,811

Note 5. Derivative Instruments

In the normal course of business, the Company enters into derivative financial instruments to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures.

Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2026:

Counterparty	Notional amount to be purchased		Notional amount to be sold		Settlement Date	Fair Value*	Balance Sheet Location of Net Amounts
BNP Paribas S.A.		$1,357	A$	1,902	6/17/2026	$46	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.		$3,766	C$	5,084	6/17/2026	$101	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.	₣	90		$117	6/17/2026	$(4)	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.		$30,962		€26,624	6/17/2026	$101	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.		$11,855		£8,855	6/17/2026	$144	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International	A$	2,668		$1,904	6/17/2026	$(65)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International		$10,066		€8,660	6/17/2026	$28	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International		$4,551		£3,400	6/17/2026	$54	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International		$3,175		¥496,142	6/17/2026	$29	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Bank N.A.		$97,713	A$	137,009	6/17/2026	$3,275	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Bank N.A.		$85,561	C$	115,613	6/17/2026	$2,207	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Bank N.A.		$156	₣	120	6/17/2026	$5	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Bank N.A.		$1,235,045		€1,062,491	6/17/2026	$3,471	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Bank N.A.		$354,163		£264,716	6/17/2026	$4,068	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Bank N.A.		$10,646		¥1,665,368	6/17/2026	$87	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Bank N.A.		$70,852	Skr	644,453	6/17/2026	$2,546	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Bank N.A.	Nkr	18,787		$1,957	6/17/2026	$(20)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$125,405	A$	175,688	6/17/2026	$4,307	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$19,540	C$	26,412	6/17/2026	$498	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$5,725	₣	4,398	6/17/2026	$180	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$219,586		€190,928	6/17/2026	$(1,726)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$1,121,664		£847,492	6/17/2026	$830	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		¥3,434		$22	6/17/2026	$0	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$4,398	Skr	40,000	6/17/2026	$158	Unrealized appreciation (depreciation) on foreign currency forward contracts

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value*	Balance Sheet Location of Net Amounts
State Street Bank and Trust Company	$65,717	Nkr	632,080	6/17/2026	$523	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association	$173,369	A$	242,276	6/17/2026	$6,372	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association	$10,776	C$	14,575	6/17/2026	$268	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association	$607,643		€522,987	6/17/2026	$1,429	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association	$747,049		£558,775	6/17/2026	$8,052	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association	$527		¥82,350	6/17/2026	$5	Unrealized appreciation (depreciation) on foreign currency forward contracts
					$36,969

* Totals may not foot due to rounding.

Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2025:

Counterparty	Notional amount to be purchased		Notional amount to be sold		Settlement Date	Fair Value*	Balance Sheet Location of Net Amounts
BNP Paribas S.A.		$1,165	A$	1,753	3/18/2026	$(5)	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.		$3,673	C$	5,057	3/18/2026	$(25)	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.	₣	90		$113	3/18/2026	$1	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.		$31,034		€26,490	3/18/2026	$(186)	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.		$11,698		£8,775	3/18/2026	$(124)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International	A$	2,641		$1,755	3/18/2026	$8	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International		$10,089		€8,615	3/18/2026	$(64)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International		$4,491		£3,370	3/18/2026	$(49)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International		$3,197		¥495,381	3/18/2026	$18	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$92,029	A$	138,276	3/18/2026	$(265)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$12,089	C$	16,607	3/18/2026	$(52)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$152	₣	120	3/18/2026	$—	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$583,494		€494,488	3/18/2026	$703	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$188,436		£141,023	3/18/2026	$(1,544)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$10,780		¥1,662,813	3/18/2026	$107	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$70,995	Skr	653,108	3/18/2026	$(181)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$115,593	A$	173,498	3/18/2026	$(210)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$19,450	C$	26,701	3/18/2026	$(70)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$5,727	₣	4,510	3/18/2026	$(6)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$222,587		€189,981	3/18/2026	$(1,319)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$1,075,135		£806,832	3/18/2026	$(11,796)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$228		¥35,061	3/18/2026	$3	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$4,286	Skr	39,490	3/18/2026	$(18)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$61,976	Nkr	625,881	3/18/2026	$(97)	Unrealized appreciation (depreciation) on foreign currency forward contracts

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value*	Balance Sheet Location of Net Amounts
Wells Fargo Bank National Association	$118,976	A$	178,559	3/18/2026	$(205)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association	$8,721	C$	11,977	3/18/2026	$(35)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association	$591,411		€505,089	3/18/2026	$(3,873)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association	$793,928		£595,675	3/18/2026	$(8,541)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association	$534		¥82,224	3/18/2026	$6	Unrealized appreciation (depreciation) on foreign currency forward contracts
					$(27,819)

* Totals may not foot due to rounding.

Certain information related to the Company’s interest rate swaps and currency swaps are presented below as of March 31, 2026:

Counterparty	Notional Amount	Maturity Date	Fair Value*	Financial Statement Location of Net Amounts
BNP Paribas S.A.	$325,000	4/13/2029	$4,797	Other assets
BNP Paribas S.A.	$300,000	7/29/2031	$2,035	Other assets
BNP Paribas S.A.	$400,000	7/29/2031	$4,485	Other assets
BNP Paribas S.A.	$100,000	8/30/2030	$(1,046)	Other assets
Goldman Sachs International	$82,000	12/21/2027	$34	Other assets
Goldman Sachs International	$18,000	1/19/2028	$3	Other assets
Goldman Sachs International	€90,000	9/28/2026	$468	Other assets
Goldman Sachs International	$325,000	4/13/2029	$4,674	Other assets
Goldman Sachs International	$350,000	4/13/2029	$(5,118)	Other assets
SMBC Capital Markets, Inc.	$300,000	7/29/2031	$2,035	Other assets
SMBC Capital Markets, Inc.	$226,000	9/28/2026	$508	Other assets
SMBC Capital Markets, Inc.	$325,000	9/28/2028	$2,471	Other assets
SMBC Capital Markets, Inc.	$500,000	3/15/2032	$16,303	Other assets
U.S. Bank National Association	$400,000	8/30/2030	$(125)	Other assets
U.S. Bank National Association	$400,000	12/8/2028	$(3,673)	Other assets
U.S. Bank National Association	$750,000	1/23/2031	$(4,329)	Other assets
BNP Paribas S.A.	$60,988	5/12/2026	$5,771	Other assets
Morgan Stanley Bank N.A.	$81,450	5/12/2026	$7,705	Other assets
			$36,998

* Totals may not foot due to rounding.

Certain information related to the Company’s interest rate swaps and currency swaps are presented below as of December 31, 2025:

Counterparty	Notional Amount	Maturity Date	Fair Value*	Financial Statement Location of Net Amounts
BNP Paribas SA	$325,000	4/13/2029	$7,512	Other assets
BNP Paribas SA	$300,000	7/29/2031	$4,190	Other assets
BNP Paribas SA	$400,000	7/29/2031	$7,420	Other assets
BNP Paribas SA	$100,000	8/30/2030	$(424)	Other assets
Goldman Sachs International	$82,000	12/21/2027	$554	Other assets
Goldman Sachs International	$18,000	1/19/2028	$120	Other assets
Goldman Sachs International	€90,000	9/28/2026	$1,002	Other assets
Goldman Sachs International	$325,000	4/13/2029	$7,379	Other assets
Goldman Sachs International	$350,000	4/13/2029	$(3,051)	Other assets
SMBC Capital Markets, Inc.	$300,000	7/29/2031	$4,190	Other assets
SMBC Capital Markets, Inc.	$226,000	9/28/2026	$1,180	Other assets
SMBC Capital Markets, Inc.	$325,000	9/28/2028	$5,078	Other assets
SMBC Capital Markets, Inc.	$500,000	3/15/2032	$20,327	Other assets
U.S. Bank National Association	$400,000	8/30/2030	$2,577	Other assets
U.S. Bank National Association	$400,000	12/8/2028	$(1,166)	Other assets
BNP Paribas SA	$60,988	5/12/2026	$3,404	Other assets
Morgan Stanley Capital Services LLC	$81,450	5/12/2026	$4,543	Other assets
			$64,835

* Totals may not foot due to rounding.

Certain information related to the Company's options are presented below as of March 31, 2026:

Counterparty	Notional Amount	Maturity Date	Cost*	Fair Value*	Unrealized (Depreciation)*	Financial Statement Location of Net Amounts
BNP Paribas S.A.	$2,050,000	3/17/2027	$6,253	$5,236	$(1,017)	Other assets
JPMorgan Chase Bank N.A.	$18,000	3/17/2027	$1,242	$1,795	$553	Other assets
			$7,495	$7,031	$(464)

* Totals may not foot due to rounding.

The Company’s foreign currency forward contracts and currency swaps are not designated in a qualifying hedge accounting relationship. Net realized and change in unrealized gains and losses for the three months ended March 31, 2026 and 2025, for the Company’s foreign currency forward contracts and currency swaps, are in the following locations in the Consolidated Statements of Operations:

		Three Months Ended March 31,
Derivative Instrument	Financial Statement Location	2026	2025
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$(7,427)	$(67,336)
Currency swaps	Net realized gain (loss) on derivatives	650	587
		$(6,777)	$(66,749)

		Three Months Ended March 31,
Derivative Instrument	Financial Statement Location	2026	2025
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$64,788	$(25,949)
Currency swaps	Net change in unrealized appreciation (depreciation) on derivatives	5,528	(590)
Options	Net change in unrealized appreciation (depreciation) on derivatives	(464)	—
		$69,852	$(26,539)

The Company’s interest rate swaps have been designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three months ended March 31, 2026 and 2025, for the Company’s interest rate swaps, are in the following locations in the Consolidated Statements of Operations:

		Three Months Ended March 31,
Derivative Instrument	Financial Statement Location	2026	2025
Interest rate swaps	Interest and other debt expenses	$31,639	$(60,530)
Hedged items	Interest and other debt expenses	(32,697)	60,065
		$(1,058)	$(465)

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported net in the Consolidated Statements of Assets and Liabilities. The following table presents the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2026:

	As of March 31, 2026
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
BNP Paribas SA	$22,322	$(1,046)	$—	$(21,276)	$—
Goldman Sachs International	5,179	(5,118)	—	—	62
SMBC Capital Markets, Inc.	21,316	—	—	(21,316)	—
Morgan Stanley Bank N.A.	7,705	—	—	(7,705)	—
Wells Fargo Bank National Association	16,127	—	—	(16,127)	—
U.S. Bank National Association	—	—	—	—	—
JPMorgan Chase Bank N.A.	1,795	—	—	—	1,795
Total	$74,444	$(6,164)	$—	$(66,424)	$1,857

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
BNP Paribas SA	$(1,046)	$1,046	$—	$—	$—
Goldman Sachs International	(5,118)	5,118	—	—	—
SMBC Capital Markets, Inc.	—	—	—	—	—
Morgan Stanley Bank N.A.	—	—	—	—	—
Wells Fargo Bank National Association	—	—	—	—	—
U.S. Bank National Association	(8,127)	—	—	8,127	—
JPMorgan Chase Bank N.A.	—	—	—	—	—
Total	$(14,291)	$6,164	$—	$8,127	$—

(1)
In some instances, the actual amount of the collateral received and/or pledged may be more than the derivative balance shown due to overcollateralization.
(2)
Net amount of derivative assets represents the net amount due from the counterparty to the Company.
(3)
Net amount of derivative liabilities represents the net amount due from the Company to the counterparty.

The following table presents the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2025:

	December 31, 2025
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
BNP Paribas SA	$22,526	$(424)	$—	$(21,901)	$201
Goldman Sachs International	9,056	(3,051)	—	(6,005)	—
SMBC Capital Markets, Inc.	30,775	—	—	(30,775)	—
Morgan Stanley Capital Services LLC	4,543	—	—	(4,230)	313
Wells Fargo Bank National Association	6	(6)	—	—	—
U.S. Bank National Association	2,577	(1,166)	—	(1,411)	—
Total	$69,483	$(4,647)	$—	$(64,322)	$514

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
BNP Paribas SA	$(424)	$424	$—	$—	$—
Goldman Sachs International	(3,051)	3,051	—	—	—
SMBC Capital Markets, Inc.	—	—	—	—	—
Morgan Stanley Capital Services LLC	—	—	—	—	—
Wells Fargo Bank National Association	(12,654)	6	—	12,648	—
U.S. Bank National Association	(1,166)	1,166	—	—	—
Total	$(17,295)	$4,647	$—	$12,648	$—

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

Note 6. Debt and Foreign Currency Transactions and Translations

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2026 and December 31, 2025, the Company’s asset coverage was 236.2% and 255.2%, respectively.

The Company’s outstanding debt obligations as of March 31, 2026 were as follows:

	March 31, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value		Fair Value (3)	Unused Portion (1)	Available Amount (2)
Senior Secured Facility	$3,828,000	$66,461	$66,461		$66,461	$3,761,539	$3,735,646
Cardinal Funding LLC	1,200,000	1,100,000	1,100,000		1,097,140	100,000	100,000
Grouse Funding LLC	1,000,000	500,000	500,000		490,150	500,000	500,000
Mallard Funding LLC	900,000	900,000	900,000		894,150	—	—
Warbler Funding LLC	1,000,000	447,000	447,000		442,932	553,000	553,000
Toucan Funding LLC	600,000	600,000	600,000		594,840	—	—
Bald Eagle Funding LLC	500,000	500,000	500,000		500,000	—	—
December 2027 Notes	82,000	82,000	82,034		82,034	—	—
January 2028 Notes	18,000	18,000	18,003		18,003	—	—
September 2026 Notes	226,000	226,000	226,508		226,508		—
September 2028 Notes	325,000	325,000	327,472		327,472	—	—
September 2026 Euronotes	104,027	104,027	104,494		104,494	—	—
2029 Notes	1,000,000	1,000,000	1,011,183	(4)	1,011,183	—	—
2031 Notes	1,000,000	1,000,000	1,014,395	(4)	1,014,395	—	—
2032 Notes	500,000	500,000	515,928	(4)	515,928	—	—
2030 Notes	500,000	500,000	499,391	(4)	499,391	—	—
2028 Notes	400,000	400,000	396,309	(4)	396,309	—	—
2031 Notes II	750,000	750,000	745,454	(4)	745,454	—	—
Class A-1 Notes	450,000	450,000	450,000		450,112	—	—
2025 Class A-1a Notes	215,000	215,000	215,000		214,742	—	—
2025 Class A-1a-L1 Loans	25,000	25,000	25,000		24,970	—	—
2025 Class A-1a-L2 Loans	50,000	50,000	50,000		49,940	—	—
2025 Class A-1b Notes	10,000	10,000	10,000		9,985	—	—
2025 Class A-1b Loans	10,000	10,000	10,000		9,985	—	—
2025 Class A-2 Notes	20,000	20,000	20,000		19,918	—	—
ADS CLO 2 Class A-1 Notes	300,000	300,000	300,000		300,289	—	—
ADS CLO 2 Class A-2 Notes	30,000	30,000	30,000		29,982	—	—
ADL CLO 2 Class A-1a-L1 Loans	398,500	398,500	398,500		398,110	—	—
ADL CLO 2 Class A-1a-L2 Loans	7,500	7,500	7,500		7,493	—	—
ADL CLO 2 Class A-1b Notes	14,000	14,000	14,000		13,911
ADL CLO 2 Class A-1b Loans	14,000	14,000	14,000		13,911	—	—
ADL CLO 2 Class A-2 Notes	30,000	30,000	30,000		29,803
ADL CLO 2 Class A-2 Loans	12,000	12,000	12,000		11,921	—	—
Total Debt Obligations	$15,519,027	$10,604,488	$10,640,632		$10,611,916	$4,914,539	$4,888,646
Deferred Financing Costs			(112,891)
Total Debt Obligations, net of Deferred Financing Costs and Debt Discount			10,527,741

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2026. The valuation for the Senior Secured Facility and SPV Financing Facilities is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
(4)
Balance is inclusive of original issue discount and/or premium on notes issued below/above par.

The Company’s outstanding debt obligations as of December 31, 2025 were as follows:

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value		Fair Value (3)	Unused Portion (1)	Available Amount (2)
Senior Secured Facility	$3,453,000	$272,197	$272,197		$272,197	$3,180,803	$3,157,068
Cardinal Funding LLC	1,200,000	1,200,000	1,200,000		1,199,760	—	—
Grouse Funding LLC	500,000	500,000	500,000		492,700	—	—
Mallard Funding LLC	900,000	900,000	900,000		897,930	—	—
Warbler Funding LLC	500,000	500,000	500,000		500,000	—	—
Toucan Funding LLC	600,000	400,000	400,000		400,000	200,000	200,000
December 2027 Notes	82,000	82,000	82,554		82,554	—	—
January 2028 Notes	18,000	18,000	18,120		18,120	—	—
September 2026 Notes	226,000	226,000	227,180		227,180		—
September 2028 Notes	325,000	325,000	330,078		330,078	—	—
September 2026 Euronotes	105,768	105,768	106,770		106,770	—	—
2029 Notes	1,000,000	1,000,000	1,019,226	(4)	1,019,226	—	—
2031 Notes	1,000,000	1,000,000	1,021,910	(4)	1,021,910	—	—
2032 Notes	500,000	500,000	519,937	(4)	519,937	—	—
2030 Notes	500,000	500,000	503,170	(4)	503,170	—	—
2028 Notes	400,000	400,000	398,390	(4)	398,390	—	—
Class A-1 Notes	450,000	450,000	450,000		450,407	—	—
2025 Class A-1a Notes	215,000	215,000	215,000		215,042	—	—
2025 Class A-1a-L1 Loans	25,000	25,000	25,000		25,005	—	—
2025 Class A-1a-L2 Loans	50,000	50,000	50,000		50,010	—	—
2025 Class A-1b Notes	10,000	10,000	10,000		9,905	—	—
2025 Class A-1b Loans	10,000	10,000	10,000		9,905	—	—
2025 Class A-2 Notes	20,000	20,000	20,000		19,806	—	—
ADS CLO 2 Class A-1 Notes	300,000	300,000	300,000		298,873	—	—
ADS CLO 2 Class A-2 Notes	30,000	30,000	30,000		29,851	—	—
ADL CLO 2 Class A-1a-L1 Loans	398,500	398,500	398,500		398,705	—	—
ADL CLO 2 Class A-1a-L2 Loans	7,500	7,500	7,500		7,504	—	—
ADL CLO 2 Class A-1b Notes	14,000	14,000	14,000		14,011	—	—
ADL CLO 2 Class A-1b Loans	14,000	14,000	14,000		14,011	—	—
ADL CLO 2 Class A-2 Notes	30,000	30,000	30,000		30,025	—	—
ADL CLO 2 Class A-2 Loans	12,000	12,000	12,000		12,010	—	—
Total Debt Obligations	$12,895,768	$9,514,965	$9,585,532		$9,574,992	$3,380,803	$3,357,068
Deferred Financing Costs			(99,565)
Total Debt Obligations, net of Deferred Financing Costs and Debt Discount			$9,485,967

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2025. The valuation for the Senior Secured Facility and SPV Financing Facilities is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
(4)
Balance is inclusive of original issue discount and/or premium on notes issued below/above par.

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Average debt outstanding	$10,277,951	$5,202,461
Maximum amount of debt outstanding	11,111,231	6,399,200
Weighted average annualized interest cost (1)	5.96%	6.88%
Annualized amortized debt issuance cost	0.22%	0.21%
Total annualized interest cost	6.18%	7.09%

Average 1-month SOFR rate	3.68%	4.30%

(1)
Includes the stated interest expense for all facilities and commitment fees on the unused portions of the Senior Secured Facility and SPV Financing Facilities, and net interest on interest rate swaps entered into qualifying hedge accounting relationships. Commitment fees for the three months ended March 31, 2026 and 2025 were $3,365 and $3,230, respectively.

The components of interest expense for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Borrowing interest expense	$151,573	$86,705
Facility unused fees	3,365	3,230
Amortization of financing costs and debt issuance costs	5,030	2,666
Gain (loss) from interest rate swaps accounted for as hedges and related hedged items
Interest rate swaps	31,639	(60,530)
Hedged items	(32,697)	60,065
Total interest expense	$158,910	$92,136

Senior Secured Facility

On March 11, 2022, the Company entered into a senior secured, multi-currency, revolving credit facility (the "Senior Secured Facility") with JPMorgan Chase Bank, N.A. The aggregate lender commitments under the Senior Secured Facility on March 11, 2022 were $1.835 billion. On June 7, 2022, the Company entered into an amendment to its Senior Secured Facility to increase the multicurrency commitments from $1.835 billion to $2.085 billion. The Company may seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed approximately $2.753 billion. The scheduled maturity date of the Senior Secured Facility was March 11, 2027. The Senior Secured Facility included usual and customary events of default for senior secured revolving credit facilities of this type. On October 12, 2023, the Company amended and extended its Senior Secured Facility. Lender commitments under the Senior Secured Facility increased from $2.085 billion to $2.185 billion and the Senior Secured Facility’s "accordion" feature that allows the Company to increase the size of the Senior Secured Facility increased from approximately $2.753 billion to approximately $3.278 billion.

The final maturity date under the Senior Secured Facility was extended by over one year from March 11, 2027 to October 12, 2028. The covenants and representations and warranties the Company is required to comply with were also modified (with changes including, among other things, that the minimum shareholders’ equity test was reset), but the remaining terms and conditions of the Senior Secured Facility remained substantially the same. The Senior Secured Facility continued to include usual and customary events of default for senior secured revolving credit facilities of this type.

On October 17, 2024, the Company amended and extended its Senior Secured Facility. Lender commitments under the Senior Secured Facility increased from $2.185 billion to $2.740 billion and the Senior Secured Facility’s "accordion" feature that allows the Company to increase the size of the Senior Secured Facility increased from approximately $3.278 billion to $4.110 billion. The final maturity date under the Senior Secured Facility was extended by over one year from October 12, 2028 to October 17, 2029. The covenants and representations and warranties the Company is required to comply with were also modified (with changes including, among other things, that the minimum shareholders’ equity test was reset), but the remaining terms and conditions of the Senior Secured Facility remained substantially the same. The Senior Secured Facility continued to include usual and customary events of default for senior secured revolving credit facilities of this type.

On August 12, 2025, the Company amended and extended its Senior Secured Facility. Lender commitments under the Senior Secured Facility increased from $2.740 billion to $3.453 billion and the Senior Secured Facility’s "accordion" feature that allows the Company to increase the size of the Senior Secured Facility increased from $4.110 billion to $5.180 billion. The final maturity date under the Senior Secured Facility was extended by under one year from October 17, 2029 to August 12, 2030. The unused commitment fee was reduced from 0.375% to 0.325%. The covenants and representations and warranties the Company is required to comply with were also modified (with changes including, among other things, that the minimum shareholders’ equity test was reset), but the remaining terms and conditions of the Senior Secured Facility remained substantially the same. The Senior Secured Facility continues to include usual and customary events of default for senior secured revolving credit facilities of this type.

On March 6, 2026, the Company utilized the accordion feature of the Senior Secured Facility and increased lender commitments from $3.453 billion to $3.828 billion.

Loans under the Senior Secured Facility denominated in US dollars will bear interest, at the Company’s option, at the base rate plus a spread of 0.525%, 0.650% or 0.775% or the term Secured Overnight Financing Rate ("SOFR") rate plus a credit spread adjustment of 0.10% and spread of 1.525%, 1.650% or 1.775%, in each case, with such spread being determined based on the total amount of the gross borrowing base relative to the total combined debt amount, as of the date of determination. Loans under the Senior Secured Facility denominated in currencies other than US dollars will bear interest at certain local rates consistent with market standards. Interest on loans denominated in U.S. dollars is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of the applicable interest period in the case of loans bearing interest at the term SOFR rate (or at each three month interval in the case of loans with interest periods greater than three months). Interest on loans denominated in currencies other than US dollars is due and payable in a manner consistent with market standards. The Company is also obligated to pay other customary closing fees, arrangement fees, administration fees, commitment fees and letter of credit fees for credit facilities of this size and type.

The Company’s obligations to the lenders under the Senior Secured Facility are secured by a first priority security interest in substantially all of the Company’s assets.

In connection with the Senior Secured Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for senior secured revolving credit facilities of this type. In addition, the Company must comply with the following financial covenants: (a) the Company must maintain a minimum shareholders’ equity, measured as of each fiscal quarter end; and (b) the Company must maintain at all times a 150% asset coverage ratio (calculated on a basis consistent with the 1940 Act).

The Senior Secured Facility contains usual and customary events of default for senior secured revolving credit facilities of this type. Upon the occurrence and during the continuation of an event of default, JPMorgan Chase Bank, N.A. may terminate the commitments and declare the outstanding advances and all other obligations under the Senior Secured Facility immediately due and payable.

The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $200 million. As of March 31, 2026 and December 31, 2025, the Company had $25,893 and $23,735, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $3,735,646 and $3,157,068 as of March 31, 2026 and December 31, 2025, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

As of March 31, 2026, the Company was in compliance with all covenants and other requirements of the Senior Secured Facility.

SPV Financing Facilities

The following wholly-owned subsidiaries of the Company have entered into secured financing facilities, as described below: Cardinal Funding LLC, Mallard Funding LLC, Grouse Funding LLC, Warbler Funding Facility, Toucan Funding LLC and Bald Eagle Funding LLC, which are collectively referred to as the "SPVs," and the secured financing facilities described below are collectively referred to as the "SPV Financing Facilities."

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

As of March 31, 2026, the Company was in compliance with all covenants and other requirements of the SPV Financing Facilities.

Cardinal Funding LLC

On January 7, 2022 (the "Cardinal Closing Date"), Cardinal Funding LLC ("Cardinal Funding"), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Credit and Security Agreement (the "Cardinal Funding Secured Credit Facility"), with Cardinal Funding, as borrower, the Company, in its capacity as collateral manager and in its capacity as equity holder, the lenders from time to time parties thereto, Citibank, N.A., as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, custodian and collateral administrator.

The maximum principal amount of the Cardinal Funding Secured Credit Facility as of the Cardinal Closing Date is $500 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Cardinal Funding’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits. Amounts drawn under the Cardinal Funding Secured Credit Facility, will bear interest at the Term SOFR Reference Rate, the Canadian Dollar Offered Rate ("CDOR"), Sterling Overnight Index Average ("SONIA") Rate, or the Euro Interbank Offered Rate ("EURIBOR"), all together (the "Applicable Reference Rate"), in each case, plus a margin. Advances used to finance the purchase or origination of broadly syndicated loans under the Cardinal Funding Secured Credit Facility initially bear interest at the Applicable Reference Rate plus a spread of 1.70%. Advances used to finance the purchase or origination of private credit loans under the Cardinal Funding Secured Credit Facility initially bear interest at the Applicable Reference Rate plus a spread of 2.20%. Advances used to finance the purchase or origination of any other eligible loans under the Cardinal Funding Secured Credit Facility initially bear interest at the Applicable Reference Rate plus a spread of 2.45%. After the expiration of a three-year reinvestment period, the applicable margin on outstanding advances will be increased by 0.50% per annum. All amounts outstanding under the Cardinal Funding Secured Credit Facility must be repaid by the date that is five years after the Cardinal Closing Date of the Cardinal Funding Secured Credit Facility. The contractual maturity date of the Cardinal Funding Secured Credit Facility is January 7, 2027.

On April 7, 2022, Cardinal Funding, entered into Amendment No. 1 (the "First Cardinal Funding Amendment"), by and among Cardinal Funding, as borrower, the Company, in its capacity as collateral manager and in its capacity as equity holder, the lenders from time to time parties thereto, Citibank, N.A., as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, custodian and collateral administrator.

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

On December 9, 2022, Cardinal Funding entered into Amendment No. 4 (the "Fourth Cardinal Funding Amendment") by and among Cardinal Funding, as borrower, the Company, in its capacity as collateral manager and in its capacity as equity holder, the lenders from time to time parties thereto, Citibank, N.A., as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, custodian and collateral administrator.

The Fourth Cardinal Funding Amendment amends the Cardinal Funding Secured Credit Facility to (i) increase the aggregate commitment under the Cardinal Funding Secured Credit Facility from $500 million to $800 million and (ii) modify the interest rate charged under the Cardinal Funding Secured Credit Facility.

Advances made with respect to "Private Credit Loans" (as defined in the Cardinal Funding Secured Credit Facility) will, prior to the Commitment Termination Date, bear interest at the Applicable Reference Rate plus a spread of 2.75% and, following the Commitment Termination Date, bear interest at the Applicable Reference Rate plus a spread of 3.25%.

On July 19, 2024, Cardinal Funding entered into Amendment No. 6 (the "Sixth Cardinal Funding Amendment") by and among Cardinal Funding, as borrower, the Company, in its capacity as collateral manager and in its capacity as equity holder, the lenders from time to time parties thereto, Citibank, N.A., as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, custodian and collateral administrator.

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

On December 8, 2025, Cardinal Funding entered into Amendment No. 7 (the "Seventh Cardinal Funding Amendment") by and among Cardinal Funding, as borrower, the Company, in its capacity as collateral manager and in its capacity as equity holder, the lenders party thereto, Citibank, N.A., as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, custodian and collateral administrator.

The Seventh Cardinal Funding Amendment amends the Cardinal Funding Secured Credit Facility to (i) increase the aggregate commitment under the Cardinal Funding Secured Credit Facility from $800 million to $1.200 billion, (ii) extend the revolving period, to on or about January 8, 2029, (iii) extend the maturity date, to on or about January 8, 2031, (iv) modify the interest rate charged under the Cardinal Funding Secured Credit Facility on advances, prior to the Commitment Termination Date, to the applicable reference rate plus a spread of the greater of (a) 1.70% per annum and (b) in respect of (x) broadly syndicated loans and bonds, 1.45% per annum and (y) a private credit loans and all other assets, 1.85% per annum, and (v) modify the Maximum Advance Rate (a) if the Diversity Score is 20 or greater and less than 25, to 67.5% and (b) if the Diversity Score is 25 or greater, to 70%.

Mallard Funding LLC

On January 7, 2022 (the "Mallard Closing Date"), Mallard Funding LLC ("Mallard Funding"), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Loan and Servicing Agreement (the "Mallard Funding Loan and Servicing Agreement"), with Mallard Funding, as borrower, the Company, in its capacity as servicer and in its capacity as transferor, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, account bank and collateral custodian.

The maximum principal amount of the Mallard Funding Loan and Servicing Agreement as of the Mallard Closing Date is $500 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Mallard Funding’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits. Under the Mallard Funding Loan and Servicing Agreement, Mallard Funding is permitted to borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Mallard Funding Loan and Servicing Agreement, will bear interest at Adjusted Term SOFR, the CDOR, Daily Simple SONIA or the EURIBOR (the "Mallard Funding Applicable Reference Rate"), in each case, plus a margin.

Advances used to finance the purchase or origination of broadly syndicated loans under the Mallard Funding Loan and Servicing Agreement initially bore interest at the Mallard Funding Applicable Reference Rate plus a spread of (x) during the nine months subsequent to the Mallard Closing Date (the "Ramp-Up Period"), 1.60%, (y) after the end of the Ramp-Up Period and prior to the Mallard Funding Commitment Termination Date (as defined by the Mallard Funding Loan and Servicing Agreement), 2.00% and (z) after the Mallard Funding Commitment Termination Date, 2.25%.

Advances used to finance the purchase or origination of middle market loans under the Mallard Funding Loan and Servicing Agreement initially bore interest at the Mallard Funding Applicable Reference Rate plus a spread of (x) prior to the Mallard Funding Commitment Termination Date, 2.00% and (y) after the Mallard Funding Commitment Termination Date, 2.25%. All amounts outstanding under the Mallard Funding Loan and Servicing Agreement must be repaid by the date that is five years after the Mallard Closing Date of the Mallard Funding Loan and Servicing Agreement. The contractual maturity date under the Mallard Funding Loan and Servicing Agreement is January 7, 2027.

On March 18, 2022, Mallard Funding entered into Amendment No. 1 (the "First Mallard Funding Amendment"), by and among Mallard Funding, as borrower, the Company, in its capacity as servicer and as transferor, each lender party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, account bank and collateral custodian. The First Mallard Funding Amendment amended the Mallard Funding Loan and Servicing Agreement to (i) allow Mallard Funding to borrow amounts in Australian dollars and (ii) allow amounts drawn to bear interest at the BBSY Rate.

On September 19, 2024, Mallard Funding entered into the Fourth Amendment (the "Fourth Mallard Funding Credit Facility Amendment") to the Mallard Funding Loan and Servicing Agreement, dated as of January 7, 2022, by and among Mallard Funding, as borrower, the Company, in its capacity as servicer and in its capacity as transferor, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, collateral custodian and account bank.

The Fourth Mallard Funding Credit Facility Amendment amended the Mallard Funding Loan and Servicing Agreement to, among other things, (i) extend the end of the revolving period to September 20, 2027, (ii) extend the maturity date to September 19, 2029 and (iii) modify the interest rate charged under the Mallard Funding Loan and Servicing Agreement to (x) during the Reinvestment Period, 2.00% and (y) during the Amortization Period, 2.25%.

On November 25, 2025, Mallard Funding entered into the Sixth Amendment (the "Sixth Mallard Funding Credit Facility Amendment") to the Mallard Funding Loan and Servicing Agreement, dated as of January 7, 2022, by and among Mallard Funding, as borrower, the Company, in its capacity as servicer and in its capacity as transferor, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, collateral custodian and account bank.

The Sixth Mallard Funding Credit Facility Amendment amends the Mallard Funding Loan and Servicing Agreement to, among other things, (i) increase the maximum facility size from $500 million to $900 million, (ii) extend the end of the revolving period to September 20, 2027 to November 27, 2028, (iii) extend the maturity date from September 19, 2029 to November 25, 2030, (iv) modify the interest rate charged under the Mallard Funding Loan and Servicing Agreement to (x) decrease the applicable margin during the revolving period to (x) 1.60% for all liquid credit loan assets and (y) 1.85% for all private credit assets, provided that the total applicable margin is not less than 1.80% per annum and (v) increase the maximum portfolio advance rate from 65% to 67.5%.

Grouse Funding LLC

On July 7, 2022 (the "Grouse Closing Date"), Grouse Funding LLC ("Grouse Funding"), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Credit Agreement (the "Grouse Funding Secured Credit Facility"), with Grouse Funding, as borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent, State Street Bank and Trust Company, as collateral agent and collateral custodian, and Virtus Group, LP, as collateral administrator.

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

The Grouse Funding Secured Credit Facility provides for the ability to draw and redraw revolving loans under the Grouse Funding Secured Credit Facility for a period of up to three years after the Grouse Closing Date unless the commitments are terminated sooner as provided in the Grouse Funding Secured Credit Facility (the "Commitment Termination Date"). Unless otherwise terminated, the Grouse Funding Secured Credit Facility will mature on the date which is five years after the Grouse Closing Date (the "Final Maturity Date"). Prior to the Commitment Termination Date, proceeds received by Grouse Funding from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. Following the Commitment Termination Date but prior to the Final Maturity Date, proceeds received by Grouse Funding from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, as well as principal on outstanding borrowings in accordance with the terms of the Grouse Funding Secured Credit Facility, and the excess may be returned to the Company, subject to certain conditions. On the Final Maturity Date, Grouse Funding must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

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

On January 30, 2025 (the "First Grouse Funding Amendment Date"), Grouse Funding entered into the First Amendment (the "First Grouse Credit Facility Amendment") to the Grouse Funding Secured Credit Facility, dated as of July 7, 2022, by and among Grouse Funding, as borrower, the Company, as investment manager and as guarantor, the lenders from time to time party thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent, State Street Bank and Trust Company, as collateral custodian and collateral agent, and Virtus Group, LP, as collateral administrator.

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

On March 12, 2026 (the "Second Grouse Funding Amendment Date"), Grouse Funding entered into the Second Amendment (the "Second Grouse Credit Facility Amendment") to the Grouse Funding Secured Credit Facility, dated as of July 7, 2022, by and among Grouse Funding, as borrower, the Company, as investment manager and as guarantor, the lenders from time to time party thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent, State Street Bank and Trust Company, as collateral custodian and collateral agent, and Virtus Group, LP, as collateral administrator.

The Second Grouse Credit Facility Amendment amends the Grouse Funding Secured Credit Facility to, among other things, (i) increase the maximum facility amount from $500 million to $1.000 billion, (ii) extend the reinvestment period from January 30, 2028 to the date that is three years after the Second Grouse Funding Amendment Date, and (iii) extend the maturity period from January 30, 2030 to the date that is five years after the Second Grouse Funding Amendment Date.

Warbler Funding LLC

On October 10, 2025 (the "Warbler Funding Closing Date"), Warbler Funding LLC ("Warbler Funding"), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Loan and Security Agreement (the "Warbler Funding Loan and Security Agreement"), with Warbler Funding, as borrower, the Company, in its capacity as equity holder, the lenders from time to time parties thereto, Wells Fargo Bank, National Association, as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent.

From time to time, the Company expects to sell and contribute certain investments to Warbler Funding pursuant to a Loan Sale Agreement, dated as of the Warbler Funding Closing Date, by and between the Company and Warbler Funding. No gain or loss will be recognized as a result of the contribution. Proceeds from the Warbler Funding Loan and Security Agreement will be used to finance the origination and acquisition of eligible assets by Warbler Funding, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Warbler Funding through our ownership of Warbler Funding. The maximum principal amount of the Warbler Funding Loan and Security Agreement as of the Warbler Funding Closing Date is $500 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Warbler Funding’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits. The Warbler Funding Loan and Security Agreement contains an accordion provision that permits an increase to the maximum principal amount up to $650 million.

The Warbler Funding Loan and Security Agreement provides for the ability to draw and redraw revolving loans under the Warbler Funding Loan and Security Agreement for a period of up to three years after the Warbler Funding Closing Date unless the commitments are terminated sooner as provided in the Warbler Funding Loan and Security Agreement (the "Warbler Funding Commitment Termination Date"). Unless otherwise terminated, the Warbler Funding Loan and Security Agreement will mature on the date which is five years after the Warbler Funding Closing Date (the "Warbler Funding Final Maturity Date"). Prior to the Warbler Funding Commitment Termination Date, proceeds received by Warbler Funding from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. Following the Warbler Funding Commitment Termination Date but prior to the Warbler Funding Final Maturity Date, proceeds received by Warbler Funding from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, as well as principal on outstanding borrowings in accordance with the terms of the Warbler Funding Loan and Security Agreement, and the excess may be returned to the Company, subject to certain conditions. On the Warbler Funding Final Maturity Date, Warbler Funding must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

Under the Warbler Funding Loan and Security Agreement, Warbler Funding is permitted to borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Warbler Funding Loan and Security Agreement, will bear interest, depending on the currency drawn, at Daily Simple SOFR, Term CORRA, Daily Simple SONIA or EURIBOR (the "Warbler Funding Applicable Reference Rate"), in each case, plus a margin of 1.90%. The Warbler Funding Loan and Security Agreement contains customary covenants, including certain limitations on the activities of Warbler Funding, including limitations on incurrence of incremental indebtedness and customary events of default. The Warbler Funding Loan and Security Agreement is secured by a perfected first priority security interest in the assets of Warbler Funding and on any payments received by Warbler Funding in respect of those assets. Assets pledged to the lenders under the Warbler Funding Loan and Security Agreement will not be available to pay the debts of the Company.

On February 10, 2026, Warbler Funding entered into Amendment No. 1 (the "First Warbler Funding Loan and Security Agreement Amendment") to the Warbler Funding Loan and Security Agreement, dated as of October 10, 2025, by and among Warbler Funding, as borrower, the Company, as collateral manager and as equityholder, the lenders from time to time parties thereto, Wells Fargo Bank, National Association, as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent.

The First Warbler Funding Loan and Security Agreement Amendment amends the Warbler Funding Loan and Security Agreement to (i) increase the maximum facility amount from $500 million to $1.000 billion and (ii) increase the minimum equity amount from $175 million to $300 million.

Toucan Funding LLC

On December 19, 2025 (the "Toucan Closing Date"), Toucan Funding LLC ("Toucan Funding"), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Revolving Credit and Security Agreement (the "Toucan Funding Credit Agreement"), with Toucan Funding, as borrower, the Company, in its capacity as collateral manager, the lenders from time to time parties thereto, Truist Bank, as administrative agent and swingline lender, Truist Securities, Inc., as lead arranger, Citibank, N.A., as collateral agent, document custodian and custodian, and Virtus Group, LP, as collateral administrator.

From time to time, the Company expects to sell and contribute certain investments to Toucan Funding pursuant to a Purchase and Contribution Agreement, dated as of the Toucan Closing Date, by and between the Company and Toucan Funding. No gain or loss will be recognized as a result of any such sale or contribution. Proceeds from the Toucan Funding Credit Agreement will be used to finance the origination and acquisition of eligible assets by Toucan Funding, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Toucan Funding through its ownership of Toucan Funding. The maximum principal amount of the Toucan Funding Credit Agreement as of the Toucan Closing Date is $600 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to a borrowing base, which is determined on the basis of the value and types of Toucan Funding’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits. The Toucan Funding Credit Agreement contains an accordion provision that permits an increase to the maximum principal amount up to $1.000 billion.

The Toucan Funding Credit Agreement provides for the ability to draw and redraw revolving loans under the Toucan Funding Credit Agreement for a period of up to three years after the Toucan Closing Date unless the commitments are terminated sooner as provided in the Toucan Funding Credit Agreement (the "Toucan Funding Scheduled Reinvestment Period End Date"). Unless otherwise terminated, the Toucan Funding Credit Agreement will mature on the date which is five years after the Toucan Closing Date (the "Toucan Funding Final Maturity Date"). Prior to the Toucan Funding Scheduled Reinvestment Period End Date, proceeds received by Toucan Funding from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. Following the Toucan Funding Scheduled Reinvestment Period End Date but prior to the Toucan Funding Final Maturity Date, proceeds received by Toucan Funding from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, as well as principal on outstanding borrowings in accordance with the terms of the Toucan Funding Credit Agreement, and the excess may be returned to the Company, subject to certain conditions. On the Toucan Funding Final Maturity Date, Toucan Funding must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

Under the Toucan Funding Credit Agreement, Toucan Funding is permitted to borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Toucan Funding Credit Agreement, will bear interest, depending on the advance type, at the applicable benchmark rate (which, for U.S. dollar advances, is one-month Term SOFR), in each case, plus an applicable margin of 1.60% per annum, which applicable margin will increase by 0.125% per annum after the Toucan Funding Scheduled Reinvestment Period End Date. The Toucan Funding Credit Agreement contains customary covenants, including certain limitations on the activities of Toucan Funding, including limitations on incurrence of incremental indebtedness and customary events of default. The Toucan Funding Credit Agreement is secured by a perfected first priority security interest in the assets of Toucan Funding and on any payments received by Toucan Funding in respect of those assets. Assets pledged to the lenders under the Toucan Funding Credit Agreement will not be available to pay the debts of the Company.

Bald Eagle Funding LLC

On March 9, 2026 (the "Bald Eagle Closing Date"), Bald Eagle Funding LLC ("Bald Eagle Funding"), a Delaware limited liability company and newly formed wholly-owned subsidiary of the Company, entered into a credit agreement (the "Bald Eagle Funding Credit Agreement"), with Bald Eagle Funding, as borrower, Bank of America, N.A., as administrative agent (the "Bald Eagle Administrative Agent"), Citibank, N.A., as collateral agent and collateral custodian, Virtus Group, LP, as collateral administrator and the lenders party thereto (the "Bald Eagle Lenders"). From time to time Bald Eagle Funding expects to use amounts borrowed under the Bald Eagle Funding Credit Agreement to acquire eligible assets from the Company composed primarily of first priority corporate loans pursuant to the terms of the Bald Eagle Funding Loan Sale Agreement (as defined below), which may be pledged as collateral for future collateralized loan obligation transactions managed by the Company or its affiliates. The Company retains a residual interest in assets acquired by Bald Eagle Funding through its ownership of the limited liability company interests in Bald Eagle Funding. The maximum principal amount of the Bald Eagle Funding Credit Agreement, which can be drawn upon by Bald Eagle Funding subject to certain conditions in the Bald Eagle Funding Credit Agreement, is $500 million as of the Bald Eagle Closing Date.

The Bald Eagle Funding Credit Agreement, which provides for the ability to draw and re-draw revolving loans, will mature on the date which is three years after the Bald Eagle Closing Date unless otherwise terminated or extended. Amounts drawn under the Bald Eagle Funding Credit Agreement will bear interest at the daily secured overnight financing rate published by the Federal Reserve Bank of New York plus a spread of 1.35%.

Pursuant to a collateral management agreement dated as of the Bald Eagle Closing Date (the "Bald Eagle Funding Collateral Management Agreement"), by and between Bald Eagle Funding and the Company, the Company was appointed as collateral manager of Bald Eagle Funding. The Company is not entitled to receive a fee for its services under the Bald Eagle Funding Collateral Management Agreement.

Additionally, under the terms of a loan sale agreement dated as of the Bald Eagle Closing Date (the "Bald Eagle Funding Loan Sale Agreement") by and between Bald Eagle Funding and the Company, the Company transferred to Bald Eagle Funding a portion of its ownership interest in such loans, which were pledged to the Bald Eagle Lenders pursuant to the Bald Eagle Funding Credit Agreement.

CLO Transactions

ADS CLO 1 Debt Securitization

On October 9, 2024 (the "ADS CLO 1 Closing Date") the Company completed a $754.7 million term debt securitization (the "ADS CLO 1 Debt Securitization"). Term debt securitizations are also known as a collateralized loan obligations and are a form of secured financing incurred by a subsidiary of the Company, which is consolidated by the Company and subject to the Company’s overall asset coverage requirements.

On the ADS CLO 1 Closing Date and in connection with the ADS CLO 1 Debt Securitization, ADS CLO 1 LLC (the "ADS CLO 1 Issuer"), an indirect, wholly-owned, consolidated subsidiary of the Company, entered into a Purchase and Placement Agency Agreement (the "ADS CLO 1 Purchase and Placement Agreement") with Morgan Stanley & Co. LLC, as the initial purchaser and placement agent, and Apollo Global Securities, LLC, as co-placement agent, pursuant to which the Issuer agreed to sell certain of the notes to the initial purchaser to be issued as part of the ADS CLO 1 Debt Securitization pursuant to an indenture by and between the ADS CLO 1 Issuer and Deutsche Bank National Trust Company, as trustee (the "ADS CLO 1 Indenture").

The notes offered in the ADS CLO 1 Debt Securitization consist of $450 million of AAA(sf)/Aaa(sf) Class A-1 Senior Secured Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 1.35% (the "Class A-1 Notes"); $30 million of AA(sf) Class A-2 Senior Secured Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 1.80% (the "Class A-2 Notes"); $112.5 million of A(sf) Class B Senior Secured Deferrable Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 2.15% (the "Class B Notes"); $45 million of BBB-(sf) Class C Senior Secured Deferrable Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 3.35% (the "Class C Notes" and together with the Class A-1 Notes, the Class A-2 Notes and the Class B Notes, the "ADS CLO 1 Secured Notes"). Additionally, on the ADS CLO 1 Closing Date, the CLO Issuer issued $117.2 million of Subordinated Notes due 2036 (the "ADS CLO 1 Subordinated Notes" and, collectively with the Secured Notes, the "ADS CLO 1 Notes"), which do not bear interest.

The ADS CLO 1 Debt Securitization is backed by a diversified portfolio of broadly syndicated commercial loans. The debt is scheduled to mature on October 15, 2036; however, the ADS CLO 1 Notes may be redeemed by the ADS CLO 1 Issuer, at the direction of ADS CLO 1 Depositor LLC ("ADS CLO 1 Retention Holder"), a wholly-owned, consolidated subsidiary of the Company, as owner of a majority of the ADS CLO 1 Subordinated Notes, on any business day after October 15, 2026. The ADS CLO 1 Retention Holder acts as retention holder in connection with the ADS CLO 1 Debt Securitization for the purposes of satisfying certain U.S. regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the ADS CLO 1 Subordinated Notes. The Company, through the ADS CLO 1 Retention Holder, has retained 100% of the Class A-2 Notes, the Class B Notes, the Class C Notes and the ADS CLO 1 Subordinated Notes issued in the ADS CLO 1 Debt Securitization.

The ADS CLO 1 Issuer intends to use the proceeds from the ADS CLO 1 Debt Securitization to, among other things, purchase certain loans ("ADS CLO 1 Collateral Obligations") from time to time on and after the ADS CLO 1 Closing Date from the Company pursuant to a master loan sale agreement entered into on the ADS CLO 1 Closing Date (the "ADS CLO 1 Loan Sale Agreement") among the Company, the ADS CLO 1 Retention Holder and the ADS CLO 1 Issuer. Under the terms of the ADS CLO 1 Loan Sale Agreement that provide for the sale of ADS CLO 1 Collateral Obligations to the ADS CLO 1 Issuer, the Company will transfer to the ADS CLO 1 Retention Holder, and the ADS CLO 1 Retention Holder will transfer to the ADS CLO 1 Issuer, a portion of its ownership interest in the ADS CLO 1 Collateral Obligations securing the ADS CLO 1 Debt Securitization for the purchase price and other consideration set forth in the ADS CLO 1 Loan Sale Agreement from time to time on and after the ADS CLO 1 Closing Date. Following these transfers, ADS CLO 1 Issuer, and not the ADS CLO 1 Retention Holder or the Company, will hold all of the ownership interest in such loans and participations. The Company made customary representations, warranties and covenants in the ADS CLO 1 Loan Sale Agreement. The ADS CLO 1 Secured Notes are the secured obligation of the ADS CLO 1 Issuer, the ADS CLO 1 Subordinated Notes are the unsecured obligations of the ADS CLO 1 Issuer, and the ADS CLO 1 Indenture governing the ADS CLO 1 Notes include customary covenants and events of default. The ADS CLO 1 Notes have not been, and will not be, registered under the Securities Act or any state securities or "blue sky" laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

The Company serves as collateral manager to the ADS CLO 1 Issuer under a collateral management agreement entered into on the ADS CLO 1 Closing Date (the "ADS CLO 1 Collateral Management Agreement"). Pursuant to the ADS CLO 1 Collateral Management Agreement, so long as the Company is the collateral manager, the collateral management fee will equal 0.0% per annum of the fee basis amount.

ADL CLO 1 Debt Securitization

On May 28, 2025 (the "ADL CLO 1 Closing Date"), the Company completed a $496 million term debt securitization (the "ADL CLO 1 Debt Securitization").

In connection with the ADL CLO 1 Debt Securitization, a credit facility entered into on February 18, 2025 among the ADL CLO 1 Issuer (f/k/a Bluejay Funding LLC), the Company, as collateral manager and equity investor and BNP Paribas, as administrative agent and lender, proceeds from which were used to fund the acquisition of certain ADL CLO 1 Collateral Obligations, was paid in full and terminated.

On the ADL CLO 1 Closing Date and in connection with the ADL CLO 1 Debt Securitization, ADL CLO 1 LLC (the "ADL CLO 1 Issuer"), an indirect, wholly-owned, consolidated subsidiary of the Company, entered into a Purchase and Placement Agreement with BNP Paribas Securities Corp., as the initial purchaser (the "ADL CLO 1 Initial Purchaser") and Apollo Global Securities, LLC, as co-placement agent, pursuant to which the ADL CLO 1 Issuer agreed to sell certain of the notes to the ADL CLO 1 Initial Purchaser issued as part of the ADL CLO 1 Debt Securitization pursuant to an indenture by and between the ADL CLO 1 Issuer and U.S. Bank Trust Company, National Association, as collateral trustee (the "ADL CLO 1 Indenture").

The notes issued as part of the ADL CLO 1 Debt Securitization consist of $126 million of AAA(sf)/AAA(sf) Class A-1a Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month secured overnight financing rate published by SOFR plus 1.67% (the "2025 Class A-1a Notes"); $10 million of AAA(sf)/AAA(sf) Class A-1b Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.90% (the "2025 Class A-1b Notes"); $30 million of AA(sf) Class A-2 Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 2.10% (the "2025 Class A-2 Notes"); $40 million of A(sf) Class B Senior Secured Deferrable Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 3.15% (the "2025 Class B Notes"); $30 million of BBB-(sf) Class C Senior Secured Deferrable Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 4.50% (the "2025 Class C Notes" and together with the 2025 Class A-1a Notes, the 2025 Class A-1b Notes, the 2025 Class A-2 Notes and the 2025 Class B Notes, the "ADL CLO 1 Secured Notes"). Additionally, on the ADL CLO 1 Closing Date, the ADL CLO 1 CLO Issuer issued $86 million of Subordinated Notes due 2125 (the "ADL CLO 1 Subordinated Notes"), which do not bear interest. The ADL CLO 1 Secured Notes together with the 2025 Subordinated Notes are collectively referred to herein as the "ADL CLO 1 Notes."

Additionally, the ADL CLO 1 Issuer incurred certain loans as part of the ADL CLO 1 Debt Securitization, consisting of $114 million of AAA(sf)/AAA(sf) Class A-1a-L1 Loans due 2037, which bear interest at the three-month SOFR plus 1.67% (the "2025 Class A-1a-L1 Loans"); $50 million of AAA(sf)/AAA(sf) Class A-1a-L2 Loans due 2037, which bear interest at the three-month SOFR plus 1.67% (the "2025 Class A-1a-L2 Loans"); and $10 million of AAA(sf) Class A-1b Loans due 2037, which bear interest at the three-month SOFR plus 1.90% (the "2025 Class A-1b Loans" and together with the 2025 Class A-1a-L1 Loans and the 2025 Class A-1a-L2 Loans, the "ADL CLO 1 Loans" and the ADL CLO 1 Loans together with the ADL CLO 1 Secured Notes, the "ADL CLO 1 Secured Debt" and ADL CLO 1 Secured Debt together with the ADL CLO 1 Subordinated Notes, the "ADL CLO 1 Debt") incurred by the ADL CLO 1 Issuer on the ADL CLO 1 Closing Date. The (i) 2025 Class A-1a-L1 Loans were incurred pursuant to a Class A-1a-L1 Credit Agreement among the 2025 CLO Issuer, as borrower, U.S. Bank Trust Company, National Association, as loan agent and collateral trustee and the lenders party thereto (the "Class A-1a-L1 Credit Agreement"), (ii) 2025 Class A-1a-L2 Loans were incurred pursuant to a Class A-1a-L2 Credit Agreement among the 2025 CLO Issuer, as borrower, U.S. Bank Trust Company, National Association, as loan agent and collateral trustee and the lenders party thereto (the "Class A-1a-L2 Credit Agreement"), and (iii) 2025 Class A-1b Loans were incurred pursuant to a Class A-1b Credit Agreement among the 2025 CLO Issuer, as borrower, U.S. Bank Trust Company, National Association, as loan agent and collateral trustee and the lenders party thereto (the "Class A-1b Credit Agreement" and together with the Class A-1a-L1 Credit Agreement and the Class A-1a-L2 Credit Agreement, the "ADL CLO 1 Credit Agreements").

The ADL CLO 1 Debt Securitization is backed by a diversified portfolio consisting primarily of first-lien commercial loans. The ADL CLO 1 Secured Debt is scheduled to mature on July 15, 2037 and the ADL CLO 1 Subordinated Notes are scheduled to mature on July 15, 2125; however, the ADL CLO 1 Debt may be redeemed by the ADL CLO 1 Issuer, at the direction of ADL CLO 1 Depositor LLC (the "ADL CLO 1 Retention Provider"), a wholly-owned, consolidated subsidiary of the Company, as owner of a majority of the ADL CLO 1 Subordinated Notes, on any business day on or after May 28, 2027. The ADL CLO 1 Retention Provider acts as retention holder in connection with the ADL CLO 1 Debt Securitization for the purposes of satisfying certain U.S. regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the ADL CLO 1 Subordinated Notes. The Company, through the ADL CLO 1 Retention Provider, has retained 100% of the 2025 Class B Notes, the 2025 Class C Notes and the ADL CLO 1 Subordinated Notes issued in the ADL CLO 1 Debt Securitization.

The ADL CLO 1 CLO Issuer intends to use the proceeds from the ADL CLO 1 Debt Securitization to, among other things, purchase certain loans ("ADL CLO 1 Collateral Obligations") from time to time on and after the ADL CLO 1 Closing Date from the Company pursuant to a master loan sale agreement entered into on the ADL CLO 1 Closing Date (the "ADL CLO 1 Loan Sale Agreement") among the Company, the ADL CLO 1 Retention Provider and the ADL CLO 1 Issuer. Under the terms of the ADL CLO 1 Loan Sale Agreement that provide for the sale of ADL CLO 1 Collateral Obligations to the ADL CLO 1 Issuer, the Company will transfer to the ADL CLO 1 Retention Provider, and the ADL CLO 1 Retention Provider will transfer to the ADL CLO 1 Issuer, a portion of its ownership interest in the ADL CLO 1 Collateral Obligations securing the ADL CLO 1 Debt Securitization for the purchase price and other consideration set forth in the ADL CLO 1 Loan Sale Agreement from time to time on and after the ADL CLO 1 Closing Date. Following these transfers, the ADL CLO 1 Issuer, and not the ADS CLO 1 Retention Provider or the Company, will hold all of the ownership interest in such loans and participations. The Company made customary representations, warranties and covenants in the ADL CLO 1 Loan Sale Agreement.

The ADL CLO 1 Secured Debt is the secured obligation of the ADL CLO 1 Issuer, the ADL CLO 1 Subordinated Notes are the unsecured obligations of the ADL CLO 1 Issuer, and the ADL CLO 1 Indenture and the ADL CLO 1 Credit Agreements governing the ADL CLO 1 Debt include customary covenants and events of default. The ADL CLO 1 Debt has not been, and will not be, registered under the Securities Act or any state securities or "blue sky" laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

ADS CLO 2 Debt Securitization

On August 12, 2025 (the "ADS CLO 2 Closing Date"), the Company completed a $502.1 million term debt securitization (the "ADS CLO 2 Debt Securitization").

In connection with the ADS CLO 2 Debt Securitization, a credit facility entered into on March 25, 2025 among the ADS CLO 2 Issuer (f/k/a Barn Owl Funding LLC), the Company, as collateral manager and subordinated investor and Bank of America, N.A., as lender, proceeds from which were used to fund the acquisition of certain ADS CLO 2 Collateral Obligations, was paid in full and terminated.

On the ADS CLO 2 Closing Date and in connection with the ADS CLO 2 Debt Securitization, ADS CLO 2 LLC (the "ADS CLO 2 Issuer"), an indirect, wholly-owned, consolidated subsidiary of the Company, entered into a note purchase and placement agreement with BofA Securities, Inc., as the initial purchaser (the "ADS CLO 2 Initial Purchaser") and Apollo Global Securities, LLC, as placement agent, pursuant to which the ADS CLO 2 Issuer agreed to sell certain of the notes to the ADS CLO 2 Initial Purchaser issued as part of the ADS CLO 2 Debt Securitization pursuant to an indenture by and between the ADS CLO 2 Issuer and U.S. Bank Trust Company, National Association, as trustee (the "ADS CLO 2 Indenture").

The notes issued as part of the ADS CLO 2 Debt Securitization consist of $300 million of AAA(sf)/Aaa(sf) Class A-1 Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.30% (the "ADS CLO 2 Class A-1 Notes"); $30 million of AA(sf) Class A-2 Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.70% (the "ADS CLO 2 Class A-2 Notes"); $65 million of A(sf) Class B Senior Secured Deferrable Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.80% (the "ADS CLO 2 Class B Notes"); $35 million of BBB-(sf) Class C Senior Secured Deferrable Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 2.75% (the "ADS CLO 2 Class C Notes" and together with the ADS CLO 2 Class A-1 Notes, the ADS CLO 2 Class A-2 Notes and the ADS CLO 2 Class B Notes, the "ADS CLO 2 Secured Notes"). Additionally, on the ADS CLO 2 Closing Date, the ADS CLO 2 Issuer issued $72.1 million of Subordinated Notes due 2037 (the "ADS CLO 2 Subordinated Notes"), which do not bear interest. The ADS CLO 2 Secured Notes together with the ADS CLO 2 Subordinated Notes are collectively referred to herein as the "ADS CLO 2 Notes".

The ADS CLO 2 Debt Securitization is backed by a diversified portfolio consisting primarily of first-priority commercial loans. The ADS CLO 2 Notes are scheduled to mature on July 15, 2037; however, the ADS CLO 2 Notes may be redeemed by the ADS CLO 2 Issuer, at the direction of ADS CLO 2 Depositor LLC (the "ADS CLO 2 Retention Provider"), a wholly-owned, consolidated subsidiary of the Company, as owner of a majority of the ADS CLO 2 Subordinated Notes, on any business day on or after July 15, 2027. The ADS CLO 2 Retention Provider acts as retention holder in connection with the ADS CLO 2 Debt Securitization for the purposes of satisfying certain U.S. regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the ADS CLO 2 Subordinated Notes. The Company, through the ADS CLO 2 Retention Provider, has retained 100% of the ADS CLO 2 Class B Notes, the ADS CLO 2 Class C Notes and the ADS CLO 2 Subordinated Notes issued in the ADS CLO 2 Debt Securitization.

The ADS CLO 2 Issuer intends to use the proceeds from the ADS CLO 2 Debt Securitization to, among other things, purchase certain loans ("ADS CLO 2 Collateral Obligations") from time to time on and after the ADS CLO 2 Closing Date from the Company pursuant to a master loan sale agreement entered into on the ADS CLO 2 Closing Date (the "ADS CLO 2 Loan Sale Agreement") among the Company, the ADS CLO 2 Retention Provider and the ADS CLO 2 Issuer. Under the terms of the ADS CLO 2 Loan Sale Agreement that provide for the sale of ADS CLO 2 Collateral Obligations to the ADS CLO 2 Issuer, the Company will transfer to the ADS CLO 2 Retention Provider, and the ADS CLO 2 Retention Provider will transfer to the ADS CLO 2 Issuer, a portion of its ownership interest in the ADS CLO 2 Collateral Obligations securing the ADS CLO 2 Debt Securitization for the purchase price and other consideration set forth in the ADS CLO 2 Loan Sale Agreement from time to time on and after the ADS CLO 2 Closing Date. Following these transfers, the ADS CLO 2 Issuer, and not the ADS CLO 2 Retention Provider or the Company, will hold all of the ownership interest in such loans and participations. The Company made customary representations, warranties and covenants in the ADS CLO 2 Loan Sale Agreement.

The ADS CLO 2 Secured Notes are the secured obligation of the ADS CLO 2 Issuer, the ADS CLO 2 Subordinated Notes are the unsecured obligations of the ADS CLO 2 Issuer, and the ADS CLO 2 Indenture governing the ADS CLO 2 Notes include customary covenants and events of default. The ADS CLO 2 Notes have not been, and will not be, registered under the Securities Act or any state securities or "blue sky" laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

The Company serves as collateral manager to the ADS CLO 2 Issuer under a collateral management agreement entered into on the ADS CLO 2 Closing Date (the "ADS CLO 2 Collateral Management Agreement"). Pursuant to the ADS CLO 2 Collateral Management Agreement, so long as the Company is the collateral manager, the collateral management fee will equal 0.0% per annum of the fee basis amount.

ADL CLO 2 Debt Securitization

On October 29, 2025 (the "ADL CLO 2 Closing Date"), the Company completed a $702.2 million term debt securitization (the "ADL CLO 2 Debt Securitization"). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by a subsidiary of the Company, which is consolidated by the Company and subject to the Company’s overall asset coverage requirements.

On the ADL CLO 2 Closing Date and in connection with the ADL CLO 2 Debt Securitization, ADL CLO 2 LLC (the "CLO Issuer"), an indirect, wholly-owned, consolidated subsidiary of the Company, entered into a placement agency agreement (the "CLO Placement Agreement") with RBC Capital Markets, LLC, as the placement agent (the "Placement Agent") and Apollo Global Securities, LLC, as co-placement agent (the "Co-Placement Agent"), pursuant to which the Placement Agent and the Co-Placement Agent agreed to place certain of the notes issued by the CLO Issuer as part of the ADL CLO 2 Debt Securitization pursuant to an indenture by and between the CLO Issuer and U.S. Bank Trust Company, National Association, as collateral trustee (the "CLO Indenture").

The notes issued as part of the ADL CLO 2 Debt Securitization consist of $0 of AAA(sf) Class A-1a Senior Secured Floating Rate Notes due 2037, which bear interest at SOFR plus 1.45% (the "ADL CLO 2 Class A-1a Notes"); $14 million of AAA(sf) Class A-1b Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.65% (the "ADL CLO 2 Class A-1b Notes"); $30 million of AA(sf) Class A-2 Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.85% (the "ADL CLO 2 Class A-2 Notes"); $56 million of A(sf) Class B Secured Deferrable Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 2.20% (the "ADL CLO 2 Class B Notes"); $42 million of BBB-(sf) Class C Secured Deferrable Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 3.20% (the "ADL CLO 2 Class C Notes" and together with the Class A-1a Notes, the Class A-1b Notes, the Class A-2 Notes and the Class B Notes, the "ADL CLO 2 Secured Notes"). Additionally, on the ADL CLO 2 Closing Date, the CLO Issuer will issue $128.2 million of Subordinated Notes due 2125 (the "ADL CLO 2 Subordinated Notes"), which do not bear interest. The Secured Notes together with the Subordinated Notes are collectively referred to herein as the "ADL CLO 2 Notes".

Additionally, the CLO Issuer incurred certain loans as part of the ADL CLO 2 Debt Securitization, consisting of $398.5 million of AAA(sf) Class A-1a-L1 Loans due 2037, which bear interest at the three-month SOFR plus 1.45% (the "ADL CLO 2 Class A-1a-L1 Loans"); $7.5 million of AAA(sf) Class A-1a-L2 Loans due 2037, which bear interest at the three-month SOFR plus 1.45% (the "ADL CLO 2 Class A-1a-L2 Loans"); $14 million of AAA(sf) Class A-1b Loans due 2037, which bear interest at the three-month SOFR plus 1.65% (the "ADL CLO 2 Class A-1b Loans"); and $12 million of AA(sf) Class A-2 Loans due 2037, which bear interest at the three-month SOFR plus 1.85% (the "ADL CLO 2 Class A-2 Loans", and together with the Class A-1a-L1 Loans, the Class A-1a-L2 Loans and the Class A-2 Loans, the "Loans" and the Loans together with the Secured Notes, the "Secured Debt" and Secured Debt together with the Subordinated Notes, the "Debt") incurred by the CLO Issuer on the ADL CLO 2 Closing Date. The (i) Class A-1a-L1 Loans were incurred pursuant to a Class A-1a-L1 Credit Agreement among the CLO Issuer, as borrower, U.S. Bank Trust Company, National Association, as loan agent and collateral trustee and the lenders party thereto (the "ADL CLO 2 Class A-1a-L1 Credit Agreement"), (ii) Class A-1a-L2 Loans were incurred pursuant to a Class A-1a-L2 Credit Agreement among the CLO Issuer, as borrower, U.S. Bank Trust Company, National Association, as loan agent and collateral trustee and the lenders party thereto (the "ADL CLO 2 Class A-1a-L2 Credit Agreement"), (iii) Class A-1b Loans were incurred pursuant to a Class A-1b Credit Agreement among the CLO Issuer, as borrower, U.S. Bank Trust Company, National Association, as loan agent and collateral trustee and the lenders party thereto (the "ADL CLO 2 Class A-1b Credit Agreement"), and (iv) Class A-2 Loans were incurred pursuant to a Class A-2 Credit Agreement among the CLO Issuer, as borrower, U.S. Bank Trust Company, National Association, as loan agent and collateral trustee and the lenders party thereto (the "ADL CLO 2 Class A-2 Credit Agreement" and together with the Class A-1a-L1 Credit Agreement, the Class A-1a-L2 Credit Agreement and the Class A-1b Credit Agreement, the "CLO Credit Agreements").

The ADL CLO 2 Debt Securitization is backed by a diversified portfolio consisting primarily of first-lien commercial loans. The Secured Debt is scheduled to mature on October 15, 2037 and the Subordinated Notes are scheduled to mature on October 15, 2125; however, the Secured Debt may be redeemed by the CLO Issuer, at the direction of ADL CLO 2 Depositor LLC (the "CLO Retention Holder"), a wholly-owned, consolidated subsidiary of the Company, as owner of a majority of the Subordinated Notes, on any business day on or after October 15, 2027. The CLO Retention Holder acts as retention holder in connection with the ADL CLO 2 Debt Securitization for the purposes of satisfying certain U.S. regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the Subordinated Notes. The Company, through the CLO Retention Holder, has retained 100% of the Class B Notes, the Class C Notes and the Subordinated Notes issued in the ADL CLO 2 Debt Securitization.

The CLO Issuer intends to use the proceeds from the ADL CLO 2 Debt Securitization to, among other things, purchase certain loans ("Collateral Obligations") from time to time on and after the ADL CLO 2 Closing Date from the Company pursuant to a master loan sale agreement entered into on the ADL CLO 2 Closing Date (the "Loan Sale Agreement") among the Company, the CLO Retention Holder and the CLO Issuer. Under the terms of the Loan Sale Agreement that provide for the sale of Collateral Obligations to the CLO Issuer, the Company will transfer to the CLO Retention Holder, and the CLO Retention Holder will transfer to the CLO Issuer, a portion of its ownership interest in the Collateral Obligations securing the ADL CLO 2 Debt Securitization for the purchase price and other consideration set forth in the Loan Sale Agreement from time to time on and after the ADL CLO 2 Closing Date. Following these transfers, the CLO Issuer, and not the CLO Retention Holder or the Company, will hold all of the ownership interest in such loans and participations. The Company made customary representations, warranties and covenants in the Loan Sale Agreement.

The Secured Debt is the secured obligation of the CLO Issuer, the Subordinated Notes are the unsecured obligations of the CLO Issuer, and the CLO Indenture and the CLO Credit Agreements governing the Secured Debt include customary covenants and events of default. The Secured Debt has not been, and will not be, registered under the Securities Act, or any state securities or "blue sky" laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration.

The Company serves as collateral manager to the CLO Issuer under a collateral management agreement entered into on the ADL CLO 2 Closing Date (the "Collateral Management Agreement"). Pursuant to the Collateral Management Agreement, so long as the Company is the collateral manager, the collateral management fee will equal 0.0% per annum of the fee basis amount.

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt obligations outstanding as of March 31, 2026:

	March 31, 2026
	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
European Euro	€57,500	66,251	66,461	(210)	6/26/2026
European Euro	€90,000	95,081	104,027	(8,946)	N/A
Total	147,500	161,332	170,488	(9,156)

The Company had the following foreign-denominated debt obligations outstanding as of December 31, 2025:

	December 31, 2025
	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound	£46,000	62,174	62,006	167	3/31/2026
European Euro	€81,000	94,357	95,191	(834)	3/30/2026
European Euro	€90,000	95,081	105,768	(10,687)	N/A
Total	217,000	251,612	262,965	(11,354)

Private Placement Bonds

2022 Series A Notes

On November 15, 2022, the Company priced an offering of $200 million in aggregate principal amount of Senior Unsecured Notes (the "2022 Series A Notes") to institutional investors in a private placement. The Notes are comprised of $62 million Senior Unsecured Notes due 2025 (the "December 2025 Notes"), $38 million Senior Unsecured Notes due 2026 (the "January 2026 Notes"), $82 million Senior Unsecured Notes due 2027 (the "December 2027 Notes"), and $18 million Senior Unsecured Notes due 2028 (the "January 2028 Notes"). The issuances of the 2022 Series A Notes occurred in two installments on December 21, 2022 and January 19, 2023. The December 2025 and January 2026 Notes have a fixed interest rate of 8.21% per annum and are due on December 21, 2025 and January 19, 2026, respectively. The December 2027 and January 2028 Notes have a fixed interest rate of 8.31% per annum and are due on December 21, 2027 and January 19, 2028, respectively. Interest on the Notes is due and payable semiannually. These interest rates are subject to increase (up to a maximum increase of 1.00% above the stated rate for each of the 2022 Series A Notes) in the event that, subject to certain exceptions, the 2022 Series A Notes cease to have an investment grade rating.

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

On October 1, 2025 and November 4, 2025, the Company paid off the December 2025 Notes and January 2026 Notes, respectively. The December 2027 Notes and January 2028 Notes are still outstanding as of March 31, 2026.

2023 Series A Notes

On August 10, 2023, the Company priced an offering of $650 million in aggregate principal amount of Senior Unsecured Notes (the "2023 Series A Notes") to institutional investors in a private placement. The 2023 Series A Notes are comprised of $226 million Senior Unsecured Notes due September 28, 2026 (the "September 2026 Notes"), $325 million Senior Unsecured Notes due September 28, 2028 (the "September 2028 Notes"), and €90 million Senior Unsecured Notes due September 28, 2026 (the "September 2026 Euronotes"). The 2023 Series A Notes were issued on September 28, 2023. The September 2026 Notes, September 2028 Notes and September 2026 Euronotes have fixed interest rates of 8.54%, 8.62%, and 7.02% per annum, respectively. Interest on the Notes is due and payable semiannually. These interest rates are subject to increase (up to a maximum increase of 1.00% above the stated rate for each of the September 2026 Notes, September 2028 Notes and September 2026 Euronotes) in the event that, subject to certain exceptions, the 2023 Series A Notes cease to have an investment grade rating. These interest rates are subject to increase (up to a maximum increase of 1.50% above the stated rate for each of the September 2026 Notes, September 2028 Notes and September 2026 Euronotes) in the event that, subject to certain exceptions, the Company’s secured debt ratio exceeds 60% up to August 31, 2024, and 55% subsequent to August 31, 2024. These interest rates are subject to increase (up to a maximum increase of 2.00% above the stated rate for each of the September 2026 Notes, September 2028 Notes and September 2026 Euronotes) in the event that, subject to certain exceptions, the 2023 Series A Notes cease to have an investment grade rating and the secured debt ratio event has occurred as disclosed above.

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

Unsecured Notes

2029 Notes

On March 21, 2024, the Company and the Trustee entered into a First Supplemental Indenture (the "First Supplemental Indenture" and, together with the Base Indenture, the "March 2024 Indenture") related to the $650 million in aggregate principal amount of its 6.90% notes due 2029 (the "Existing 2029 Notes"), which supplements that certain Base Indenture.

On September 19, 2024, the Company issued an additional $350 million aggregate principal amount of 6.90% Notes due 2029 (the "New 2029 Notes" and, together with the Existing 2029 Notes, the "2029 Notes") under the March 2024 Indenture. The New 2029 Notes were issued at a price equal to 104.03% of the face value, plus accrued interest from March 21, 2024, resulting in an effective yield to maturity of 5.86%. The New 2029 Notes were issued as "Additional Notes" under the March 2024 Indenture and have identical terms to the Existing 2029 Notes, other than the issue date and the issue price. The New 2029 Notes will be treated as a single class of notes with the Existing 2029 Notes for all purposes under the March 2024 Indenture.

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

In January 2025, the Company exchanged $1.000 billion aggregate principal amount of 6.90% Notes due 2029 for $1.000 billion aggregate principal amount of 6.90% Notes due 2029 (the "2029 Exchange Notes") that have been registered with the SEC under the Securities Act. The 2029 Exchange Notes have substantially the same terms as the 2029 Notes, except that the transfer restrictions and registration rights relating to the 2029 Notes do not apply to the 2029 Exchange Notes and the 2029 Exchange Notes do not provide for the payment of additional interest in the event of a registration default.

2031 Notes

On July 29, 2024, the Company and the Trustee entered into a Second Supplemental Indenture (the "Second Supplemental Indenture" and together with the Base Indenture, the "July 2024 Indenture") related to the $600 million in aggregate principal amount of its 6.70% notes due 2031 (the "Existing 2031 Notes"), which supplements the Base Indenture.

On November 21, 2024, the Company issued an additional $400 million aggregate principal amount of 6.70% Notes due 2031 (the "New 2031 Notes" and, together with the Existing 2031 Notes, the "2031 Notes") under the July 2024 Indenture. The New 2031 Notes were issued at a price equal to 101.84% of the face value, plus accrued interest from July 29, 2024, resulting in an effective yield to maturity of 6.35%. The New 2031 Notes were issued as "Additional Notes" under the July 2024 Indenture and have identical terms to the Existing 2031 Notes, other than the issue date and the issue price. The New 2031 Notes will be treated as a single class of notes with the Existing 2031 Notes for all purposes under the July 2024 Indenture.

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

In January 2025, the Company exchanged $1.000 billion aggregate principal amount of 6.70% Notes due 2031 for $1.000 billion aggregate principal amount of 6.70% Notes due 2031 (the "2031 Exchange Notes") that have been registered with the SEC under the Securities Act. The 2031 Exchange Notes have substantially the same terms as the 2031 Notes, except that the transfer restrictions and registration rights relating to the 2031 Notes do not apply to the 2031 Exchange Notes and the 2031 Exchange Notes do not provide for the payment of additional interest in the event of a registration default.

2032 Notes

On January 16, 2025, the Company entered into a Third Supplemental Indenture (the "Third Supplemental Indenture" and together with the Base Indenture, the "January 2025 Indenture") related to the $500 million in aggregate principal amount of its 6.55% notes due 2032 (the "2032 Notes"), which supplements the Base Indenture. The 2032 Notes will mature on March 15, 2032 and may be redeemed in whole or in part at the Company's option at any time or from time to time at the redemption prices set forth in the January 2025 Indenture. The 2032 Notes bear interest at a rate of 6.55% per year payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2025. The 2032 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2032 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

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

In November 2025, the Company exchanged $500 million aggregate principal amount of 6.55% Notes due 2032 for $500 million aggregate principal amount of 6.55% Notes due 2032 (the "2032 Exchange Notes") that have been registered with the SEC under the Securities Act. The 2032 Exchange Notes have substantially the same terms as the 2032 Notes, except that the transfer restrictions and registration rights relating to the 2032 Notes do not apply to the 2032 Exchange Notes and the 2032 Exchange Notes do not provide for the payment of additional interest in the event of a registration default.

2030 Notes

On July 17, 2025, the Company and the Trustee entered into a Fourth Supplemental Indenture (the "Fourth Supplemental Indenture" and, together with the Base Indenture, the "July 2025 Indenture") related to the $400 million in aggregate principal amount of its 5.875% notes due 2030 (the "Existing 2030 Notes"), which supplements the Base Indenture.

On November 5,2025, the Company issued an additional $100 million aggregate principal amount of 5.875% Notes due 2030 (the "New 2030 Notes" and, together with the Existing 2030 Notes, the "2030 Notes") under the July 2025 Indenture. The New 2030 Notes were issued at a price equal to 100.854% of the face value, plus accrued interest from November 5, 2025, resulting in an effective yield to maturity of 5.655%. The New 2030 Notes were issued as "Additional Notes" under the July 2025 Indenture and have identical terms to the Existing 2030 Notes, other than the issue date and the issue price. The New 2030 Notes will be treated as a single class of notes with the Existing 2030 Notes for all purposes under the July 2025 Indenture.

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

In connection with the 2030 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominantly floating rate loans. Under the interest rate swap agreement related to the 2030 Notes, the Company receives a fixed interest rate of 5.89% per annum and pays a floating interest rate of three-month SOFR + 2.21% per annum on $400 million of the 2030 Notes, and the Company receives a fixed interest rate of 5.66% per annum and pays a floating interest rate of three-month SOFR + 2.20% per annum on $100 million of the 2030 Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

In November 2025, the Company exchanged $500 million aggregate principal amount of 5.875% Notes due 2030 for $500 million aggregate principal amount of 5.875% Notes due 2030 (the "2030 Exchange Notes") that have been registered with the SEC under the Securities Act. The 2030 Exchange Notes have substantially the same terms as the 2030 Notes, except that the transfer restrictions and registration rights relating to the 2030 Notes do not apply to the 2030 Exchange Notes and the 2030 Exchange Notes do not provide for the payment of additional interest in the event of a registration default.

2028 Notes

On December 8, 2025, the Company and U.S. Bank Trust Company, National Association (the "Trustee") entered into a Fifth Supplemental Indenture (the "Fifth Supplemental Indenture" and, together with the Base Indenture (as defined below), the "December 2025 Indenture") related to the $400 million in aggregate principal amount of its 5.200% notes due 2028 (the "2028 Notes"), which supplements that certain Base Indenture, dated as of March 21, 2024 (as may be further amended, supplemented or otherwise modified from time to time, the "Base Indenture").

The 2028 Notes will mature on December 8, 2028 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the December 2025 Indenture. The 2028 Notes bear interest at a rate of 5.200% per year payable semi-annually on June 8 and December 8 of each year, commencing on June 8, 2026. The 2028 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2028 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

In connection with the 2028 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominantly floating rate loans. Under the interest rate swap agreement related to the 2028 Notes, the Company receives a fixed interest rate of 5.20% per annum and pays a floating interest rate of three-month SOFR + 1.88% per annum on $400 million of the 2028 Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

2031 Notes II

On January 23, 2026, the Company and the Trustee entered into a Sixth Supplemental Indenture (the "Sixth Supplemental Indenture" and, together with the Base Indenture, the "January 2026 Indenture") related to the $750 million in aggregate principal amount of its 5.70% notes due 2031 (the "2031 Notes II"), which supplements the Base Indenture.

The 2031 Notes II will mature on January 23, 2031 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the January 2026 Indenture. The 2031 Notes II bear interest at a rate of 5.70% per year payable semi-annually on January 23 and July 23 of each year, commencing on July 23, 2026. The 2031 Notes II are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2031 Notes II, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

In connection with the 2031 Notes II, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominantly floating rate loans. Under the interest rate swap agreement related to the 2031 Notes II, the Company receives a fixed interest rate of 5.71% per annum and pays a floating interest rate of three-month SOFR + 2.11% per annum on $750 million of the 2031 Notes II. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

Note 7. Net Assets

The Company has the authority to issue an unlimited number of Common Shares at $0.01 per share par value.

The following table summarizes transactions in Common Shares during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
Class S:	Shares*	Amount*	Shares*	Amount*
Proceeds from shares sold	5,055,595	$122,752	13,621,357	$337,968
Share conversion	(3,401)	(83)	—	—
Repurchase of common shares	(5,189,589)	(124,283)	(1,092,707)	(26,932)
Early repurchase deduction	—	121	—	51
Distributions reinvested	1,376,012	33,431	1,082,848	26,871
Net increase (decrease)	1,238,617	$31,938	13,611,498	$337,958
Class D:
Proceeds from shares sold	70,325	1,709	18,033	447
Share conversion	(74,850)	(1,827)	—	—
Repurchase of common shares	(12,197)	(291)	—	—
Early repurchase deduction	—	—	—	—
Distributions reinvested	24,393	593	17,968	446
Net increase (decrease)	7,671	$184	36,001	$893
Class I:
Proceeds from shares sold	19,230,806	467,914	64,617,643	1,603,498
Share conversion	78,251	1,910	—	—
Repurchase of common shares	(25,377,397)	(606,454)	(4,189,920)	(103,269)
Early repurchase deduction	—	409	—	4
Distributions reinvested	4,083,466	99,210	3,171,707	78,707
Net increase (decrease)	(1,984,874)	$(37,011)	63,599,430	$1,578,940
Total net increase (decrease)	(738,586)	$(4,889)	77,246,929	$1,917,791

* Includes activities related to prior periods processed in the current period.

Net Asset Value per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class S shares, Class D shares and Class I shares during the three months ended March 31, 2026 and 2025:

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2026	$24.34	$24.34	$24.34
February 28, 2026	24.14	24.14	24.14
March 31, 2026	23.90	23.90	23.90

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2025	$24.83	$24.83	$24.83
February 28, 2025	24.77	24.77	24.77
March 31, 2025	24.65	24.65	24.65

Distributions

The Board authorizes and declares monthly distribution amounts per share of Class S shares, Class D shares and Class I shares. The following table presents distributions that were declared during the three months ended March 31, 2026:

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2026	January 23, 2026	February 27, 2026	$0.1624	$19,570	$0.1748	$281	$0.1800	$89,426
February 28, 2026	February 23, 2026	March 26, 2026	0.1641	20,023	0.1753	288	0.1800	90,560
March 31, 2026	March 23, 2026	April 28, 2026	0.1626	20,268	0.1749	292	0.1800	91,509
			$0.4891	$59,861	$0.5250	$861	$0.5400	$271,495

* Totals may not foot due to rounding.

The following table presents distributions that were declared during the three months ended March 31, 2025:

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2025	January 22, 2025	February 27, 2025	$0.1621	$13,892	$0.1747	$182	$0.1800	$57,637
January 31, 2025	December 23, 2024	February 27, 2025	0.0200	1,714	0.0200	21	0.0200	6,405	(1)
February 28, 2025	February 21, 2025	March 27, 2025	0.1638	14,739	0.1752	183	0.1800	62,318
February 28, 2025	December 23, 2024	March 27, 2025	0.0200	1,800	0.0200	21	0.0200	6,923	(1)
March 31, 2025	March 24, 2025	April 28, 2025	0.1621	15,583	0.1747	186	0.1800	66,593
March 31, 2025	December 23, 2024	April 28, 2025	0.0200	1,896	0.0200	21	0.0200	7,308	(1)
			$0.5480	$49,623	$0.5846	$614	$0.6000	$207,185

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

Through March 31, 2026, none of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions.

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the three months ended March 31, 2026:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.4300	$52,602	$0.4732	$776	$0.4807	$241,686
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	0.0591	7,259	0.0518	85	0.0593	29,809
	$0.4891	$59,861	$0.5250	$861	$0.5400	$271,495

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

Under the share repurchase plan, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an "Early Repurchase Deduction"). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

The following table presents information with respect to the Company’s share repurchases during the three months ended March 31, 2026:

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase plan
March 16, 2026	30,261,082	5.00%	$23.90	March 31, 2026	$722,586	—

(1) Percentage is based on total shares as of the close of the previous calendar quarter.

(2) Amounts shown net of Early Repurchase Deduction.

The following table presents information with respect to the Company’s share repurchases during the three months ended March 31, 2025:

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 17, 2025	5,282,627	1.38%	$24.65	March 31, 2025	$130,147	13,919,523

(1) Percentage is based on total shares as of the close of the previous calendar quarter.

(2) All repurchase requests were satisfied in full.

(3) Amounts shown net of Early Repurchase Deduction.

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2026 and December 31, 2025, the Company had the following unfunded commitments to its portfolio companies:

	March 31, 2026	December 31, 2025
Unfunded revolver obligations, bridge loan and backstop commitments (1)	$1,474,940	$1,605,154
Standby letters of credit issued and outstanding (2)	33,007	20,988
Unfunded delayed draw loan commitments (3)	3,014,163	3,065,690
Total Unfunded Commitments (4)	$4,522,110	$4,691,832
(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2026, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of March 31, 2026 and December 31, 2025, the bridge loan and backstop commitments included in the balances were $177,843 and $239,110, respectively.
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

Organizational and Offering Costs

The Adviser agreed to bear all of the Company’s organization and offering expenses through the date on which the Company broke escrow for the initial offering of its Common Shares. The Company is obligated to reimburse the Adviser for such expenses incurred upon breaking escrow for our offering. The total organization and offering costs incurred for the three months ended March 31, 2026 were $69. The total organization and offering costs incurred through December 31, 2025 were $532.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business.

On March 14, 2023, certain First Lien and Second Lien holders of debt issued by Mitel filed a complaint in New York State Court captioned Ocean Trails CLO VII et al v. MLN TopCo Ltd., et al, Index No. 651327/2023, against certain other First Lien and Second Lien debt holders, as well as the Company, alleging, among other things, that the defendant lenders breached the terms of their lending agreements and the New York Uniform Voidable Transfer Act in connection with certain amendments to the relevant documents governing the debt. On December 5, 2023, the trial court granted defendants’ motions to dismiss in part and denied them in part. The plaintiffs and defendants appealed the courts’ motion to dismiss ruling to the intermediate New York State appellate court. On December 31, 2024, the intermediate New York State appellate court dismissed the entire case, including all claims against the Company. On January 30, 2025, plaintiffs filed a motion for leave to appeal the intermediate New York State appellate court’s ruling to the New York Court of Appeals. That motion was held in abeyance following Mitel’s filing of voluntary Chapter 11 bankruptcy petitions in the U.S. Bankruptcy Court for the Southern District of Texas. Plaintiffs and defendants memorialized settlement of the litigation in Mitel’s Chapter 11 plan of reorganization and related bankruptcy documentation. The effective date for Mitel’s plan of reorganization occurred on June 20, 2025. Pursuant to the settlement, the parties have submitted both (i) a stipulated request for withdrawal of the plaintiffs’ motion for leave to appeal to the New York Court of Appeals and (ii) a joint request to the trial court for the clerk to enter final judgment, dismissing with prejudice all claims and cross-claims. The request for withdrawal of the plaintiffs’ motion for leave to appeal has been granted and the trial court has directed the clerk to enter judgment in the case.

Management is not aware of any pending or threatened material litigation as of March 31, 2026 other than the matter disclosed above.

Note 9. Financial Highlights

The following table presents the Company's financial highlights for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026

	Class S	Class D	Class I
Per Share Data:
Net asset value at beginning of period	$24.40	$24.40	$24.40
Net investment income (1)	0.43	0.47	0.48
Net unrealized and realized gains (losses) (2)	(0.44)	(0.45)	(0.44)
Net increase (decrease) in net assets resulting from operations	(0.01)	0.02	0.04
Distribution declared (3)
Net investment income	(0.43)	(0.47)	(0.48)
Net realized gains	—	—	—
Distributions in excess of net investment income	(0.06)	(0.05)	(0.06)
Net asset value at end of period	$23.90	$23.90	$23.90

Total return (4)	(0.09)%	0.06%	0.12%
Shares outstanding, end of period	119,790,836	1,658,694	483,033,517
Weighted average shares outstanding	122,335,717	1,639,417	502,491,817
Ratio/Supplemental Data
Net assets at end of period	$2,862,514	$39,636	$11,542,537
Annualized ratio of net expenses to average net assets (5)	7.81%	7.08%	6.96%
Annualized ratio of net investment income to average net assets (5)	7.18%	7.90%	8.03%
Portfolio turnover rate	8.67%	8.67%	8.67%
Asset coverage per unit (6)	2,362	2,362	2,362

The following table presents the Company's financial highlights for the three months ended March 31, 2025:

	Three Months Ended March 31, 2025

	Class S	Class D	Class I
Per Share Data:
Net asset value at beginning of period	$24.86	$24.86	$24.86
Net investment income (1)	0.47	0.52	0.52
Net unrealized and realized gains (losses) (2)	(0.13)	(0.15)	(0.13)
Net increase (decrease) in net assets resulting from operations	0.34	0.37	0.39
Distribution declared (3)
Net investment income	(0.55)	(0.58)	(0.60)
Net realized gains	—	—	—
Distributions in excess of net investment income	—	—	—
Net asset value at end of period	$24.65	$24.65	$24.65

Total return (4)	1.36%	1.51%	1.58%
Shares outstanding, end of period	94,805,350	1,065,047	365,419,534
Weighted average shares outstanding	90,529,907	1,050,664	345,263,251
Ratio/Supplemental Data
Net assets at end of period	$2,336,682	$26,250	$9,006,550
Annualized ratio of net expenses to average net assets (5)	7.04%	6.23%	6.12%
Annualized ratio of net investment income to average net assets (5)	7.66%	8.46%	8.57%
Portfolio turnover rate	8.21%	8.21%	8.21%
Asset coverage per unit (6)	2,781	2,781	2,781

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
(4)
Total return is calculated as the change in net asset value ("NAV") per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share (which for the purposes of this calculation is equal to the net offering price in effect at that time). An investment in the Company is subject to maximum upfront sales load of 3.5% and 1.5% for Class S shares and Class D shares, respectively, of the offering price, which will reduce the amount of capital available for investment. Class I shares are not subject to upfront sales load. Total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses. Total return is not annualized.
(5)
Annualized for three months ended March 31, 2026 and 2025. Operating expenses may vary in the future based on the amount of capital raised and the Adviser’s election to receive expense support, if any.
(6)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of the three months ended March 31, 2026 and 2025, the Company's asset coverage was 236.2% and 278.1%, respectively.

Note 10. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

2032 Notes

On May 5, 2026, the Company priced an offering of an additional $300 million in aggregate principal amount of its 6.550% notes due 2032 (the "New 2032 Notes") in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. The New Notes will mature on March 15, 2032, and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the January 2025 Indenture. The offering closed on May 7, 2026.

The New 2032 Notes will constitute "Additional Notes" under the Third Supplemental Indenture governing the previously issued $500 million in aggregate principal amount of the Company’s 2032 Notes. The Company expects to use the net proceeds of the offering for general corporate purposes of the Company and the Company’s subsidiaries and/or to repay indebtedness, including under the Company’s Senior Secured Facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Apollo Debt Solutions BDC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Apollo Debt Solutions BDC and subsidiaries (the "Company") as of March 31, 2026, the related consolidated statements of operations, changes in net assets and cash flows and financial highlights for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2025, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein), and the financial highlights for the year then ended (not presented herein); and in our report dated March 11, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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

May 11, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with "Item 1. Financial Statements." This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in "Item 1A. Risk Factors" in Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2025 and "Item 1A. Risk Factors" in Part II of and elsewhere in this Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements. The three months ended March 31, 2026 represents the period from January 1, 2026 to March 31, 2026.

These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Apollo Debt Solutions BDC (the "Company," "we," "us" or "our"), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as "anticipates," "expects," "intends," "plans," "will," "may," "continue," "believes," "seeks," "estimates," "would," "could," "should," "targets," "projects," "outlook," "potential," "predicts" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•
our future operating results;
•
our business prospects and the prospects of the companies in which we may invest;
•
the impact of the investments that we expect to make;
•
our ability to raise sufficient capital to execute our investment strategy;
•
general economic and political trends and other external factors;
•
political, economic or industry conditions, or conditions affecting the financial and capital markets, including the effect of trade policy;
•
the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflicts in the Middle East and Eastern Europe;
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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled "Item 1A. Risk Factors" and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the "1934 Act").

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

Most of the debt instruments we invest in are unrated or rated below investment grade, which is often an indication of size, credit worthiness and speculative nature relative to the capacity of the borrower to pay interest and principal. Generally, if our unrated investments were rated, they would be rated below investment grade. These securities, which are often referred to as "junk" or "high yield", have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and are illiquid.

We do not intend to acquire securities issued by any investment company in excess of the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, a BDC generally cannot acquire more than 3% of the voting interests of any investment company, invest more than 5% of the value of its total assets in the securities of one investment company or invest more than 10% of the value of its total assets in the securities of investment companies in the aggregate. Subject to certain exemptive rules, including Rule 12d1-4, the Company may, subject to certain conditions, invest in other investment companies in excess of such thresholds. As of the date of this Annual Report, the Company entered into a fund of funds agreement and is an "acquired fund" for purposes of Rule 12d1-4. However, we do not deem the fund of funds agreement as material given that it is not part of the Company's principal investment strategy. For so long as the Company is an "acquired fund" for purposes of Rule 12d1-4, the Company will be required to limit its investments in the securities of other investment companies and private funds to no more than 10% of its total assets, subject to certain limited exceptions permitted under Rule 12d1-4. These restrictions may limit the Company's ability to invest in other investment companies to the extent desired.

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

Expenses

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, is provided and paid for by the Adviser. We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to: (a) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Advisory Agreement; (b) our allocable portion of compensation, and other expenses incurred by the Adviser or Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) our chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Adviser or Administrator that performs duties for us; and (iii) any internal audit group personnel of Apollo Global Management, Inc. and its consolidated subsidiaries ("AGM") or any of its affiliates. Excluded from the allowable reimbursement shall be: (i) rent or depreciation, utilities, capital equipment, and other administrative items of the Adviser or Administrator; and (ii) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any Controlling Person of the Adviser or Administrator. The term "Controlling Person" shall mean a person, whatever his or her title, who performs functions for the Adviser or Administrator similar to those of (i) the chairman or other member of a board of directors, (ii) executive officers or (iii) those holding 10% or more equity interest in the Adviser or Administrator, or a person having the power to direct or cause the direction of the Adviser or Administrator, whether through the ownership of voting securities, by contract or otherwise; and (c) all other expenses of our operations, administrations and transactions.

With respect to costs incurred in connection with our organization and offering and all other costs incurred prior to the time we break escrow for the offering, the Adviser has agreed to advance all such costs on our behalf. Unless the Adviser elects to cover such expenses pursuant to the Expense Support and Conditional Reimbursement Agreement (as defined below) we entered into with the Adviser, we will be obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for our offering of Common Shares. See "—Expense Support and Conditional Reimbursement Agreement." Any reimbursements that may be made by us in the future will not exceed actual expenses incurred by the Adviser and its affiliates.

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

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support Agreement with the Adviser. For additional information see "Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions."

Recent Developments

Please see "Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 10. Subsequent Events" for a summary of recent developments.

Portfolio and Investment Activity

Our portfolio and investment activity during the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(in thousands)*	2026	2025
Investments made in portfolio companies	$3,131,262	$4,130,849
Investments sold	(1,298,804)	(730,503)
Net activity before repaid investments	$1,832,458	$3,400,346
Investments repaid	(864,974)	(574,549)
Net investment activity	$967,484	$2,825,797

Portfolio companies at beginning of period	415	323
Number of new portfolio companies	36	50
Number of exited portfolio companies	(51)	(20)
Portfolio companies at end of period	400	353

Number of investments made in existing portfolio companies	120	75

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Portfolio composition, at fair value:
First lien secured debt	99.4%	99.7%
Second lien secured debt	0.0%	0.0%
Unsecured debt and other	0.6%	0.3%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	8.6%	8.6%
Second lien secured debt (2)	0.0%	0.0%
Unsecured debt and other (2)	8.9%	6.5%
Total portfolio (3)	8.6%	8.6%
Interest rate type, at fair value (4):
Fixed rate amount	$1.0 billion	$0.7 billion
Floating rate amount	$24.0 billion	$23.7 billion
Fixed rate, as percentage of total	3.8%	3.2%
Floating rate, as percentage of total	96.2%	96.8%
Interest rate type, at amortized cost (4):
Fixed rate amount	$0.9 billion	$0.7 billion
Floating rate amount	$24.2 billion	$23.6 billion
Fixed rate, as percentage of total	3.7%	3.0%
Floating rate, as percentage of total	96.3%	97.0%
Weighted average spread over reference rate of all floating rate investments	4.8%	4.8%

(1)
An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.
(2)
Exclusive of investments on non-accrual status. As of March 31, 2026 and December 31, 2025, 0.4% and 0.3% of investments were on non-accrual status, respectively.
(3)
Inclusive of all income generating investments, non-income generating investments and investments on non-accrual status.
(4)
Inclusive of performing income producing investments.

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Investment Ranking	Fair Value	Percentage	Fair Value	Percentage
(in thousands)
1	$—	—	$—	—
2	24,460,328	97.3%	24,258,409	99.0%
3	582,918	2.3%	173,005	0.7%
4	99,023	0.4%	75,053	0.3%
5	6,814	0.0%	9,161	0.0%
Total	$25,149,083	100.0%	$24,515,628	100.0%

Results of Operations

Operating results for the three months ended March 31, 2026 and 2025 were as follows (dollar amounts in millions)*:

	Three Months Ended March 31,
	2026	2025
Total investment income	$561.6	$392.8
Net expenses	(266.6)	(168.7)
Net investment income	295.0	224.1
Net realized gain (loss)	24.9	(60.0)
Net unrealized appreciation (depreciation)	(308.5)	(1.5)
Net increase (decrease) in net assets resulting from operations	$11.4	$162.6

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

Investment Income

Investment income, for the three months ended March 31, 2026 and 2025 were as follows (dollar amounts in millions)*:

	Three Months Ended March 31,
	2026	2025
Interest income	$531.5	$381.8
PIK interest income	16.1	5.3
Dividend income	0.8	1.7
Other income	13.2	4.1
Total investment income	$561.6	$392.8

* Totals may not foot due to rounding.

For the three months ended March 31, 2026, total investment income increased to $561.6 million from $392.8 million for the same period in the prior year, primarily driven by our continuing deployment of capital. The size of our investment portfolio at fair value increased to $25.1 billion at March 31, 2026 from $17.4 billion at March 31, 2025. For the three months ended March 31, 2026 and 2025 payment-in-kind interest income represented 2.9% and 1.3% of total investment income, respectively. We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments, and changes in interest rates.

Expenses

Expenses for the three months ended March 31, 2026 and 2025 were as follows (dollar amounts in millions)*:

	Three Months Ended March 31,
	2026	2025
Management fees	$46.9	$33.4
Performance-based incentive fees	43.1	31.6
Interest and other debt expenses	158.9	92.1
Offering costs	0.1	0.3
Trustees' fees	0.4	0.2
Shareholder servicing fees	6.2	4.7
Administrative service expenses	3.2	2.3
Other general and administrative expenses	7.8	4.1
Total expenses	$266.6	$168.7

* Totals may not foot due to rounding.

For the three months ended March 31, 2026 and 2025, net expenses were $266.6 million and $168.7 million, respectively, primarily comprised of interest and other debt expenses.

Interest and other debt expenses

For the three months ended March 31, 2026, interest and other debt expenses increased to $158.9 million from $92.1 million for the same period in the prior year, primarily driven by increased borrowings outstanding. The total annualized cost of debt decreased to 6.2% for the three months ended March 31, 2026 from 7.1% for the same period in the prior year. Although the cost of debt decreased, the average principal debt outstanding increased to $10.3 billion for the three months ended March 31, 2026 from $5.2 billion for the same period in the prior year yielding to a higher interest expense.

Management fees

For the three months ended March 31, 2026, gross management fees increased to $46.9 million from $33.4 million for the same period in the prior year, primarily due to an increase in average net assets. Our average net assets increased to $15.2 billion for the three months ended March 31, 2026 from $10.8 billion for the three months ended March 31, 2025. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. No management fees have been waived for the three months ended March 31, 2026 and 2025.

Incentive fees

For the three months ended March 31, 2026, incentive fees increased to $43.1 million from $31.6 million for the same period in the prior year primarily due to our deployment of capital and increase in net investment income. No incentive fees have been waived for the three months ended March 31, 2026 and 2025.

Other expenses

Total other expenses were $17.6 million for the three months ended March 31, 2026, primarily comprised of $6.2 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors, $7.8 million of general and administrative expenses (including insurance, filing, research, and fees paid to our sub-administrator and transfer agent), and $3.6 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company). Total other expenses for the same period in the prior year were $11.3 million. The increase compared to the same period in the prior year was primarily driven by the increased costs attributable to servicing a growing investment portfolio, increased subscriptions to our Class S and Class D shares.

Expense support

For the three months ended March 31, 2026 and 2025, the Company did not receive expense support from the Adviser and did not make any repayments.

Net Realized Gain (Loss)

Net realized gains (losses) for the three months ended March 31, 2026 and 2025 were comprised of the following (dollar amounts in millions)*:

	Three Months Ended March 31,
	2026	2025
Non-controlled/non-affiliated investments	$15.6	$2.9
Derivative instruments	0.7	0.6
Foreign currency forward contracts	(7.4)	(67.3)
Foreign currency translations	16.0	3.9
Net realized gains (losses)	$24.9	$(60.0)

* Totals may not foot due to rounding.

For the three months ended March 31, 2026, we recorded total net realized gains of $24.9 million, driven by net realized gains of $15.6 million on non-controlled/non-affiliated investments primarily due to full or partial sales and/or restructuring of our debt investments, net realized gains of $16.0 million on foreign currency translations, and net realized gains of $0.7 million on derivative instruments. Net realized gains were partially offset by net realized losses of $7.4 million on foreign currency transactions.

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

Net Unrealized Gain (Loss)

Net change in unrealized gains (losses) for the three months ended March 31, 2026 and 2025 were comprised of the following (dollar amounts in millions)*:

	Three Months Ended March 31,
	2026	2025
Non-controlled/non-affiliated investments	$(378.5)	$17.6
Derivative instruments	5.0	(0.6)
Foreign currency forward contracts	64.8	(25.9)
Foreign currency translations	0.2	7.5
Net change in unrealized gains (losses)	$(308.5)	$(1.5)

* Totals may not foot due to rounding.

For the three months ended March 31, 2026, we recorded net unrealized losses of $378.5 million on non-controlled/non-affiliated investments. The fair value of our debt investments, as a percentage of principal, decreased from 100.5% as of December 31, 2025 to 98.8% as of March 31, 2026, reflecting changes in portfolio company fundamentals, broader market conditions, and foreign exchange rates. These losses were partially offset by net unrealized gains of $64.8 million on foreign currency forward contracts, $5.0 million in unrealized gains on derivative instruments, and $0.2 million on foreign currency translations influenced by the U.S. dollar strengthening against major foreign currencies during the period, with the most significant impact arising from our Euro and British Pound exposures.

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

The net change in unrealized gains (losses) include the impact of transferring unrealized appreciation (depreciation) to realized gains (losses) due to sale and paydown activity.

Interest Rate Swaps

The Company uses interest rate swaps to mitigate interest rate risk associated with the Company's fixed rate liabilities, and has designated certain interest rate swaps to be in a hedge accounting relationship. See "Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 2. Significant Accounting Policies" and "Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 5. Derivative Instruments" for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship, and our consolidated schedule of investments for additional disclosure regarding these derivative instruments. See "Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 6. Debt and Foreign Currency Transactions and Translations" for additional disclosure regarding the carrying value of our debt.

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

Currency Swaps

The Company uses currency swaps to mitigate the value of portfolio securities denominated in particular currencies against fluctuations in relative value or to gain or reduce exposure to certain currencies. See "Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 2. Significant Accounting Policies" and "Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 5. Derivative Instruments" for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship, and our consolidated schedule of investments for additional disclosure regarding these derivative instruments. See "Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 6. Debt and Foreign Currency Transactions and Translations" for additional disclosure regarding the carrying value of our debt.

Options

In addition to foreign currency forward contracts and swaps, the Company held option-based derivative instruments, including interest rate swaptions and binary options, as of March 31, 2026. These instruments are recorded at fair value on the Consolidated Statements of Assets and Liabilities, with changes in fair value recognized in net unrealized appreciation (depreciation) within derivative instruments on the Consolidated Statements of Operations. The Company does not designate these option instruments for hedge accounting.

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

As of March 31, 2026, we had six asset based leverage facilities, eleven unsecured debt issuances, fifteen CLO Notes, and one Senior Secured Facility outstanding. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%.

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

Debt

See Note 6 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of March 31, 2026:

	Payments Due by Period*
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$66	$—	$—	$66	$—
SPV Financing Facilities (2)	4,047	—	500	3,547	—
CLO Notes	1,586	—	—	—	1,586
Unsecured Notes	4,905	330	825	2,250	1,500
Total Debt Obligations	$10,604	$330	$1,325	$5,863	$3,086

* Totals may not foot due to rounding.

(1)
As of March 31, 2026, aggregate lender commitments under the Senior Secured Facility totaled $3.8 billion of unused capacity.
(2)
As of March 31, 2026, aggregate lender commitments under the SPV Financing Facilities totaled $1.2 billion of unused capacity.

The following table shows the contractual maturities of our debt obligations as of December 31, 2025:

	Payments Due by Period*
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$272	$—	$—	$272	$—
SPV Financing Facilities (2)	3,500	—	—	3,028	472
CLO Notes	1,586	—	—	—	1,586
Unsecured Notes	4,157	332	825	1,500	1,500
Total Debt Obligations	$9,515	$332	$825	$4,800	$3,558

* Totals may not foot due to rounding.

(1)
As of December 31, 2025, aggregate lender commitments under the Senior Secured Facility totaled $3.2 billion of unused capacity.
(2)
As of December 31, 2025, aggregate lender commitments under the SPV Financing Facilities totaled $200.0 million of unused capacity.

Net Assets

See Note 7 to the consolidated financial statements for information on the Company’s Common Shares and related capital activities.

Distributions

The following table summarizes our distributions declared and payable for the three months ended March 31, 2026 (dollar amounts in thousands, except per share amounts):

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2026	January 23, 2026	February 27, 2026	$0.1624	$19,570	$0.1748	$281	$0.1800	$89,426
February 28, 2026	February 23, 2026	March 26, 2026	0.1641	20,023	0.1753	288	0.1800	90,560
March 31, 2026	March 23, 2026	April 28, 2026	0.1626	20,268	0.1749	292	0.1800	91,509
			$0.4891	$59,861	$0.5250	$861	$0.5400	$271,495

* Totals may not foot due to rounding.

The following table presents distributions that were declared during the three months ended March 31, 2025 (dollar amounts in thousands, except per share amounts):

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

Sources of distributions, other than net investment income and realized gains on a U.S. generally accepted accounting principles ("GAAP") basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the three months ended March 31, 2026 (dollar amounts in thousands, except per share amounts):

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.4300	$52,602	$0.4732	$776	$0.4807	$241,686
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	0.0591	7,259	0.0518	85	0.0593	29,809
	$0.4891	$59,861	$0.5250	$861	$0.5400	$271,495

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

The following table presents information with respect to the Company’s share repurchases during the three months ended March 31, 2026 (dollar amounts in thousands, except per share amounts):

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase plan
March 16, 2026	30,261,082	5.00%	$23.90	March 31, 2026	$722,586	—

(1) Percentage is based on total shares as of the close of the previous calendar quarter.

(2) Amounts shown net of Early Repurchase Deduction.

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

(3) Amounts shown net of Early Repurchase Deduction.

Contractual Obligations

We have entered into the Advisory Agreement with the Adviser to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. We have also entered into an Expense Support Agreement with the Adviser to provide us with support with respect to certain expenses and subject to reimbursement. Payments for investment advisory services under the Advisory Agreements, reimbursements under the Administration Agreement and support and reimbursements under the Expense Support Agreement are described in "Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions."

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. The Company provides funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2026 and December 31, 2025, we had unfunded commitments, including delayed draw term loans, revolvers, bridge loan and backstop commitments, with an aggregate principal amount of $4.5 billion and $4.7 billion, respectively.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business.

On March 14, 2023, certain First Lien and Second Lien holders of debt issued by Mitel filed a complaint in New York State Court captioned Ocean Trails CLO VII et al v. MLN TopCo Ltd., et al, Index No. 651327/2023, against certain other First Lien and Second Lien debt holders, as well as the Company, alleging, among other things, that the defendant lenders breached the terms of their lending agreements and the New York Uniform Voidable Transfer Act in connection with certain amendments to the relevant documents governing the debt. On December 5, 2023, the trial court granted defendants’ motions to dismiss in part and denied them in part. The plaintiffs and defendants appealed the courts’ motion to dismiss ruling to the intermediate New York State appellate court. On December 31, 2024, the intermediate New York State appellate court dismissed the entire case, including all claims against the Company. On January 30, 2025, plaintiffs filed a motion for leave to appeal the intermediate New York State appellate court’s ruling to the New York Court of Appeals. That motion was held in abeyance following Mitel’s filing of voluntary Chapter 11 bankruptcy petitions in the U.S. Bankruptcy Court for the Southern District of Texas. Plaintiffs and defendants memorialized settlement of the litigation in Mitel’s Chapter 11 plan of reorganization and related bankruptcy documentation. The effective date for Mitel’s plan of reorganization occurred on June 20, 2025. Pursuant to the settlement, the parties have submitted both (i) a stipulated request for withdrawal of the plaintiffs’ motion for leave to appeal to the New York Court of Appeals and (ii) a joint request to the trial court for the clerk to enter final judgment, dismissing with prejudice all claims and cross-claims. The request for withdrawal of the plaintiffs’ motion for leave to appeal has been granted and the trial court has directed the clerk to enter judgment in the case.

Management is not aware of any pending or threatened material litigation as of March 31, 2026 other than the matter disclosed above.

Related-Party Transactions

We entered into a number of business relationships with affiliated or related parties, including the following:

•
Advisory Agreement;
•
Administration Agreement
•
Intermediary Manager Agreement; and
•
Expense Support and Conditional Reimbursement Agreement.

In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See "Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions."

Critical Accounting Estimates

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, our significant accounting policies are further described in the notes to the consolidated financial statements. See "Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 2. Significant Accounting Policies" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

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

Pursuant to Rule 2a-5 under the 1940 Act, our Board has designated the Adviser as its "valuation designee" to perform the fair value determinations for investments held by us without readily available market quotations. The Adviser, as "valuation designee," is responsible for determining the fair value of our portfolio investments, subject to the oversight of the Board.

Investments for which market quotations are readily available are typically valued at such market quotations. In order to verify whether market quotations are deemed to represent fair value, the Adviser, looks at certain factors including the source and nature of the quotations. Market quotations may be deemed not to represent fair value in certain circumstances where the Adviser reasonably believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotes not to reflect the fair value of the security. Examples of these events could include cases in which material events are announced after the close of the market on which a security is primarily traded, when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a "fire sale" by a distressed seller.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the three months ended March 31, 2026, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Fair Value Measurements

The Company follows guidance in ASC 820, Fair Value Measurement ("ASC 820"), where fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are determined within a framework that establishes a three-tier hierarchy which maximizes the use of observable market data and minimizes the use of unobservable inputs to establish a classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, such as the risk inherent in a particular valuation technique used to measure fair value using a pricing model and/or the risk inherent in the inputs for the valuation technique. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the information available. The inputs or methodology used for valuing assets or liabilities may not be an indication of the risks associated with investing in those assets or liabilities.

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

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by our Board based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" as well as Notes 2 and 4 to our consolidated financial statements for the three months ended March 31, 2026, for more information relating to our investment valuation.

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

As of March 31, 2026, 96% of our debt portfolio investments bore interest at variable rates, which generally are SOFR based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Our SPV Financing Facilities generally bear interest at SOFR rates subject to certain interest rate floors. Our Unsecured Notes, which bear interest at fixed rates, are hedged by entering into fixed to floating interest rate swaps, in order to align the interest rates of our liabilities in our investment portfolio.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of March 31, 2026, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
(in millions)
Up 200 basis points	$269.0	$0.44
Up 150 basis points	201.7	0.33
Up 100 basis points	134.5	0.22
Up 50 basis points	67.2	0.11
Down 50 basis points	(67.0)	(0.11)
Down 100 basis points	(133.9)	(0.22)
Down 150 basis points	(200.6)	(0.33)
Down 200 basis points	(265.3)	(0.44)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

On March 14, 2023, certain First Lien and Second Lien holders of debt issued by Mitel filed a complaint in New York State Court captioned Ocean Trails CLO VII et al v. MLN TopCo Ltd., et al, Index No. 651327/2023, against certain other First Lien and Second Lien debt holders, including the Company, alleging, among other things, that the defendant lenders breached the terms of their lending agreements and the New York Uniform Voidable Transfer Act in connection with certain amendments to the relevant documents governing the debt. On December 5, 2023, the trial court granted defendants’ motions to dismiss in part and denied them in part. The plaintiffs and defendants appealed the courts’ motion to dismiss ruling to the intermediate New York State appellate court. On December 31, 2024, the intermediate New York State appellate court dismissed the entire case, including all claims against the Company. On January 30, 2025, plaintiffs filed a motion for leave to appeal the intermediate New York State appellate court’s ruling to the New York Court of Appeals. That motion was held in abeyance following Mitel’s filing of voluntary Chapter 11 bankruptcy petitions in the U.S. Bankruptcy Court for the Southern District of Texas. Plaintiffs and defendants memorialized settlement of the litigation in Mitel’s Chapter 11 plan of reorganization and related bankruptcy documentation. The effective date for Mitel’s plan of reorganization occurred on June 20, 2025. Pursuant to the settlement, the parties have submitted both (i) a stipulated request for withdrawal of the plaintiffs’ motion for leave to appeal to the New York Court of Appeals and (ii) a joint request to the trial court for the clerk to enter final judgment, dismissing with prejudice all claims and cross-claims. The request for withdrawal of the plaintiffs’ motion for leave to appeal has been granted and the trial court has directed the clerk to enter judgment in the case.

Management is not aware of any pending or threatened material litigation as of March 31, 2026 other than the matter disclosed above.

Item 1A. Risk Factors

In addition to the other information set forth in this report and as provided below, you should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

We may be subject to risks associated with our investments in the software industry

The revenue, income (or losses) and valuations of software and other technology-related companies, including companies focused on the development of artificial intelligence, can and often do fluctuate suddenly and dramatically. While the continued expansion of such companies may present opportunities, it may also lead to inflated or unsustainable valuations for certain companies, particularly in the absence of consistent revenue or profitability. If valuations are not supported by long-term fundamentals, a correction in the market could result in substantial losses for our investments in the software industry. This risk is heightened in an environment where market sentiment and investor enthusiasm for artificial intelligence-driven innovation may outpace actual business performance of certain software and other technology-related companies, potentially creating valuation bubbles that could burst with broader economic or market shifts.

In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by our portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. Additionally, companies operating in the software industry are subject to vigorous competition, changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. Our portfolio companies in the software industry could compete with companies that are larger and could be engaged in a greater range of businesses or have greater financial, technical, sales or other resources than our portfolio companies do. Our portfolio companies could lose market share if their competitors introduce or acquire new products that compete with their software and related services or add new features to existing products. Any deterioration in the results of our portfolio companies due to competition or otherwise could, in turn, materially adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Refer to our Current Reports on Form 8-K filed with SEC on January 23, 2026, February 23, 2026, March 23, 2026, and April 23, 2026 for information about unregistered sales of our equity securities during the quarter.

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

Under the share repurchase plan, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an "Early Repurchase Deduction"). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

The following table presents information with respect to the Company’s share repurchases during the three months ended March 31, 2026 (dollar amounts in thousands, except per share amounts):

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase plan
March 16, 2026	30,261,082	5.00%	$23.90	March 31, 2026	$722,586	—

(1) Percentage is based on total shares as of the close of the previous calendar quarter.

(2) Amounts shown net of Early Repurchase Deduction.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2026, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Chief Accounting Officer Appointment

On May 7, 2026, the Board appointed Bryan Johnston as Chief Accounting Officer of the Company, effective as of the close of business on May 15, 2026.

Mr. Johnston (i) was not appointed as the Company’s Chief Accounting Officer pursuant to any arrangement or understanding with any other person; (ii) does not have a family relationship with any of the Company’s trustees or other executive officers; (iii) has not engaged, since the beginning of the Company’s last fiscal year, nor proposes to engage, in any transaction in which the Company was or is a participant; and (iv) has not entered into, nor expects to enter into, any material plan, contract, arrangement, grant or award in connection with his appointment as the Company’s Chief Accounting Officer.

Mr. Johnston, 40, joined Apollo, an affiliate of the Company’s investment adviser, in 2025 as a Principal. Prior to joining Apollo, Mr. Johnston was a Vice President at Sixth Street Advisers from March 2021 to September 2025. Mr. Johnston started his career in public accounting with Deloitte & Touche (2009-2021) rising to Senior Manager. Mr. Johnston earned a Bachelor of Business Administration with a concentration in Accounting from Colorado State University and a Master of Accountancy from Rider University. Mr. Johnston is a Certified Public Accountant (CPA).

Item 6. Exhibits

Exhibit Number	Description of Exhibits
3.1	Fifth Amended and Restated Declaration of Trust of the Registrant (1)
3.2	Third Amended and Restated Bylaws of the Registrant (2)
10.1

First Amendment to Loan and Security Agreement, dated as of February 10, 2026, by and between Warbler Funding LLC, a subsidiary of Apollo Debt Solutions BDC, as borrower, Apollo Debt Solutions BDC, as collateral manager and as equityholder, the lenders from time to time parties thereto, Wells Fargo Bank, National Association, as administrative agent, and The Bank of New York Mellon trust Company, National Association, as collateral agent. (3)

10.2

Credit Agreement, dated March 9, 2026, by and between Bald Eagle Funding LLC, as borrower, Bank of America, N.A., as administrative agent, Citibank, N.A., as collateral agent and collateral custodian, Virtus Group, LP, as collateral administrator and the lenders party thereto. (4)

10.3	Security Agreement, dated March 9, 2026, by and between Bald Eagle Funding LLC, as pledgor, and Bank of America, N.A., as administrative agent on behalf of the secured parties. (5)
10.4	Collateral Management Agreement, dated March 9, 2026, by and between Bald Eagle Funding LLC, as borrower and Apollo Debt Solutions BDC, as collateral manager. (6)
10.5	Loan Sale Agreement, dated March 9, 2026, by and between Bald Eagle Funding LLC, as buyer and Apollo Debt Solutions BDC, as seller. (7)
10.6

Second Amendment to Credit Agreement, dated as of March 12, 2026, by and between Grouse Funding LLC, as borrower, Apollo Debt Solutions BDC, as investment manager and guarantor, the lenders from time to time party thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent, State Street Bank and Trust Company, as collateral custodian and collateral agent, and Virtus Group, LP, as collateral administrator. (8)

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

(1)
Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K (File No. 814-01424), filed on March 13, 2025.
(2)
Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 814-01424), filed on March 14, 2024.
(3)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on February 11, 2026.
(4)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on March 11, 2026.
(5)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on March 11, 2026.
(6)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on March 11, 2026.
(7)
Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on March 11, 2026.
(8)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on March 13, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Earl Hunt Earl Hunt	Chairperson, Chief Executive Officer and Trustee (Principal Executive Officer)	May 11, 2026

/s/ Eric Rosenberg Eric Rosenberg	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 11, 2026