Form 10-Q
period 2026-06-30
Apollo Debt Solutions BDC
filed 2026-08-10
CIK 1837532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, there was no established public market for the Registrant’s common shares of beneficial interest ("Common Shares").

The number of shares of the Registrant’s Common Shares, $0.01 par value per share, outstanding as of August 10, 2026 was 120,749,477 Class S Common Shares, 1,718,732 Class D Common Shares and 468,544,335 Class I Common Shares. Common Shares outstanding exclude August 1, 2026 subscriptions since the issuance price is not yet finalized at this time.

APOLLO DEBT SOLUTIONS BDC

PART I. FINANCIAL INFORMATION

In this report, the terms the "Company," "ADS," "we," "us" or "our" refer to Apollo Debt Solutions BDC unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $25,642,943 and $24,414,425 at June 30, 2026 and December 31, 2025, respectively)	$25,367,235	$24,515,628
Cash and cash equivalents	857,638	498,557
Foreign currencies (cost — $147,028 and $47,510 at June 30, 2026 and December 31, 2025, respectively)	147,112	47,510
Receivable for investments sold	1,015,662	679,768
Interest receivable	203,050	143,715
Unrealized appreciation on foreign currency forward contracts	88,591	—
Other assets	182,207	12,362
Total assets	$27,861,495	$25,897,540

Liabilities
Debt (net of deferred financing costs and unamortized original issue discount of $111,467 and $85,886 at June 30, 2026 and December 31, 2025, respectively)	$12,152,003	$9,485,967
Payable for investments purchased	465,913	593,548
Payable for share repurchases (Note 7)	720,104	688,665
Distributions payable	109,120	111,985
Interest payable	158,330	144,938
Management fees payable	15,148	16,434
Performance-based incentive fees payable	44,329	44,714
Accrued administrative services expense payable	1,386	1,015
Unrealized depreciation on foreign currency forward contracts	—	27,819
Other liabilities and accrued expenses	197,181	12,247
Total liabilities	$13,863,514	$11,127,332
Commitments and contingencies (Note 8)
Total Net Assets	$13,997,981	$14,770,208

Net Assets
Common shares, $0.01 par value (587,378,992 and 605,221,633 shares issued and outstanding, respectively)	$5,874	$6,052
Capital in excess of par value	14,497,712	14,909,068
Accumulated distributed earnings (losses)	(505,605)	(144,912)
Total Net Assets	$13,997,981	$14,770,208

Net Asset Value Per Share
Class S Shares:
Net assets	$2,854,127	$2,893,219
Common shares outstanding ($0.01 par value, unlimited shares authorized)	119,764,016	118,552,219
Net asset value per share	$23.83	$24.40
Class D Shares:
Net assets	$40,885	$40,293
Common shares outstanding ($0.01 par value, unlimited shares authorized)	1,715,588	1,651,023
Net asset value per share	$23.83	$24.40
Class I Shares:
Net assets	$11,102,969	$11,836,696
Common shares outstanding ($0.01 par value, unlimited shares authorized)	465,899,388	485,018,391
Net asset value per share	$23.83	$24.40

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$561,255	$442,416	$1,092,741	$824,180
PIK interest income	20,484	9,233	36,593	14,511
Dividend income	6,617	1,754	7,475	3,429
Other income	3,519	3,121	16,701	7,176
Total Investment Income	$591,875	$456,524	$1,153,510	$849,296
Operating Expenses
Management fees	$45,623	$39,815	$92,569	$73,231
Performance-based incentive fees	44,329	37,660	87,397	69,309
Interest and other debt expenses	179,697	108,592	338,607	200,728
Offering costs	450	79	519	369
Trustees' fees	357	165	710	329
Shareholder servicing fees	6,141	5,393	12,368	10,104
Administrative service expenses	3,197	2,357	6,371	4,640
Other general and administrative expenses	8,100	4,381	15,924	8,473
Total Expenses	287,894	198,442	554,465	367,183
Net Investment Income	$303,981	$258,082	$599,045	$482,113
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(57,989)	$(31,674)	$(42,351)	$(28,780)
Derivative instruments	10,114	680	10,764	1,267
Foreign currency forward contracts	(4,844)	(142,729)	(12,271)	(210,065)
Foreign currency transactions	(4,372)	13,226	11,684	17,119
Net realized gains (losses)	(57,091)	(160,497)	(32,174)	(220,459)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	1,635	262,151	(376,890)	279,755
Derivative instruments	(18,299)	(14,878)	(13,235)	(15,468)
Foreign currency forward contracts	51,622	(75,511)	116,410	(101,460)
Foreign currency translations	2,710	15,220	2,875	22,704
Net unrealized gains (losses)	37,668	186,982	(270,840)	185,531
Net Realized and Change in Unrealized Gains (Losses)	$(19,423)	$26,485	$(303,014)	$(34,928)
Net Increase (Decrease) in Net Assets Resulting from Operations	$284,558	$284,567	$296,031	$447,185

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operations
Net investment income	$303,981	$258,082	$599,045	$482,113
Net realized gains (losses)	(57,091)	(160,497)	(32,174)	(220,459)
Net change in unrealized gains (losses)	37,668	186,982	(270,840)	185,531
Net Increase (Decrease) in Net Assets Resulting from Operations	$284,558	$284,567	$296,031	$447,185

Distributions to Shareholders
Class S	$(59,368)	$(56,641)	$(119,229)	$(106,264)
Class D	(899)	(671)	(1,648)	(1,285)
Class I	(264,352)	(248,625)	(535,847)	(455,810)
Net Decrease in Net Assets Resulting from Distributions to Shareholders	$(324,619)	$(305,937)	$(656,724)	$(563,360)

Capital Share Transactions
Class S:
Proceeds from shares sold	$33,269	$274,331	$156,021	$615,106
Share conversion	(5,908)	(4,523)	(5,991)	(7,330)
Repurchase of common shares, net of early repurchase deduction	(59,606)	(29,688)	(183,768)	(56,569)
Distributions reinvested	31,857	31,195	65,288	58,066
Class D:
Proceeds from shares sold	1,015	3,548	2,724	3,995
Share conversion	—	—	(1,827)	—
Repurchase of common shares, net of early repurchase deduction	(246)	(12)	(537)	(12)
Distributions reinvested	593	458	1,186	904
Class I:
Proceeds from shares sold	155,868	1,599,036	623,782	3,199,727
Share conversion	5,908	4,523	7,818	7,330
Repurchase of common shares, net of early repurchase deduction	(664,761)	(177,418)	(1,270,806)	(280,683)
Distributions reinvested	95,366	91,351	194,576	170,058
Net Increase (Decrease) from Capital Share Transactions	$(406,645)	$1,792,801	$(411,534)	$3,710,592

Net Assets
Total increase (decrease) in net assets during the period	(446,706)	1,771,431	(772,227)	3,594,417
Net Assets at beginning of period	14,444,687	11,369,482	14,770,208	9,546,496
Net Assets at End of Period	$13,997,981	$13,140,913	$13,997,981	$13,140,913

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands, except share and per share data)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net increase (decrease) in net assets resulting from operations	$296,031	$447,185
Net realized (gain) loss on investments	42,351	28,780
Net realized (gain) loss on derivatives	(10,764)	(1,267)
Net change in unrealized (gains) losses on investments	376,890	(279,755)
Net change in unrealized (gains) losses on derivatives	13,235	15,468
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(116,410)	101,460
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(2,875)	(22,704)
PIK interest capitalized	(34,876)	(13,957)
Net accretion of discount and amortization of premium	(29,442)	(21,336)
Amortization of deferred financing costs	12,325	7,043
Amortization of offering costs	519	369
Purchase of investments	(5,790,899)	(8,975,826)
Purchase of derivatives	(7,495)	—
Proceeds from sale of investments and principal repayments	4,595,517	3,959,337
Changes in operating assets and liabilities:
Interest receivable	(59,335)	(64,394)
Receivable for investments sold	(335,894)	(307,717)
Other assets	(169,845)	(77,562)
Payable for investments purchased	(127,635)	616,471
Management fees payable	(1,286)	3,530
Performance-based incentive fees payable	(385)	9,137
Accrued administrative services expense payable	371	465
Interest payable	13,392	10,482
Other liabilities and accrued expenses	179,194	(15,651)
Net Cash (Used in)/Provided by Operating Activities	$(1,157,316)	$(4,580,442)

Financing Activities
Issuances of debt	$4,714,695	$4,918,574
Payments of debt	(2,031,953)	(2,802,110)
Financing costs paid and deferred	(25,432)	(12,343)
Proceeds from issuance of common shares	782,527	3,818,829
Repurchased shares, net of early repurchase deduction paid	(1,423,672)	(192,572)
Distributions paid	(398,539)	(303,518)
Offering costs paid and deferred	(519)	(369)
Net Cash (Used in)/Provided by Financing Activities	$1,617,107	$5,426,491

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash and cash equivalents and foreign currencies during the period	$459,791	$846,049
Effect of foreign exchange rate changes on cash and cash equivalents	(1,108)	179
Cash, cash equivalents and foreign currencies at beginning of period	546,067	412,840
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$1,004,750	$1,259,068

Supplemental Disclosure and Non-Cash Information
Cash interest paid	$312,890	$183,203
Distributions payable	$109,120	$106,656
Reinvestment of distributions during the period	$261,050	$229,028
PIK income	$36,593	$14,511

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Aerospace & Defense
Accel International
Accel International Holdings, LLC	First Lien Secured Debt - Term Loan	S+425, 0.50% Floor	04/26/2032	$187,003	$186,208	$187,358	(4)(16)
	First Lien Secured Debt - Revolver	S+425, 0.50% Floor	04/26/2032	6,435	6,300	6,435	(4)(12)(16)(34)
					192,508	193,793
Kaman
Kaman Corp	First Lien Secured Debt - Term Loan	S+200, 0.50% Floor	02/26/2032	24,845	24,810	24,834	(8)(16)
	First Lien Secured Debt - Delayed Draw	S+200, 0.50% Floor	02/26/2032	—	3	(1)	(5)(8)(34)
					24,813	24,833
MRO Holdings
MRO Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	10/04/2032	323,509	322,631	322,894	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	10/04/2032	31,463	31,088	31,370	(4)(9)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	05/05/2032	30,000	29,284	30,000	(4)(9)(12)(17)(34)
					383,003	384,264
Transdigm
Transdigm Inc.	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	02/13/2033	14,963	14,944	14,979	(16)
Triumph
TITAN BW BORROWER L.P.	First Lien Secured Debt - Term Loan	S+250 Cash plus 2.88% PIK, 0.50% Floor	07/24/2032	202,142	200,368	201,414	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	07/24/2032	10,030	9,913	9,970	(4)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	07/24/2032	—	(292)	(121)	(4)(5)(12)(34)
					209,989	211,263
Vantor Holdings Inc
Vantor Holdings Inc.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	03/03/2033	25,468	25,111	25,564	(18)
		Total Aerospace & Defense			$850,368	$854,696

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Air Freight & Logistics
Primeflight
PrimeFlight Acquisition, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	05/01/2029	$34,813	$34,479	$34,433	(4)(17)
	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	05/01/2029	9,900	9,814	9,900	(4)(17)
		Total Air Freight & Logistics			$44,293	$44,333
Automobile Components
Clarience Technologies
Truck-Lite Co., LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	02/13/2032	$193,519	$192,827	$192,648	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	02/13/2032	24,441	23,970	24,185	(4)(12)(17)(34)
	First Lien Secured Debt - Delayed Draw	S+575, 0.75% Floor	02/13/2032	—	(164)	(118)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	02/13/2031	—	(31)	(91)	(4)(5)(12)(34)
					216,602	216,624
Mavis Tire Express Services
Mavis Tire Express Services TopCo, L.P.	First Lien Secured Debt - Term Loan	S+300, 0.75% Floor	05/04/2028	45,534	45,448	45,520	(18)
	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	05/06/2033	12,000	11,940	12,000	(18)
					57,388	57,520
		Total Automobile Components			$273,990	$274,144
Banks
Creative Planning
CPI Holdco B, LLC	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	05/17/2031	$21,326	$21,273	$21,269	(16)
Singular Bank
Pluto Holdco Limited	First Lien Secured Debt - Term Loan	6.15% PIK	12/05/2026	€14,225	15,457	16,219	(3)(4)(8)(9)(10)(22)
		Total Banks			$36,730	$37,488
Beverages
Sazerac
Sazerac Co Inc	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	07/09/2032	$39,800	$39,616	$39,794	(16)
		Total Beverages			$39,616	$39,794
Building Products
American Bath
CP Atlas Buyer, Inc.	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	07/08/2030	$71,522	$68,497	$63,078	(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Chamberlain Group
Chariot Buyer LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	09/08/2032	53,522	53,307	53,615	(16)
Emerson Climate Technologies
Emerson Climate Technologies, Inc.	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	05/31/2030	3,125	3,120	3,126	(17)
EMRLD Borrower LP	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	08/04/2031	16,200	16,167	16,206	(16)
					19,287	19,332
Esdec
Esdec Solar Group B.V.	First Lien Secured Debt - Term Loan	7.00%	08/30/2028	€62,693	66,457	41,547	(3)(4)(8)(9)(22)(33)
	First Lien Secured Debt - Term Loan	8.94%	08/30/2028	708	296	366	(8)(9)(17)(33)
					66,753	41,913
Leaf Home
LHS Borrower LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	09/04/2031	248,060	244,743	243,818	(4)(16)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	09/04/2031	5,231	4,968	4,887	(4)(11)(12)(16)(34)
					249,711	248,705
Madison Air
Madison IAQ LLC	First Lien Secured Debt - Term Loan	S+175, 0.00% Floor	05/06/2032	22,114	21,911	22,088	(16)
Primesource
Park River Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	03/15/2031	44,945	44,574	44,943	(17)
Quikrete
Quikrete Holdings, Inc.	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	02/10/2032	97,672	97,503	97,712	(16)
	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	04/14/2031	4,950	4,950	4,952	(16)
					102,453	102,664
QXO Building Products, Inc.
QXO Building Products, Inc.	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	07/01/2033	40,000	39,900	39,961	(8)(16)
RF Fager
R.F. Fager Company, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	03/04/2030	2,379	2,343	2,338	(4)(9)(18)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	03/04/2030	978	963	960	(4)(9)(12)(16)(18)(34)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	03/04/2030	443	435	433	(4)(9)(12)(16)(18)(25)(34)
					3,741	3,731

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
US LBM
LBM Acquisition, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	06/06/2031	13,895	13,411	12,478	(16)
	First Lien Secured Debt - Term Loan	S+375, 0.75% Floor	06/06/2031	4,117	3,248	3,465	(16)
	First Lien Secured Debt - Corporate Bond	9.50%	06/15/2031	5,543	4,535	4,958
					21,194	20,901
Visual Comfort
VC GB Holdings I Corp	First Lien Secured Debt - Term Loan	S+350, 0.50% Floor	07/21/2028	69,817	68,859	69,988	(17)
		Total Building Products			$760,187	$730,919
Capital Markets
Edelman Financial Services
The Edelman Financial Center, LLC	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	12/01/2031	$20,000	$19,802	$20,080	(16)
Rialto
Rialto Management Group, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/05/2030	76,759	76,198	76,253	(4)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/05/2030	—	(23)	(24)	(4)(5)(12)(34)
					76,175	76,229
Russell
Russell Investments US Institutional Holdco Inc	First Lien Secured Debt - Term Loan	S+500 Cash plus 0.75% PIK, 2.00% Floor	12/29/2032	121,941	120,206	120,953	(4)(17)
	First Lien Secured Debt - Revolver	S+500, 2.00% Floor	12/29/2032	—	(148)	(80)	(4)(5)(12)(34)
					120,058	120,873
True Potential
Kane Bidco Limited	First Lien Secured Debt - Corporate Bond	SONIA+500, 0.00% Floor	03/21/2030	£61,000	77,892	80,913	(3)(4)(8)(9)(20)
		Total Capital Markets			$293,927	$298,095
Chemicals
Heubach
Heubach Holdings USA LLC	First Lien Secured Debt - Term Loan	11.00%	01/03/2029	$485	$484	$242	(4)(8)(17)(33)
SK Neptune Husky Group Sarl	First Lien Secured Debt - Term Loan	10.75%	01/03/2029	9,588	9,396	—	(4)(8)(17)(33)
					9,880	242

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
RMC
Rochester Midland Corporation	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	08/01/2029	12,393	12,232	12,213	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	08/01/2029	17,007	16,785	16,682	(4)(9)(12)(16)(34)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	08/01/2029	1,214	1,172	1,163	(4)(9)(12)(16)(34)
					30,189	30,058
Rochester Midland Corporation
RMC Topco LLC	Common Equity - Equity Unit	N/A	N/A	100 Units	100	136	(4)
Solenis
Olympus Water US Holding Corporation	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	11/03/2032	18,754	18,705	18,763	(17)
	First Lien Secured Debt - Corporate Bond	6.75%	08/01/2032	5,000	4,843	4,888
Solenis Holding Limited	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	06/20/2031	34,347	33,938	34,341	(17)
					57,486	57,992
Vantage Specialty Chemicals
Vantage Specialty Chemicals Holdings, Inc.	First Lien Secured Debt - Term Loan	S+400 Cash plus 2.75% PIK, 1.00% Floor	08/29/2029	56,526	55,390	51,348	(4)(17)
	First Lien Secured Debt - Revolver	S+625, 1.00% Floor	02/28/2029	1,327	1,234	885	(4)(12)(16)(34)
					56,624	52,233
Vita Global
Vita Global FinCo Limited	First Lien Secured Debt - Term Loan	8.00%	06/08/2029	£19,694	26,617	13,323	(3)(4)(8)(10)(20)(33)
		Total Chemicals			$180,896	$153,984
Commercial Services & Supplies
Allied Universal
Allied Universal Holdco LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	08/20/2032	$57,565	$57,498	$57,660	(16)
Azuria Water Solutions, Inc.
Azuria Water Solutions, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	04/25/2033	5,644	5,630	5,639	(17)
	First Lien Secured Debt - Delayed Draw	S+275, 0.00% Floor	04/25/2033	—	—	—	(16)(34)
					5,630	5,639
Best Trash
Bingo Group Buyer, Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	07/10/2031	23,306	23,084	23,248	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	07/10/2031	6,881	6,789	6,847	(4)(9)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	07/10/2031	63	44	58	(4)(9)(12)(17)(34)
					29,917	30,153

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Champions Group
LIDO Purchaser, Inc	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	04/04/2033	106,556	106,037	106,023	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	04/04/2033	—	(73)	(76)	(4)(5)(12)(34)
					105,964	105,947
Convergint
DG Investment Intermediate Holdings 2, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	07/09/2032	26,188	26,085	26,270	(16)
CoreTrust
Coretrust Purchasing Group LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	10/01/2029	42,891	42,337	42,449	(4)(16)
	First Lien Secured Debt - Revolver	S+675, 0.75% Floor	10/01/2029	—	(67)	(49)	(4)(5)(12)(34)
					42,270	42,400
Encore
AVSC Holding Corp.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/05/2031	199,820	196,522	198,221	(4)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/05/2029	2,598	2,297	2,425	(4)(12)(16)(34)
					198,819	200,646
Galaxy Service Partners
GSP Midco LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	10/17/2031	24,813	24,813	24,473	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	10/17/2031	15,423	15,227	15,081	(4)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	10/17/2031	—	—	(14)	(4)(5)(12)(34)
					40,040	39,540
GardaWorld
Garda World Security Corporation	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	02/01/2029	21,082	20,982	21,082	(8)(17)
HKA
Mount Olympus Bidco Limited	First Lien Secured Debt - Term Loan	S+525, 0.50% Floor	08/09/2029	13,705	13,499	13,470	(4)(8)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 0.50% Floor	08/09/2029	4,760	4,712	4,678	(4)(8)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+600, 0.50% Floor	08/09/2029	918	895	884	(4)(8)(9)(12)(17)(34)
					19,106	19,032
Ironclad
Mersino, Inc.	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	03/31/2029	2,954	2,932	2,921	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	03/31/2029	39	35	33	(4)(9)(12)(17)(34)
					2,967	2,954
Profile Products
Profile Products LLC	First Lien Secured Debt - Term Loan	S+560, 0.75% Floor	11/12/2027	4,788	4,788	4,788	(4)(17)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Public Partnerships
PPL Equity LP	Preferred Equity - Preferred Stocks	N/A	N/A	50,000 Shares	50	50	(4)(9)
	Common Equity - Equity Unit	N/A	N/A	50,000 Units	—	27	(4)(9)
					50	77
PureStar
AMCP Clean Acqusition Company, LLC	First Lien Secured Debt - Term Loan	S+425, 0.50% Floor	06/15/2030	146,024	145,104	148,762	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+425, 0.50% Floor	06/15/2030	101,414	100,762	102,377	(9)(17)
					245,866	251,139
Pye-Barker
Pye-Barker Fire & Safety LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	12/16/2032	13,050	12,989	13,084	(17)
	First Lien Secured Debt - Delayed Draw	S+250, 0.00% Floor	12/16/2032	306	307	307	(12)(17)(34)
					13,296	13,391
R.R. Donnelley
R. R. Donnelley & Sons Company	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	08/08/2029	167,969	164,612	165,802	(4)(9)(16)
Resource Innovations
North Haven RI Buyer, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	03/29/2030	20,313	20,021	20,142	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	03/29/2030	3,162	3,076	3,086	(4)(9)(12)(17)(34)
	First Lien Secured Debt - Revolver	P+375, 1.00% Floor	03/29/2030	1,300	1,268	1,280	(4)(9)(12)(17)(34)
					24,365	24,508
Reworld Holding Corporation
Reworld Holding Corporation	First Lien Secured Debt - Term Loan	S+225, 0.50% Floor	01/15/2031	9,950	9,931	9,958	(16)
SafetyCo
HEF Safety Ultimate Holdings, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	11/19/2029	10,379	10,215	10,374	(4)(9)(18)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	11/19/2029	2,537	2,512	2,536	(4)(9)(18)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	11/19/2029	—	(21)	(1)	(4)(5)(9)(12)(34)
					12,706	12,909
Service Logic
Saber Parent Holdings Corp	First Lien Secured Debt - Term Loan	S+250 Cash plus 2.25% PIK, 0.00% Floor	12/16/2032	169,904	169,117	170,924	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+250 Cash plus 2.25% PIK, 0.00% Floor	12/16/2032	8,494	8,367	8,545	(4)(12)(16)(34)
	First Lien Secured Debt - Revolver	P+350, 0.00% Floor	12/16/2032	10,766	10,657	10,840	(4)(12)(25)(34)
					188,141	190,309

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Smith System
Smith Topco, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/06/2029	16,516	16,296	16,268	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/06/2029	147	125	121	(4)(9)(12)(17)(34)
					16,421	16,389
Stamps.com
Auctane, Inc.	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	06/01/2033	106,590	105,004	104,991	(4)(9)(17)
SumUp
SumUp Holdings Luxembourg S.a.r.l.	First Lien Secured Debt - Delayed Draw	E+550, 1.50% Floor	05/23/2031	€40,000	42,990	45,233	(3)(4)(8)(10)(22)
Trugreen
Trugreen Limited Partnership	First Lien Secured Debt - Term Loan	S+410, 0.75% Floor	11/02/2027	25,758	25,324	24,726	(17)
United Site Services
PECF USS Intermediate Holding III Corporation	First Lien Secured Debt - Term Loan	11.18%	03/03/2033	6,191	6,016	5,955	(9)(17)(33)
	Common Equity - Stock	N/A	N/A	1,447,277 Shares	10,493	10,261	(4)(9)(35)
					16,509	16,216
USA DeBusk
USA DeBusk LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	04/30/2031	15,777	15,605	15,549	(4)(9)(16)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	04/30/2031	3,112	3,083	3,067	(4)(9)(17)(18)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	04/30/2030	2,059	2,035	2,025	(4)(9)(12)(16)(17)(18)(34)
					20,723	20,641
USG Buyer, LLC
USG Buyer, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	06/01/2032	55,172	54,627	54,621	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	05/29/2032	—	(118)	(118)	(4)(5)(34)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	05/29/2032	2,126	1,928	1,926	(4)(12)(16)(25)(34)
					56,437	56,429
		Total Commercial Services & Supplies			$1,496,441	$1,508,829

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Communications Equipment
MCA
Mobile Communications America, Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	10/16/2029	$8,213	$8,087	$7,949	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	10/16/2029	2,804	2,765	2,613	(4)(9)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	10/16/2029	—	(19)	(44)	(4)(5)(9)(12)(34)
					10,833	10,518
Mitel Networks
Mitel Networks	Common Equity - Stock	N/A	N/A	733,019 Shares	3,465	202	(8)
MLN US Holdco LLC	First Lien Secured Debt - Term Loan	S+200 Cash plus 6.00% PIK, 1.00% Floor	06/20/2030	6,916	6,104	3,110	(8)(16)
					9,569	3,312
		Total Communications Equipment			$20,402	$13,830
Construction & Engineering
American Restoration
American Restoration Holdings, LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	07/24/2030	$12,322	$12,122	$9,918	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+510, 1.00% Floor	07/24/2030	9,253	9,199	5,759	(4)(9)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+510, 1.00% Floor	07/24/2030	2,268	2,242	1,825	(4)(9)(17)(34)
					23,563	17,502
ASC Engineered Solutions
Fire Flow Intermediate Corporation	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	07/10/2031	193,060	191,629	192,268	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	07/10/2031	19,846	19,585	19,705	(4)(12)(17)(34)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	07/10/2031	—	(378)	(330)	(4)(5)(12)(34)
Tailwind Fire Flow Investor, LP	Common Equity - Membership Interest	N/A	N/A	100 Units	101	101	(4)
					210,937	211,744
Dynagrid
Megavolt Borrower, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	02/13/2032	18,563	18,248	18,440	(4)(17)
GSI
Geotechnical Merger Sub, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	10/15/2031	67,411	66,867	66,871	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	10/15/2031	14,106	13,954	13,907	(4)(9)(12)(17)(18)(34)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	10/15/2031	2,185	2,112	2,110	(4)(9)(12)(17)(34)
					82,933	82,888

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Traffic Management Solutions
Traffic Management Solutions, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/26/2030	12,482	12,340	12,376	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/26/2030	873	859	854	(4)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/26/2030	—	(41)	(35)	(4)(5)(12)(34)
					13,158	13,195
Trench Plate Rental Co.
Trench Plate Rental Co.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	12/04/2028	43,636	43,425	43,152	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+560, 1.00% Floor	12/04/2028	4,182	4,153	4,131	(4)(9)(12)(17)(34)
Trench Safety Solutions Holdings, LLC	Common Equity - Equity Unit	N/A	N/A	331 Units	50	30	(4)(9)
					47,628	47,313
		Total Construction & Engineering			$396,467	$391,082
Construction Materials
Hobbs & Associates
Hobbs & Associates LLC/VA	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	07/23/2031	$19,719	$19,708	$19,715	(16)
MITER Brands Acquisition Holdco Inc
MITER Brands Acquisition Holdco Inc	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	03/28/2031	13,113	12,877	12,970	(16)
Volunteer Materials
Volunteer AcquisitionCo, LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	09/01/2029	5,053	4,976	4,897	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+650, 1.00% Floor	09/01/2029	372	367	361	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	09/01/2029	265	255	242	(4)(9)(12)(17)(34)
					5,598	5,500
		Total Construction Materials			$38,183	$38,185
Consumer Staples Distribution & Retail
Actus Nutrition
Nourish Buyer I Inc	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	07/09/2032	$68,665	$67,209	$69,288	(17)
ASDA
Bellis Acquisition Company PLC	First Lien Secured Debt - Term Loan	SONIA+603, 0.00% Floor	10/22/2029	£116,903	141,576	151,422	(3)(4)(8)(9)(20)
	First Lien Secured Debt - Term Loan	E+400, 0.00% Floor	05/14/2031	€5,000	5,304	5,426	(3)(8)(9)(23)
					146,880	156,848
BCPE EMPIRE HOLDINGS INC
BCPE Empire Holdings, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.50% Floor	12/29/2032	21,710	21,488	21,484	(8)(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Cenavera
PROJECT CARDINAL ACQUISITION, LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	10/01/2032	21,053	20,859	20,908	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+100, 0.75% Floor	10/01/2032	—	(19)	(29)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	10/01/2032	—	(43)	(33)	(4)(5)(12)(34)
					20,797	20,846
Golden Hippo
Altern Marketing, LLC	First Lien Secured Debt - Term Loan	S+425, 2.00% Floor	02/05/2031	11,759	11,594	11,592	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+425, 2.00% Floor	02/05/2031	—	(58)	(62)	(4)(5)(9)(12)(34)
Golden Hippo Pet, LLC	First Lien Secured Debt - Term Loan	S+425, 2.00% Floor	02/05/2031	126,714	124,945	124,865	(4)(9)(17)
	First Lien Secured Debt - Term Loan	S+475, 2.00% Floor	02/05/2031	23,172	22,833	22,833	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+425, 2.00% Floor	02/05/2031	—	(87)	(93)	(4)(5)(9)(12)(34)
					159,227	159,135
KeHE Distributors
KeHE Distributors LLC / KeHE Finance Corp / NextWave Distribution Inc	First Lien Secured Debt - Corporate Bond	9.00%	02/15/2029	8,407	8,471	8,811
L.A. Specialty Produce Co., LLC
L.A. Specialty Produce Co., LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	04/01/2033	43,028	42,609	42,597	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	04/01/2033	—	(56)	(58)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	04/01/2033	—	(97)	(100)	(4)(5)(12)(34)
					42,456	42,439
Protein for Pets
Protein For Pets Opco, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	09/20/2030	44,377	43,743	43,712	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	09/20/2030	—	(62)	(69)	(4)(5)(9)(12)(34)
					43,681	43,643
Rise Baking
Viking Baked Goods Acquisition Corporation	First Lien Secured Debt - Term Loan	S+500, 0.00% Floor	11/04/2031	157,600	155,710	157,600	(4)(9)(17)
	First Lien Secured Debt - Corporate Bond	8.63%	11/01/2031	9,500	9,522	9,618	(8)(9)
					165,232	167,218
		Total Consumer Staples Distribution & Retail			$675,441	$689,712
Containers & Packaging
Berry Global
Vybond Buyer, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	02/03/2032	$20,592	$20,331	$20,359	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	02/03/2032	—	(42)	(79)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	02/03/2032	—	(84)	(79)	(4)(5)(12)(34)
					20,205	20,201

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
BOX Partners
Bp Purchaser LLC	First Lien Secured Debt - Term Loan	S+776 Cash plus 1.00% PIK, 0.75% Floor	12/11/2028	7,601	7,601	5,511	(4)(17)
PROAMPAC PG BORROWER LLC
ProAmpac PG Borrower LLC	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	03/07/2033	20,000	19,710	19,700	(17)
Ring Container Technologies
Ring Container Technologies Group LLC	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	09/15/2032	12,903	12,885	12,934	(16)
Tekni-Plex
Trident TPI Holdings, Inc.	First Lien Secured Debt - Term Loan	S+375, 0.50% Floor	09/15/2028	91,131	89,933	87,638	(17)
TricorBraun Holdings, Inc.
TricorBraun Holdings, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	03/03/2031	17,782	17,032	16,682	(16)
Truvant
NPPI Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	08/20/2029	25,338	25,081	25,080	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	08/20/2029	—	2	(56)	(4)(5)(9)(12)(34)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	08/20/2029	—	1	(38)	(4)(5)(9)(12)(34)
					25,084	24,986
		Total Containers & Packaging			$192,450	$187,652
Distributors
SupplyHouse
SupplyHouse LLC	First Lien Secured Debt - Term Loan	S+400, 0.50% Floor	07/01/2032	$59,550	$59,286	$59,091	(4)(17)
	First Lien Secured Debt - Revolver	S+400, 0.50% Floor	07/01/2032	—	(86)	(156)	(4)(5)(11)(12)(34)
		Total Distributors			$59,200	$58,935
Diversified Consumer Services
Accelerate Learning
Eagle Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+150 Cash plus 5.75% PIK, 1.00% Floor	03/22/2030	$24,595	$24,199	$22,588	(4)(9)(10)(17)
	First Lien Secured Debt - Revolver	S+150 Cash plus 5.75% PIK, 1.00% Floor	03/22/2029	4,190	4,117	3,927	(4)(9)(12)(17)(34)
					28,316	26,515
Busy Bees
Eagle Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+450, 0.00% Floor	02/29/2032	£117,900	157,435	157,131	(3)(8)(10)(20)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (36)	Fair Value (1)(37)
Excelligence
Excelligence Learning Corporation	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	01/18/2030		83,516	82,413	71,582	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	01/18/2030		5,967	5,801	3,998	(4)(9)(12)(17)(34)
						88,214	75,580
Funecap
Altair Funecap Italia	First Lien Secured Debt - Corporate Bond	E+600, 0.00% Floor	11/13/2032		€11,272	12,870	12,568	(3)(4)(8)(10)(22)
Funecap Holding	First Lien Secured Debt - Term Loan	E+600, 0.00% Floor	11/13/2032		€68,684	78,403	76,579	(3)(4)(8)(10)(22)
	First Lien Secured Debt - Delayed Draw	E+600, 0.00% Floor	11/13/2032		€11,427	12,730	12,150	(3)(4)(8)(10)(12)(22)(34)
						104,003	101,297
Gateway Services
Gateway US Holdings, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	09/22/2028		84,120	83,779	83,574	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	09/22/2028		7,882	7,855	7,810	(4)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	09/22/2028		—	(9)	(16)	(4)(5)(12)(34)
						91,625	91,368
Greencross
Vermont Aus Pty Ltd	First Lien Secured Debt - Term Loan	BBSW+450, 0.00% Floor	03/23/2028	A$	324,357	217,953	224,568	(3)(4)(8)(9)(26)
ISP
International Schools Partnership Limited	First Lien Secured Debt - Term Loan	E+450, 0.00% Floor	07/06/2031		€56,831	60,736	64,078	(3)(4)(8)(10)(23)
	First Lien Secured Debt - Delayed Draw	E+450, 0.00% Floor	07/06/2031		€39,780	42,007	43,549	(3)(4)(8)(10)(12)(22)(34)
						102,743	107,627
Legacy Service Partners
Legacy Service Partners, LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	11/10/2031		98,911	98,863	98,911	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	11/10/2031		424	444	424	(4)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	11/10/2031		—	26	—	(4)(12)(34)
						99,333	99,335
Legacy.com
Lotus Topco Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	06/07/2030		25,177	24,904	24,963	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	06/07/2030		—	(11)	(13)	(4)(5)(34)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	06/07/2030		—	(23)	(20)	(4)(5)(12)(34)
						24,870	24,930

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Legends
Legends Hospitality Holding Company, LLC	First Lien Secured Debt - Term Loan	S+275 Cash plus 2.75% PIK, 0.75% Floor	08/22/2031	101,203	99,681	100,064	(4)(9)(10)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	08/22/2031	5,714	5,634	5,650	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	08/22/2030	3,170	3,006	3,040	(4)(9)(12)(16)(34)
					108,321	108,754
Mariani
CI	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	03/27/2030	23,479	23,201	23,155	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	03/27/2030	7,107	7,030	6,968	(4)(9)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	03/27/2030	1,455	1,426	1,420	(4)(9)(12)(17)(34)
					31,657	31,543
QA Group
Ichnaea UK Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+600, 0.00% Floor	10/05/2029	£31,000	36,963	40,766	(3)(4)(8)(9)(20)
Reliable Doors
Reliable Doors, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	10/04/2028	6,139	6,076	6,104	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	10/04/2028	2,476	2,448	2,458	(4)(9)(12)(16)(34)
	First Lien Secured Debt - Revolver	S+625, 1.00% Floor	10/04/2028	—	(5)	(3)	(4)(5)(9)(12)(34)
					8,519	8,559
Rocket Youth
Rocket Youth Brands Holdco LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	06/20/2031	9,302	9,262	9,150	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	06/20/2031	2,600	2,572	2,447	(4)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	06/20/2031	—	(6)	(24)	(4)(5)(12)(34)
					11,828	11,573
SAVATREE
CI	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	06/06/2031	17,351	17,202	16,945	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	06/06/2031	332	288	102	(4)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	06/06/2031	227	197	175	(4)(12)(17)(34)
					17,687	17,222
SCP WQS BUYER, LLC
SCP WQS BUYER, LLC	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	06/30/2033	24,518	24,518	24,518	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	06/30/2033	—	—	—	(4)(12)(34)
	First Lien Secured Debt - Revolver	S+500, 0.50% Floor	06/30/2033	—	—	—	(4)(12)(34)
					24,518	24,518

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
SERVPRO
One Silver Serve, LLC	First Lien Secured Debt - Term Loan	S+535, 1.00% Floor	12/18/2028	20,782	20,613	20,078	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+535, 1.00% Floor	12/18/2028	11,975	11,808	11,353	(4)(12)(16)(17)(34)
	First Lien Secured Debt - Revolver	S+535, 1.00% Floor	12/18/2028	3,914	3,889	3,750	(4)(12)(17)(34)
					36,310	35,181
Village Pet Care
Village Pet Care, LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	09/22/2029	909	897	882	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+650, 1.00% Floor	09/22/2029	764	739	656	(4)(9)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	09/22/2029	365	360	352	(4)(9)(12)(17)(34)
					1,996	1,890
		Total Diversified Consumer Services			$1,192,291	$1,188,357
Diversified REITs
Apterra Project Ram Microsoft DC
QTS Project Ram	First Lien Secured Debt - Mortgage Loan (DD)	S+225, 0.00% Floor	05/29/2028	$47,015	$46,509	$46,651	(4)(12)(15)(34)
		Total Diversified REITs			$46,509	$46,651
Diversified Telecommunication Services
Altice USA
CSC Holdings, LLC	First Lien Secured Debt - Term Loan	P+150, 0.00% Floor	04/15/2027	$62,635	$61,662	$44,095	(8)(25)
	First Lien Secured Debt - Revolver	S+235, 0.00% Floor	07/13/2027	76,504	72,899	47,428	(8)(12)(16)(34)
	Unsecured Debt - Corporate Bond	11.75%	01/31/2029	4,273	3,218	2,625	(8)
	Unsecured Debt - Corporate Bond	11.25%	05/15/2028	1,551	1,278	1,007	(8)
					139,057	95,155
LEVEL 3 FINANCING INC
Level 3 Financing, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	03/29/2032	73,500	72,606	73,638	(8)(16)
Uniti Group Inc.
Windstream Services, LLC	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	10/06/2032	84,575	83,843	85,209	(8)(16)
	First Lien Secured Debt - Corporate Bond	7.50%	10/15/2033	7,331	7,348	7,720	(8)
					91,191	92,929
Virgin Media Inc
Virgin Media Secured Finance PLC	First Lien Secured Debt - Corporate Bond	5.50%	05/15/2029	4	4	4	(8)
		Total Diversified Telecommunication Services			$302,858	$261,726

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Electric Utilities
GridTek
BGIF IV Fearless Utility Services, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	06/09/2031	$133,027	$132,013	$131,072	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	06/09/2031	38,951	38,430	38,378	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.50% Floor	06/09/2031	—	—	(721)	(4)(5)(9)(12)(34)
	First Lien Secured Debt - Revolver	S+500, 0.50% Floor	06/07/2030	1,962	1,806	1,616	(4)(9)(11)(12)(16)(34)
					172,249	170,345
Lightning Power
Lightning Power, LLC	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	08/18/2031	11,299	11,258	11,324	(16)
Pathfinder Power LLC
Pathfinder Power LLC	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	06/22/2033	50,000	49,875	49,953	(16)
Talen Energy
Talen Energy Supply, LLC	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	11/25/2032	7,557	7,521	7,516	(8)(16)
		Total Electric Utilities			$240,903	$239,138
Electrical Equipment
International Wire Group
IW Buyer LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	06/28/2029	$22,705	$22,443	$22,705	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+510, 1.00% Floor	06/28/2029	—	(48)	—	(4)(5)(9)(12)(34)
		Total Electrical Equipment			$22,395	$22,705
Electronic Equipment, Instruments & Components
365 Retail Markets
365RM Holdco, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	05/06/2033	$46,093	$45,639	$45,632	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	05/06/2033	—	(29)	(30)	(4)(5)(34)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	05/06/2033	1,200	1,102	1,100	(4)(12)(17)(34)
					46,712	46,702
CompoSecure Holdings LLC
CompoSecure Holdings LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	01/14/2033	7,000	6,992	6,971	(8)(17)
Madison Safety
Madison Safety & Flow LLC	First Lien Secured Debt - Term Loan	P+150, 0.00% Floor	09/26/2031	15,002	14,932	15,041	(25)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Summit
Pinnacle Buyer LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	10/01/2032	14,222	14,190	14,267	(17)
	First Lien Secured Debt - Delayed Draw	S+250, 0.00% Floor	10/01/2032	—	—	—	(12)(34)
					14,190	14,267
		Total Electronic Equipment, Instruments & Components			$82,826	$82,981
Energy Equipment & Services
Aggreko Holdings Inc (Albion Financing 3 S.a.r.l.)
Aggreko Holdings Inc	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	05/21/2031	$6,965	$6,965	$6,991	(8)(17)
Camin Cargo
Camin Cargo Control Holdings, Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	12/07/2029	30,750	30,306	29,028	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	12/07/2029	3,234	3,199	3,053	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	12/07/2029	3,911	3,843	3,642	(4)(9)(12)(16)(25)(34)
					37,348	35,723
WhiteWater DBR
WhiteWater DBR HoldCo LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	03/03/2031	9,148	9,170	9,195	(17)
		Total Energy Equipment & Services			$53,483	$51,909
Entertainment
Creative Artists Agency
Creative Artists Agency, LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	10/01/2031	$8,935	$8,934	$8,944	(16)
Entertainment Partners
EP Purchaser, LLC	First Lien Secured Debt - Term Loan	S+361, 0.50% Floor	11/06/2028	2,734	2,704	1,613	(17)
Jagex
Janus Bidco Limited	First Lien Secured Debt - Term Loan	S+550, 0.00% Floor	04/25/2031	58,067	56,960	57,499	(4)(8)(9)(10)(17)
	First Lien Secured Debt - Delayed Draw	SONIA+550, 0.00% Floor	04/25/2031	£—	51	(238)	(3)(4)(5)(8)(9)(10)(12)(34)
					57,011	57,261
TKO
January Capital Holdco, LLC	First Lien Secured Debt - Term Loan	6.67% PIK	09/13/2029	56,801	56,029	56,801	(4)(8)(17)
Warner Media
Discovery Global Holdings Inc	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	06/03/2033	71,657	71,478	71,766	(8)(16)
		Total Entertainment			$196,156	$196,385

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Financial Services
AffiniPay
Eclipse Buyer, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	09/08/2031	$22,738	$22,557	$22,322	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	09/08/2031	—	(14)	(71)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	09/08/2031	—	(15)	(36)	(4)(5)(12)(34)
Eclipse Topco, Inc.	Preferred Equity - Cumulative Preferred	Equity plus 12.50% PIK, 0.00% Floor	N/A	5,218,133 Units	5,143	5,077	(4)
					27,671	27,292
Alkeme
Alkeme Intermediary Holdings LLC	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	05/28/2027	25,256	25,095	25,009	(4)(12)(16)(17)(34)
Apex Group Treasury
Apex Group Treasury LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	02/27/2032	11,146	11,097	10,587	(8)(17)
Cerity Partners
Cerity Partners Equity Holding LLC	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	07/28/2031	—	(131)	(526)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	07/28/2031	2,497	2,473	2,450	(4)(12)(16)(34)
					2,342	1,924
CFC Group
CFC USA 2025 LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	07/01/2032	15,833	15,446	14,936	(8)(10)(17)
FE Fundinfo
Tulip Bidco Limited	First Lien Secured Debt - Delayed Draw	E+495, 0.00% Floor	12/13/2027	€40,935	46,317	46,412	(3)(4)(8)(10)(12)(20)(22)(34)
	First Lien Secured Debt - Delayed Draw	SONIA+373, 0.00% Floor	12/13/2027	£18,694	23,717	23,248	(3)(4)(8)(10)(12)(20)(22)(34)
					70,034	69,660
GC Waves
GC Waves Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	10/04/2030	62,575	62,515	61,755	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	10/04/2030	46,446	46,182	45,528	(4)(9)(12)(16)(34)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	10/04/2030	—	(2)	(36)	(4)(5)(9)(12)(34)
					108,695	107,247
Hargreaves Lansdown
Harp Finco Limited	First Lien Secured Debt - Term Loan	SONIA+500, 0.00% Floor	03/27/2032	£134,986	171,797	180,842	(3)(4)(8)(10)(20)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Interpath
Pathfinder Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+500, 0.00% Floor	04/08/2033	£62,182	82,967	81,244	(3)(4)(8)(10)(20)
	First Lien Secured Debt - Delayed Draw	SONIA+500, 0.00% Floor	04/08/2033	£—	(137)	(137)	(3)(4)(5)(8)(10)(12)(34)
					82,830	81,107
ISIO
Madonna Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+500, 0.00% Floor	10/27/2031	£23,819	30,400	31,226	(3)(4)(8)(9)(10)(20)
	First Lien Secured Debt - Delayed Draw	SONIA+500, 0.00% Floor	10/27/2031	£248	270	253	(3)(4)(8)(9)(10)(12)(20)(34)
					30,670	31,479
Nexity
Evoriel	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	04/02/2031	€43,574	46,240	49,538	(3)(4)(8)(9)(10)(22)
	First Lien Secured Debt - Delayed Draw	E+525, 0.00% Floor	04/02/2031	€22,409	23,925	25,477	(3)(4)(8)(9)(10)(22)
					70,165	75,015
Ocorian
Orthrus Ltd	First Lien Secured Debt - Term Loan	S+625 Cash plus 2.75% PIK, 1.00% Floor	12/05/2031	50,443	49,492	49,787	(4)(8)(9)(10)(17)
	First Lien Secured Debt - Term Loan	SONIA+625 Cash plus 2.75% PIK, 0.00% Floor	12/05/2031	£18,666	23,569	24,502	(3)(4)(8)(9)(10)(20)
	First Lien Secured Debt - Term Loan	E+625 Cash plus 2.75% PIK, 0.00% Floor	12/05/2031	€16,679	17,510	18,836	(3)(4)(8)(9)(10)(22)
	First Lien Secured Debt - Delayed Draw	SONIA+625, 0.00% Floor	12/05/2031	£—	50	(51)	(3)(4)(5)(8)(9)(10)(12)(34)
					90,621	93,074
Paymentsense
Hurricane Cleanco Limited	First Lien Secured Debt - Term Loan	SONIA+625 Cash plus 6.25% PIK, 1.00% Floor	11/21/2029	£54,952	66,328	70,172	(3)(4)(8)(9)(20)
PIB
Paisley Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+350 Cash plus 2.00% PIK, 0.00% Floor	05/07/2031	£84,692	105,462	106,632	(3)(4)(8)(9)(10)(20)
	First Lien Secured Debt - Term Loan	E+350 Cash plus 2.00% PIK, 0.00% Floor	05/07/2031	€29,088	31,152	31,551	(3)(4)(8)(9)(10)(22)
	First Lien Secured Debt - Delayed Draw	E+550, 0.00% Floor	05/07/2031	€35,177	40,457	38,151	(3)(4)(8)(9)(10)(12)(22)(34)
	First Lien Secured Debt - Delayed Draw	E+350 Cash plus 2.00% PIK, 0.00% Floor	05/07/2031	€4,638	4,812	5,030	(3)(4)(8)(9)(10)(20)(22)(34)
	First Lien Secured Debt - Delayed Draw	SONIA+350 Cash plus 2.00% PIK, 0.00% Floor	05/07/2031	£1,915	2,368	2,411	(3)(4)(8)(9)(10)(20)(34)
	First Lien Secured Debt - Delayed Draw	SONIA+550, 0.00% Floor	05/07/2031	£—	(50)	(554)	(3)(4)(5)(8)(9)(10)(12)(34)
					184,201	183,221

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
PMA
PMA Parent Holdings, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	01/31/2031	13,978	13,863	13,780	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	01/31/2031	—	(8)	(14)	(4)(5)(9)(12)(34)
					13,855	13,766
Stretto
Stretto, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	10/13/2028	119,813	118,529	116,973	(4)(9)(17)
Strongpoint
Howardsimon LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	12/13/2030	20,859	20,762	20,243	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	12/13/2030	54,962	54,812	52,500	(4)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	12/13/2030	—	(7)	(111)	(4)(5)(12)(34)
					75,567	72,632
Title Resource Group
RE Closing Buyer Corp.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	09/27/2031	131,157	128,999	128,377	(4)(8)(9)(17)
VEPF VII
VEPF VII Holdings, L.P.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	02/28/2028	19,340	19,307	19,340	(4)(8)(17)
Wealth Enhancement Group
Wealth Enhancement Group, LLC	First Lien Secured Debt - Delayed Draw	S+450, 1.00% Floor	10/02/2028	—	—	(224)	(4)(5)(12)(34)
WHP Global
WH Borrower, LLC	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	02/20/2032	71,714	71,197	71,934	(17)
	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	02/20/2032	5,000	4,988	5,019	(17)
					76,185	76,953
		Total Financial Services			$1,389,434	$1,399,382
Food Products
Froneri
Froneri US, Inc	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	09/30/2031	$13,101	$13,009	$13,023	(8)(18)
	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	09/30/2032	6,460	6,447	6,423	(8)(18)
					19,456	19,446
Nutpods
Green Grass Foods, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	12/26/2029	3,656	3,609	3,580	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+525, 0.00% Floor	12/26/2029	438	423	411	(4)(9)(12)(17)(34)
Nutpods Holdings, Inc.	Common Equity - Stock	N/A	N/A	125 Shares	125	86	(4)(9)
					4,157	4,077

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Patriot Pickle
Patriot Foods Buyer, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	12/24/2029	6,419	6,336	6,338	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	12/24/2029	822	807	790	(4)(9)(12)(18)(34)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	12/24/2029	96	85	84	(4)(9)(12)(17)(18)(34)
					7,228	7,212
Tate & Lyle
Primary Products Finance LLC	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	04/01/2029	6,450	6,337	6,453	(17)
		Total Food Products			$37,178	$37,188
Ground Transportation
Boasso
Channelside AcquisitionCo, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	06/30/2028	$39,325	$38,804	$38,727	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	03/31/2028	—	(1)	(60)	(4)(5)(9)(34)
					38,803	38,667
ECS Group
Quito	First Lien Secured Debt - Term Loan	E+500, 0.00% Floor	01/22/2033	€95,313	109,849	107,129	(3)(4)(8)(10)(22)
	First Lien Secured Debt - Delayed Draw	E+500, 0.00% Floor	01/22/2033	€5,719	6,360	6,037	(3)(4)(8)(10)(12)(22)(34)
					116,209	113,166
First Student
First Student Bidco Inc.	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	08/15/2030	7,945	7,943	7,959	(17)
GB AIT Buyer, Inc.
GB AIT Buyer, Inc.	First Lien Secured Debt - Term Loan	S+425, 0.00% Floor	04/29/2033	6,667	6,601	6,678	(17)
Genesee & Wyoming
Genesee & Wyoming Inc.	First Lien Secured Debt - Term Loan	S+175, 0.00% Floor	04/10/2031	10,203	10,179	10,172	(17)
Olympus Terminals
Olympus Terminals Holdco II LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	12/17/2030	36,696	36,115	36,205	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	12/17/2030	—	(90)	(161)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	12/17/2030	—	(153)	(132)	(4)(5)(12)(34)
					35,872	35,912
Student Transportation of America
Student Transportation of America Holdings Inc	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	06/24/2032	7,722	7,687	7,760	(17)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (36)	Fair Value (1)(37)
Transportation Insight
TI Intermediate Holdings, LLC	First Lien Secured Debt - Term Loan	6.50%	01/28/2029		2,663	2,663	2,663	(4)(17)(33)
	First Lien Secured Debt - Term Loan	9.23%	01/28/2029		8	—	8	(4)(17)(33)
	First Lien Secured Debt - Revolver	9.23%	01/28/2029		198	196	198	(4)(12)(17)(33)(34)
Transportation Insight Parent Company, LLC	Preferred Equity - Preferred Stocks	N/A	N/A		13 Shares	2,390	2,390	(4)(35)
	Common Equity - Equity Unit	N/A	N/A		10 Units	—	—	(4)(35)
						5,249	5,259
		Total Ground Transportation				$228,543	$225,573
Health Care Equipment & Supplies
Corpuls
Heartbeat BidCo GmbH	First Lien Secured Debt - Term Loan	E+650, 0.50% Floor	06/28/2030		€20,000	$21,548	$22,706	(3)(4)(8)(9)(22)
	First Lien Secured Debt - Delayed Draw	E+550, 0.50% Floor	06/28/2030		€1,081	1,220	1,190	(3)(4)(8)(9)(10)(12)(22)(34)
						22,768	23,896
Resonetics
Resonetics, LLC	First Lien Secured Debt - Term Loan	S+275, 0.75% Floor	06/18/2031		$9,826	$9,826	$9,826	(17)
Vantive
Spruce Bidco II Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	01/30/2032		115,689	114,221	114,405	(4)(9)(17)
	First Lien Secured Debt - Term Loan	T+500, 0.75% Floor	01/30/2032		¥2,239,305	14,440	13,658	(3)(4)(9)(30)
	First Lien Secured Debt - Term Loan	C+475, 0.75% Floor	01/30/2032	C$	20,944	14,253	14,654	(3)(4)(9)(29)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	01/30/2032		10,241	9,922	9,949	(4)(9)(12)(18)(34)
						152,836	152,666
Zeus
Zeus Company LLC	First Lien Secured Debt - Term Loan	S+540, 0.75% Floor	02/28/2031		53,775	53,207	48,327	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+540, 0.75% Floor	02/28/2031		4,971	4,932	4,467	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+540, 0.75% Floor	02/28/2030		1,257	1,187	493	(4)(9)(12)(17)(34)
						59,326	53,287
		Total Health Care Equipment & Supplies				$244,756	$239,675
Health Care Providers & Services
Affordable Care
New ACI Buyer LLC	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	06/29/2031		$803	$803	$803	(4)(17)(33)
New ACI Intermediate I LLC	First Lien Secured Debt - Corporate Bond	10.00%	06/28/2032		713	713	713	(4)(33)
	Common Equity - Stock	N/A	N/A		3,443 Shares	972	972	(4)(35)
						2,488	2,488

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (36)	Fair Value (1)(37)
All Star Healthcare
All Star Recruiting Locums, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	05/01/2030		6,817	6,722	6,762	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	05/01/2030		1,722	1,698	1,708	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	05/01/2030		848	831	837	(4)(9)(12)(17)(34)
						9,251	9,307
Allied Benefit Systems
Allied Benefit Systems Intermediate LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	10/31/2030		158,246	157,086	156,901	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	10/31/2030		—	(21)	(81)	(4)(5)(9)(12)(34)
						157,065	156,820
CorroHealth
Coding Solutions Acquisition Inc	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	08/07/2031		43,319	42,766	41,703	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	08/07/2031		—	(79)	(247)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	08/07/2031		—	(38)	(128)	(4)(5)(12)(34)
						42,649	41,328
Dental Care Alliance
DCA Investment Holding LLC	First Lien Secured Debt - Term Loan	10.16%	06/02/2031		1,285	1,285	1,160	(4)(17)(33)
	Common Equity - Stock	N/A	N/A		82,735 Shares	101	117	(4)(35)
						1,386	1,277
Dental Corp
Aryeh Bidco Investment Ltd.	First Lien Secured Debt - Term Loan	C+500, 0.75% Floor	01/14/2033	C$	99,924	71,286	69,356	(3)(4)(8)(29)
	First Lien Secured Debt - Delayed Draw	C+500, 0.75% Floor	01/14/2033	C$	2,658	1,842	1,677	(3)(4)(8)(12)(29)(34)
	First Lien Secured Debt - Revolver	C+500, 0.75% Floor	01/14/2033	C$	1,595	1,068	980	(3)(4)(8)(12)(29)(34)
						74,196	72,013
Eating Recovery Center
ERC Topco Holdings, LLC	First Lien Secured Debt - Term Loan	7.50%	03/29/2030		11,590	31,136	1,507	(4)(17)(33)
	First Lien Secured Debt - Revolver	6.50%	03/29/2030		1,960	3,811	1,918	(4)(17)(33)(34)
						34,947	3,425
EmpiRx Health
EmpiRx Health LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	08/06/2029		19,900	19,732	19,761	(4)(16)
ExactCare
ExactCare Parent, Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	11/05/2029		39,661	38,974	39,661	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	11/05/2029		—	(69)	—	(4)(5)(9)(12)(34)
						38,905	39,661

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
ExamWorks
Electron BidCo Inc.	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	02/06/2033	31,261	31,256	31,330	(16)
Exemplar Healthcare
EHC Holdings Holdco Limited	First Lien Secured Debt - Term Loan	SONIA+550, 0.00% Floor	09/30/2031	£48,000	63,138	62,893	(3)(4)(8)(10)(20)
	First Lien Secured Debt - Delayed Draw	SONIA+550, 0.00% Floor	09/30/2031	£2,400	2,841	2,795	(3)(4)(8)(10)(12)(20)(34)
					65,979	65,688
Hanger
Hanger, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	10/23/2031	25,371	25,287	25,493	(16)
	First Lien Secured Debt - Delayed Draw	S+350, 0.00% Floor	10/23/2031	2,326	2,313	2,337	(12)(16)(34)
					27,600	27,830
MyDentist
SPARKLE BIDCO LIMITED	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	10/14/2032	£87,479	115,001	114,435	(3)(4)(8)(10)(20)
	First Lien Secured Debt - Delayed Draw	SONIA+525, 0.00% Floor	10/14/2032	£6,906	8,932	8,739	(3)(4)(8)(10)(12)(20)(34)
					123,933	123,174
Omega Healthcare
OMH-Healthedge Holdings, Inc.	First Lien Secured Debt - Term Loan	S+425, 1.00% Floor	04/01/2030	247,884	247,335	241,117	(4)(9)(18)
	First Lien Secured Debt - Revolver	S+450, 1.00% Floor	04/01/2030	—	(97)	(1,046)	(4)(5)(9)(12)(34)
					247,238	240,071
One Call Medical
One Call Corporation	First Lien Secured Debt - Term Loan	S+575, 0.50% Floor	09/10/2030	308,593	304,494	305,260	(4)(17)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	09/10/2030	—	(251)	(211)	(4)(5)(12)(34)
					304,243	305,049
Opseo
Opseo Holding B.V.	First Lien Secured Debt - Term Loan	E+490, 0.00% Floor	01/21/2033	€248,408	286,179	279,772	(3)(4)(8)(9)(10)(22)
	First Lien Secured Debt - Delayed Draw	E+490, 0.00% Floor	01/21/2033	€—	(328)	(652)	(3)(4)(5)(8)(9)(10)(12)(34)
	First Lien Secured Debt - Revolver	E+490, 0.00% Floor	10/21/2032	€—	(91)	(90)	(3)(4)(5)(8)(9)(10)(12)(34)
					285,760	279,030
Patterson Companies
Paradigm Parent, LLC	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	04/16/2032	12,707	11,082	10,944	(17)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Practice Plus Group
Practice Plus Group Bidco Limited / Practice Plus Group Holdings Limited	First Lien Secured Debt - Term Loan	SONIA+625, 0.50% Floor	11/19/2029	£11,111	13,285	14,480	(3)(4)(8)(9)(10)(20)
Radiology Partners
Radiology Partners, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	06/30/2032	26,798	26,595	26,825	(17)
Rarebreed
Rarebreed Veterinary Partners, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	04/18/2030	14,814	14,608	14,570	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	04/18/2030	35,800	35,512	35,209	(4)(9)(16)
	First Lien Secured Debt - Revolver	P+425, 1.00% Floor	04/18/2030	—	(74)	(96)	(4)(5)(9)(12)(34)
					50,046	49,683
Smile Brands
Smile Brands Inc.	First Lien Secured Debt - Term Loan	9.67%	07/12/2029	7,710	7,513	6,129	(4)(18)(33)
Southern Veterinary Partners
Southern Veterinary Partners, LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	12/04/2031	32,174	32,089	32,182	(17)
Team Select
TS Investors, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	05/04/2029	16,650	16,443	16,527	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	05/04/2029	5,794	5,740	5,744	(4)(9)(12)(16)(17)(34)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	05/04/2029	—	(19)	(14)	(4)(5)(9)(12)(34)
					22,164	22,257
Tivity Health
Health, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	06/28/2029	110,728	109,906	110,728	(4)(9)(16)
US Fertility
US Fertility Enterprises, LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	12/30/2032	17,560	17,479	17,637	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+350, 0.00% Floor	12/30/2032	—	(3)	—	(5)(9)(12)(34)
					17,476	17,637
		Total Health Care Providers & Services			$1,756,784	$1,709,117
Health Care Technology
Advarra
Advarra Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	09/15/2031	$216,063	$215,014	$213,081	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	09/15/2031	—	(23)	(171)	(4)(5)(9)(12)(34)
					214,991	212,910

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
CNSI
Acentra Holdings, LLC	First Lien Secured Debt - Term Loan	S+550, 0.50% Floor	12/17/2029	37,128	36,416	37,128	(4)(9)(17)
	First Lien Secured Debt - Term Loan	S+575, 0.50% Floor	12/17/2029	2,890	2,853	2,890	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+550, 0.50% Floor	12/17/2029	—	(72)	—	(4)(5)(9)(12)(34)
					39,197	40,018
Datavant
CT Technologies Intermediate Holdings	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	09/02/2031	177,428	175,862	173,206	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	09/02/2031	22,540	22,312	21,703	(4)(12)(16)(17)(34)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	08/30/2031	—	—	(185)	(4)(5)(34)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	09/02/2031	—	(128)	(213)	(4)(5)(12)(34)
					198,046	194,511
DXC
Wisdom Purchaser, LLC	First Lien Secured Debt - Term Loan	S+425, 0.50% Floor	07/24/2032	49,595	49,372	48,494	(4)(17)
	First Lien Secured Debt - Revolver	S+425, 0.50% Floor	07/24/2032	—	(22)	(118)	(4)(5)(12)(34)
					49,350	48,376
Gainwell
Gainwell Acquisition Corp.	First Lien Secured Debt - Term Loan	S+410, 0.75% Floor	10/01/2027	120,604	119,115	118,996	(17)
MRO Parent
MRO Parent Corporation	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	06/09/2032	25,364	25,028	25,364	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	06/09/2032	—	(43)	—	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	06/09/2032	—	(25)	—	(4)(5)(12)(34)
					24,960	25,364
Novotech
Novotech SG Holdings Pte. Ltd./ Novotech Aus Bidco Pty Ltd/Novotech Holdings USA LLC	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	06/27/2031	42,857	42,440	41,845	(4)(8)(9)(18)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	06/27/2031	1,857	1,792	1,689	(4)(8)(9)(12)(18)(34)
					44,232	43,534
Suvoda
Goldeneye Parent, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	03/31/2032	87,344	86,980	84,995	(4)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	03/31/2032	—	(53)	(344)	(4)(5)(12)(34)
					86,927	84,651
		Total Health Care Technology			$776,818	$768,360

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (36)	Fair Value (1)(37)
Hotels, Restaurants & Leisure
Allwyn Entertainment Financing US LLC
Allwyn Entertainment Financing US LLC	First Lien Secured Debt - Delayed Draw	S+250, 0.00% Floor	11/24/2032		$64,982	$63,929	$64,292	(8)(17)(34)
AVC
Aardvark Bidco Pty LTD / Barrel Bidco Pty LTD	First Lien Secured Debt - Term Loan	BBSW+425, 0.00% Floor	11/24/2030	A$	60,000	42,044	41,242	(3)(4)(8)(10)(27)
	First Lien Secured Debt - Delayed Draw	BBSW+425, 0.00% Floor	11/24/2030	A$	—	(97)	(81)	(3)(4)(5)(8)(10)(12)(34)
						41,947	41,161
Crunch Fitness
Crunch Fitness Merger Sub, LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	09/26/2031		175,340	175,329	175,498	(4)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	09/26/2031		—	(98)	—	(4)(5)(12)(34)
						175,231	175,498
Delivery Hero
Delivery Hero Finco Germany GmbH	First Lien Secured Debt - Term Loan	K+500, 0.50% Floor	12/12/2029	₩	194,831,194	139,431	127,578	(3)(8)(9)(21)
Delivery Hero Finco LLC	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	06/30/2032		216,018	210,832	218,448	(8)(9)(10)(17)
	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	12/12/2029		4,421	4,383	4,450	(8)(9)(17)
Delivery Hero SE	Unsecured Debt - Convertible Bond	3.25%	02/21/2030		€9,100	10,415	10,678	(3)(8)(9)
						365,061	361,154
Endeavor
Endeavor Operating Co LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	03/24/2032		49,475	49,504	49,593	(16)
	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	03/24/2028		14,457	14,472	14,391	(4)(16)
						63,976	63,984
FLYNN RESTAURANT GROUP
Flynn Restaurant Group LP	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	01/28/2032		21,895	21,713	21,710	(16)
Gaia Purchaser Inc
Gaia Purchaser Inc	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	06/24/2033		7,000	6,965	7,009	(8)(16)
Intralot Capital Luxembourg SA
Intralot Capital Luxembourg SA	First Lien Secured Debt - Term Loan	SONIA+550, 0.00% Floor	09/18/2031		£86,000	113,338	111,999	(3)(4)(8)(10)(20)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Invited
Invited, Inc.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	06/09/2032	47,884	47,405	47,405	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	06/09/2032	—	(16)	(16)	(4)(5)(34)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	06/09/2032	—	(49)	(49)	(4)(5)(12)(34)
					47,340	47,340
JOA
Joker Holdco 3 S.a r.l.	First Lien Secured Debt - Term Loan	E+600, 0.00% Floor	04/19/2031	€126,725	133,031	143,985	(3)(4)(8)(9)(10)(23)
Nottingham Forest Football Club
Nottingham Forest Football Club Limited	First Lien Secured Debt - Term Loan	8.75%	12/27/2027	£23,438	29,338	30,868	(3)(4)(8)(10)
OpenBet
OB Global Openbet Holdings 2 LLC	First Lien Secured Debt - Term Loan	S+600, 1.50% Floor	09/24/2029	66,719	66,098	66,098	(4)(17)
PARS
PARS Group LLC	First Lien Secured Debt - Term Loan	S+685, 1.50% Floor	04/03/2028	8,553	8,504	7,006	(4)(9)(16)
Scientific Games Lottery
Scientific Games Holdings LP	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	04/04/2029	44,748	44,476	44,190	(17)
Sky Zone
CircusTrix Holdings LLC	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	07/18/2028	12,235	12,091	11,727	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+675, 1.00% Floor	07/18/2028	3,229	3,189	3,095	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	07/18/2028	806	798	773	(4)(9)(16)(34)
					16,078	15,595
Soho House & Co Inc.
Soho House & Co Inc.	Common Equity - Stock	N/A	N/A	406,312 Shares	3,657	3,937	(4)(8)(35)
Soho House Bond Limited	First Lien Secured Debt - Corporate Bond	5.38% Cash plus 5.38% PIK, 0.00% Floor	01/29/2032	85,854	85,051	84,798	(4)(8)
Soho House Holdings Limited	Unsecured Debt - Corporate Bond	12.50% PIK	01/29/2033	15,084	14,850	14,940	(4)(8)
					103,558	103,675
Sports Invest
Sports Invest Holdings Ltd.	First Lien Secured Debt - Term Loan	10.25%	10/03/2029	£55,000	70,561	71,189	(3)(4)(8)(10)
Walter's Wedding
WH BorrowerCo, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	08/02/2030	20,238	20,015	19,191	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	08/02/2030	8,930	8,789	8,235	(4)(9)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	08/02/2030	1,049	1,002	816	(4)(9)(12)(17)(34)
					29,806	28,242
		Total Hotels, Restaurants & Leisure			$1,400,950	$1,404,995

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Household Durables
HOV
K Hovnanian Enterprises Inc	First Lien Secured Debt - Revolver	S+450, 3.00% Floor	06/30/2028	$—	$(5,486)	$(5,888)	(4)(5)(9)(12)(34)
Polywood
Poly-Wood, LLC	First Lien Secured Debt - Term Loan	S+488, 1.00% Floor	03/20/2030	152,878	150,769	152,159	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+488, 1.00% Floor	03/20/2030	—	(327)	(108)	(4)(5)(9)(12)(34)
					150,442	152,051
Restoration Hardware
Restoration Hardware, Inc.	First Lien Secured Debt - Term Loan	S+261, 0.50% Floor	10/20/2028	27,886	27,352	27,177	(8)(16)
	First Lien Secured Debt - Term Loan	S+335, 0.50% Floor	10/20/2028	3,403	3,330	3,359	(8)(16)
					30,682	30,536
Weber-Stephen Products
Weber-Stephen Products LLC	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	10/01/2032	33,393	33,110	33,035	(17)
		Total Household Durables			$208,748	$209,734
Household Products
Culligan
AI Aqua Merger Sub, Inc.	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	07/02/2033	$7,393	$7,375	$7,397	(8)(16)
	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	07/31/2028	2,558	2,557	2,558	(16)(17)
					9,932	9,955
Ergotron
Ergotron Acquisition, LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	07/06/2028	8,781	8,711	8,711	(4)(16)
Ergotron Investments, LLC	Common Equity - Equity Unit	N/A	N/A	500 Units	50	41	(4)
					8,761	8,752
PRESTIGE BRANDS INC
Prestige Brands, Inc.	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	06/13/2033	6,401	6,383	6,415	(8)(16)(34)
Tranzonic
TZ Buyer LLC	First Lien Secured Debt - Term Loan	S+635, 0.75% Floor	08/14/2028	40,250	39,659	39,164	(4)(9)(16)
	First Lien Secured Debt - Term Loan	S+625, 0.75% Floor	08/14/2028	2,494	2,449	2,426	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+635, 0.75% Floor	08/14/2028	54,949	54,370	53,465	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+635, 0.75% Floor	08/14/2028	345	340	329	(4)(9)(12)(16)(34)
TZ Parent LLC	Common Equity - Equity Unit	N/A	N/A	50 Units	50	70	(4)(9)
					96,868	95,454
		Total Household Products			$121,944	$120,576

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Independent Power & Renewable Electricity Producers
Cogentrix
Cogentrix Finance Holdco I LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	02/26/2032	$12,126	$12,101	$12,128	(16)
		Total Independent Power & Renewable Electricity Producers			$12,101	$12,128
Industrial Conglomerates
Fortis Fire
Fortis Fire & Safety Holdings LP	Common Equity - Equity Unit	N/A	N/A	$9 Units	$90	$179	(4)(9)
		Total Industrial Conglomerates			$90	$179
Insurance
Acrisure
Acrisure LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	06/21/2032	$4,950	$4,939	$4,488	(16)
Alliant
Alliant Holdings Intermediate, LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	09/19/2031	4,975	4,924	4,914	(16)
Ardonagh
Ardonagh Group Finco Pty Ltd	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	02/15/2031	17,937	17,845	17,410	(8)(17)(18)
Asurion
Asurion, LLC	First Lien Secured Debt - Term Loan	S+425, 0.00% Floor	09/19/2030	7,514	7,463	7,450	(17)
Galway
Galway Borrower LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	09/29/2028	33,446	33,282	33,153	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	09/29/2028	1,467	1,457	1,464	(4)(9)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	09/29/2028	951	935	950	(4)(9)(12)(17)(34)
					35,674	35,567
Higginbotham
HIG Intermediate, Inc.	Preferred Equity - Cumulative Preferred	N/A	N/A	50,000 Units	49	50	(4)
Higginbotham Insurance Agency, Inc.	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	06/11/2031	119,851	119,646	118,677	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 1.00% Floor	06/11/2031	16,307	16,173	15,942	(4)(12)(16)(34)
					135,868	134,669

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Hilb Group
Thg Acquisition, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	10/31/2031	88,804	88,084	87,375	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	10/31/2031	14,803	14,666	14,482	(4)(9)(12)(16)(34)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/31/2031	2,463	2,386	2,302	(4)(9)(12)(16)(34)
					105,136	104,159
Howden Group
HIG Finance 2 Limited	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	04/18/2030	5,542	5,414	5,238	(8)(16)
Hyperion Refinance Sarl	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	02/15/2031	45,750	45,390	43,073	(8)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	02/15/2031	101,200	99,445	92,796	(4)(8)(10)(16)(34)
					150,249	141,107
ISC
IRIS Specialty Acquisition LLC	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	11/20/2032	214,754	213,753	212,435	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	11/20/2032	3,258	3,167	2,867	(4)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	11/20/2032	7,239	7,093	6,895	(4)(11)(12)(16)(17)(34)
					224,013	222,197
Keystone
Koala Investment Holdings, Inc.	First Lien Secured Debt - Term Loan	S+425, 0.75% Floor	08/29/2032	95,436	94,569	93,900	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	08/29/2032	—	(81)	(296)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+425, 0.75% Floor	08/29/2032	4,334	4,261	4,202	(4)(12)(17)(34)
					98,749	97,806
Lockton Inc
Lockton Inc	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	05/09/2033	4,000	3,980	3,995	(17)
Patriot Growth Insurance Services
Patriot Growth Insurance Services, LLC	First Lien Secured Debt - Term Loan	S+515, 0.75% Floor	10/16/2028	31,327	31,327	30,678	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	10/16/2028	5,923	5,891	5,801	(4)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	10/16/2028	—	—	(48)	(4)(5)(12)(34)
					37,218	36,431
Safe-Guard
SG Acquisition, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	04/03/2030	86,876	86,011	86,164	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	04/03/2030	—	(36)	(47)	(4)(5)(9)(12)(34)
					85,975	86,117

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Truist
Truist Insurance Holdings, LLC	First Lien Secured Debt - Revolver	S+325, 0.00% Floor	05/06/2029	716	390	485	(4)(12)(17)(34)
		Total Insurance			$912,423	$896,795
Interactive Media & Services
Adevinta
Aurelia Netherlands BV	First Lien Secured Debt - Term Loan	E+475, 0.00% Floor	05/29/2031	€212,000	$232,355	$243,297	(3)(4)(8)(9)(10)(22)
Electronic Arts
OAK-Eagle Acquireco Inc	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	03/24/2033	$23,155	$22,807	$23,238	(16)
		Total Interactive Media & Services			$255,162	$266,535
IT Services
Astek
FINANCIERE ASTEK	First Lien Secured Debt - Term Loan	E+650, 0.00% Floor	04/25/2031	€50,293	$52,857	$55,724	(3)(4)(8)(9)(10)(22)
	First Lien Secured Debt - Delayed Draw	E+650, 0.00% Floor	04/25/2031	€20,626	21,678	22,844	(3)(4)(8)(9)(10)(12)(22)(34)
					74,535	78,568
Avenu Insights
ACP Avenu Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	10/02/2029	$14,512	$14,346	$13,999	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	10/02/2029	2,645	2,602	2,551	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	10/02/2029	—	(35)	(337)	(4)(5)(9)(12)(34)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	10/02/2029	1,364	1,311	1,148	(4)(9)(12)(16)(17)(34)
					18,224	17,361
GrayMatter
Genius Bidco LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	05/01/2030	4,546	4,483	4,501	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	05/01/2030	1,693	1,670	1,676	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	05/01/2030	—	(15)	(11)	(4)(5)(9)(12)(34)
	Common Equity - Equity Unit	N/A	N/A	773 Units	77	115	(4)(9)
					6,215	6,281
Vensure
Vensure Employer Services, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	09/29/2031	160,691	159,506	155,758	(4)(9)(17)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Version 1
Investment Company 24 Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+465, 0.00% Floor	07/11/2029	£6,559	7,709	8,489	(3)(4)(8)(9)(20)
	First Lien Secured Debt - Term Loan	E+465, 0.00% Floor	07/11/2029	€4,029	4,002	4,487	(3)(4)(8)(9)(22)
	First Lien Secured Debt - Delayed Draw	SONIA+465, 0.00% Floor	07/11/2029	£5,379	6,618	6,666	(3)(4)(8)(9)(12)(20)(34)
	First Lien Secured Debt - Delayed Draw	E+575, 0.00% Floor	07/11/2029	€—	—	(158)	(3)(4)(5)(8)(9)(10)(12)(34)
					18,329	19,484
VikingCloud
Bullcave Limited	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	08/06/2030	20,684	20,455	20,455	(4)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	08/06/2030	2,895	2,852	2,850	(4)(12)(17)(34)
					23,307	23,305
Yucca Growth Infrastructure, LLC
Yucca Growth Infrastructure, LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	09/18/2026	8,654	8,563	8,571	(4)(18)(19)
	First Lien Secured Debt - Delayed Draw	S+300, 0.00% Floor	09/18/2026	1,885	1,612	1,325	(4)(12)(16)(34)
					10,175	9,896
		Total IT Services			$310,291	$310,653
Leisure Products
Bowlero
Kingpin Intermediate Holdings LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	09/22/2032	$13,455	$13,309	$11,776	(8)(16)
	First Lien Secured Debt - Corporate Bond	7.25%	10/15/2032	13,329	12,914	11,342	(8)
					26,223	23,118
Lime
Neutron Holdings, Inc.	First Lien Secured Debt - Term Loan	10.00%	09/30/2026	75,000	74,858	75,000	(4)(9)
Peloton
Peloton Interactive, Inc.	First Lien Secured Debt - Term Loan	S+550, 0.00% Floor	05/30/2029	81,165	80,717	81,571	(8)(16)
		Total Leisure Products			$181,798	$179,689
Life Sciences Tools & Services
Cambrex
Cambrex Corp.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	03/05/2032	$115,934	$114,993	$115,645	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	03/05/2032	17,347	17,204	17,304	(4)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	03/05/2032	4,359	4,233	4,323	(4)(12)(16)(34)
					136,430	137,272

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Curia
Curia Global, Inc.	First Lien Secured Debt - Term Loan	9.92% PIK	12/06/2029	211,704	209,024	168,305	(4)(17)
	First Lien Secured Debt - Term Loan	S+625, 1.00% Floor	12/06/2029	3,965	3,887	3,955	(4)(17)(34)
	First Lien Secured Debt - Delayed Draw	S+625, 1.00% Floor	12/06/2029	10,312	9,836	10,263	(4)(12)(17)(34)
Curia Receivables II SPV, LLC	First Lien Secured Debt - Revolver	S+625, 1.00% Floor	01/29/2029	4,482	4,482	4,470	(4)(17)(34)
					227,229	186,993
Parexel
Parexel International Corporation	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	12/12/2031	58,027	57,890	58,106	(16)
		Total Life Sciences Tools & Services			$421,549	$382,371
Machinery
Alliance Laundry Systems
Alliance Laundry Systems LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	08/19/2031	$15,361	$15,327	$15,393	(16)(17)
Arrowhead Engineered Products
Arrowhead Holdco Company	First Lien Secured Debt - Term Loan	S+515, 0.75% Floor	08/31/2028	10,466	10,466	7,065	(4)(17)
Carlisle Fluid Technologies
LSF12 Donnelly Bidco, LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	10/02/2029	14,588	14,362	14,335	(4)(9)(16)
Circor
Cube Industrials Buyer, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	10/17/2031	24,195	24,110	24,248	(9)(17)
Duravant
Engineered Machinery Holdings, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	11/26/2032	19,900	19,812	20,027	(17)
Fosber
Foresight Italy Bidco S.P.A.	First Lien Secured Debt - Corporate Bond	E+500, 0.00% Floor	04/07/2033	€59,125	67,885	66,881	(3)(4)(8)(10)(23)
Foresight US Bidco, Inc	First Lien Secured Debt - Revolver	E+500, 0.00% Floor	03/23/2033	€—	(231)	(236)	(3)(4)(5)(8)(10)(12)(34)
	First Lien Secured Debt - Corporate Bond	S+500, 0.00% Floor	04/07/2033	66,302	65,655	65,639	(4)(8)(10)(18)
					133,309	132,284
Ideal Tridon
Ideal Components Acquisition, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	06/30/2032	29,699	29,292	29,488	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	06/30/2032	—	(36)	(39)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	06/30/2032	1,771	1,712	1,739	(4)(12)(16)(25)(34)
					30,968	31,188

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Industrial Service Solutions WC, Inc.
Industrial Service Solutions WC, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	02/06/2033	59,630	59,059	59,105	(4)(16)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	02/06/2033	4,333	4,144	4,153	(4)(12)(18)(25)(34)
					63,203	63,258
JPW
JPW Industries Holding Corporation	First Lien Secured Debt - Term Loan	S+588, 2.00% Floor	11/22/2028	92,221	90,978	91,262	(4)(9)(17)
Milacron
IOTA HOLDINGS 3	First Lien Secured Debt - Term Loan	S+475, 0.00% Floor	03/31/2032	24,489	24,173	24,144	(4)(17)
	First Lien Secured Debt - Revolver	S+475, 0.00% Floor	03/31/2032	2,269	2,166	2,151	(4)(12)(17)(34)
					26,339	26,295
NEFCO
NFO Orange Buyer, LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	01/13/2033	72,424	72,076	71,620	(4)(18)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	01/13/2033	—	(36)	(172)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	P+350, 0.75% Floor	01/13/2033	5,690	5,642	5,576	(4)(12)(25)(34)
					77,682	77,024
Novaria
Zenith AcquisitionCo, LLC	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	01/13/2033	70,711	70,375	70,704	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	01/13/2033	1,622	1,536	1,618	(4)(17)(34)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	01/13/2033	—	(64)	(1)	(4)(5)(12)(34)
					71,847	72,321
ProMach
Pro Mach Group, Inc.	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	10/15/2032	33,479	33,402	33,544	(16)
United Flow Technologies
Uft Buyer LLC	First Lien Secured Debt - Term Loan	S+225 Cash plus 2.75% PIK, 0.50% PIK	12/06/2032	68,803	68,130	68,803	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	12/06/2032	5,938	5,796	5,938	(4)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/06/2032	—	(86)	—	(4)(5)(12)(34)
					73,840	74,741
		Total Machinery			$685,645	$682,985

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Media
Accelerate360
McClatchy Media Company, LLC	First Lien Secured Debt - Term Loan	S+576, 1.00% Floor	02/11/2028	$75,401	$75,393	$74,141	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+576, 1.00% Floor	02/11/2028	22,512	22,512	21,731	(4)(9)(12)(17)(34)
					97,905	95,872
Astound Broadband
Radiate Holdco, LLC	First Lien Secured Debt - Term Loan	S+400 Cash plus 1.50% PIK, 1.00% Floor	09/25/2029	27,479	22,000	24,801	(16)
	First Lien Secured Debt - Term Loan	S+400, 1.00% Floor	06/26/2029	204	201	205	(16)
	First Lien Secured Debt - Delayed Draw	S+400, 1.00% Floor	06/26/2029	204	204	205	(12)(16)(34)
					22,405	25,211
Gannett
Gannett Holdings, LLC	First Lien Secured Debt - Term Loan	S+450, 1.50% Floor	10/15/2029	14,644	14,640	14,569	(8)(17)
USA TODAY Co Inc	First Lien Secured Debt - Term Loan	S+450, 1.50% Floor	10/15/2029	171,218	169,492	170,362	(8)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 1.50% Floor	10/15/2029	3,481	3,415	3,420	(8)(17)(34)
	First Lien Secured Debt - Convertible Bond	6.00%	12/01/2031	500	523	851	(4)(8)
					188,070	189,202
Mari
Mari Events Midco LLC	First Lien Secured Debt - Term Loan	S+400, 1.00% Floor	10/01/2032	317,635	313,591	314,458	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+400, 1.00% Floor	10/01/2032	41,618	40,857	41,063	(4)(17)(34)
Mari Miami II LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	10/01/2032	64,820	64,384	64,334	(4)(17)
					418,832	419,855
Material+
Material Holdings, LLC	First Lien Secured Debt - Term Loan	9.83%	08/19/2027	8,278	7,805	2,127	(4)(17)(33)(34)
	First Lien Secured Debt - Delayed Draw	9.83%	08/19/2027	512	512	491	(4)(17)(33)(34)
					8,317	2,618
Ziggo
Ziggo Financing Partnership	First Lien Secured Debt - Term Loan	S+322, 0.00% Floor	01/15/2033	2,262	2,205	2,189	(8)(18)
		Total Media			$737,734	$734,947
Metals & Mining
Sabre Industries
Tiger Acquisition, LLC	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	08/23/2032	$134,520	$131,787	$134,857	(16)
		Total Metals & Mining			$131,787	$134,857

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Multi-Utilities
Congruex
Congruex Group LLC	First Lien Secured Debt - Term Loan	S+590, 0.75% Floor	05/03/2029	$31,954	$31,616	$20,770	(9)(17)
		Total Multi-Utilities			$31,616	$20,770
Oil, Gas & Consumable Fuels
AL GCX
AL GCX Holdings, LLC	First Lien Secured Debt - Term Loan	S+225, 0.50% Floor	12/17/2032	$15,620	$15,583	$15,658	(16)
AL GCX Fund VIII
AL GCX Fund VIII Holdings LLC	First Lien Secured Debt - Term Loan	S+200, 0.50% Floor	01/30/2032	8,336	8,323	8,348	(16)
AL NGPL Fund VIII
AL NGPL Fund VIII Funding, LLC	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	12/06/2030	8,908	8,932	8,909	(17)
Blackfin
Blackfin Pipeline LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	09/29/2032	24,875	24,762	24,994	(16)
Calcasieu Pass Funding LLC
Calcasieu Pass Funding LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	04/01/2033	12,000	11,824	12,049	(8)(18)
Colonial
Colossus AcquireCo LLC	First Lien Secured Debt - Term Loan	S+175, 0.00% Floor	01/31/2033	10,945	10,904	10,888	(17)
CQP
CQP Holdco LP	First Lien Secured Debt - Term Loan	S+175, 0.00% Floor	12/31/2032	26,656	26,675	26,538	(17)
GIP Pilot
GIP Pilot Acquisition Partners, L.P.	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	05/19/2033	1,958	1,970	1,960	(16)
Sempra
BX Frontier Member I LLC	First Lien Secured Debt - Delayed Draw	5.86% PIK	12/31/2060	35,723	35,723	35,107	(4)(8)
	First Lien Secured Debt - Delayed Draw	5.86%	12/31/2060	—	—	(107)	(4)(5)(8)(34)
					35,723	35,000
Stonepeak Bayou
Stonepeak Bayou Holdings LP	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	10/01/2032	16,459	16,183	16,445	(17)
Venture Global
CP2 LNG Holdings, LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	07/28/2028	20,609	20,185	20,078	(4)(8)(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Venture Global CP2 LNG, LLC
Venture Global CP2 LNG, LLC	First Lien Secured Debt - Delayed Draw	S+225, 0.00% Floor	07/28/2032	—	(959)	(1,002)	(4)(5)(8)(34)
VENTURE GLOBAL LNG INC
Venture Global LNG, Inc.	First Lien Secured Debt - Corporate Bond	6.63%	06/15/2036	4,083	4,083	4,023	(8)
	First Lien Secured Debt - Corporate Bond	6.38%	12/15/2034	4,083	4,083	4,015	(8)
					8,166	8,038
		Total Oil, Gas & Consumable Fuels			$188,271	$187,903
Paper & Forest Products
48forty Solutions
Alpine Acquisition Corp II	First Lien Secured Debt - Term Loan	8.89%	01/14/2031	$805	$805	$805	(4)(16)(33)
	First Lien Secured Debt - Term Loan	8.64%	01/14/2031	603	603	603	(4)(16)(33)
	First Lien Secured Debt - Delayed Draw	5.75%	01/14/2031	—	(1)	—	(4)(5)(12)(33)(34)
	Common Equity - Equity Unit	N/A	N/A	402 Units	—	—	(4)(35)
	Preferred Equity - Preferred Stocks	N/A	N/A	1,710,682 Shares	1,497	1,232	(4)(35)
LSCS Holdings, Inc.	First Lien Secured Debt - Revolver	5.75%	01/14/2031	—	(11)	—	(4)(5)(12)(33)(34)
					2,893	2,640
BiOrigin Specialty
Complete Paper Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	02/04/2031	14,179	14,007	13,339	(4)(17)
		Total Paper & Forest Products			$16,900	$15,979
Personal Care Products
ACP Tara Holdings Inc
ACP Tara Holdings Inc	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	12/15/2032	$21,945	$21,893	$22,011	(17)
Advantice Health
Jazz AH Holdco, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	04/02/2029	6,930	6,930	6,839	(4)(18)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	04/02/2029	117	117	115	(4)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	04/02/2029	40	33	30	(4)(12)(17)(34)
					7,080	6,984
Dr. Scholls
DRS Holdings III, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	11/01/2028	36,306	36,077	35,976	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	11/01/2028	—	(4)	(12)	(4)(5)(9)(12)(34)
					36,073	35,964

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Heat Makes Sense
Amika OpCo LLC	First Lien Secured Debt - Term Loan	S+590, 0.75% Floor	07/01/2029	34,125	33,757	34,125	(4)(9)(18)
	First Lien Secured Debt - Term Loan	S+540, 0.75% Floor	07/01/2029	7,891	7,809	7,881	(4)(9)(18)
	First Lien Secured Debt - Revolver	S+540, 0.75% Floor	07/01/2028	186	175	184	(4)(9)(12)(17)(34)
Ishtar Co-Invest-B LP	Common Equity - Stock	N/A	N/A	39 Shares	22	—	(4)(9)
Oshun Co-Invest-B LP	Common Equity - Stock	N/A	N/A	11 Shares	11	—	(4)(9)
					41,774	42,190
KDC
KDC/ONE Development Corporation, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	08/15/2028	44,592	44,140	44,626	(16)
PDC Brands
Parfums Holding Company, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	06/27/2030	158,947	157,798	157,930	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	06/27/2029	—	(62)	(66)	(4)(5)(9)(11)(12)(34)
					157,736	157,864
RoC Skincare
RoC Holdco LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	02/21/2031	25,034	24,665	24,821	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	02/21/2031	8,250	8,197	8,180	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	02/21/2030	—	(54)	(37)	(4)(5)(9)(12)(34)
					32,808	32,964
Suave
Silk Holdings III Corp.	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	12/03/2032	210,018	207,973	209,010	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/03/2032	1,062	922	989	(4)(9)(12)(16)(34)
					208,895	209,999
		Total Personal Care Products			$550,399	$552,602
Pharmaceuticals
Alcresta
Alcresta Holdings, LP	Common Equity - Equity Unit	N/A	N/A	$1,176 Units	$1	$124	(4)(9)
	Preferred Equity - Preferred Stocks	N/A	N/A	116 Shares	116	84	(4)(9)(32)
Alcresta Therapeutics Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	03/12/2031	8,655	8,538	8,592	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	03/12/2031	203	193	197	(4)(9)(12)(17)(34)
					8,848	8,997

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (36)	Fair Value (1)(37)
Aspen
Apple SG Bidco Pte. Ltd.	First Lien Secured Debt - Term Loan	BBSW+475, 0.50% Floor	03/19/2033	A$	124,137	86,700	85,087	(3)(4)(8)(10)(27)
	First Lien Secured Debt - Delayed Draw	BBSW+475, 0.50% Floor	03/19/2033	A$	—	(48)	(47)	(3)(4)(5)(8)(10)(12)(34)
						86,652	85,040
Avid Bioservices
Space Finco, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	02/05/2032		14,707	14,520	14,546	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	02/05/2032		10,471	10,292	10,285	(4)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	02/05/2031		—	(116)	(107)	(4)(5)(12)(34)
Space Parent, LP	Common Equity - Stock	N/A	N/A		1,000 Shares	1	1	(4)
	Preferred Equity - Preferred Stocks	N/A	N/A		99,000 Shares	99	99	(4)
						24,796	24,824
Biogaran
Bastille Bidco SAS	First Lien Secured Debt - Term Loan	E+475, 0.00% Floor	10/07/2032		€142,500	168,062	161,551	(3)(4)(8)(10)(22)
Catalent
Creek Parent, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/18/2031		199,867	196,967	196,789	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/18/2031		—	(400)	(448)	(4)(5)(9)(12)(34)
						196,567	196,341
Karo
Kairos Intermediateco AB	First Lien Secured Debt - Term Loan	E+475, 0.00% Floor	08/26/2032		€105,890	122,753	120,470	(3)(4)(8)(9)(10)(22)
	First Lien Secured Debt - Term Loan	N+475, 0.00% Floor	08/26/2032	Nkr	614,359	60,387	61,793	(3)(4)(8)(9)(10)(31)
	First Lien Secured Debt - Term Loan	SONIA+475, 0.00% Floor	08/26/2032		£43,708	58,649	57,721	(3)(4)(8)(9)(10)(20)
	First Lien Secured Debt - Delayed Draw	E+475, 0.00% Floor	08/26/2032		€—	706	(131)	(3)(4)(5)(8)(9)(10)(34)
						242,495	239,853
PAI
PAI Co-Investor FT Aggregator LLC	Common Equity - Stock	N/A	N/A		100 Shares	100	66	(4)(9)(32)
Pai Middle Tier, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	02/13/2032		29,478	29,057	28,443	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	02/13/2032		—	(64)	(185)	(4)(5)(9)(12)(34)
						29,093	28,324
		Total Pharmaceuticals				$756,513	$744,930

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Professional Services
Alpha FMC
Actium Midco 3	First Lien Secured Debt - Term Loan	SONIA+475, 0.00% Floor	08/30/2031	£38,072	$49,197	$50,526	(3)(4)(8)(9)(10)(20)
	First Lien Secured Debt - Term Loan	S+475, 0.00% Floor	08/30/2031	$44,449	$44,406	$44,468	(4)(8)(9)(10)(18)
	First Lien Secured Debt - Term Loan	E+475, 0.00% Floor	08/30/2031	€18,790	20,770	21,469	(3)(4)(8)(9)(10)(23)
	First Lien Secured Debt - Delayed Draw	SONIA+475, 0.00% Floor	08/30/2031	£22,207	24,276	24,769	(3)(4)(8)(9)(10)(12)(18)(20)(34)
					138,649	141,232
BDO USA
BDO USA, P.A.	First Lien Secured Debt - Term Loan	S+500, 2.00% Floor	08/31/2028	196,312	194,288	191,012	(4)(9)(17)
	First Lien Secured Debt - Term Loan	S+450, 2.00% Floor	08/31/2028	33,959	33,692	32,712	(4)(9)(16)
					227,980	223,724
Citation Group
Rocket Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+475, 0.00% Floor	01/15/2032	£85,925	104,328	113,976	(3)(4)(8)(10)(20)
	First Lien Secured Debt - Delayed Draw	SONIA+475, 0.00% Floor	01/15/2032	£8,426	7,698	8,173	(3)(4)(8)(10)(12)(20)(34)
					112,026	122,149
CohnReznick
CohnReznick Advisory LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	03/31/2032	3,581	3,569	3,502	(17)
	First Lien Secured Debt - Delayed Draw	S+325, 0.00% Floor	03/31/2032	—	(1)	(5)	(5)(12)(34)
					3,568	3,497
Crete PA
Crete PA Holdco, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/26/2030	46,337	46,159	46,286	(4)(16)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/26/2030	74,953	74,507	74,953	(4)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/26/2030	—	(55)	(12)	(4)(5)(12)(34)
					120,611	121,227
Cumming Group
Chartwell Cumming Holding Corp	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	06/16/2033	16,374	16,048	16,047	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	06/16/2033	20,297	19,298	18,704	(4)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	06/16/2033	—	(121)	(121)	(4)(5)(12)(34)
					35,225	34,630
EAB
EAB Global, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	08/16/2030	55,464	55,280	50,125	(16)
	First Lien Secured Debt - Revolver	S+300, 0.00% Floor	01/31/2030	6,330	6,303	5,532	(4)(12)(16)(17)(34)
					61,583	55,657

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Escalent
M&M OPCO, LLC	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	04/07/2029	9,024	8,875	8,850	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	04/07/2029	152	146	143	(4)(9)(12)(17)(34)
					9,021	8,993
FGS Global
Kite Bidco Inc.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	11/25/2031	61,788	61,024	60,966	(4)(10)(17)(18)
	First Lien Secured Debt - Delayed Draw	S+500, 0.00% Floor	09/20/2031	—	(88)	(202)	(4)(5)(10)(12)(34)
					60,936	60,764
G&A
G&A Partners Holding Company II, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	03/03/2031	26,162	25,906	26,162	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	03/03/2031	2,519	2,488	2,519	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	03/01/2030	176	154	177	(4)(9)(12)(17)(34)
					28,548	28,858
Grant Thornton Advisors
Grant Thornton Advisors Holdings LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	06/02/2031	63,709	63,578	60,783	(16)
Grant Thornton UK
Pacioli UK Midco Limited	First Lien Secured Debt - Term Loan	SONIA+500, 0.00% Floor	04/14/2032	£109,980	142,836	142,878	(3)(4)(8)(9)(10)(20)
Jensen Hughes
Jensen Hughes, Inc	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	09/01/2031	77,469	76,547	76,547	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	09/01/2031	4,834	4,690	4,572	(4)(12)(17)(34)
	First Lien Secured Debt - Delayed Draw	S+425, 0.75% Floor	09/01/2031	—	(5)	(61)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	09/01/2031	—	(98)	(105)	(4)(5)(11)(12)(34)
					81,134	80,953
Kroll
Deerfield Dakota Holding, LLC	First Lien Secured Debt - Term Loan	S+300 Cash plus 2.75% PIK, 0.75% Floor	09/13/2032	106,472	105,472	104,907	(4)(17)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	09/13/2032	3,599	3,505	3,455	(4)(12)(16)(34)
					108,977	108,362

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Mace Consult
Consult Bidco Ltd	First Lien Secured Debt - Term Loan	SONIA+500, 0.00% Floor	03/07/2033	£71,568	93,779	93,659	(3)(4)(8)(10)(20)
	First Lien Secured Debt - Term Loan	S+500, 0.00% Floor	03/07/2033	68,873	67,899	67,929	(4)(8)(10)(18)
	First Lien Secured Debt - Delayed Draw	SONIA+500, 0.00% Floor	03/07/2033	£—	(752)	(522)	(3)(4)(5)(8)(10)(34)
					160,926	161,066
Qualus
Qinetic, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	05/02/2033	130,900	129,604	129,591	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	05/02/2033	—	(183)	(187)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	05/02/2033	—	(183)	(187)	(4)(5)(12)(34)
					129,238	129,217
Trilon Group LLC
Trilon Group LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	06/05/2033	9,184	9,138	9,195	(16)
	First Lien Secured Debt - Delayed Draw	S+350, 0.00% Floor	06/05/2033	—	(4)	—	(5)(34)
					9,134	9,195
Waystone
Sigma Irish Acquico Limited	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	03/19/2032	€67,460	72,292	76,633	(3)(4)(8)(10)(22)
	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	03/19/2032	70,821	69,605	70,283	(4)(8)(10)(17)
	First Lien Secured Debt - Delayed Draw	E+525, 0.00% Floor	03/19/2032	€6,856	7,967	7,774	(3)(4)(8)(10)(12)(22)(34)
	First Lien Secured Debt - Delayed Draw	S+525, 0.00% Floor	03/19/2032	—	(136)	(126)	(4)(5)(8)(10)(12)(34)
					149,728	154,564
		Total Professional Services			$1,643,698	$1,647,749
Real Estate Management & Development
Aedas Homes S.A.U.
Aedas Homes S.A.	First Lien Secured Debt - Corporate Bond	E+525, 2.00% Floor	12/31/2029	€15,710	$18,582	$17,753	(3)(4)(8)(10)(22)
Associa
Associations Inc.	First Lien Secured Debt - Term Loan	S+676, 1.00% Floor	07/02/2028	$21,208	$21,177	$21,116	(4)(17)
	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	07/02/2028	2,449	2,436	2,438	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+676, 1.00% Floor	07/02/2028	5,287	5,278	5,260	(4)(12)(17)(34)
	First Lien Secured Debt - Delayed Draw	S+650, 1.00% Floor	07/02/2028	—	(18)	(16)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+676, 1.00% Floor	07/02/2028	—	(1)	—	(4)(5)(12)(34)
					28,872	28,798

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Hispania
Neinor DMP BidCo, S.A.U.	First Lien Secured Debt - Corporate Bond	E+525, 2.00% Floor	12/31/2029	€37,764	43,691	42,674	(3)(4)(8)(10)(22)
Pritchard Industries
Pritchard Industries, LLC	First Lien Secured Debt - Term Loan	S+590, 0.75% Floor	10/13/2027	6,223	6,224	5,663	(4)(18)
		Total Real Estate Management & Development			$97,369	$94,888
Semiconductors & Semiconductor Equipment
Softbank ARM Loan
Kronos I UK Ltd	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	09/21/2027	$12,500	$12,500	$12,509	(4)(8)(9)(10)(17)
	First Lien Secured Debt - Delayed Draw	S+250, 0.00% Floor	09/21/2027	12,500	12,439	12,509	(4)(8)(9)(10)(17)
		Total Semiconductors & Semiconductor Equipment			$24,939	$25,018
Software
Accela
Accela, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	09/03/2030	$18,057	$17,814	$17,756	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+600, 0.75% Floor	09/03/2030	—	(21)	(29)	(4)(5)(9)(12)(34)
					17,793	17,727
Access Group
Armstrong Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	06/28/2029	£21,677	26,185	26,462	(3)(4)(8)(20)
	First Lien Secured Debt - Delayed Draw	SONIA+525, 0.00% Floor	06/28/2029	£10,672	12,909	13,028	(3)(4)(8)(20)
					39,094	39,490
Alteryx
Azurite Intermediate Holdings, Inc.	First Lien Secured Debt - Term Loan	S+600, 0.75% Floor	03/19/2031	11,255	11,129	10,625	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+600, 0.75% Floor	03/19/2031	25,567	25,285	24,135	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	03/19/2031	—	(75)	(410)	(4)(5)(9)(12)(34)
					36,339	34,350
AMAG
SRP Eagle Buyer Inc.	First Lien Secured Debt - Term Loan	S+475, 1.50% Floor	12/08/2031	29,850	29,574	28,990	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.50% Floor	12/08/2031	—	(160)	(508)	(4)(5)(34)
	First Lien Secured Debt - Revolver	S+500, 1.50% Floor	12/08/2031	—	(96)	(203)	(4)(5)(12)(34)
					29,318	28,279
Arctera Holdings II, Inc.
Arctera Holdings II, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	11/30/2026	36,300	36,207	36,275	(4)(19)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Avetta
Artifact Bidco, Inc.	First Lien Secured Debt - Term Loan	S+415, 0.50% Floor	07/28/2031	63,399	62,906	61,599	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+415, 0.50% Floor	07/28/2031	—	(57)	(441)	(4)(5)(9)(12)(34)
	First Lien Secured Debt - Revolver	S+415, 0.50% Floor	07/26/2030	—	(76)	(273)	(4)(5)(9)(12)(34)
					62,773	60,885
Beeline
IQN Holding Corp.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	05/02/2029	71,601	71,159	66,310	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	05/02/2028	2,535	2,521	2,222	(4)(9)(12)(17)(34)
					73,680	68,532
CINC Systems
1475 Holdings, LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	01/18/2030	6,254	6,185	6,124	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	01/18/2030	143	130	121	(4)(9)(12)(16)(34)
					6,315	6,245
Clanwilliam
Tribe Bidco Limited	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	09/13/2032	€53,893	62,462	58,604	(3)(4)(8)(10)(22)
	First Lien Secured Debt - Delayed Draw	E+525, 0.00% Floor	09/13/2032	€1,397	1,906	331	(3)(4)(8)(10)(12)(22)(34)
	First Lien Secured Debt - Revolver	E+525, 0.00% Floor	03/12/2032	€233	388	(240)	(3)(4)(5)(8)(10)(12)(22)(34)
					64,756	58,695
Clearwater Analytics Holdings Inc
Clearwater Analytics Holdings Inc	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	06/27/2033	21,447	21,340	21,340	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	06/27/2033	—	(10)	(10)	(4)(5)(34)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	06/27/2033	—	(13)	(13)	(4)(5)(12)(34)
					21,317	21,317
Cohesity
Clover Holdings 2, LLC	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	12/09/2031	7,704	7,551	7,373	(16)
CompTIA
Endor Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	01/09/2032	37,218	36,907	35,971	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	01/09/2032	—	(33)	(280)	(4)(5)(9)(12)(34)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	01/09/2032	—	(33)	(142)	(4)(5)(9)(12)(34)
					36,841	35,549

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Conga Corp
Conga Corp	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	05/06/2028	7,736	7,477	5,963	(4)(17)
CoreWeave Financing DDTL V LLC
CoreWeave Financing DDTL V LLC	First Lien Secured Debt - Delayed Draw	S+450, 0.00% Floor	11/06/2031	601	584	614	(8)(12)(16)(34)
Cotiviti
Cotiviti, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	03/26/2032	23,612	23,308	21,494	(16)
Couchbase
Cascade Intermediate II, Inc.	First Lien Secured Debt - Term Loan	13.00% PIK	09/24/2033	24,767	24,335	22,776	(4)
Cascade Parent Inc.	First Lien Secured Debt - Term Loan	S+575, 0.50% Floor	09/24/2031	152,685	150,584	147,067	(4)(16)
	First Lien Secured Debt - Revolver	S+575, 0.50% Floor	09/24/2030	—	(173)	(455)	(4)(5)(11)(12)(34)
					174,746	169,388
Coupa Software
Coupa Software Incorporated	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	02/27/2030	35,988	35,425	34,567	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	02/27/2030	3,223	3,182	3,095	(4)(9)(17)(34)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	02/27/2029	1,663	1,634	1,565	(4)(9)(12)(17)(34)
					40,241	39,227
Databricks
Databricks, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	01/05/2032	146,113	145,631	145,931	(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.00% Floor	01/05/2032	—	(11)	—	(5)(12)(34)
					145,620	145,931
Enverus
Edition Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	12/20/2032	357,734	356,467	353,584	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	12/20/2032	—	(123)	(752)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	12/20/2032	999	905	686	(4)(12)(16)(34)
					357,249	353,518
Everbridge
Everbridge Holdings, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	07/02/2031	60,559	60,350	59,675	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	07/02/2031	5,935	5,906	5,712	(4)(9)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	07/02/2031	—	(22)	(90)	(4)(5)(9)(12)(34)
					66,234	65,297

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (36)	Fair Value (1)(37)
Fortnox
OMEGA II AB	First Lien Secured Debt - Term Loan	STIBOR+425, 0.00% Floor	06/17/2032	Skr	658,611	67,851	66,599	(3)(4)(8)(10)(24)
	First Lien Secured Debt - Delayed Draw	STIBOR+475, 0.00% Floor	06/17/2032	Skr	—	(578)	(359)	(3)(4)(5)(8)(10)(12)(34)
						67,273	66,240
G2CI
Evergreen IX Borrower 2023, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	09/30/2030		120,940	119,182	117,481	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/01/2029		—	(138)	(288)	(4)(5)(9)(12)(34)
						119,044	117,193
HHAeXchange
Homecare Software Solutions LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	06/16/2031		78,302	78,302	76,642	(4)(16)
Instem
Ichor Management Limited	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	12/07/2029		9,046	8,901	8,561	(4)(8)(9)(18)
	First Lien Secured Debt - Delayed Draw	S+600, 1.00% Floor	12/07/2029		4,078	4,046	3,859	(4)(8)(9)(18)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	12/07/2029		1,271	1,566	1,581	(3)(4)(8)(9)(12)(18)(34)
						14,513	14,001
Iris Software
Elements Finco Limited	First Lien Secured Debt - Term Loan	SONIA+300 Cash plus 2.25% PIK, 0.00% Floor	04/29/2031		£33,094	41,687	42,107	(3)(4)(8)(10)(20)
Jeppesen
JEPPESEN HOLDINGS, LLC	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	11/01/2032		193,563	192,217	191,473	(4)(17)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	11/01/2032		—	(68)	(108)	(4)(5)(12)(34)
						192,149	191,365
Kaseya
Kaseya Inc	First Lien Secured Debt - Revolver	S+325, 0.00% Floor	03/20/2030		—	(9)	(421)	(5)(12)(34)
Medallia
Medallia, Inc.	First Lien Secured Debt - Term Loan	6.75%	10/29/2028		41,048	39,654	16,727	(4)(9)(17)(33)
M-Files
MetaTiedot Midco S.à r.l.	First Lien Secured Debt - Term Loan	E+500, 0.75% Floor	11/27/2031		€21,178	22,107	22,874	(3)(4)(8)(22)
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	11/27/2031		15,859	15,663	14,922	(4)(8)(17)
	First Lien Secured Debt - Delayed Draw	E+500, 0.75% Floor	11/27/2031		€1,891	1,984	2,043	(3)(4)(8)(22)
	First Lien Secured Debt - Revolver	E+500, 0.75% Floor	11/27/2030		€429	396	253	(3)(4)(8)(12)(22)(34)
						40,150	40,092

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (36)	Fair Value (1)(37)
mPulse
mPulse Mobile, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	08/26/2032		32,146	31,854	30,658	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	08/26/2032		—	(14)	(142)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	08/26/2032		—	(41)	(220)	(4)(5)(12)(34)
						31,799	30,296
MYOB
MYOB US Borrower LLC	First Lien Secured Debt - Term Loan	BBSW+250 Cash plus 2.88% PIK, 0.75% Floor	06/06/2030	A$	158,303	101,777	105,195	(3)(4)(8)(9)(10)(26)
New Relic
Crewline Buyer, Inc.	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	11/08/2030		66,900	65,670	65,154	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	11/08/2030		—	(69)	(114)	(4)(5)(9)(12)(34)
						65,601	65,040
Paessler
Blitz 24-34 GmbH	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	05/03/2031		46,945	46,588	46,053	(4)(8)(17)
	First Lien Secured Debt - Delayed Draw	S+600, 1.00% Floor	05/03/2030		—	(23)	(135)	(4)(5)(8)(12)(34)
						46,565	45,918
Qualtrics
Quartz Acquireco, LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	05/18/2033		36,073	34,765	29,984	(4)(17)
	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	06/28/2030		783	781	657	(17)
						35,546	30,641
Quorum
QBS Parent, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	06/03/2032		157,529	156,872	152,567	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	06/03/2032		1,300	1,293	616	(4)(9)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	06/03/2032		—	(77)	(603)	(4)(5)(9)(11)(12)(34)
						158,088	152,580
Redwood
Runway Bidco, LLC	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	12/17/2031		165,060	163,694	159,347	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	12/17/2031		—	(163)	(1,437)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+500, 0.50% Floor	12/17/2031		—	(163)	(718)	(4)(5)(12)(34)
						163,368	157,192

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Solera
Polaris Newco, LLC	First Lien Secured Debt - Term Loan	S+426, 0.50% Floor	06/02/2028	34,381	34,137	29,966	(17)
Trading Technologies
Trading Technologies International, Inc.	First Lien Secured Debt - Term Loan	S+425, 0.50% Floor	11/04/2032	43,243	43,191	41,933	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+425, 0.50% Floor	11/04/2032	10,811	10,798	10,483	(4)(17)
	First Lien Secured Debt - Revolver	S+425, 0.50% Floor	11/04/2032	—	(8)	(205)	(4)(5)(12)(34)
					53,981	52,211
Uniguest
Uniguest Holdings, Inc	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/27/2030	47,921	47,359	47,125	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/27/2030	—	(104)	(311)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/27/2030	—	(51)	(76)	(4)(5)(12)(34)
					47,204	46,738
VIP
Vamos Bidco, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	01/30/2032	66,160	65,604	64,387	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	01/30/2032	—	(111)	(746)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	01/30/2032	1,392	1,325	1,164	(4)(12)(17)(34)
					66,818	64,805
Zafin
Zafin Labs Americas Incorporated	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	02/14/2031	12,500	12,348	12,360	(4)(8)(9)(18)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	02/14/2031	—	(29)	(28)	(4)(5)(8)(9)(12)(34)
					12,319	12,332
Zendesk
Zendesk, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	11/22/2028	126,862	125,723	117,864	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	11/22/2028	32,350	32,093	30,057	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	11/22/2028	—	(108)	(950)	(4)(5)(9)(12)(34)
					157,708	146,971
		Total Software			$2,815,117	$2,719,980

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Specialty Retail
CONSTELLATION AUTOMOTIVE
BBD Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+625, 0.00% Floor	03/21/2031	£21,455	$27,504	$28,459	(3)(4)(8)(10)(20)
	First Lien Secured Debt - Term Loan	E+625, 0.00% Floor	04/03/2031	€8,869	9,505	10,134	(3)(4)(8)(10)(22)
					37,009	38,593
EG Group
EG America, LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	02/10/2031	$3,100	$3,094	$3,116	(8)(17)
EG Global Finance PLC	First Lien Secured Debt - Corporate Bond	S+750, 0.50% Floor	11/30/2028	118,022	115,605	123,486	(4)(8)(15)
					118,699	126,602
PetSmart
PetSmart LLC	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	08/18/2032	18,699	18,588	18,703	(16)
S&S
S&S Holdings LLC	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	10/01/2031	57,872	56,884	55,152	(16)
Skechers
Beach Acquisition Bidco LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	09/12/2032	13,930	13,898	14,022	(16)
Sweetwater Borrower LLC
Sweetwater Borrower LLC	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	02/17/2033	2,273	2,265	2,290	(16)
Tailored Brands
The Men's Wearhouse, LLC	First Lien Secured Debt - Term Loan	S+575, 0.00% Floor	01/28/2031	11,060	10,932	11,177	(17)
Varsity Brands
Varsity Brands, LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	08/26/2031	60,450	60,230	60,606	(9)(17)
		Total Specialty Retail			$318,505	$327,145
Technology Hardware, Storage & Peripherals
Accelevation
Accelevation LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	01/02/2031	$15,000	$14,775	$14,898	(4)(17)
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	01/02/2031	14,113	13,958	13,986	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	01/02/2031	2,212	2,179	2,182	(4)(12)(16)(34)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	01/02/2031	—	(26)	(21)	(4)(5)(12)(34)
					30,886	31,045
Biamp
Biamp	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	04/30/2030	41,010	40,437	37,598	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	04/30/2030	1,400	1,322	894	(4)(9)(12)(16)(34)
					41,759	38,492

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Service Express
Victors Purchaser, LLC	First Lien Secured Debt - Term Loan	S+425, 0.50% Floor	12/23/2032	183,062	182,183	181,671	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	12/23/2032	—	(115)	(172)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/23/2032	2,507	2,368	2,311	(4)(12)(16)(34)
					184,436	183,810
Valor 1
VCI Asset Holdings 1 LLC	First Lien Secured Debt - Term Loan	10.00%	11/20/2030	224,519	222,682	239,606
VCI Intermediate Topco 1 LLC	Common Equity - Membership Interest	N/A	N/A	13,750,397 Units	13,750	13,063	(4)(8)(32)(35)
					236,432	252,669
Valor 2
VCI Asset Holdings 2 LLC	First Lien Secured Debt - Term Loan	7.38%	02/18/2031	195,964	194,125	201,333
VCI Intermediate TopCo 2 LLC	Common Equity - Membership Interest	N/A	N/A	41,837,476 Units	41,837	39,327	(4)(8)(32)(35)
					235,962	240,660
Valor 3
VCI Asset Holdings 3 LLC	First Lien Secured Debt - Term Loan	6.88%	04/24/2031	72,000	71,303	73,022
VCI Intermediate TopCo 3 LLC	Common Equity - Membership Interest	N/A	N/A	100,000 Units	100	102	(4)(8)(35)
					71,403	73,124
		Total Technology Hardware, Storage & Peripherals			$800,878	$819,800
Textiles, Apparel & Luxury Goods
Authentic Brands
ABG Intermediate Holdings 2 LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	12/21/2028	$57,247	$57,073	$57,333	(16)
	First Lien Secured Debt - Delayed Draw	S+225, 0.00% Floor	02/13/2032	29,022	28,961	29,031	(16)
					86,034	86,364
Flexdev
Classico Holdings 2 B.V.	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	04/09/2033	€38,919	44,612	43,579	(3)(4)(8)(10)(22)
	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	04/09/2033	12,153	11,915	11,910	(4)(8)(10)(17)
	First Lien Secured Debt - Delayed Draw	E+525, 0.00% Floor	04/09/2033	€—	(228)	(230)	(3)(4)(5)(8)(10)(12)(34)
					56,299	55,259
Gruppo Florence
Made in Italy 2 S.P.A.	First Lien Secured Debt - Corporate Bond	E+700, 0.00% Floor	10/17/2030	€74,500	77,507	74,917	(3)(4)(8)(9)(23)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Iconix Brand Group
IBG Borrower LLC	First Lien Secured Debt - Term Loan	S+515, 1.00% Floor	08/22/2031	141,850	139,523	139,255	(4)(9)(17)
	First Lien Secured Debt - Term Loan	S+515, 1.00% Floor	08/22/2029	70,497	69,984	69,206	(4)(9)(17)
					209,507	208,461
		Total Textiles, Apparel & Luxury Goods			$429,347	$425,001
Trading Companies & Distributors
Lindstrom, LLC
Lindstrom, LLC	First Lien Secured Debt - Term Loan	S+550, 0.75% Floor	12/30/2032	$39,900	$39,318	$39,437	(4)(18)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	12/30/2032	—	(145)	(116)	(4)(5)(12)(34)
					39,173	39,321
Meritus Gas Partners
MGP Holdings III Corp.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	03/01/2030	28,053	27,690	27,660	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	03/01/2030	10,140	10,014	9,976	(4)(9)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	03/01/2030	873	848	845	(4)(9)(12)(17)(34)
					38,552	38,481
ORS Nasco
WC ORS Buyer, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	08/07/2031	95,724	94,572	95,102	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	08/07/2031	14,187	14,022	14,095	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	08/07/2031	5,021	4,860	4,928	(4)(9)(12)(17)(34)
WC ORS Holdings, L.P.	Common Equity - Limited Partnership	N/A	N/A	90,443 Units	90	199	(4)(9)
					113,544	114,324
		Total Trading Companies & Distributors			$191,269	$192,126
Transportation Infrastructure
Amey
Project Ardent Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	11/12/2031	£125,385	$157,446	$162,990	(3)(4)(8)(10)(20)
	First Lien Secured Debt - Term Loan	SONIA+550, 0.00% Floor	11/12/2031	£35,086	47,693	45,609	(3)(4)(8)(10)(20)
					205,139	208,599

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (36)	Fair Value (1)(37)
Eagle Railcar
Elk Bidco, Inc	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	06/14/2032		$111,814	$111,320	$107,744	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	06/14/2032		—	(50)	(854)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	06/14/2032		—	(90)	(786)	(4)(5)(12)(34)
						111,180	106,104
NARS
North American Rail Solutions LLC	First Lien Secured Debt - Term Loan	C+475, 1.00% Floor	08/29/2031	C$	38,768	27,980	26,352	(3)(4)(9)(28)
	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	08/29/2031		8,684	8,607	8,388	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	08/29/2031		934	920	858	(4)(9)(12)(17)(34)
	First Lien Secured Debt - Delayed Draw	C+475, 1.00% Floor	08/29/2031	C$	—	(8)	(63)	(3)(4)(5)(9)(12)(34)
	First Lien Secured Debt - Revolver	C+475, 1.00% Floor	08/29/2031	C$	3,111	2,222	2,017	(3)(4)(9)(12)(28)(34)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	08/29/2031		587	573	533	(4)(9)(12)(16)(34)
						40,294	38,085
Signature Aviation
Brown Group Holding, LLC	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	07/01/2031		18,590	18,544	18,658	(16)(17)
		Total Transportation Infrastructure				$375,157	$371,446
Wireless Telecommunication Services
Consumer Cellular
CCI Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	05/13/2032		$94,055	$93,265	$94,629	(4)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	05/13/2032		—	(47)	—	(4)(5)(12)(34)
		Total Wireless Telecommunication Services				$93,218	$94,629

		Total Investments before Cash Equivalents				$25,642,943	$25,367,235	(2)(6)(14)
State Street Institutional U.S. Government Money Market Fund Opportunity		N/A	N/A		250,611	$250,611	$250,611	(7)
Goldman Sachs Financial Square Government Fund Institutional		N/A	N/A		157,284	157,284	157,284	(7)
		Total Investments after Cash Equivalents				$26,050,838	$25,775,130

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Derivative Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Footnote Reference
Interest rate swap (a)	6.90%	S+270	4/13/2029	$325,000	Note 5
Interest rate swap (a)	6.70%	S+280	7/29/2031	$300,000	Note 5
Interest rate swap (a)	3.67%	3M SOFR	12/21/2027	$82,000	Note 5
Interest rate swap (a)	3.65%	3M SOFR	1/19/2028	$18,000	Note 5
Interest rate swap (b)	7.02%	ESTR+372	9/28/2026	€90,000	Note 5
Interest rate swap (a)	6.90%	S+271	4/13/2029	$325,000	Note 5
Interest rate swap (a)	5.86%	S+267	4/13/2029	$350,000	Note 5
Interest rate swap (a)	6.70%	S+280	7/29/2031	$300,000	Note 5
Interest rate swap (a)	8.54%	S+418	9/28/2026	$226,000	Note 5
Interest rate swap (a)	8.62%	S+456	9/28/2028	$325,000	Note 5
Interest rate swap (a)	6.35%	S+239	7/29/2031	$400,000	Note 5
Interest rate swap (a)	6.55%	S+218	3/15/2032	$500,000	Note 5
Interest rate swap (a)	5.88%	S+220.7	8/30/2030	$400,000	Note 5
Interest rate swap (a)	5.66%	S+220.45	8/30/2030	$100,000	Note 5
Interest rate swap (a)	5.20%	3M SOFR	12/8/2028	$400,000	Note 5
Interest rate swap (a)	5.71%	3M SOFR	1/23/2031	$750,000	Note 5
Interest rate swap (a)	6.42%	3M SOFR	3/15/2032	$300,000	Note 5
Interest rate swap (a)	6.35%	3M SOFR	6/30/2033	$375,000	Note 5
Interest rate swap (a)	6.35%	3M SOFR	6/30/2033	$375,000	Note 5

(a) Bears interest at a rate determined by three-month SOFR (as defined below). The interest rate locked two business days prior to settlement of the interest rate swaps. The three-month SOFR is 3.73% on June 30, 2026.

(b) Bears interest at a rate determined by 1 day Euro Short Term Rate. The interest rate locked two business days prior to settlement of the interest rate swaps. The 1 day Euro Short Term Rate ("ESTRON") is 2.18% on June 30, 2026.

Derivative Instrument	Maturity Date	Notional Amount	Footnote Reference
Swaption	3/17/2027	$2,050,000	Note 5
Binary Option	3/17/2027	$18,000	Note 5

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Derivative Instrument	Settlement Date	Notional amount to be purchased		Notional amount to be sold		Footnote Reference
Foreign currency forward contract	9/16/2026		$480,463	A$	685,196	Note 5
Foreign currency forward contract	9/16/2026	A$	6,842		$4,801	Note 5
Foreign currency forward contract	9/16/2026		$170,637	C$	238,418	Note 5
Foreign currency forward contract	9/16/2026		$5,718	₣	4,516	Note 5
Foreign currency forward contract	9/16/2026	₣	90		$114	Note 5
Foreign currency forward contract	9/16/2026		$2,232,566		€1,915,919	Note 5
Foreign currency forward contract	9/16/2026		$2,384,910		£1,776,660	Note 5
Foreign currency forward contract	9/16/2026		$14,132		¥2,248,244	Note 5
Foreign currency forward contract	9/16/2026		¥41,926		$264	Note 5
Foreign currency forward contract	8/12/2026		$135,811	₩	196,131,330	Note 5
Foreign currency forward contract	9/16/2026		$66,849	Nkr	637,610	Note 5
Foreign currency forward contract	9/16/2026	Nkr	18,992		$1,993	Note 5
Foreign currency forward contract	9/16/2026		$72,956	Skr	687,572	Note 5
Foreign currency forward contract	9/16/2026	Skr	10,830		$1,134	Note 5

(1)
Apollo Credit Management, LLC, as "valuation designee" (the "Adviser") is responsible for determining fair value, subject to the oversight of the Board of Trustees of the Company (the "Board") (See Note 2 to the consolidated financial statements).
(2)
Aggregate gross unrealized gain and loss for federal income tax purposes are $227,672 and $(503,694), respectively. Net unrealized loss is $(276,022) based on a total tax cost of $25,643,257.
(3)
Par amount is denominated in USD unless otherwise noted, British Pound ("£"), Australian Dollar ("A$"), Canadian Dollar ("C$"), European Euro ("€"), Japanese Yen ("¥"), South Korean Won ("₩"), Swedish Krona ("Skr"), Norwegian Krone ("Nkr"). Par amount represents funded commitments. See Note 34 in the Consolidated Schedule of Investments and Note 8 to the consolidated financial statements for further information on undrawn revolving and delayed draw loan commitments, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies.
(4)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined by the Adviser, subject to the oversight of the Board (see Note 2 and Note 4 to the consolidated financial statements), pursuant to the Company’s valuation policy.
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
(8)
Investments that the Company has determined are not "qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2026, non-qualifying assets represented approximately 27.24% of the total assets of the Company.
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
(11)
As of June 30, 2026, there were letters of credit issued and outstanding through the Company under this senior secured facility.
(12)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

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
(14)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of June 30, 2026, all of the Company's investments were non-controlled and non-affiliated.
(15)
The interest rate on these loans is subject to SOFR, which as of June 30, 2026 was 3.68%.
(16)
The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2026 was 3.65%.
(17)
The interest rate on these loans is subject to 3 months SOFR, which as of June 30, 2026 was 3.73%.
(18)
The interest rate on these loans is subject to 6 months SOFR, which as of June 30, 2026 was 3.85%.
(19)
The interest rate on these loans is subject to 12 months SOFR, which as of June 30, 2026 was 3.99%.
(20)
The interest rate on these loans is subject to SONIA, which as of June 30, 2026 was 3.73%.
(21)
The interest rate on these loans is subject to 3 months KORIBOR ("K"), which as of June 30, 2026 was 3.03%.
(22)
The interest rate on these loans is subject to 3 months EURIBOR ("E"), which as of June 30, 2026 was 2.32%.
(23)
The interest rate on these loans is subject to 6 months EURIBOR, which as of June 30, 2026 was 2.57%.
(24)
The interest rate on these loans is subject to 6 months Stockholm Interbank Offered Rate ("STIBOR"), which as of June 30, 2026 was 2.17%.
(25)
The interest rate on these loans is subject to Prime Rate ("P"), which as of June 30, 2026 was 6.75%.
(26)
The interest rate on this loan is subject to the 3 month Australia Bank Bill Swap Rate ("BBSW"), which as of June 30, 2026 was 4.46%.
(27)
The interest rate on this loan is subject to the 6 month Australia Bank Bill Swap Rate ("BBSW"), which as of June 30, 2026 was 4.80% .
(28)
The interest rate on these loans is subject to 1 month Canadian Overnight Repo Rate Average ("CORRA" or "C"), which as of June 30, 2026 was 2.28%
(29)
The interest rate on these loans is subject to 3 month CORRA, which as of June 30, 2026 was 2.29%.
(30)
The interest rate on these loans is subject to 3 month Japan Tokyo Overnight Average Rate ("TONAR" or "T"), which as of June 30, 2026 was 0.98%.
(31)
The interest rate on these loans is subject to 3 month Norwegian Overnight Weighted Average Rate ("NIBOR" or "NOK"), which as of June 30, 2026 was 4.57%.
(32)
Income producing security for the period ended June 30, 2026.
(33)
Loan was on non-accrual status as of June 30, 2026.

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

(34) As of June 30, 2026, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
1475 Holdings, LLC	$1,072	$(143)	$929	$—	$—	$929
365RM Holdco, LLC	16,000	(1,200)	14,800	—	—	14,800
Aardvark Bidco Pty LTD / Barrel Bidco Pty LTD*	11,227	—	11,227	—	—	11,227
Accel International Holdings, LLC	32,173	(6,435)	25,738	—	—	25,738
Accela, Inc.	1,714	—	1,714	—	—	1,714
Accelevation LLC	3,540	—	3,540	—	—	3,540
Acentra Holdings, LLC (fka CNSI Holdings, LLC)	4,000	—	4,000	—	—	4,000
ACP Avenu Buyer, LLC	15,645	(1,364)	14,281	—	—	14,281
Actium Midco 3 (UK) Limited*	5,909	—	5,909	—	—	5,909
Advarra Holdings, Inc.	12,380	—	12,380	—	—	12,380
Alcresta Therapeutics Inc.	872	(203)	669	—	—	669
Alkeme Intermediary Holdings LLC	39,744	—	39,744	—	—	39,744
All Star Recruiting Locums, LLC	1,305	(848)	457	—	—	457
Allied Benefit Systems Intermediate LLC	9,552	—	9,552	—	—	9,552
Alpine Acquisition Corp II	302	—	302	—	—	302
Altern Marketing, LLC	4,207	—	4,207	—	—	4,207
American Restoration Holdings, LLC	10,922	(2,268)	8,654	—	8,654	—
Amika OpCo LLC (f/k/a Heat Makes Sense Shared Services, LLC)	1,617	(186)	1,431	—	—	1,431
Apple SG Bidco Pte. Ltd.*	9,344	—	9,344	—	—	9,344
Artifact Bidco, Inc.	26,601	—	26,601	—	—	26,601
Aryeh Bidco Investment Ltd.	983	—	983	—	—	983
Aryeh Bidco Investment Ltd.*	19,650	(1,124)	18,526	—	—	18,526
Associations Inc.	5,732	—	5,732	—	—	5,732
AVSC Holding Corp.	21,651	(2,598)	19,053	—	—	19,053
Azuria Water Solutions, Inc.	372	—	372	—	—	372
Azurite Intermediate Holdings, Inc.	7,325	—	7,325	—	—	7,325
BGIF IV Fearless Utility Services, Inc.	72,604	(1,962)	70,642	—	—	70,642
Biamp	6,000	(1,400)	4,600	—	—	4,600
Bingo Group Buyer, Inc.	8,771	(63)	8,708	—	—	8,708
Blitz 24-34 GmbH	7,097	—	7,097	—	—	7,097

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Bullcave Limited	$3,948	$(2,895)	$1,053	$—	$—	$1,053
BX Frontier Member I LLC	6,137	—	6,137	—	—	6,137
Cambrex Corp.	15,256	(4,359)	10,897	—	—	10,897
Camin Cargo Control Holdings, Inc.	4,731	(3,911)	820	—	—	820
Cascade Parent Inc.	13,572	—	13,572	—	—	13,572
CCI Buyer, Inc.	5,534	—	5,534	—	—	5,534
Cerity Partners Equity Holding LLC	63,000	(2,497)	60,503	—	—	60,503
Channelside AcquisitionCo, Inc. (fka Gruden Acquisition, Inc.)	3,916	—	3,916	—	—	3,916
Chartwell Cumming Holding Corp	65,354	—	65,354	—	—	65,354
CI (MG) GROUP, LLC	5,513	(1,455)	4,058	—	—	4,058
CI (Quercus) Intermediate Holdings, LLC	11,752	(227)	11,525	—	—	11,525
CircusTrix Holdings LLC	806	(806)	—	—	—	—
Classico Holdings 2 B.V.*	22,990	—	22,990	—	—	22,990
Clearwater Analytics Holdings Inc	6,553	—	6,553	—	—	6,553
Coding Solutions Acquisition Inc	10,058	—	10,058	—	—	10,058
CohnReznick Advisory LLC	206	—	206	—	—	206
Consult Bidco Ltd*	38,941	—	38,941	—	—	38,941
Coretrust Purchasing Group LLC (HPG Enterprises LLC)	4,737	—	4,737	—	—	4,737
CoreWeave Financing DDTL V LLC	1,091	—	1,091	—	—	1,091
Coupa Software Incorporated	2,495	(1,663)	832	—	—	832
Creek Parent, Inc.	29,103	—	29,103	—	—	29,103
Crete PA Holdco, LLC	64,189	—	64,189	—	—	64,189
Crewline Buyer, Inc.	4,365	—	4,365	—	—	4,365
Crunch Fitness Merger Sub, LLC	23,555	—	23,555	—	—	23,555
CSC Holdings, LLC	85,100	(76,504)	8,596	—	—	8,596
CT Technologies Intermediate Holdings (Topco), Inc.	35,536	—	35,536	—	—	35,536
Curia Global, Inc.	9,201	—	9,201	—	—	9,201
Curia Receivables II SPV, LLC	4,482	(4,482)	—	—	—	—
Databricks, Inc.	92,687	—	92,687	—	—	92,687
Deerfield Dakota Holding, LLC	9,814	(3,598)	6,216	—	—	6,216
DRS Holdings III, Inc.	1,341	—	1,341	—	—	1,341
EAB Global, Inc.	7,500	(6,330)	1,170	—	—	1,170

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Eagle Purchaser, Inc.	$4,189	$(4,189)	$—	$—	$—	$—
Eclipse Buyer, Inc.	5,809	—	5,809	—	—	5,809
Edition Holdings, Inc.	91,824	(999)	90,825	—	—	90,825
EHC Holdings Holdco Limited*	28,651	—	28,651	—	—	28,651
Elk Bidco, Inc	44,594	—	44,594	—	—	44,594
Endor Purchaser, Inc.	12,531	—	12,531	—	—	12,531
ERC Topco Holdings, LLC	2,135	(1,960)	175	—	—	175
Everbridge Holdings, LLC	15,493	—	15,493	—	—	15,493
Evergreen IX Borrower 2023, LLC	10,071	—	10,071	—	—	10,071
ExactCare Parent, Inc.	4,426	—	4,426	—	—	4,426
Excelligence Learning Corporation	13,562	(5,967)	7,595	—	—	7,595
FINANCIERE ASTEK*	320	—	320	—	—	320
Fire Flow Intermediate Corporation	95,204	—	95,204	—	—	95,204
Foresight US Bidco, Inc*	23,566	—	23,566	—	—	23,566
Funecap Holding*	24,385	—	24,385	—	—	24,385
G&A Partners Holding Company II, LLC	1,761	(176)	1,585	—	—	1,585
Galway Borrower LLC	5,518	(951)	4,567	—	—	4,567
Gateway US Holdings, Inc.	5,932	—	5,932	—	—	5,932
GC Waves Holdings, Inc.	26,315	—	26,315	—	—	26,315
Genius Bidco LLC	1,160	—	1,160	—	—	1,160
Geotechnical Merger Sub, Inc.	20,223	(2,184)	18,039	—	—	18,039
Golden Hippo Pet, LLC	6,311	—	6,311	—	—	6,311
Goldeneye Parent, LLC	12,774	—	12,774	—	—	12,774
Green Grass Foods, Inc.	1,250	(437)	813	—	—	813
GSP Midco LLC	10,500	—	10,500	—	—	10,500
Hanger, Inc.	964	—	964	—	—	964
Heartbeat BidCo GmbH*	2,470	—	2,470	—	—	2,470
HEF Safety Ultimate Holdings, LLC	1,452	—	1,452	—	—	1,452
Higginbotham Insurance Agency, Inc.	20,908	—	20,908	—	—	20,908
Howardsimon LLC	32,279	—	32,279	—	—	32,279
Hyperion Refinance Sarl	118,800	—	118,800	—	—	118,800
Ichor Management Limited*	1,959	(1,686)	273	—	—	273
Ideal Components Acquisition, LLC	10,076	(1,771)	8,305	—	—	8,305

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Industrial Service Solutions WC, Inc.	$20,000	$(4,333)	$15,667	$—	$—	$15,667
International Schools Partnership Limited*	98,709	—	98,709	—	—	98,709
Investment Company 24 Bidco Limited*	7,965	—	7,965	—	—	7,965
Invited, Inc.	8,116	—	8,116	—	—	8,116
IOTA HOLDINGS 3	8,250	(2,269)	5,981	—	—	5,981
IQN Holding Corp.	4,224	(2,535)	1,689	—	—	1,689
IRIS Specialty Acquisition LLC	64,788	(7,239)	57,549	—	—	57,549
IW Buyer LLC	3,146	—	3,146	—	—	3,146
Janus Bidco Limited*	21,032	—	21,032	—	—	21,032
Jazz AH Holdco, LLC	800	(40)	760	—	—	760
Jensen Hughes, Inc	31,090	—	31,090	—	—	31,090
JEPPESEN HOLDINGS, LLC	10,037	—	10,037	—	—	10,037
K Hovnanian Enterprises Inc	125,000	—	125,000	—	—	125,000
Kairos Intermediateco AB*	30,472	—	30,472	—	—	30,472
Kaman Corp	2,919	—	2,919	—	—	2,919
Kaseya Inc	2,500	—	2,500	—	—	2,500
Kite Bidco Inc.	15,212	—	15,212	—	—	15,212
Koala Investment Holdings, Inc.	26,578	(4,334)	22,244	—	—	22,244
L.A. Specialty Produce Co., LLC	21,653	—	21,653	—	—	21,653
Legacy Service Partners, LLC (fka Legacy Merger Sub, LLC)	22,909	—	22,909	—	—	22,909
Legends Hospitality Holding Company, LLC	11,527	(3,170)	8,357	—	—	8,357
LHS Borrower LLC	20,118	(5,231)	14,887	—	—	14,887
LIDO Purchaser, Inc	30,444	—	30,444	—	—	30,444
Lindstrom, LLC	10,000	—	10,000	—	—	10,000
Lotus Topco Inc.	3,847	—	3,847	—	—	3,847
M&M OPCO, LLC	476	(152)	324	—	—	324
Madonna Bidco Limited*	6,119	—	6,119	—	—	6,119
Mari Events Midco LLC	13,942	—	13,942	—	—	13,942
Material Holdings, LLC	212	—	212	—	—	212
McClatchy Media Company, LLC (fka Accelerate360 Holdings, LLC)	45,960	(22,512)	23,448	23,448	—	—
Mersino, Inc. (fka Ironhorse Purchaser, LLC)	483	(39)	444	—	—	444

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
MetaTiedot Midco S.à r.l.*	$4,898	$(490)	$4,408	$—	$—	$4,408
MGP Holdings III Corp.	3,566	(873)	2,693	—	—	2,693
Mobile Communications America, Inc.	4,497	—	4,497	—	—	4,497
Mount Olympus Bidco Limited	1,097	—	1,097	—	—	1,097
mPulse Mobile, Inc.	7,692	—	7,692	—	—	7,692
MRO Holdings, Inc.	102,698	(30,000)	72,698	—	—	72,698
MRO Parent Corporation	4,444	—	4,444	—	—	4,444
NFO Orange Buyer, LLC	25,866	(5,691)	20,175	—	—	20,175
North American Rail Solutions LLC	2,814	(587)	2,227	—	1,274	953
North American Rail Solutions LLC*	6,581	(2,194)	4,387	—	1,755	2,632
North Haven RI Buyer, LLC	8,437	(1,300)	7,137	—	—	7,137
Novotech SG Holdings Pte. Ltd./ Novotech Aus Bidco Pty Ltd/Novotech Holdings USA LLC	5,286	—	5,286	—	—	5,286
NPPI Buyer, LLC	9,211	—	9,211	—	—	9,211
Olympus Terminals Holdco II LLC	22,000	—	22,000	—	—	22,000
OMEGA II AB*	18,398	—	18,398	—	—	18,398
OMH-Healthedge Holdings, Inc.	37,896	—	37,896	—	—	37,896
One Call Corporation (fka Opal Acquisition, Inc.)	19,868	—	19,868	—	—	19,868
One Silver Serve, LLC	11,199	(3,914)	7,285	—	—	7,285
Opseo Holding B.V.*	51,951	—	51,951	—	—	51,951
Orthrus Ltd*	4,949	—	4,949	—	4,949	—
Pai Middle Tier, LLC	5,250	—	5,250	—	—	5,250
Paisley Bidco Limited*	10,912	—	10,912	—	10,912	—
Parfums Holding Company, Inc.	10,268	—	10,268	—	—	10,268
Pathfinder Bidco Limited*	18,329	—	18,329	—	—	18,329
Patriot Foods Buyer, Inc.	2,590	(96)	2,494	—	—	2,494
Patriot Growth Insurance Services, LLC	2,311	—	2,311	—	2,311	—
Pinnacle Buyer LLC	2,742	—	2,742	—	—	2,742
PMA Parent Holdings, LLC	987	—	987	—	—	987
Poly-Wood, LLC	23,045	—	23,045	—	—	23,045
PROJECT CARDINAL ACQUISITION, LLC	8,947	—	8,947	—	—	8,947

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Protein For Pets Opco, LLC	$4,717	$—	$4,717	$—	$—	$4,717
Pye-Barker Fire & Safety LLC	1,644	—	1,644	—	—	1,644
QBS Parent, Inc.	39,563	—	39,563	—	—	39,563
Qinetic, Inc.	56,100	—	56,100	—	—	56,100
QTS Project Ram	17,985	—	17,985	—	17,985	—
Quito*	23,959	—	23,959	—	—	23,959
R.F. Fager Company, LLC	632	(443)	189	—	—	189
Radiate Holdco, LLC	408	—	408	—	—	408
Rarebreed Veterinary Partners, Inc.	5,814	—	5,814	—	—	5,814
Reliable Doors, LLC	1,164	—	1,164	—	—	1,164
Rialto Management Group, LLC	3,588	—	3,588	—	—	3,588
RoC Holdco LLC	4,390	—	4,390	—	—	4,390
Rochester Midland Corporation	8,905	(1,214)	7,691	—	5,422	2,269
Rocket Bidco Limited*	32,670	—	32,670	—	—	32,670
Rocket Youth Brands Holdco LLC	8,093	—	8,093	—	—	8,093
Runway Bidco, LLC	62,292	—	62,292	—	—	62,292
Russell Investments US Institutional Holdco Inc	9,900	—	9,900	—	—	9,900
Saber Parent Holdings Corp	61,048	(10,766)	50,282	—	—	50,282
SCP WQS BUYER, LLC	17,482	—	17,482	—	—	17,482
SG Acquisition, Inc.	5,757	—	5,757	—	—	5,757
Sigma Irish Acquico Limited	16,576	—	16,576	—	—	16,576
Silk Holdings III Corp.	15,175	(1,062)	14,113	—	—	14,113
Smith Topco, Inc.	1,692	(147)	1,545	—	—	1,545
Space Finco, Inc.	16,476	—	16,476	—	—	16,476
SPARKLE BIDCO LIMITED*	21,375	—	21,375	—	—	21,375
Spruce Bidco II Inc.	26,335	(10,241)	16,094	—	—	16,094
SRP Eagle Buyer Inc.	24,706	—	24,706	—	—	24,706

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
SupplyHouse LLC	20,000	—	20,000	—	—	20,000
Thg Acquisition, LLC	15,188	(2,463)	12,725	—	—	12,725
TI Intermediate Holdings, LLC	529	(198)	331	—	—	331
TITAN BW BORROWER L.P.	40,322	—	40,322	—	—	40,322
Trading Technologies International, Inc. (fka Gem Merger Sub, Inc.)	6,757	—	6,757	—	—	6,757
Traffic Management Solutions, LLC	5,581	—	5,581	—	—	5,581
Trench Plate Rental Co.	4,546	(4,182)	364	—	—	364
Tribe Bidco Limited*	35,089	(266)	34,823	—	—	34,823
Trilon Group LLC	816	—	816	—	—	816
Truck-Lite Co., LLC	76,436	—	76,436	—	—	76,436
Truist Insurance Holdings, LLC	24,867	(716)	24,151	—	—	24,151
TS Investors, LLC	2,693	—	2,693	—	—	2,693
Tulip Bidco Limited*	176,310	—	176,310	—	—	176,310
TZ Buyer LLC	606	(345)	261	—	—	261
Uft Buyer LLC	28,234	—	28,234	—	—	28,234
Uniguest Holdings, Inc	23,349	—	23,349	—	—	23,349
US Fertility Enterprises, LLC	896	—	896	—	—	896
USA DeBusk LLC	2,748	(2,059)	689	—	—	689
USA TODAY Co Inc (fka Gannett Co., Inc.)	8,795	—	8,795	—	—	8,795
USG Buyer, LLC	43,500	(2,126)	41,374	—	—	41,374
Vamos Bidco, Inc.	36,198	(1,392)	34,806	—	—	34,806
Vantage Specialty Chemicals Holdings, Inc.	4,824	(1,327)	3,497	—	—	3,497
Venture Global CP2 LNG, LLC	37,002	—	37,002	—	—	37,002

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Victors Purchaser, LLC	48,313	(2,507)	45,806	—	—	45,806
Village Pet Care, LLC	3,327	(365)	2,962	—	2,962	—
Volunteer AcquisitionCo, LLC	758	(266)	492	—	—	492
Vybond Buyer, LLC	14,000	—	14,000	—	—	14,000
WC ORS Buyer, Inc.	14,346	(5,021)	9,325	—	—	9,325
Wealth Enhancement Group, LLC	12,500	—	12,500	—	—	12,500
WH BorrowerCo, LLC	9,023	(1,049)	7,974	—	7,974	—
Wisdom Purchaser, LLC	5,156	—	5,156	—	—	5,156
Yucca Growth Infrastructure, LLC	56,389	—	56,389	—	—	56,389
Zafin Labs Americas Incorporated	2,500	—	2,500	—	—	2,500
Zendesk, Inc.	13,400	—	13,400	—	—	13,400
Zenith AcquisitionCo, LLC	47,134	—	47,134	—	—	47,134
Zeus Company LLC	7,539	(1,256)	6,283	—	—	6,283
Total	$4,094,560	$(295,251)	$3,799,309	$23,448	$64,198	$3,711,663

* These investments are in a foreign currency and the total commitment has been converted to USD using the June 30, 2026 exchange rate.

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

(35) Securities that are exempt from registration under the Securities Act of 1933 (the "Securities Act"), and may be deemed to be "restricted securities" under the Securities Act. As of June 30, 2026, the aggregate fair value of these securities is $71,400 or 0.5% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Security Type	Acquisition Date
Alpine Acquisition Corp II	Preferred Equity - Preferred Stocks	1/14/2026
Alpine Acquisition Corp II	Common Equity - Equity Unit	1/14/2026
DCA Investment Holding LLC	Common Equity - Stock	6/2/2026
New ACI Intermediate I LLC	Common Equity - Stock	6/29/2026
PECF USS Intermediate Holding III Corporation	Common Equity - Stock	3/3/2026
Soho House & Co Inc.	Common Equity - Stock	1/29/2026
Transportation Insight Parent Company, LLC	Common Equity - Equity Unit	1/28/2026
Transportation Insight Parent Company, LLC	Preferred Equity - Preferred Stocks	1/28/2026
VCI Intermediate Topco 1 LLC	Common Equity - Membership Interest	11/19/2025
VCI Intermediate TopCo 2 LLC	Common Equity - Membership Interest	2/13/2026
VCI Intermediate TopCo 3 LLC	Common Equity - Membership Interest	4/23/2026

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

(36) The following shows the composition of the Company’s portfolio at cost by investment type and industry as of June 30, 2026:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total
Aerospace & Defense	$850,368	$—	$—	$—	$—	$850,368
Air Freight & Logistics	44,293	—	—	—	—	44,293
Automobile Components	273,990	—	—	—	—	273,990
Banks	36,730	—	—	—	—	36,730
Beverages	39,616	—	—	—	—	39,616
Building Products	760,187	—	—	—	—	760,187
Capital Markets	293,927	—	—	—	—	293,927
Chemicals	180,796	—	—	—	100	180,896
Commercial Services & Supplies	1,485,898	—	—	50	10,493	1,496,441
Communications Equipment	16,937	—	—	—	3,465	20,402
Construction & Engineering	396,316	—	—	—	151	396,467
Construction Materials	38,183	—	—	—	—	38,183
Consumer Staples Distribution & Retail	675,441	—	—	—	—	675,441
Containers & Packaging	192,450	—	—	—	—	192,450
Distributors	59,200	—	—	—	—	59,200
Diversified Consumer Services	1,192,291	—	—	—	—	1,192,291
Diversified REITs	46,509	—	—	—	—	46,509
Diversified Telecommunication Services	298,362	—	4,496	—	—	302,858
Electric Utilities	240,903	—	—	—	—	240,903
Electrical Equipment	22,395	—	—	—	—	22,395
Electronic Equipment, Instruments & Components	82,826	—	—	—	—	82,826
Energy Equipment & Services	53,483	—	—	—	—	53,483
Entertainment	196,156	—	—	—	—	196,156
Financial Services	1,384,291	—	—	5,143	—	1,389,434
Food Products	37,053	—	—	—	125	37,178
Ground Transportation	226,153	—	—	2,390	—	228,543

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total
Health Care Equipment & Supplies	$244,756	$—	$—	$—	$—	$244,756
Health Care Providers & Services	1,755,711	—	—	—	1,073	1,756,784
Health Care Technology	776,818	—	—	—	—	776,818
Hotels, Restaurants & Leisure	1,372,027	—	25,266	—	3,657	1,400,950
Household Durables	208,748	—	—	—	—	208,748
Household Products	121,844	—	—	—	100	121,944
Independent Power & Renewable Electricity Producers	12,101	—	—	—	—	12,101
Industrial Conglomerates	—	—	—	—	90	90
Insurance	912,374	—	—	49	—	912,423
Interactive Media & Services	255,162	—	—	—	—	255,162
IT Services	310,214	—	—	—	77	310,291
Leisure Products	181,798	—	—	—	—	181,798
Life Sciences Tools & Services	421,549	—	—	—	—	421,549
Machinery	685,645	—	—	—	—	685,645
Media	737,734	—	—	—	—	737,734
Metals & Mining	131,787	—	—	—	—	131,787
Multi-Utilities	31,616	—	—	—	—	31,616
Oil, Gas & Consumable Fuels	188,271	—	—	—	—	188,271
Paper & Forest Products	15,403	—	—	1,497	—	16,900
Personal Care Products	550,366	—	—	—	33	550,399
Pharmaceuticals	756,196	—	—	215	102	756,513
Professional Services	1,643,698	—	—	—	—	1,643,698
Real Estate Management & Development	97,369	—	—	—	—	97,369
Semiconductors & Semiconductor Equipment	24,939	—	—	—	—	24,939
Software	2,815,117	—	—	—	—	2,815,117
Specialty Retail	318,505	—	—	—	—	318,505
Technology Hardware, Storage & Peripherals	745,190	—	—	—	55,688	800,878
Textiles, Apparel & Luxury Goods	429,347	—	—	—	—	429,347
Trading Companies & Distributors	191,179	—	—	—	90	191,269
Transportation Infrastructure	375,157	—	—	—	—	375,157
Wireless Telecommunication Services	93,218	—	—	—	—	93,218
Total	$25,528,593	$—	$29,762	$9,344	$75,244	$25,642,943

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

(37) The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of June 30, 2026:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total	% of Net Assets
Aerospace & Defense	$854,696	$—	$—	$—	$—	$854,696	6.1%
Air Freight & Logistics	44,333	—	—	—	—	44,333	0.3%
Automobile Components	274,144	—	—	—	—	274,144	2.0%
Banks	37,488	—	—	—	—	37,488	0.3%
Beverages	39,794	—	—	—	—	39,794	0.3%
Building Products	730,919	—	—	—	—	730,919	5.2%
Capital Markets	298,095	—	—	—	—	298,095	2.1%
Chemicals	153,848	—	—	—	136	153,984	1.1%
Commercial Services & Supplies	1,498,491	—	—	50	10,288	1,508,829	10.8%
Communications Equipment	13,628	—	—	—	202	13,830	0.1%
Construction & Engineering	390,951	—	—	—	131	391,082	2.8%
Construction Materials	38,185	—	—	—	—	38,185	0.3%
Consumer Staples Distribution & Retail	689,712	—	—	—	—	689,712	4.9%
Containers & Packaging	187,652	—	—	—	—	187,652	1.3%
Distributors	58,935	—	—	—	—	58,935	0.4%
Diversified Consumer Services	1,188,357	—	—	—	—	1,188,357	8.5%
Diversified REITs	46,651	—	—	—	—	46,651	0.3%
Diversified Telecommunication Services	258,094	—	3,632	—	—	261,726	1.9%
Electric Utilities	239,138	—	—	—	—	239,138	1.7%
Electrical Equipment	22,705	—	—	—	—	22,705	0.2%
Electronic Equipment, Instruments & Components	82,981	—	—	—	—	82,981	0.6%
Energy Equipment & Services	51,909	—	—	—	—	51,909	0.4%
Entertainment	196,385	—	—	—	—	196,385	1.4%
Financial Services	1,394,305	—	—	5,077	—	1,399,382	10.0%
Food Products	37,102	—	—	—	86	37,188	0.3%
Ground Transportation	223,183	—	—	2,390	—	225,573	1.6%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total	% of Net Assets
Health Care Equipment & Supplies	$239,675	$—	$—	$—	$—	$239,675	1.7%
Health Care Providers & Services	1,708,028	—	—	—	1,089	1,709,117	12.2%
Health Care Technology	768,360	—	—	—	—	768,360	5.5%
Hotels, Restaurants & Leisure	1,375,440	—	25,618	—	3,937	1,404,995	10.0%
Household Durables	209,734	—	—	—	—	209,734	1.5%
Household Products	120,465	—	—	—	111	120,576	0.9%
Independent Power & Renewable Electricity Producers	12,128	—	—	—	—	12,128	0.1%
Industrial Conglomerates	—	—	—	—	179	179	0.0%
Insurance	896,745	—	—	50	—	896,795	6.4%
Interactive Media & Services	266,535	—	—	—	—	266,535	1.9%
IT Services	310,538	—	—	—	115	310,653	2.2%
Leisure Products	179,689	—	—	—	—	179,689	1.3%
Life Sciences Tools & Services	382,371	—	—	—	—	382,371	2.7%
Machinery	682,985	—	—	—	—	682,985	4.9%
Media	734,947	—	—	—	—	734,947	5.3%
Metals & Mining	134,857	—	—	—	—	134,857	1.0%
Multi-Utilities	20,770	—	—	—	—	20,770	0.1%
Oil, Gas & Consumable Fuels	187,903	—	—	—	—	187,903	1.3%
Paper & Forest Products	14,747	—	—	1,232	—	15,979	0.1%
Personal Care Products	552,602	—	—	—	—	552,602	3.9%
Pharmaceuticals	744,556	—	—	183	191	744,930	5.3%
Professional Services	1,647,749	—	—	—	—	1,647,749	11.8%
Real Estate Management & Development	94,888	—	—	—	—	94,888	0.7%
Semiconductors & Semiconductor Equipment	25,018	—	—	—	—	25,018	0.2%
Software	2,719,980	—	—	—	—	2,719,980	19.4%
Specialty Retail	327,145	—	—	—	—	327,145	2.3%
Technology Hardware, Storage & Peripherals	767,308	—	—	—	52,492	819,800	5.9%
Textiles, Apparel & Luxury Goods	425,001	—	—	—	—	425,001	3.0%
Trading Companies & Distributors	191,927	—	—	—	199	192,126	1.4%
Transportation Infrastructure	371,446	—	—	—	—	371,446	2.7%
Wireless Telecommunication Services	94,629	—	—	—	—	94,629	0.7%
Total	$25,259,847	$—	$29,250	$8,982	$69,156	$25,367,235	181.3%
% of Net Assets	180.5%	0.0%	0.2%	0.1%	0.5%	181.3%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of June 30, 2026
Software	10.7%
Health Care Providers & Services	6.7%
Professional Services	6.5%
Commercial Services & Supplies	5.9%
Hotels, Restaurants & Leisure	5.5%
Financial Services	5.5%
Diversified Consumer Services	4.7%
Insurance	3.5%
Aerospace & Defense	3.4%
Technology Hardware, Storage & Peripherals	3.2%
Health Care Technology	3.0%
Pharmaceuticals	2.9%
Media	2.9%
Building Products	2.9%
Consumer Staples Distribution & Retail	2.7%
Machinery	2.7%
Personal Care Products	2.2%
Textiles, Apparel & Luxury Goods	1.7%
Construction & Engineering	1.5%
Life Sciences Tools & Services	1.5%
Transportation Infrastructure	1.5%
Specialty Retail	1.3%
IT Services	1.2%
Capital Markets	1.2%
Automobile Components	1.1%
Interactive Media & Services	1.1%
Diversified Telecommunication Services	1.0%
Electric Utilities	0.9%
Ground Transportation	0.9%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of June 30, 2026
Health Care Equipment & Supplies	0.9%
Household Durables	0.8%
Entertainment	0.8%
Trading Companies & Distributors	0.8%
Oil, Gas & Consumable Fuels	0.7%
Containers & Packaging	0.7%
Leisure Products	0.7%
Chemicals	0.6%
Metals & Mining	0.5%
Household Products	0.5%
Real Estate Management & Development	0.4%
Wireless Telecommunication Services	0.4%
Electronic Equipment, Instruments & Components	0.3%
Distributors	0.2%
Energy Equipment & Services	0.2%
Diversified REITs	0.2%
Communications Equipment	0.2%
Construction Materials	0.2%
Multi-Utilities	0.2%
Paper & Forest Products	0.2%
Air Freight & Logistics	0.1%
Beverages	0.1%
Banks	0.1%
Food Products	0.1%
Semiconductors & Semiconductor Equipment	0.1%
Electrical Equipment	0.1%
Independent Power & Renewable Electricity Producers	0.1%
Industrial Conglomerates	0.0%
Total	100.0%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Geographic Region	Percentage of Total Investments (at Fair Value) as of June 30, 2026
United States	76.0%
Europe	11.1%
United Kingdom	10.0%
Australia	1.8%
Canada	0.6%
Caribbean	0.3%
Asia	0.2%

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

As of June 30, 2026, the Company's consolidated subsidiaries were Cardinal Funding LLC, Mallard Funding LLC, Grouse Funding LLC, Warbler Funding LLC, Toucan Funding LLC, Bald Eagle Funding LLC, ADS CLO 1 LLC, ADL CLO 1 LLC, ADS CLO 2 LLC, ADL CLO 2 LLC, ADS Lender LLC, ADS Holdings (Lux) S.à.r.l., ADS Hera SPV LLC, ADS Presidio SPV LLC, ADS Aoide SPV LLC and ADS Apollonia SPV LLC.

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

Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of June 30, 2026 and December 31, 2025 were $857,638 and $498,557, respectively, of which $407,895 and $227,502, respectively, were held in money market funds.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the three months ended June 30, 2026, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Interest Rate Swaps

The Company uses interest rate swaps to hedge some or all of the Company's fixed rate debt. The Company has designated each interest rate swap held as the hedging instrument in an effective hedge accounting relationship, and therefore the periodic payments and receipts are recognized as components of interest expense in the Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as an other asset or other liability on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt. Any amounts paid to the counterparty to cover collateral obligations under the terms of the interest rate swap agreement are included in other assets or other liabilities and accrued expenses on the Company's Consolidated Statements of Assets and Liabilities. Please see Note 5 to the Company's Consolidated Financial Statements for additional details.

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

As of June 30, 2026, 0.8% of total investments at amortized cost, or 0.4% of total investments at fair value, were on non-accrual status. As of December 31, 2025, 0.8% of total investments at amortized cost, or 0.3% of total investments at fair value, were on non-accrual status.

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

Share Repurchases

In connection with the Company’s share repurchase program, the cost of shares repurchased is charged to net assets on the trade date.

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its shareholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to shareholders through June 30, 2026 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file Form 1099 for the tax year ending December 31, 2026. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to shareholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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

We follow ASC 740, Income Taxes ("ASC 740"). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of June 30, 2026, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

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

The Advisory Agreement was effective for an initial two-year term and thereafter will continue for successive annual periods provided that such continuance is specifically approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations. On August 6, 2026, the Advisory Agreement was renewed and continued for an additional one-year period.

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

For the three and six months ended June 30, 2026, the Company recognized $45,623 and $92,569 respectively, of management fees.

For the three and six months ended June 30, 2025, the Company recognized $39,815 and $73,231 respectively, of management fees.

For the three and six months ended June 30, 2026, the Company recognized $44,329 and $87,397 respectively, of incentive fees based on income and $0 and $0, respectively, of incentive fees based on cumulative net realized gains/(losses).

For the three and six months ended June 30, 2025, the Company recognized $37,660 and $70,223, respectively, of incentive fees based on income and $0 and $(915), respectively, of incentive fees based on cumulative net realized gains/(losses).

As of June 30, 2026 and December 31, 2025, management fee payables were $15,148 and $16,434, respectively, and performance-based incentive fees payable were $44,329 and $44,714, respectively.

Fees From Affiliates

From time-to-time various affiliates of Adviser are involved in transactions whereby certain fees, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, "Capital Solution services") are earned and rebated back to the Company. These fees are accounted for as "Other Income" in the Consolidated Statements of Operations. For the three and six months ended June 30, 2026, the Company received $360 and $3,287, respectively, in fee rebates from affiliates related to Capital Solution services. For the three and six months ended June 30, 2025, the Company received $815 and $6,480, respectively, in fee rebates from affiliates related to Capital Solution services.

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

Unless earlier terminated as described below, the Administration Agreement was effective for an initial two-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. On August 6, 2026, the Administration Agreement was renewed and continued for an additional one-year period.

Sub-Administration Agreement

On January 6, 2022, the Administrator entered into a sub-administration agreement (the "Sub-Administration Agreement") with State Street Bank and Trust Company. The sub-administrator will receive compensation for its sub-administrative services under the Sub-Administration Agreement.

Affiliated Service Platform

In February 2025, the Company engaged Alchelyst Holdings LLC ("Alchelyst"), formerly known as Lyra Client Solutions Holdings, LLC, an end-to-end client service platform affiliated with Apollo. Alchelyst provides administration, data management, trade operations, investor onboarding and servicing, technology and other similar services to institutional, global wealth, global family office and retail investors.

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

For the three and six months ended June 30, 2026, the Company accrued distribution and shareholder servicing fees of $6,128 and $12,343, respectively, which were attributable to Class S shares. For the three and six months ended June 30, 2026 the Company accrued distribution and shareholder servicing fees of $13 and $25, respectively, which were attributable to Class D shares.

For the three and six months ended June 30, 2025, the Company accrued distribution and shareholder servicing fees of $5,385 and $10,091, respectively, which were attributable to Class S shares. For the three and six months ended June 30, 2025 the Company accrued distribution and shareholder servicing fees of $7 and $13, respectively, which were attributable to Class D shares.

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

As of June 30, 2026, the Company’s co-investment holdings were 39.4% of the portfolio or $9,997,210, measured at fair value. On a cost basis, 39.3% of the portfolio or $10,084,325 were co-investments.

As of December 31, 2025, the Company’s co-investment holdings were 39.6% of the portfolio or $9,699,301, measured at fair value. On a cost basis, 39.5% of the portfolio or $9,651,981 were co-investments.

Note 4. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investments as of June 30, 2026 with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$25,528,593	$25,259,847	$—	$5,170,893	$20,088,954
Second Lien Secured Debt	—	—	—	—	—
Unsecured Debt	29,762	29,250	—	14,310	14,940
Common Equity/Interests	75,244	69,156	—	202	68,954
Preferred Equity	9,344	8,982	—	—	8,982
Total Investments before Cash Equivalents	$25,642,943	$25,367,235	$—	$5,185,405	$20,181,830
Money Market Fund	$407,895	$407,895	$407,895	$—	$—
Total Cash Equivalents	$407,895	$407,895	$407,895	$—	$—
Total Investments after Cash Equivalents	$26,050,838	$25,775,130	$407,895	$5,185,405	$20,181,830
Interest rate swaps	$—	$(31,364)	$—	$(31,364)	—
Options (Swaptions and Binary Options)	—	2,207	—	2,207	—
Foreign currency forward transactions	—	88,591	—	88,591	—
Total Assets and Liabilities at Fair Value	$26,050,838	$25,834,564	$407,895	$5,244,839	$20,181,830

The following table shows the composition of our investments as of December 31, 2025, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$24,310,842	$24,441,482	$—	$5,843,088	$18,598,394
Second Lien Secured Debt	33,700	5,235	—	5,235	—
Unsecured Debt	45,544	45,525	—	10,448	35,077
Common Equity/Interests	18,084	15,993	—	—	15,993
Preferred Equity	6,255	7,393	—	—	7,393
Total Investments before Cash Equivalents	$24,414,425	$24,515,628	$—	$5,858,771	$18,656,857
Money Market Fund	$227,502	$227,502	$227,502	$—	$—
Total Cash Equivalents	$227,502	$227,502	$227,502	$—	$—
Total Investments after Cash Equivalents	$24,641,927	$24,743,130	$227,502	$5,858,771	$18,656,857
Currency Swaps	$—	$7,947	$—	$7,947	$—
Interest rate swaps	—	56,888	—	56,888	—
Foreign currency forward transactions	—	(27,819)	—	(27,819)	—
Total Assets and Liabilities at Fair Value	$24,641,927	$24,780,146	$227,502	$5,895,787	$18,656,857

The following table shows changes in the fair value of our Level 3 investments during the three months ended June 30, 2026:

	Three Months Ended June 30, 2026
	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Common Equity/Interests	Preferred Equity	Total
Fair value as of March 31, 2026	$20,119,100	$—	$49,435	$60,946	$10,976	$20,240,457
Net realized gains (losses)	(14,708)	—	—	—	46	(14,662)
Net change in unrealized gains (losses)	(32,594)	—	232	(3,656)	(146)	(36,164)
Net amortization on investments	11,752	—	16	—	—	11,768
Purchases, including capitalized PIK (3)	1,760,126	—	457	11,664	400	1,772,647
Sales (3)	(1,189,514)	—	(35,200)	—	(2,294)	(1,227,008)
Transfers out of Level 3 (1)	(565,208)	—	—	—	—	(565,208)
Transfers into Level 3 (1)	—	—	—	—	—	—
Fair value as of June 30, 2026	$20,088,954	$—	$14,940	$68,954	$8,982	$20,181,830

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2026	$(31,994)	$—	$242	$(3,655)	$(147)	$(35,554)

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
(2)
Includes unfunded commitments measured at fair value of $(59,120).
(3)
Includes reorganizations and restructuring of investments.

The following table shows changes in the fair value of our Level 3 investments during the six months ended June 30, 2026:

	Six Months Ended June 30, 2026
	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Common Equity/Interests	Preferred Equity	Total
Fair value as of December 31, 2025	$18,598,394	$—	$35,077	$15,993	$7,393	$18,656,857
Net realized gains (losses)	(16,797)	—	—	—	46	(16,751)
Net change in unrealized gains (losses)	(334,666)	—	128	(3,006)	(1,502)	(339,046)
Net amortization on investments	22,836	—	94	—	—	22,930
Purchases, including capitalized PIK (3)	3,667,796	—	14,841	57,160	5,339	3,745,136
Sales (3)	(1,601,638)	—	(35,200)	—	(2,294)	(1,639,132)
Transfers out of Level 3 (1)	(246,971)	—	—	(1,193)	—	(248,164)
Transfers into Level 3 (1)	—	—	—	—	—	—
Fair value as of June 30, 2026	$20,088,954	$—	$14,940	$68,954	$8,982	$20,181,830

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2026	$(334,732)	$—	$89	$(3,006)	$(1,502)	$(339,151)

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
(2)
Includes unfunded commitments measured at fair value of $(59,120).
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

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of June 30, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2026 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range			Weighted Average (1)
First Lien Secured Debt	$18,965,417	Discounted Cash Flow	Discount Rate	2.6%	-	58.0%	9.8%
	891,210	Transactional Value	Cost	N/A		N/A	N/A
	232,327	Asset Recoverability	Recoverability %	0.0%	-	100.0%	51.6%
Unsecured Debt	14,940	Discounted Cash Flow	Discount Rate	14.0%	-	14.0%	14.0%
Common Equity/Interests	15,362	Market Comparable Technique	Comparable Multiple	0.1x	-	38.5x	12.8x
	52,492	Discounted Cash Flow	Discount Rate	15.1%	-	18.9%	16.5%
	101	Transactional Value	Cost	N/A		N/A	N/A
	972	Asset Recoverability	Recoverability %	48.5%	-	48.5%	48.5%
	27	Asset Recoverability	Estimated Proceeds	N/A		N/A	N/A
Preferred Equity	50	Asset Recoverability	Estimated Proceeds	N/A		N/A	N/A
	3,805	Market Comparable Technique	Comparable Multiple	0.7x	-	38.5x	16.1x
	5,127	Discounted Cash Flow	Discount Rate	11.6%	-	13.1%	12.4%
Total Level 3 Investments	$20,181,830
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

Investment Transactions

For the three and six months ended June 30, 2026, purchases of investments on a trade date basis were $2,659,637 and $5,790,899, respectively.

For the three and six months ended June 30, 2025, purchase of investments on a trade date basis were $4,844,978 and $8,975,826, respectively.

For the three and six months ended June 30, 2026, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $2,431,739 and $4,595,517, respectively.

For the three and six months ended June 30, 2025, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $2,654,285 and $3,959,337, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three and six months ended June 30, 2026, PIK income earned was $20,484 and $36,593, respectively. During the three and six months ended June 30, 2025, PIK income earned was $9,233 and $14,511, respectively.

The following table shows the change in capitalized PIK balance for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
PIK balance at beginning of period	$85,638	$37,811	$70,653	$32,548
PIK income capitalized	19,891	8,694	34,876	13,957
PIK capitalized exited from investment sales, repayments, and restructurings	(3,668)	—	(3,668)	—
PIK income received in cash	—	—	—	—
PIK balance at end of period	$101,861	$46,505	$101,861	$46,505

Note 5. Derivative Instruments

In the normal course of business, the Company enters into derivative financial instruments to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures.

Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2026:

Counterparty	Notional amount to be purchased		Notional amount to be sold		Settlement Date	Fair Value*	Balance Sheet Location of Net Amounts
BNP Paribas S.A.	A$	4,144		$2,910	9/16/2026	$(47)	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.		$55,021	C$	77,676	9/16/2026	$120	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.	₣	90		$114	9/16/2026	$(2)	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.		$258,654		€221,946	9/16/2026	$4,351	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.		$1,226,352		£913,023	9/16/2026	$15,503	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.	Skr	10,830		$1,134	9/16/2026	$(13)	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.		$135,811	₩	196,131,330	8/12/2026	$8,992	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International	A$	2,698		$1,890	9/16/2026	$(26)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International		$10,129		€8,710	9/16/2026	$149	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International		$4,597		£3,430	9/16/2026	$48	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International		$3,124		¥497,111	9/16/2026	$47	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Bank N.A.		$97,187	A$	138,543	9/16/2026	$1,457	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Bank N.A.		$83,223	C$	115,661	9/16/2026	$1,476	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Bank N.A.		$152	₣	120	9/16/2026	$2	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Bank N.A.		$10,490		¥1,668,622	9/16/2026	$162	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Bank N.A.		$68,694	Skr	647,390	9/16/2026	$1,681	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Bank N.A.	Nkr	18,992		$1,993	9/16/2026	$(77)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$122,544	A$	174,915	9/16/2026	$1,682	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$18,542	C$	25,780	9/16/2026	$321	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$5,566	₣	4,396	9/16/2026	$84	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		¥41,926		$264	9/16/2026	$(4)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$4,262	Skr	40,182	9/16/2026	$103	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$66,849	Nkr	637,610	9/16/2026	$2,516	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association		$260,732	A$	371,738	9/16/2026	$3,871	Unrealized appreciation (depreciation) on foreign currency forward contracts

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value*	Balance Sheet Location of Net Amounts
Wells Fargo Bank National Association	$13,851	C$	19,301	9/16/2026	$211	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association	$1,963,782		€1,685,263	9/16/2026	$32,822	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association	$1,153,961		£860,208	9/16/2026	$13,154	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association	$519		¥82,511	9/16/2026	$8	Unrealized appreciation (depreciation) on foreign currency forward contracts
					$88,591

* Totals may not foot due to rounding.

Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2025:

Counterparty	Notional amount to be purchased		Notional amount to be sold		Settlement Date	Fair Value*	Balance Sheet Location of Net Amounts
BNP Paribas S.A.		$1,165	A$	1,753	3/18/2026	$(5)	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.		$3,673	C$	5,057	3/18/2026	$(25)	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.	₣	90		$113	3/18/2026	$1	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.		$31,034		€26,490	3/18/2026	$(186)	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.		$11,698		£8,775	3/18/2026	$(124)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International	A$	2,641		$1,755	3/18/2026	$8	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International		$10,089		€8,615	3/18/2026	$(64)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International		$4,491		£3,370	3/18/2026	$(49)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International		$3,197		¥495,381	3/18/2026	$18	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$92,029	A$	138,276	3/18/2026	$(265)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$12,089	C$	16,607	3/18/2026	$(52)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$152	₣	120	3/18/2026	$—	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$583,494		€494,488	3/18/2026	$703	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$188,436		£141,023	3/18/2026	$(1,544)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$10,780		¥1,662,813	3/18/2026	$107	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$70,995	Skr	653,108	3/18/2026	$(181)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$115,593	A$	173,498	3/18/2026	$(210)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$19,450	C$	26,701	3/18/2026	$(70)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$5,727	₣	4,510	3/18/2026	$(6)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$222,587		€189,981	3/18/2026	$(1,319)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$1,075,135		£806,832	3/18/2026	$(11,796)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$228		¥35,061	3/18/2026	$3	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$4,286	Skr	39,490	3/18/2026	$(18)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$61,976	Nkr	625,881	3/18/2026	$(97)	Unrealized appreciation (depreciation) on foreign currency forward contracts

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value*	Balance Sheet Location of Net Amounts
Wells Fargo Bank National Association	$118,976	A$	178,559	3/18/2026	$(205)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association	$8,721	C$	11,977	3/18/2026	$(35)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association	$591,411		€505,089	3/18/2026	$(3,873)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association	$793,928		£595,675	3/18/2026	$(8,541)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association	$534		¥82,224	3/18/2026	$6	Unrealized appreciation (depreciation) on foreign currency forward contracts
					$(27,819)

* Totals may not foot due to rounding.

Certain information related to the Company’s interest rate swaps and currency swaps are presented below as of June 30, 2026:

Counterparty	Notional Amount	Maturity Date	Fair Value*	Financial Statement Location of Net Amounts
BNP Paribas S.A.	$325,000	4/13/2029	$1,280	Other liabilities and accrued expenses
BNP Paribas S.A.	$300,000	7/29/2031	$(1,668)	Other liabilities and accrued expenses
BNP Paribas S.A.	$400,000	7/29/2031	$(534)	Other liabilities and accrued expenses
BNP Paribas S.A.	$100,000	8/30/2030	$(2,139)	Other liabilities and accrued expenses
BNP Paribas S.A.	$375,000	6/30/2033	$(1,506)	Other liabilities and accrued expenses
Goldman Sachs International	$82,000	12/21/2027	$(399)	Other liabilities and accrued expenses
Goldman Sachs International	$18,000	1/19/2028	$(98)	Other liabilities and accrued expenses
Goldman Sachs International	€90,000	9/28/2026	$234	Other liabilities and accrued expenses
Goldman Sachs International	$325,000	4/13/2029	$1,168	Other liabilities and accrued expenses
Goldman Sachs International	$350,000	4/13/2029	$(8,073)	Other liabilities and accrued expenses
Goldman Sachs International	$375,000	6/30/2033	$(1,135)	Other liabilities and accrued expenses
SMBC Capital Markets, Inc.	$300,000	7/29/2031	$(1,668)	Other liabilities and accrued expenses
SMBC Capital Markets, Inc.	$226,000	9/28/2026	$217	Other liabilities and accrued expenses
SMBC Capital Markets, Inc.	$325,000	9/28/2028	$(389)	Other liabilities and accrued expenses
SMBC Capital Markets, Inc.	$500,000	3/15/2032	$9,533	Other liabilities and accrued expenses
U.S. Bank National Association	$400,000	8/30/2030	$(4,724)	Other liabilities and accrued expenses
U.S. Bank National Association	$400,000	12/8/2028	$(6,826)	Other liabilities and accrued expenses
U.S. Bank National Association	$750,000	1/23/2031	$(12,954)	Other liabilities and accrued expenses
Wells Fargo Bank National Association	$300,000	3/15/2032	$(1,683)	Other liabilities and accrued expenses
			$(31,364)

* Totals may not foot due to rounding.

Certain information related to the Company’s interest rate swaps and currency swaps are presented below as of December 31, 2025:

Counterparty	Notional Amount	Maturity Date	Fair Value*	Financial Statement Location of Net Amounts
BNP Paribas S.A.	$325,000	4/13/2029	$7,512	Other assets
BNP Paribas S.A.	$300,000	7/29/2031	$4,190	Other assets
BNP Paribas S.A.	$400,000	7/29/2031	$7,420	Other assets
BNP Paribas S.A.	$100,000	8/30/2030	$(424)	Other assets
Goldman Sachs International	$82,000	12/21/2027	$554	Other assets
Goldman Sachs International	$18,000	1/19/2028	$120	Other assets
Goldman Sachs International	€90,000	9/28/2026	$1,002	Other assets
Goldman Sachs International	$325,000	4/13/2029	$7,379	Other assets
Goldman Sachs International	$350,000	4/13/2029	$(3,051)	Other assets
SMBC Capital Markets, Inc.	$300,000	7/29/2031	$4,190	Other assets
SMBC Capital Markets, Inc.	$226,000	9/28/2026	$1,180	Other assets
SMBC Capital Markets, Inc.	$325,000	9/28/2028	$5,078	Other assets
SMBC Capital Markets, Inc.	$500,000	3/15/2032	$20,327	Other assets
U.S. Bank National Association	$400,000	8/30/2030	$2,577	Other assets
U.S. Bank National Association	$400,000	12/8/2028	$(1,166)	Other assets
BNP Paribas S.A.	$60,988	5/12/2026	$3,404	Other assets
Morgan Stanley Capital Services LLC	$81,450	5/12/2026	$4,543	Other assets
			$64,835

* Totals may not foot due to rounding.

Certain information related to the Company's options are presented below as of June 30, 2026:

Counterparty	Notional Amount	Maturity Date	Cost*	Fair Value*	Unrealized (Depreciation)*	Financial Statement Location of Net Amounts
BNP Paribas S.A.	$2,050,000	3/17/2027	$6,253	$1,236	$(5,017)	Other liabilities and accrued expenses
JPMorgan Chase Bank N.A.	$18,000	3/17/2027	$1,242	$971	$(271)	Other liabilities and accrued expenses
			$7,495	$2,207	$(5,288)

* Totals may not foot due to rounding.

The Company’s foreign currency forward contracts and currency swaps are not designated in a qualifying hedge accounting relationship. Net realized and change in unrealized gains and losses for the three and six months ended June 30, 2026 and 2025, for the Company’s foreign currency forward contracts, currency swaps and options, are in the following locations in the Consolidated Statements of Operations:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Financial Statement Location	2026	2025	2026	2025
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$(4,844)	$(142,729)	$(12,271)	$(210,065)
Currency swaps	Net realized gain (loss) on derivative instruments	10,114	680	10,764	1,267
		$5,270	$(142,049)	$(1,507)	$(208,798)

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Financial Statement Location	2026	2025	2026	2025
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$51,622	$(75,511)	$116,410	$(101,460)
Currency swaps	Net change in unrealized appreciation (depreciation) on derivative instruments	(13,476)	(14,878)	(7,947)	(15,468)
Options	Net change in unrealized appreciation (depreciation) on derivative instruments	(4,823)	—	(5,288)	—
		$33,323	$(90,389)	$103,175	$(116,928)

The Company’s interest rate swaps have been designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three and six months ended June 30, 2026 and 2025, for the Company’s interest rate swaps, are in the following locations in the Consolidated Statements of Operations:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Financial Statement Location	2026	2025	2026	2025
Interest rate swaps	Interest and other debt expenses	$53,176	$(22,254)	$84,816	$(82,784)
Hedged items	Interest and other debt expenses	(54,493)	27,238	(87,190)	87,303
		$(1,317)	$4,984	$(2,374)	$4,519

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported net in the Consolidated Statements of Assets and Liabilities. The following table presents the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2026:

	As of June 30, 2026
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
BNP Paribas S.A.	$2,516	$(2,516)	$—	$—	$—
Goldman Sachs International	1,402	(1,402)	—	—	—
SMBC Capital Markets, Inc.	9,750	(2,057)	—	(7,693)	—
Morgan Stanley Bank N.A.	—	—	—	—	—
Wells Fargo Bank National Association	50,066	(1,683)	—	(48,383)	—
U.S. Bank National Association	—	—	—	—	—
JPMorgan Chase Bank N.A.	971	—	—	—	971
Total	$64,705	$(7,658)	$—	$(56,076)	$971

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
BNP Paribas S.A.	$(5,847)	$2,516	$—	$—	$(3,331)
Goldman Sachs International	(9,705)	1,402	—	6,300	(2,003)
SMBC Capital Markets, Inc.	(2,057)	2,057	—	—	—
Morgan Stanley Bank N.A.	—	—	—	—	—
Wells Fargo Bank National Association	(1,683)	1,683	—	—	—
U.S. Bank National Association	(24,504)	—	—	24,504	—
JPMorgan Chase Bank N.A.	—	—	—	—	—
Total	$(43,796)	$7,658	$—	$30,804	$(5,334)

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

The following table presents the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2025:

	December 31, 2025
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
BNP Paribas S.A.	$22,526	$(424)	$—	$(21,901)	$201
Goldman Sachs International	9,056	(3,051)	—	(6,005)	—
SMBC Capital Markets, Inc.	30,775	—	—	(30,775)	—
Morgan Stanley Capital Services LLC	4,543	—	—	(4,230)	313
Wells Fargo Bank National Association	6	(6)	—	—	—
U.S. Bank National Association	2,577	(1,166)	—	(1,411)	—
Total	$69,483	$(4,647)	$—	$(64,322)	$514

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
BNP Paribas S.A.	$(424)	$424	$—	$—	$—
Goldman Sachs International	(3,051)	3,051	—	—	—
SMBC Capital Markets, Inc.	—	—	—	—	—
Morgan Stanley Capital Services LLC	—	—	—	—	—
Wells Fargo Bank National Association	(12,654)	6	—	12,648	—
U.S. Bank National Association	(1,166)	1,166	—	—	—
Total	$(17,295)	$4,647	$—	$12,648	$—

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

Note 6. Debt and Foreign Currency Transactions and Translations

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2026 and December 31, 2025, the Company’s asset coverage was 213.9% and 255.2%, respectively.

The Company’s outstanding debt obligations as of June 30, 2026 were as follows:

	June 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value		Fair Value (3)	Unused Portion (1)	Available Amount (2)
Senior Secured Facility	$3,828,000	$—	$—		$—	$3,828,000	$3,791,318
Cardinal Funding LLC	1,200,000	1,080,000	1,080,000		1,081,620	120,000	120,000
Grouse Funding LLC	1,000,000	1,000,000	1,000,000		995,600	—	—
Mallard Funding LLC	900,000	675,000	675,000		675,000	225,000	225,000
Warbler Funding LLC	1,000,000	900,000	900,000		894,780	100,000	76,374
Toucan Funding LLC	600,000	600,000	600,000		596,220	—	—
Bald Eagle Funding LLC	500,000	500,000	500,000		500,650	—	—
December 2027 Notes	82,000	82,000	81,601		81,601	—	—
January 2028 Notes	18,000	18,000	17,902		17,902	—	—
September 2026 Notes	226,000	226,000	226,217		226,217		—
September 2028 Notes	325,000	325,000	324,611		324,611	—	—
September 2026 Euronotes	102,834	102,834	103,069		103,068	—	—
2029 Notes	1,000,000	1,000,000	1,000,644	(4)	1,000,644	—	—
2031 Notes	1,000,000	1,000,000	1,001,696	(4)	1,001,696	—	—
2032 Notes	800,000	800,000	809,257	(4)	809,257	—	—
2030 Notes	500,000	500,000	493,666	(4)	493,666	—	—
2028 Notes	400,000	400,000	393,158	(4)	393,158	—	—
2031 Notes II	750,000	750,000	736,841	(4)	736,841	—	—
2033 Notes	750,000	750,000	735,012	(4)	735,012	—	—
Class A-1 Notes	450,000	450,000	450,000		450,900	—	—
2025 Class A-1a Notes	215,000	215,000	215,000		215,154	—	—
2025 Class A-1a-L1 Loans	25,000	25,000	25,000		25,018	—	—
2025 Class A-1a-L2 Loans	50,000	50,000	50,000		50,036	—	—
2025 Class A-1b Notes	10,000	10,000	10,000		10,009	—	—
2025 Class A-1b Loans	10,000	10,000	10,000		10,009	—	—
2025 Class A-2 Notes	20,000	20,000	20,000		19,970	—	—
ADS CLO 2 Class A-1 Notes	300,000	300,000	300,000		300,605	—	—
ADS CLO 2 Class A-2 Notes	30,000	30,000	30,000		30,084	—	—
ADL CLO 2 Class A-1a-L1 Loans	398,500	398,500	398,500		398,977	—	—
ADL CLO 2 Class A-1a-L2 Loans	7,500	7,500	7,500		7,509	—	—
ADL CLO 2 Class A-1b Notes	14,000	14,000	14,000		13,950	—	—
ADL CLO 2 Class A-1b Loans	14,000	14,000	14,000		13,950	—	—
ADL CLO 2 Class A-2 Notes	30,000	30,000	30,000		29,891	—	—
ADL CLO 2 Class A-2 Loans	12,000	12,000	12,000		11,956	—	—
Total Debt Obligations	$16,567,834	$12,294,834	$12,264,674		$12,255,561	$4,273,000	$4,212,692
Deferred Financing Costs			(112,671)
Total Debt Obligations, net of Deferred Financing Costs and Debt Discount			12,152,003

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2026. The valuation for the Senior Secured Facility and SPV Financing Facilities is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Average debt outstanding	$11,759,398	$5,871,455	$11,171,938	$5,530,895
Maximum amount of debt outstanding	12,294,834	7,039,758	12,294,834	7,039,758
Weighted average annualized interest cost (1)	5.91%	7.09%	5.85%	7.01%
Annualized amortized debt issuance cost	0.20%	0.22%	0.21%	0.21%
Total annualized interest cost	6.11%	7.31%	6.06%	7.22%

Average 1-month SOFR rate	3.66%	4.32%	3.66%	4.32%

(1)
Includes the stated interest expense for all facilities and commitment fees on the unused portions of the Senior Secured Facility and SPV Financing Facilities, and net interest on interest rate swaps entered into qualifying hedge accounting relationships. Commitment fees for the three and six months ended June 30, 2026 were $3,717 and $7,080, respectively. Commitment fees for the three and six months ended June 30, 2025 were $2,852 and $6,077, respectively.

The components of interest expense for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Borrowing interest expense	$171,715	$98,008	$323,289	$184,718
Facility unused fees	3,717	2,852	7,080	6,077
Amortization of financing costs and debt issuance costs	5,582	2,748	10,612	5,414
Gain (loss) from interest rate swaps accounted for as hedges and related hedged items
Interest rate swaps	53,176	(22,254)	84,816	(82,784)
Hedged items	(54,493)	27,238	(87,190)	87,303
Total interest expense	$179,697	$108,592	$338,607	$200,728

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

The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $200 million. As of June 30, 2026 and December 31, 2025, the Company had $36,682 and $23,735, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $3,791,318 and $3,157,068 as of June 30, 2026 and December 31, 2025, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

As of June 30, 2026, the Company was in compliance with all covenants and other requirements of the Senior Secured Facility.

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

As of June 30, 2026, the Company was in compliance with all covenants and other requirements of the SPV Financing Facilities.

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

Warbler Funding LLC

On October 10, 2025 (the "Warbler Funding Closing Date"), Warbler Funding LLC ("Warbler Funding"), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Loan and Security Agreement (the "Warbler Funding Loan and Security Agreement"), with Warbler Funding, as borrower, the Company, in its capacity as collateral manager and in its capacity as equityholder, the lenders from time to time parties thereto, Wells Fargo Bank, National Association, as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent.

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

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt obligations outstanding as of June 30, 2026:

	June 30, 2026
	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
European Euro	€90,000	95,081	102,834	(7,753)	N/A
Total	90,000	95,081	102,834	(7,753)

The Company had the following foreign-denominated debt obligations outstanding as of December 31, 2025:

	December 31, 2025
	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
British Pound	£46,000	62,174	62,006	167	3/31/2026
European Euro	€81,000	94,357	95,191	(834)	3/30/2026
European Euro	€90,000	95,081	105,768	(10,687)	N/A
Total	217,000	251,612	262,965	(11,354)

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

On October 1, 2025 and November 4, 2025, the Company paid off the December 2025 Notes and January 2026 Notes, respectively. The December 2027 Notes and January 2028 Notes are still outstanding as of June 30, 2026.

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

2032 Notes

On January 16, 2025, the Company entered into a Third Supplemental Indenture (the "Third Supplemental Indenture" and together with the Base Indenture, the "January 2025 Indenture") related to the $500 million in aggregate principal amount of its 6.55% notes due 2032 (the "Existing 2032 Notes"), which supplements the Base Indenture.

On May 5, 2026, the Company issued an additional $300 million in aggregate principal amount of its 6.550% notes due 2032 (the "New 2032 Notes" and, together with the Existing 2032 Notes, the "2032 Notes") under the January 2025 Indenture. The New 2032 Notes were issued at a price equal to 100.604% of the face value, plus accrued interest from March 15, 2026, resulting in an effective yield to maturity of 6.421%. The New 2032 Notes were issued as "Additional Notes" under the January 2025 Indenture and have identical terms to the Existing 2032 Notes, other than the issue date and the issue price. The New 2032 Notes will be treated as a single class of notes with the Existing 2032 Notes for all purposes under the January 2025 Indenture.

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

In connection with the 2032 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominantly floating rate loans. Under the interest rate swap agreement related to the 2032 Notes, the Company receives a fixed interest rate of 6.55% per annum and pays a floating interest rate of three-month SOFR + 2.18% per annum on $500 million of the 2032 Notes, and the Company receives a fixed interest rate of 6.42% per annum and pays a floating interest rate of three-month SOFR + 2.53% per annum on $300 million of the 2032 Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

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

2033 Notes

On June 30, 2026, the Company and the Trustee entered into a Seventh Supplemental Indenture (the "Seventh Supplemental Indenture" and, together with the Base Indenture, the "June 2026 Indenture") related to the $750 million in aggregate principal amount of its 6.350% notes due 2033 (the "2033 Notes"), which supplements the Base Indenture.

The 2033 Notes will mature on June 30, 2033 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the June 2026 Indenture. The 2033 Notes bear interest at a rate of 6.350% per year payable semi-annually on June 30 and December 30 of each year, commencing on December 30, 2026. The 2033 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2033 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

In connection with the 2033 Notes, the Company entered into two interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the first interest rate swap agreement related to the 2033 Notes, the Company receives a fixed interest rate of 6.35% per annum and pays a floating interest rate of three-month SOFR + 2.37% per annum on $375 million of the 2033 Notes. Under the second interest rate swap agreement related to the 2033 Notes, the Company receives a fixed interest rate of 6.35% per annum and pays a floating interest rate of three-month SOFR + 2.39% per annum on $375 million of the 2033 Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

Note 7. Net Assets

The Company has the authority to issue an unlimited number of Common Shares at $0.01 per share par value.

The following table summarizes transactions in Common Shares during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025		Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
Class S:	Shares*	Amount*	Shares*	Amount*	Shares*	Amount*	Shares*	Amount*
Proceeds from shares sold	1,392,453	$33,269	11,138,920	$274,331	6,448,048	$156,021	24,873,564	$615,106
Share conversion	(247,186)	(5,908)	(183,579)	(4,523)	(250,587)	(5,991)	(296,866)	(7,330)
Repurchase of common shares	(2,505,291)	(59,709)	(1,206,868)	(29,694)	(7,694,880)	(183,992)	(2,299,575)	(56,626)
Early repurchase deduction	—	103	—	6	—	224	—	57
Distributions reinvested	1,333,205	31,857	1,267,018	31,195	2,709,217	65,288	2,349,866	58,066
Net increase (decrease)	(26,819)	$(388)	11,015,491	$271,315	1,211,798	$31,550	24,626,989	$609,273
Class D:
Proceeds from shares sold	42,462	1,015	144,031	3,548	112,787	2,724	162,064	3,995
Share conversion	—	—	—	—	(74,850)	(1,827)	—	—
Repurchase of common shares	(10,388)	(248)	(486)	(12)	(22,585)	(539)	(486)	(12)
Early repurchase deduction	—	2	—	—	—	2	—	—
Distributions reinvested	24,820	593	18,598	458	49,213	1,186	36,566	904
Net increase (decrease)	56,894	$1,362	162,143	$3,994	64,565	$1,546	198,144	$4,887
Class I:
Proceeds from shares sold	6,524,634	155,868	64,943,982	1,599,036	25,755,440	623,782	129,448,338	3,199,727
Share conversion	247,187	5,908	183,579	4,523	325,438	7,818	296,866	7,330
Repurchase of common shares	(27,896,949)	(664,827)	(7,211,251)	(177,428)	(53,274,346)	(1,271,281)	(11,401,171)	(280,697)
Early repurchase deduction	—	66	—	10	—	475	—	14
Distributions reinvested	3,991,000	95,366	3,710,329	91,351	8,074,466	194,576	6,882,036	170,058
Net increase (decrease)	(17,134,128)	$(407,619)	61,626,639	$1,517,492	(19,119,002)	$(444,630)	125,226,069	$3,096,432
Total net increase (decrease)	(17,104,053)	$(406,645)	72,804,273	$1,792,801	(17,842,639)	$(411,534)	150,051,202	$3,710,592

* Includes activities related to prior periods processed in the current period.

Net Asset Value per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class S shares, Class D shares and Class I shares during the six months ended June 30, 2026 and 2025:

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2026	$24.34	$24.34	$24.34
February 28, 2026	24.14	24.14	24.14
March 31, 2026	23.90	23.90	23.90
April 30, 2026	23.92	23.92	23.92
May 31, 2026	23.87	23.87	23.87
June 30, 2026	23.83	23.83	23.83

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2025	$24.83	$24.83	$24.83
February 28, 2025	24.77	24.77	24.77
March 31, 2025	24.65	24.65	24.65
April 30, 2025	24.58	24.58	24.58
May 31, 2025	24.64	24.64	24.64
June 30, 2025	24.60	24.60	24.60

Distributions

The Board authorizes and declares monthly distribution amounts per share of Class S shares, Class D shares and Class I shares. The following table presents distributions that were declared during the six months ended June 30, 2026:

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2026	January 23, 2026	February 27, 2026	$0.1624	$19,570	$0.1748	$281	$0.1800	$89,426
February 28, 2026	February 23, 2026	March 26, 2026	0.1641	20,023	0.1753	288	0.1800	90,560
March 31, 2026	March 23, 2026	April 28, 2026	0.1626	20,268	0.1749	294	0.1800	91,509
April 30, 2026	April 23, 2026	May 28, 2026	0.1633	19,698	0.1751	297	0.1800	87,464
May 31, 2026	May 22, 2026	June 29, 2026	0.1627	19,726	0.1749	300	0.1800	88,021
June 30, 2026	June 23, 2026	July 29, 2026	0.1633	19,944	0.1751	302	0.1800	88,867
			$0.9784	$119,229	$1.0501	$1,762	$1.0800	$535,847

* Totals may not foot due to rounding.

The following table presents distributions that were declared during the six months ended June 30, 2025:

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2025	January 22, 2025	February 27, 2025	$0.1621	$13,892	$0.1747	$182	$0.1800	$57,637
January 31, 2025	December 23, 2024	February 27, 2025	0.0200	1,714	0.0200	21	0.0200	6,405	(1)
February 28, 2025	February 21, 2025	March 27, 2025	0.1638	14,739	0.1752	183	0.1800	62,318
February 28, 2025	December 23, 2024	March 27, 2025	0.0200	1,800	0.0200	21	0.0200	6,923	(1)
March 31, 2025	March 24, 2025	April 28, 2025	0.1621	15,583	0.1747	186	0.1800	66,593
March 31, 2025	December 23, 2024	April 28, 2025	0.0200	1,896	0.0200	21	0.0200	7,308	(1)
April 30, 2025	April 22, 2025	May 29, 2025	0.1628	16,289	0.1749	192	0.1800	70,701
April 30, 2025	March 24, 2025	May 29, 2025	0.0200	2,001	0.0200	22	0.0200	7,856	(1)
May 31, 2025	May 22, 2025	June 27, 2025	0.1623	16,725	0.1748	196	0.1800	74,897
May 31, 2025	March 24, 2025	June 27, 2025	0.0200	2,061	0.0200	22	0.0200	8,322	(1)
June 30, 2025	June 23, 2025	July 29, 2025	0.1628	17,424	0.1749	215	0.1800	78,164
June 30, 2025	March 24, 2025	July 29, 2025	0.0200	2,141	0.0200	25	0.0200	8,685	(1)
			$1.0959	$106,264	$1.1692	$1,285	$1.2000	$455,810

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

Through June 30, 2026, none of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions.

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the six months ended June 30, 2026:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.8857	$107,900	$0.9719	$1,630	$0.9870	$489,515
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	0.0927	11,329	0.0782	132	0.0930	46,332
	$0.9784	$119,229	$1.0501	$1,762	$1.0800	$535,847

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

Under the share repurchase program, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an "Early Repurchase Deduction"). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

The following table presents information with respect to the Company’s share repurchases during the six months ended June 30, 2026:

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase plan
March 16, 2026	30,261,082	5.00%	$23.90	March 31, 2026	$722,586	—
June 15, 2026	30,224,152	5.00%	$23.83	June 30, 2026	$720,104	—

(1) Percentage is based on total shares as of the close of the previous calendar quarter.

(2) Amounts shown net of Early Repurchase Deduction.

The following table presents information with respect to the Company’s share repurchases during the six months ended June 30, 2025:

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 17, 2025	5,282,627	1.38%	$24.65	March 31, 2025	$130,147	13,919,523
June 16, 2025	8,418,605	1.83%	$24.60	June 30, 2025	$207,118	14,645,892

(1) Percentage is based on total shares as of the close of the previous calendar quarter.

(2) All repurchase requests were satisfied in full.

(3) Amounts shown net of Early Repurchase Deduction.

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2026 and December 31, 2025, the Company had the following unfunded commitments to its portfolio companies:

	June 30, 2026	December 31, 2025
Unfunded revolver obligations, bridge loan and backstop commitments (1)	$1,636,287	$1,605,154
Standby letters of credit issued and outstanding (2)	37,341	20,988
Unfunded delayed draw loan commitments (3)	3,194,354	3,065,690
Total Unfunded Commitments (4)	$4,867,982	$4,691,832
(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2026, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of June 30, 2026 and December 31, 2025, the bridge loan and backstop commitments included in the balances were $318,673 and $239,110, respectively.
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

Organizational and Offering Costs

The Adviser agreed to bear all of the Company’s organization and offering expenses through the date on which the Company broke escrow for the initial offering of its Common Shares. The Company is obligated to reimburse the Adviser for such expenses incurred upon breaking escrow for our offering. The total organization and offering costs incurred for the three and six months ended June 30, 2026 were $450 and $519, respectively. The total organization and offering costs incurred for the three and six months ended June 30, 2025 were $79 and $369, respectively.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business.

On March 14, 2023, certain First Lien and Second Lien holders of debt (the “Plaintiffs”) issued by Mitel (the “Company”) filed a complaint in New York State Court captioned Ocean Trails CLO VII et al v. MLN TopCo Ltd., et al, Index No. 651327/2023, against certain other First Lien and Second Lien debt holders (the “Participating Lenders”), as well as the Company, alleging, among other things, that the defendant lenders breached the terms of their lending agreements and the New York Uniform Voidable Transfer Act in connection with certain amendments to the relevant documents governing the debt. One subgroup of the lenders named as defendants that participated in the alleged breaches and consented to the amendments, which are managed by Nuveen Asset Management, LLC or Teachers Advisors, LLC (the “Nuveen Lenders”), also asserted that they were harmed and asserted crossclaims against the Participating Lenders for (i) breach of contract and (ii) violation of New York’s Uniform Voidable Transaction Act. On December 5, 2023, the trial court granted defendants’ motions to dismiss in part and denied them in part. The Plaintiffs and defendants appealed the courts’ motion to dismiss ruling to the intermediate New York State appellate court. On December 31, 2024, the intermediate New York State appellate court dismissed the entire case, including all claims against the Company.

On January 30, 2025, Plaintiffs filed a motion for leave to appeal the intermediate New York State appellate court’s ruling to the New York Court of Appeals. That motion was held in abeyance following Mitel’s filing of voluntary Chapter 11 bankruptcy petitions in the U.S. Bankruptcy Court for the Southern District of Texas. Plaintiffs and defendants memorialized settlement of the litigation in Mitel’s Chapter 11 plan of reorganization and related bankruptcy documentation. The effective date for Mitel’s plan of reorganization occurred on June 20, 2025. Pursuant to the settlement, the parties submitted both (i) a stipulated request for withdrawal of the Plaintiffs’ motion for leave to appeal to the New York Court of Appeals and (ii) a joint request to the trial court for the clerk to enter final judgment, dismissing with prejudice all claims and crossclaims. The request for withdrawal of the Plaintiffs’ motion for leave to appeal was granted by letter from the Court of Appeals dated September 9, 2025 and the trial court thereafter directed the clerk to enter judgment in the case. Final judgment was entered in favor of the Participating Lenders on all claims asserted by both the Plaintiffs and the Nuveen Lenders on May 4, 2026. The matter is now fully and finally resolved.

Management is not aware of any pending or threatened material litigation as of June 30, 2026 other than the matter disclosed above.

Note 9. Financial Highlights

The following table presents the Company's financial highlights for the six months ended June 30, 2026:

	Six Months Ended June 30, 2026
	Class S	Class D	Class I
Per Share Data:
Net asset value at beginning of period	$24.40	$24.40	$24.40
Net investment income (1)	0.89	0.97	0.99
Net unrealized and realized gains (losses) (2)	(0.48)	(0.49)	(0.48)
Net increase (decrease) in net assets resulting from operations	0.41	0.48	0.51
Distribution declared (3)
Net investment income	(0.89)	(0.97)	(0.99)
Net realized gains	—	—	—
Distributions in excess of net investment income	(0.09)	(0.08)	(0.09)
Net asset value at end of period	$23.83	$23.83	$23.83

Total return (4)	1.70%	2.00%	2.13%
Shares outstanding, end of period	119,764,016	1,715,588	465,899,388
Weighted average shares outstanding	121,817,194	1,676,136	495,823,501
Ratio/Supplemental Data
Net assets at end of period	$2,854,127	$40,885	$11,102,969
Annualized ratio of net expenses to average net assets (5)	8.18%	7.46%	7.33%
Annualized ratio of net investment income to average net assets (5)	7.41%	8.14%	8.26%
Portfolio turnover rate	18.16%	18.16%	18.16%
Asset coverage per unit (6)	2,139	2,139	2,139

The following table presents the Company's financial highlights for the six months ended June 30, 2025:

	Six Months Ended June 30, 2025
	Class S	Class D	Class I
Per Share Data:
Net asset value at beginning of period	$24.86	$24.86	$24.86
Net investment income (1)	0.93	1.02	1.03
Net unrealized and realized gains (losses) (2)	(0.09)	(0.11)	(0.09)
Net increase (decrease) in net assets resulting from operations	0.84	0.91	0.94
Distribution declared (3)
Net investment income	(1.09)	(1.16)	(1.19)
Net realized gains	(0.01)	(0.01)	(0.01)
Distributions in excess of net investment income	—	—	—
Net asset value at end of period	$24.60	$24.60	$24.60

Total return (4)	3.46%	3.76%	3.89%
Shares outstanding, end of period	105,820,841	1,227,190	427,046,173
Weighted average shares outstanding	96,979,501	1,099,486	380,009,632
Ratio/Supplemental Data
Net assets at end of period	$2,603,628	$30,194	$10,507,091
Annualized ratio of net expenses to average net assets (5)	6.95%	6.19%	6.10%
Annualized ratio of net investment income to average net assets (5)	7.56%	8.31%	8.40%
Portfolio turnover rate	22.96%	22.96%	22.96%
Asset coverage per unit (6)	2,867	2,867	2,867

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
(4)
Total return is calculated as the change in net asset value ("NAV") per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s distribution reinvestment plan), if any, divided by the beginning NAV per share (which for the purposes of this calculation is equal to the net offering price in effect at that time). An investment in the Company is subject to maximum upfront sales load of 3.5% and 1.5% for Class S shares and Class D shares, respectively, of the offering price, which will reduce the amount of capital available for investment. Class I shares are not subject to upfront sales load. Total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses. Total return is not annualized.
(5)
Annualized for six months ended June 30, 2026 and 2025. Operating expenses may vary in the future based on the amount of capital raised and the Adviser’s election to receive expense support, if any.
(6)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of June 30, 2026 and 2025, the Company's asset coverage was 213.9% and 286.7%, respectively.

Note 10. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

ADL CLO 3 LLC

On August 6, 2026, the Company completed a $514.9 million term debt securitization (the “ADL CLO 3 Debt Securitization”) whereby an indirect, wholly-owned, consolidated subsidiary of the Company (the “ADL CLO 3 Issuer”) issued and incurred certain secured debt (the “ADL CLO 3 Secured Debt”), which is the secured obligation of the ADL CLO 3 Issuer, and certain subordinated notes (the “ADL CLO 3 Subordinated Notes”), which are unsecured obligations of the ADL CLO 3 Issuer. The ADL CLO 3 Secured Debt is scheduled to mature on July 15, 2038 and the ADL CLO 3 Subordinated Notes are scheduled to mature on July 15, 2126; however, in each case, may be redeemed on any business day on or after July 15, 2028 subject to the occurrence of certain events specified in the transaction documents executed in connection with the ADL CLO 3 Debt Securitization. The Company, which serves as collateral manager to the ADL CLO 3 Issuer, has retained certain tranches of the ADL CLO 3 Secured Debt and 100% of the ADL CLO 3 Subordinated Notes through a wholly-owned, consolidated subsidiary of the Company.

2023 Series A Notes

On July 9, 2026, the September 2026 Notes and the September 2026 Euronotes were each prepaid at 100% of their respective principal amount, in each case, together with interest accrued to, but excluding, the prepayment date, pursuant to the terms of the master note purchase agreement under which each series was issued.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Apollo Debt Solutions BDC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, of Apollo Debt Solutions BDC and subsidiaries (the "Company") as of June 30, 2026, the related consolidated statements of operations and changes in net assets for the three-month and six-month periods ended June 30, 2026 and 2025, the consolidated statements of cash flows and financial highlights for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2025, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the year then ended (not presented herein); and in our report dated March 11, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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

August 10, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with "Item 1. Financial Statements." This discussion contains forward-looking statements, which relate to future events, our future performance or financial condition, and involves numerous risks and uncertainties, including, but not limited to, those set forth in "Item 1A. Risk Factors" in Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2025 and "Item 1A. Risk Factors" in Part II of our quarterly report on Form 10-Q for the quarter ended March 31, 2026 and elsewhere in this Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements. The six months ended June 30, 2026 represents the period from January 1, 2026 to June 30, 2026.

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

Overview

We are an externally managed, diversified closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). Formed as a Delaware statutory trust on December 4, 2020, we are externally managed by the Adviser. Pursuant to the advisory agreement between us and the Adviser, as amended (the "Advisory Agreement"), the Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as investment adviser with the SEC. Apollo Credit Management, LLC, as our Administrator (the "Administrator"), pursuant to the administration agreement between us and the Administrator, as amended (the "Administration Agreement"), provides, among other things, administrative services and facilities to us. We also have elected to be treated, and intend to qualify annually thereafter, as a regulated investment company ("RIC") as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").

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

We do not intend to acquire securities issued by any investment company in excess of the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, a BDC generally cannot acquire more than 3% of the voting interests of any investment company, invest more than 5% of the value of its total assets in the securities of one investment company or invest more than 10% of the value of its total assets in the securities of investment companies in the aggregate. Subject to certain exemptive rules, including Rule 12d1-4, the Company may, subject to certain conditions, invest in other investment companies in excess of such thresholds. As of the date of this Quarterly Report, the Company entered into a fund of funds agreement and is an "acquired fund" for purposes of Rule 12d1-4. However, we do not deem the fund of funds agreement as material given that it is not part of the Company's principal investment strategy. For so long as the Company is an "acquired fund" for purposes of Rule 12d1-4, the Company will be required to limit its investments in the securities of other investment companies and private funds to no more than 10% of its total assets, subject to certain limited exceptions permitted under Rule 12d1-4. These restrictions may limit the Company's ability to invest in other investment companies to the extent desired. All dollar amounts in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” are in thousands, unless otherwise noted.

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

Portfolio and Investment Activity

Our portfolio and investment activity during the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)*	2026	2025	2026	2025
Investments made in portfolio companies	$2,659,637	$4,844,978	$5,790,899	$8,975,826
Investments sold	(1,557,573)	(931,445)	(2,856,377)	(1,661,947)
Net activity before repaid investments	$1,102,064	$3,913,533	$2,934,522	$7,313,879
Investments repaid	(874,166)	(1,722,840)	(1,739,140)	(2,297,390)
Net investment activity	$227,898	$2,190,694	$1,195,382	$5,016,489

Portfolio companies at beginning of period	400	353	415	323
Number of new portfolio companies	36	45	72	95
Number of exited portfolio companies	(37)	(33)	(88)	(53)
Portfolio companies at end of period	399	365	399	365

Number of investments made in existing portfolio companies	104	106	157	75

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Portfolio composition, at fair value:
First lien secured debt	99.6%	99.7%
Second lien secured debt	0.0%	0.0%
Unsecured debt and other	0.4%	0.3%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	8.6%	8.6%
Second lien secured debt (2)	0.0%	0.0%
Unsecured debt and other (2)	11.4%	6.5%
Total portfolio (3)	8.6%	8.6%
Interest rate type, at fair value (4):
Fixed rate amount	$1.0 billion	$0.7 billion
Floating rate amount	$24.2 billion	$23.7 billion
Fixed rate, as percentage of total	3.9%	3.2%
Floating rate, as percentage of total	96.1%	96.8%
Interest rate type, at amortized cost (4):
Fixed rate amount	$1.0 billion	$0.7 billion
Floating rate amount	$24.4 billion	$23.6 billion
Fixed rate, as percentage of total	3.8%	3.0%
Floating rate, as percentage of total	96.2%	97.0%
Weighted average spread over reference rate of all floating rate investments	4.8%	4.6%

(1)
An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.
(2)
Exclusive of investments on non-accrual status. As of June 30, 2026, 0.4% of total investments at fair value were on non-accrual. As of December 31, 2025, 0.3% of total investments at fair value were on non-accrual status.
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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
Investment Ranking	Fair Value	Percentage	Fair Value	Percentage
(in thousands)
1	$—	—	$—	—
2	24,593,325	96.9%	24,258,409	99.0%
3	661,654	2.6%	173,005	0.7%
4	89,128	0.4%	75,053	0.3%
5	23,128	0.1%	9,161	0.0%
Total	$25,367,235	100.0%	$24,515,628	100.0%

Results of Operations

Operating results for the three and six months ended June 30, 2026 and 2025 were as follows (dollar amounts in millions)*:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total investment income	$591.9	$456.5	$1,153.5	$849.3
Net expenses	(287.9)	(198.4)	(554.5)	(367.2)
Net investment income	304.0	258.1	599.0	482.1
Net realized gain (loss)	(57.1)	(160.5)	(32.2)	(220.5)
Net unrealized appreciation (depreciation)	37.7	187.0	(270.8)	185.5
Net increase (decrease) in net assets resulting from operations	$284.6	$284.6	$296.0	$447.2

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

Investment Income

Investment income, for the three and six months ended June 30, 2026 and 2025 were as follows (dollar amounts in millions)*:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$561.3	$442.4	$1,092.7	$824.2
PIK interest income	20.5	9.2	36.6	14.5
Dividend income	6.6	1.8	7.5	3.4
Other income	3.5	3.1	16.7	7.2
Total investment income	$591.9	$456.5	$1,153.5	$849.3

* Totals may not foot due to rounding.

For the three months ended June 30, 2026, total investment income increased to $591.9 million from $456.5 million for the same period in the prior year, primarily driven by our continuing deployment of capital. The size of our investment portfolio at fair value increased to $25.4 billion at June 30, 2026 from $19.9 billion at June 30, 2025. For the three months ended June 30, 2026 and 2025, payment-in-kind interest income represented 3.5% and 2.0% of total investment income, respectively. We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments, and changes in interest rates.

For the six months ended June 30, 2026, total investment income increased to $1,153.5 million from $849.3 million for the same period in the prior year, primarily driven by our continuing deployment of capital. The size of our investment portfolio at fair value increased to $25.4 billion at June 30, 2026 from $19.9 billion at June 30, 2025. For the six months ended June 30, 2026 and 2025, payment-in-kind interest income represented 3.2% and 1.7% of total investment income, respectively. We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments, and changes in interest rates.

Expenses

Expenses for the three and six months ended June 30, 2026 and 2025 were as follows (dollar amounts in millions)*:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Management fees	$45.6	$39.8	$92.6	$73.2
Performance-based incentive fees	44.3	37.7	87.4	69.3
Interest and other debt expenses	179.7	108.6	338.6	200.7
Offering costs	0.5	0.1	0.5	0.4
Trustees' fees	0.4	0.2	0.7	0.3
Shareholder servicing fees	6.1	5.4	12.4	10.1
Administrative service expenses	3.2	2.4	6.4	4.6
Other general and administrative expenses	8.1	4.4	15.9	8.5
Total expenses	$287.9	$198.4	$554.5	$367.2

* Totals may not foot due to rounding.

For the three months ended June 30, 2026 and 2025, net expenses were $287.9 million and $198.4 million, respectively, primarily comprised of interest and other debt expenses.

For the six months ended June 30, 2026 and 2025, net expenses were $554.5 million and $367.2 million, respectively, primarily comprised of interest and other debt expenses.

Interest and other debt expenses

For the three months ended June 30, 2026, interest and other debt expenses increased to $179.7 million from $108.6 million for the same period in the prior year, primarily driven by increased borrowings outstanding. The total annualized cost of debt decreased to 6.1% for the three months ended June 30, 2026 from 7.3% for the same period in the prior year. Although the cost of debt decreased, the average principal debt outstanding increased to $11.8 billion for the three months ended June 30, 2026 from $5.9 billion for the same period in the prior year yielding to a higher interest expense.

For the six months ended June 30, 2026, interest and other debt expenses increased to $338.6 million from $200.7 million for the same period in the prior year, primarily driven by increased borrowings outstanding. The total annualized cost of debt decreased to 6.1% for the six months ended June 30, 2026 from 7.2% for the same period in the prior year. Although the cost of debt decreased, the average principal debt outstanding increased to $11.2 billion for the six months ended June 30, 2026 from $5.5 billion for the same period in the prior year yielding to a higher interest expense.

Management fees

For the three months ended June 30, 2026, gross management fees increased to $45.6 million from $39.8 million for the same period in the prior year, primarily due to an increase in average net assets. Our average net assets increased to $14.6 billion for the three months ended June 30, 2026 from $12.8 billion for the three months ended June 30, 2025. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. No management fees have been waived for the three months ended June 30, 2026 and 2025.

For the six months ended June 30, 2026, gross management fees increased to $92.6 million from $73.2 million for the same period in the prior year, primarily due to an increase in average net assets. Our average net assets increased to $14.9 billion for the six months ended June 30, 2026 from $11.8 billion for the six months ended June 30, 2025. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. No management fees have been waived for the six months ended June 30, 2026 and 2025.

Incentive fees

For the three months ended June 30, 2026, incentive fees increased to $44.3 million from $37.7 million for the same period in the prior year, primarily due to our deployment of capital and increase in net investment income. No incentive fees have been waived for the three months ended June 30, 2026 and 2025.

For the six months ended June 30, 2026, incentive fees increased to $87.4 million from $69.3 million for the same period in the prior year, primarily due to our deployment of capital and increase in net investment income. No incentive fees have been waived for the six months ended June 30, 2026 and 2025.

Other expenses

Total other expenses were $17.8 million for the three months ended June 30, 2026, primarily comprised of $6.1 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors, $8.3 million of general and administrative expenses (including insurance, filing, research, and fees paid to our sub-administrator and transfer agent), and $3.4 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company). Total other expenses for the same period in the prior year were $12.3 million. The increase compared to the same period in the prior year was primarily driven by the increased costs attributable to servicing a growing investment portfolio, as well as increased subscriptions to our Class S and Class D shares.

Total other expenses were $35.4 million for the six months ended June 30, 2026, primarily comprised of $12.4 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors, $16.0 million of general and administrative expenses (including insurance, filing, research, and fees paid to our sub-administrator and transfer agent), and $7.0 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company). Total other expenses for the same period in the prior year were $23.5 million. The increase compared to the same period in the prior year was primarily driven by the increased costs attributable to servicing a growing investment portfolio, as well as increased subscriptions to our Class S and Class D shares.

Expense support

For the three and six months ended June 30, 2026 and 2025, the Company did not receive expense support from the Adviser and did not make any repayments.

Net Realized Gain (Loss)

Net realized gains (losses) for the three and six months ended June 30, 2026 and 2025 were comprised of the following (dollar amounts in millions)*:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Non-controlled/non-affiliated investments	$(58.0)	$(31.7)	$(42.4)	$(28.8)
Derivative instruments	10.1	0.7	10.8	1.3
Foreign currency forward contracts	(4.8)	(142.7)	(12.3)	(210.1)
Foreign currency transactions	(4.4)	13.2	11.7	17.1
Net realized gains (losses)	$(57.1)	$(160.5)	$(32.2)	$(220.5)

* Totals may not foot due to rounding.

For the three and six months ended June 30, 2026, we recorded total net realized losses of $57.1 million and $32.2 million, respectively driven by net realized losses of $58.0 million and $42.4 million, respectively, on non-controlled/non-affiliated investments primarily due to restructuring and sales of existing investments. We had net realized losses of $4.8 million and $12.3 million, respectively, on foreign currency forward contracts primarily attributable to the Euro and British Pound exchange rates and net realized losses of $4.4 million and net realized gains of $11.7 million, respectively, on foreign currency transactions. Net realized losses were partially offset by net realized gains of $10.1 million and $10.8 million, respectively, on derivative instruments.

For the three and six months ended June 30, 2025, we generated total net realized losses of $160.5 million and $220.5 million, respectively, driven by net realized losses of $31.7 million and $28.8 million, respectively, on non-controlled/non-affiliated investments primarily due to a restructuring of an existing investment. We had net realized losses of $142.7 and $210.1 million, respectively, from foreign currency forward contracts primarily attributable to fluctuations in the Euro and British Pound exchange rates. Net realized losses were partially offset by net realized gains of $13.2 million and $17.1 million, respectively, on foreign currency transactions, in addition to net realized gains of $0.7 million and $1.3 million, respectively, on derivative instruments.

Net Unrealized Gain (Loss)

Net change in unrealized gains (losses) for the three and six months ended June 30, 2026 and 2025 were comprised of the following (dollar amounts in millions)*:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Non-controlled/non-affiliated investments	$1.6	$262.2	$(376.9)	$279.8
Derivative instruments	(18.3)	(14.9)	(13.2)	(15.5)
Foreign currency forward contracts	51.6	(75.5)	116.4	(101.5)
Foreign currency translations	2.7	15.2	2.9	22.7
Net change in unrealized gains (losses)	$37.6	$187.0	$(270.8)	$185.5

* Totals may not foot due to rounding.

For the three months ended June 30, 2026, we recorded net change in unrealized gains of $1.6 million on non-controlled/non-affiliated investments, net change in unrealized gains of $51.6 million on foreign currency forward contracts, and net change in unrealized gains of $2.7 million on foreign currency translations. The fair value of our debt investments, as a percentage of principal, increased from 97.7% as of March 31, 2026 to 97.9% as of June 30, 2026, reflecting stronger local currency pricing due to changes in portfolio company fundamentals and broader market conditions. The U.S. dollar strengthened against major foreign currencies during the period, with the most significant impact arising from our Euro and British Pound exposures. These gains were partially offset by net change in unrealized losses of $18.3 million on derivative instruments.

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

For the six months ended June 30, 2026, we recorded net change in unrealized losses of $376.9 million on non-controlled/non-affiliated investments and net change in unrealized losses of $13.2 million on derivative instruments. The fair value of our debt investments, as a percentage of principal, decreased from 98.9% as of December 31, 2025 to 97.9% as of June 30, 2026, reflecting weaker local currency pricing due to changes in portfolio company fundamentals and broader market conditions. These losses were partially offset by net change in unrealized gains of $116.4 million on foreign currency forward contracts and net change in unrealized gains of $2.9 million on foreign currency translations. The U.S. dollar strengthened against major foreign currencies during the six months ended June 30, 2026, with the most significant impact arising from our Euro and British Pound exposures.

For the six months ended June 30, 2025, we recognized a net change in unrealized gains of $279.8 million on non-controlled/non-affiliated investments and $22.7 million on foreign currency translations. The fair value of our debt investments, as a percentage of principal, decreased from 100.9% as of December 31, 2024 to 100.3% as of June 30, 2025, primarily driven by changes in portfolio company fundamentals and broader market trends. Despite this decrease in fair value of debt investments as a percentage of principal, favorable foreign currency translation fluctuations, particularly in the Euro, British Pound, Australian Dollar, and Korean Won, contributed to an overall net change in unrealized gains. This overall net change in unrealized gains was partially offset by net changes in unrealized losses of $15.5 million on derivative instruments and $101.5 million on foreign currency forward contracts, also influenced by Euro and British Pound exchange rate fluctuations.

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

Options

In addition to foreign currency forward contracts and swaps, the Company held option-based derivative instruments, including interest rate swaptions and binary options, as of June 30, 2026. These instruments are recorded at fair value on the Consolidated Statements of Assets and Liabilities, with changes in fair value recognized in net unrealized appreciation (depreciation) within derivative instruments on the Consolidated Statements of Operations. The Company does not designate these option instruments for hedge accounting.

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

As of June 30, 2026, we had six asset based leverage facilities, twelve unsecured debt issuances, fifteen CLO Notes, and one Senior Secured Facility outstanding. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%.

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

Debt

See Note 6 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of June 30, 2026:

	Payments Due by Period*
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$—	$—	$—	$—	$—
SPV Financing Facilities (2)	4,755	—	500	4,255	—
CLO Notes	1,586	—	—	—	1,586
Unsecured Notes	5,954	329	1,825	1,250	2,550
Total Debt Obligations	$12,295	$329	$2,325	$5,505	$4,136

* Totals may not foot due to rounding.

(1)
As of June 30, 2026, aggregate lender commitments under the Senior Secured Facility totaled $3.8 billion of unused capacity.
(2)
As of June 30, 2026, aggregate lender commitments under the SPV Financing Facilities totaled $445.0 million of unused capacity.

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

Distributions

The following table summarizes our distributions declared and payable for the six months ended June 30, 2026 (dollar amounts in thousands, except per share amounts):

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2026	January 23, 2026	February 27, 2026	$0.1624	$19,570	$0.1748	$281	$0.1800	$89,426
February 28, 2026	February 23, 2026	March 26, 2026	0.1641	20,023	0.1753	288	0.1800	90,560
March 31, 2026	March 23, 2026	April 28, 2026	0.1626	20,268	0.1749	294	0.1800	91,509
April 30, 2026	April 23, 2026	May 28, 2026	0.1633	19,698	0.1751	297	0.1800	87,464
May 31, 2026	May 22, 2026	June 29, 2026	0.1627	19,726	0.1749	300	0.1800	88,021
June 30, 2026	June 23, 2026	July 29, 2026	0.1633	19,944	0.1751	302	0.1800	88,867
			$0.9784	$119,229	$1.0501	$1,762	$1.0800	$535,847

* Totals may not foot due to rounding.

The following table presents distributions that were declared during the six months ended June 30, 2025 (dollar amounts in thousands, except per share amounts):

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

Sources of distributions, other than net investment income and realized gains on a U.S. generally accepted accounting principles ("GAAP") basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the six months ended June 30, 2026 (dollar amounts in thousands, except per share amounts):

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.8857	$107,900	$0.9719	$1,630	$0.9870	$489,515
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	0.0927	11,329	0.0782	132	0.0930	46,332
	$0.9784	$119,229	$1.0501	$1,762	$1.0800	$535,847

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

Share Repurchase Program

At the discretion of our Board, the Company has commenced a share repurchase program in which we intend to offer to repurchase the Company’s Common Shares outstanding as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. Should the Board suspend the share repurchase program, the Board will consider whether the continued suspension of the program is in the best interests of the Company and shareholders on a quarterly basis. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the 1934 Act and the 1940 Act. All shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the share repurchase program, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (the "Early Repurchase Deduction"). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

The following table presents information with respect to the Company’s share repurchases during the six months ended June 30, 2026 (dollar amounts in thousands, except per share amounts):

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase plan
March 16, 2026	30,261,082	5.00%	$23.90	March 31, 2026	$722,586	—
June 15, 2026	30,224,152	5.00%	$23.83	June 30, 2026	$720,104	—

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

We intend to establish one or more credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over the Secured Overnight Financing Rate ("SOFR") or an alternative reference rate. We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdown (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. The Company provides funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2026 and December 31, 2025, we had unfunded commitments, including delayed draw term loans, revolvers, bridge loan and backstop commitments, with an aggregate principal amount of $4.9 billion and $4.7 billion, respectively.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business.

On March 14, 2023, certain First Lien and Second Lien holders of debt (the “Plaintiffs”) issued by Mitel (the “Company”) filed a complaint in New York State Court captioned Ocean Trails CLO VII et al v. MLN TopCo Ltd., et al, Index No. 651327/2023, against certain other First Lien and Second Lien debt holders (the “Participating Lenders”), as well as the Company, alleging, among other things, that the defendant lenders breached the terms of their lending agreements and the New York Uniform Voidable Transfer Act in connection with certain amendments to the relevant documents governing the debt. One subgroup of the lenders named as defendants that participated in the alleged breaches and consented to the amendments, which are managed by Nuveen Asset Management, LLC or Teachers Advisors, LLC (the “Nuveen Lenders”), also asserted that they were harmed and asserted crossclaims against the Participating Lenders for (i) breach of contract and (ii) violation of New York’s Uniform Voidable Transaction Act. On December 5, 2023, the trial court granted defendants’ motions to dismiss in part and denied them in part. The Plaintiffs and defendants appealed the courts’ motion to dismiss ruling to the intermediate New York State appellate court. On December 31, 2024, the intermediate New York State appellate court dismissed the entire case, including all claims against the Company.

On January 30, 2025, Plaintiffs filed a motion for leave to appeal the intermediate New York State appellate court’s ruling to the New York Court of Appeals. That motion was held in abeyance following Mitel’s filing of voluntary Chapter 11 bankruptcy petitions in the U.S. Bankruptcy Court for the Southern District of Texas. Plaintiffs and defendants memorialized settlement of the litigation in Mitel’s Chapter 11 plan of reorganization and related bankruptcy documentation. The effective date for Mitel’s plan of reorganization occurred on June 20, 2025. Pursuant to the settlement, the parties submitted both (i) a stipulated request for withdrawal of the Plaintiffs’ motion for leave to appeal to the New York Court of Appeals and (ii) a joint request to the trial court for the clerk to enter final judgment, dismissing with prejudice all claims and crossclaims. The request for withdrawal of the Plaintiffs’ motion for leave to appeal was granted by letter from the Court of Appeals dated September 9, 2025 and the trial court thereafter directed the clerk to enter judgment in the case. Final judgment was entered in favor of the Participating Lenders on all claims asserted by both the Plaintiffs and the Nuveen Lenders on May 4, 2026. The matter is now fully and finally resolved.

Management is not aware of any pending or threatened material litigation as of June 30, 2026 other than the matter disclosed above.

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

Critical Accounting Estimates

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, our significant accounting policies are further described in the notes to the consolidated financial statements. See "Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 2. Significant Accounting Policies" of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the three months ended June 30, 2026, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value most of our portfolio investments at fair value as determined by our Adviser, subject to the oversight of the Board. With respect to investments for which market quotations are not readily available, the Adviser typically utilizes independent third party valuation firms to assist us in determining fair value of such investments in good faith, based on procedures adopted by and subject to the oversight of the Board. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" as well as Notes 2 and 4 to our consolidated financial statements for the three and six months ended June 30, 2026, for more information relating to our investment valuation.

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

As of June 30, 2026, 96% of our debt portfolio investments bore interest at variable rates, which generally are SOFR based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Our SPV Financing Facilities generally bear interest at SOFR rates subject to certain interest rate floors. Our Unsecured Notes, which bear interest at fixed rates, are hedged by entering into fixed to floating interest rate swaps, in order to align the interest rates of our liabilities in our investment portfolio.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of June 30, 2026, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
(in millions)
Up 200 basis points	$246.3	$0.41
Up 150 basis points	184.8	0.30
Up 100 basis points	123.2	0.20
Up 50 basis points	61.6	0.10
Down 50 basis points	(61.5)	(0.10)
Down 100 basis points	(122.7)	(0.20)
Down 150 basis points	(183.8)	(0.30)
Down 200 basis points	(242.8)	(0.40)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

On March 14, 2023, certain First Lien and Second Lien holders of debt (the “Plaintiffs”) issued by Mitel (the “Company”) filed a complaint in New York State Court captioned Ocean Trails CLO VII et al v. MLN TopCo Ltd., et al, Index No. 651327/2023, against certain other First Lien and Second Lien debt holders (the “Participating Lenders”), as well as the Company, alleging, among other things, that the defendant lenders breached the terms of their lending agreements and the New York Uniform Voidable Transfer Act in connection with certain amendments to the relevant documents governing the debt. One subgroup of the lenders named as defendants that participated in the alleged breaches and consented to the amendments, which are managed by Nuveen Asset Management, LLC or Teachers Advisors, LLC (the “Nuveen Lenders”), also asserted that they were harmed and asserted crossclaims against the Participating Lenders for (i) breach of contract and (ii) violation of New York’s Uniform Voidable Transaction Act. On December 5, 2023, the trial court granted defendants’ motions to dismiss in part and denied them in part. The Plaintiffs and defendants appealed the courts’ motion to dismiss ruling to the intermediate New York State appellate court. On December 31, 2024, the intermediate New York State appellate court dismissed the entire case, including all claims against the Company.

On January 30, 2025, Plaintiffs filed a motion for leave to appeal the intermediate New York State appellate court’s ruling to the New York Court of Appeals. That motion was held in abeyance following Mitel’s filing of voluntary Chapter 11 bankruptcy petitions in the U.S. Bankruptcy Court for the Southern District of Texas. Plaintiffs and defendants memorialized settlement of the litigation in Mitel’s Chapter 11 plan of reorganization and related bankruptcy documentation. The effective date for Mitel’s plan of reorganization occurred on June 20, 2025. Pursuant to the settlement, the parties submitted both (i) a stipulated request for withdrawal of the Plaintiffs’ motion for leave to appeal to the New York Court of Appeals and (ii) a joint request to the trial court for the clerk to enter final judgment, dismissing with prejudice all claims and crossclaims. The request for withdrawal of the Plaintiffs’ motion for leave to appeal was granted by letter from the Court of Appeals dated September 9, 2025 and the trial court thereafter directed the clerk to enter judgment in the case. Final judgment was entered in favor of the Participating Lenders on all claims asserted by both the Plaintiffs and the Nuveen Lenders on May 4, 2026. The matter is now fully and finally resolved.

Management is not aware of any pending or threatened material litigation as of June 30, 2026 other than the matter disclosed above.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Refer to our Current Reports on Form 8-K filed with SEC on April 23, 2026, May 19, 2026, and June 22, 2026 for information about unregistered sales of our equity securities during the quarter.

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

Under the share repurchase program, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an "Early Repurchase Deduction"). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

The following table presents information with respect to the Company’s share repurchases during the six months ended June 30, 2026 (dollar amounts in thousands, except per share amounts):

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase plan
March 16, 2026	30,261,082	5.00%	$23.90	March 31, 2026	$722,586	—
June 15, 2026	30,224,152	5.00%	$23.83	June 30, 2026	$720,104	—

(1) Percentage is based on total shares as of the close of the previous calendar quarter.

(2) Amounts shown net of Early Repurchase Deduction.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2026, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 6. Exhibits

Exhibit Number	Description of Exhibits
3.1	Fifth Amended and Restated Declaration of Trust of the Registrant (1)
3.2	Third Amended and Restated Bylaws of the Registrant (2)
4.1

Registration Rights Agreement, dated as of May 7, 2026, relating to the Notes, by and among the Fund and Goldman Sachs & Co. LLC, ING Financial Markets LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC as the representatives of the Initial Purchasers. (3)

4.2	Seventh Supplemental Indenture, dated as of June 30, 2026, relating to the 6.350% Notes due 2033, by and between the Fund and U.S. Bank Trust Company, National Association, as trustee. (4)
4.3	Form of 6.350% Notes due 2033. (4)
4.4

Registration Rights Agreement, dated as of June 30, 2026, relating to the Notes, by and among Apollo Debt Solutions BDC and BNP Paribas Securities Corp., as the representative of the Initial Purchasers. (5)

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

* Filed herewith

__________________

(1)
Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K, filed on March 13, 2025.
(2)
Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, filed on March 14, 2024.
(3)
Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on May 7, 2026.
(4)
Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on June 30, 2026.
(5)
Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on June 30, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Earl Hunt Earl Hunt	Chairperson, Chief Executive Officer and Trustee (Principal Executive Officer)	August 10, 2026

/s/ Eric Rosenberg Eric Rosenberg	Chief Financial Officer (Principal Financial Officer)	August 10, 2026

/s/ Bryan Johnston	Chief Accounting Officer (Principal Accounting Officer)	August 10, 2026
Bryan Johnston