Form 10-Q
period 2026-09-30
Apollo Debt Solutions BDC
filed 2026-11-05
CIK 1837532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 5, 2026, there was no established public market for the Registrant’s common shares of beneficial interest ("Common Shares").

The number of shares of the Registrant’s Common Shares, $0.01 par value per share, outstanding as of November 5, 2026 was 120,059,424 Class S Common Shares, 1,778,766 Class D Common Shares and 449,912,084 Class I Common Shares. Common Shares outstanding exclude November 1, 2026 subscriptions since the issuance price is not yet finalized at this time.

APOLLO DEBT SOLUTIONS BDC

PART I. FINANCIAL INFORMATION

In this report, the terms the "Company," "ADS," "we," "us" or "our" refer to Apollo Debt Solutions BDC unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $25,791,227 and $24,414,425 at September 30, 2026 and December 31, 2025, respectively)	$25,544,551	$24,515,628
Cash and cash equivalents	1,054,940	498,557
Foreign currencies (cost — $31,419 and $47,510 at September 30, 2026 and December 31, 2025, respectively)	31,387	47,510
Receivable for investments sold	1,080,002	679,768
Interest receivable	210,122	143,715
Unrealized appreciation on foreign currency forward contracts	120,931	—
Other assets	143,576	12,362
Total Assets	$28,185,509	$25,897,540

Liabilities
Debt (net of deferred financing costs and unamortized original issue discount of $116,358 and $85,886 at September 30, 2026 and December 31, 2025, respectively)	$12,944,351	$9,485,967
Payable for investments purchased	515,045	593,548
Payable for share repurchases (Note 7)	698,321	688,665
Distributions payable	105,523	111,985
Interest payable	131,308	144,938
Management fees payable	14,637	16,434
Performance-based incentive fees payable	44,082	44,714
Accrued administrative services expense payable	1,210	1,015
Unrealized depreciation on foreign currency forward contracts	—	27,819
Other liabilities and accrued expenses	218,717	12,247
Total Liabilities	$14,673,194	$11,127,332
Commitments and contingencies (Note 8)
Total Net Assets	$13,512,315	$14,770,208

Net Assets
Common shares, $0.01 par value (568,261,073 and 605,221,633 shares issued and outstanding, respectively)	$5,683	$6,052
Capital in excess of par value	14,043,796	14,909,068
Accumulated distributed earnings (losses)	(537,164)	(144,912)
Total Net Assets	$13,512,315	$14,770,208

Net Asset Value Per Share
Class S Shares:
Net assets	$2,835,260	$2,893,219
Common shares outstanding ($0.01 par value, unlimited shares authorized)	119,236,982	118,552,219
Net asset value per share	$23.78	$24.40
Class D Shares:
Net assets	$41,030	$40,293
Common shares outstanding ($0.01 par value, unlimited shares authorized)	1,725,521	1,651,023
Net asset value per share	$23.78	$24.40
Class I Shares:
Net assets	$10,636,025	$11,836,696
Common shares outstanding ($0.01 par value, unlimited shares authorized)	447,298,570	485,018,391
Net asset value per share	$23.78	$24.40

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$573,171	$484,761	$1,665,912	$1,308,941
PIK interest income	19,894	13,743	56,487	28,254
Dividend income	3,399	1,631	10,874	5,060
Other income	11,731	1,429	28,432	8,605
Total Investment Income	$608,195	$501,564	$1,761,705	$1,350,860
Operating Expenses
Management fees	$44,623	$44,374	$137,192	$117,605
Performance-based incentive fees	44,082	40,383	131,479	109,692
Interest and other debt expenses	196,386	124,084	534,993	324,812
Offering costs	456	65	975	434
Trustees' fees	361	190	1,071	519
Shareholder servicing fees	6,191	5,865	18,559	15,969
Administrative service expenses	3,604	2,497	9,975	7,137
Other general and administrative expenses	10,286	7,481	26,210	15,954
Total Expenses	305,989	224,939	860,454	592,122
Net Investment Income	$302,206	$276,625	$901,251	$758,738
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(48,930)	$6,343	$(91,281)	$(22,437)
Derivative instruments	—	799	10,764	2,066
Foreign currency forward contracts	(24,368)	(25,213)	(36,639)	(235,278)
Foreign currency transactions	(12,781)	3,706	(1,097)	20,825
Net realized gains (losses)	(86,079)	(14,365)	(118,253)	(234,824)
Net change in unrealized gains (losses)
Non-controlled/non-affiliated investments	29,031	(28,423)	(347,859)	251,332
Derivative instruments	(990)	8,583	(14,225)	(6,885)
Foreign currency forward contracts	32,340	74,212	148,750	(27,248)
Foreign currency translations	6,619	(28,840)	9,494	(6,137)
Net unrealized gains (losses)	67,000	25,532	(203,840)	211,062
Net Realized and Change in Unrealized Gains (Losses)	$(19,079)	$11,167	$(322,093)	$(23,762)
Net Increase (Decrease) in Net Assets Resulting from Operations	$283,127	$287,792	$579,158	$734,976

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operations
Net investment income	$302,206	$276,625	$901,251	$758,738
Net realized gains (losses)	(86,079)	(14,365)	(118,253)	(234,824)
Net change in unrealized gains (losses)	67,000	25,532	(203,840)	211,062
Net Increase (Decrease) in Net Assets Resulting from Operations	$283,127	$287,792	$579,158	$734,976

Distributions to Shareholders
Class S	$(59,385)	$(60,960)	$(178,614)	$(167,224)
Class D	(910)	(817)	(2,558)	(2,103)
Class I	(254,392)	(276,591)	(790,239)	(732,400)
Net Decrease in Net Assets Resulting from Distributions to Shareholders	$(314,687)	$(338,368)	$(971,411)	$(901,727)

Capital Share Transactions
Class S:
Proceeds from shares sold	$34,929	$186,256	$190,950	$801,362
Share conversion	(7,151)	(2,738)	(13,142)	(10,068)
Repurchase of common shares, net of early repurchase deduction	(71,435)	(52,275)	(255,203)	(108,844)
Distributions reinvested	31,217	34,136	96,505	92,202
Class D:
Proceeds from shares sold	7	6,941	2,731	10,936
Share conversion	79	—	(1,748)	—
Repurchase of common shares, net of early repurchase deduction	(446)	—	(983)	(12)
Distributions reinvested	597	514	1,783	1,418
Class I:
Proceeds from shares sold	84,739	1,248,653	708,521	4,448,380
Share conversion	7,072	2,738	14,890	10,068
Repurchase of common shares, net of early repurchase deduction	(626,614)	(346,917)	(1,897,420)	(627,600)
Distributions reinvested	92,900	98,511	287,476	268,569
Net Increase (Decrease) from Capital Share Transactions	$(454,106)	$1,175,819	$(865,640)	$4,886,411

Net Assets
Total increase (decrease) in net assets during the period	(485,666)	1,125,243	(1,257,893)	4,719,660
Net Assets at beginning of period	13,997,981	13,140,913	14,770,208	9,546,496
Net Assets at End of Period	$13,512,315	$14,266,156	$13,512,315	$14,266,156

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands, except share and per share data)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net increase (decrease) in net assets resulting from operations	$579,158	$734,976
Net realized (gain) loss on investments	91,281	22,437
Net realized (gain) loss on derivatives	(10,764)	(2,066)
Net change in unrealized (gains) losses on investments	347,859	(251,332)
Net change in unrealized (gains) losses on derivatives	14,225	6,885
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(148,750)	27,248
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(9,494)	6,137
PIK interest capitalized	(55,424)	(26,242)
Net accretion of discount and amortization of premium	(46,645)	(30,917)
Amortization of deferred financing costs	18,935	11,051
Amortization of offering costs	975	434
Purchase of investments	(8,624,178)	(12,619,631)
Purchase of derivatives	(7,495)	—
Proceeds from sale of investments and principal repayments	7,267,020	4,978,735
Changes in operating assets and liabilities:
Interest receivable	(66,407)	(81,790)
Receivable for investments sold	(400,234)	(698,559)
Other assets	(131,214)	(266,152)
Payable for investments purchased	(78,503)	1,030,178
Management fees payable	(1,797)	4,822
Performance-based incentive fees payable	(632)	11,861
Accrued administrative services expense payable	195	663
Interest payable	(13,630)	(9,192)
Other liabilities and accrued expenses	199,739	(16,981)
Net Cash (Used in)/Provided by Operating Activities	$(1,075,780)	$(7,167,435)

Financing Activities
Issuances of debt	$6,166,908	$8,042,886
Payments of debt	(2,678,033)	(4,762,073)
Financing costs paid and deferred	(36,779)	(28,519)
Proceeds from issuance of common shares	902,202	5,260,678
Repurchased shares, net of early repurchase deduction paid	(2,143,950)	(399,788)
Distributions paid	(592,109)	(497,734)
Offering costs paid and deferred	(975)	(434)
Net Cash (Used in)/Provided by Financing Activities	$1,617,264	$7,615,016

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash and cash equivalents and foreign currencies during the period	$541,484	$447,581
Effect of foreign exchange rate changes on cash and cash equivalents	(1,224)	179
Cash, cash equivalents and foreign currencies at beginning of period	546,067	412,840
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$1,086,327	$860,600

Supplemental Disclosure and Non-Cash Information
Cash interest paid	$529,688	$322,953
Distributions payable	$105,523	$117,646
Reinvestment of distributions during the period	$385,764	$362,189
PIK income	$56,487	$28,254

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Aerospace & Defense
Accel International
Accel International Holdings, LLC	First Lien Secured Debt - Term Loan	S+425, 0.50% Floor	4/26/2032	$187,003	$186,236	$187,003	(4)(16)
	First Lien Secured Debt - Revolver	S+425, 0.50% Floor	4/26/2032	—	(128)	—	(4)(5)(12)(34)
					186,108	187,003
Acme Bidco, Inc.
Acme Bidco, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	8/31/2033	59,701	59,110	59,104	(4)(8)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	8/31/2033	—	(88)	(89)	(4)(5)(8)(12)(34)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	8/31/2033	—	(124)	(125)	(4)(5)(8)(12)(34)
					58,898	58,890
Avantus
Altitude US Buyer, LLC	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	9/2/2033	103,266	102,242	102,233	(4)(10)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	9/2/2033	—	(266)	(134)	(4)(5)(10)(12)(34)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	9/2/2033	—	(159)	(161)	(4)(5)(10)(12)(34)
					101,817	101,938
MRO Holdings
MRO Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	10/4/2032	317,696	316,852	320,873	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	10/4/2032	31,463	31,101	31,778	(4)(9)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	5/5/2032	30,000	29,312	30,000	(4)(9)(12)(17)(34)
					377,265	382,651
Transdigm
Transdigm Inc.	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	2/13/2033	14,925	14,917	14,952	(16)
Triumph
TITAN BW BORROWER L.P.	First Lien Secured Debt - Term Loan	S+225 Cash plus 2.44% PIK, 0.50% Floor	7/24/2032	203,134	201,453	203,246	(4)(10)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	7/24/2032	10,005	9,892	10,010	(4)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	7/24/2032	—	(280)	—	(4)(5)(12)(34)
					211,065	213,256
Vantor Holdings Inc
Vantor Holdings Inc.	First Lien Secured Debt - Term Loan	S+425, 0.00% Floor	3/3/2033	25,404	25,087	25,504	(17)
		Total Aerospace & Defense			$975,157	$984,194

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Air Freight & Logistics
Primeflight
PrimeFlight Acquisition, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	5/1/2029	$34,725	$34,437	$34,423	(4)(17)
	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	5/1/2029	9,875	9,804	9,875	(4)(17)
					44,241	44,298
WFC
Windrose Holdings III	First Lien Secured Debt - Term Loan	S+425, 0.00% Floor	7/27/2031	74,250	73,370	73,508	(4)(8)(17)
	First Lien Secured Debt - Delayed Draw	S+425, 0.00% Floor	7/27/2031	—	(137)	(69)	(4)(5)(8)(10)(34)
					73,233	73,439
		Total Air Freight & Logistics			$117,474	$117,737
Automobile Components
Clarience Technologies
Truck-Lite Co., LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	2/13/2032	$193,029	$192,363	$192,218	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	2/13/2032	24,380	23,928	24,130	(4)(12)(17)(34)
	First Lien Secured Debt - Delayed Draw	S+575, 0.75% Floor	2/13/2032	—	(157)	(116)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	2/13/2031	—	(30)	(86)	(4)(5)(12)(34)
					216,104	216,146
Mavis Tire Express Services
Mavis Tire Express Services TopCo, L.P.	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	5/6/2033	256,099	252,728	253,993	(18)
		Total Automobile Components			$468,832	$470,139
Banks
Creative Planning
CPI Holdco B, LLC	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	5/17/2031	$8,023	$8,019	$8,006	(16)
Singular Bank
Pluto Holdco Limited	First Lien Secured Debt - Term Loan	6.15% PIK	12/5/2026	€14,456	15,724	16,345	(3)(4)(8)(9)(10)(21)
		Total Banks			$23,743	$24,351
Beverages
Sazerac
Sazerac Co Inc	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	7/9/2032	$29,725	$29,591	$29,712	(16)
		Total Beverages			$29,591	$29,712

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Building Products
American Bath
CP Atlas Buyer, Inc.	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	7/8/2030	$71,342	$68,485	$58,875	(16)
Chamberlain Group
Chariot Buyer LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	9/8/2032	53,387	53,180	53,309	(16)
Emerson Climate Technologies
Emerson Climate Technologies, Inc.	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	5/31/2030	3,117	3,112	3,120	(16)
EMRLD Borrower LP	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	8/4/2031	6,184	6,192	6,188	(17)
					9,304	9,308
Leaf Home
LHS Borrower LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	9/4/2031	242,138	239,022	230,539	(4)(16)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	9/4/2031	5,231	4,980	4,028	(4)(11)(12)(16)(34)
					244,002	234,567
PrimeSource
Park River Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	3/15/2031	44,852	44,625	44,758	(17)
Quikrete
Quikrete Holdings, Inc.	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	2/10/2032	91,440	91,339	91,465	(16)
	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	4/14/2031	4,937	4,937	4,941	(16)
					96,276	96,406
RF Fager
R.F. Fager Company, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	3/4/2030	2,379	2,345	2,330	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	3/4/2030	976	962	954	(4)(9)(12)(16)(18)(34)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	3/4/2030	495	487	483	(4)(9)(12)(16)(18)(24)(34)
					3,794	3,767
US LBM
LBM Acquisition, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/6/2031	13,860	13,397	10,341	(16)
	First Lien Secured Debt - Term Loan	S+385, 0.75% Floor	6/6/2031	6,334	5,066	4,488	(16)
	First Lien Secured Debt - Corporate Bond	9.50%	6/15/2031	5,723	4,987	4,195
					23,450	19,024

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Visual Comfort & Co
Visual Comfort & Co	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	9/24/2031	64,710	64,386	64,738	(17)
		Total Building Products			$607,502	$584,752
Capital Markets
Edelman Financial Services
The Edelman Financial Center, LLC	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	12/1/2031	$10,000	$9,905	$10,013	(16)
Rialto
Rialto Management Group, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/5/2030	57,689	57,284	57,689	(4)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/5/2030	—	(16)	—	(4)(5)(12)(34)
					57,268	57,689
Russell
Russell Investments US Institutional Holdco Inc	First Lien Secured Debt - Term Loan	S+500 Cash plus 0.75% PIK, 2.00% Floor	12/29/2032	122,175	120,500	127,062	(4)(17)
	First Lien Secured Debt - Revolver	S+500, 2.00% Floor	12/29/2032	—	(133)	—	(4)(5)(12)(34)
					120,367	127,062
True Potential
Kane Bidco Limited	First Lien Secured Debt - Corporate Bond	SONIA+500, 0.00% Floor	3/21/2030	£61,000	77,946	80,877	(3)(4)(8)(9)(19)
		Total Capital Markets			$265,486	$275,641
Chemicals
Custom Ingredients
Custom Ingredients, LLC	First Lien Secured Debt - Term Loan	S+475, 0.00% Floor	7/16/2032	$33,710	$33,382	$33,373	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.00% Floor	7/16/2032	—	(37)	(38)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+475, 0.00% Floor	7/16/2032	—	(83)	(86)	(4)(5)(12)(34)
					33,262	33,249
Heubach
Heubach Holdings USA LLC	First Lien Secured Debt - Term Loan	11.00%	1/3/2029	485	485	243	(4)(8)(17)(33)
SK Neptune Husky Group Sarl	First Lien Secured Debt - Term Loan	10.75%	1/3/2029	9,588	9,371	—	(4)(8)(17)(33)
					9,856	243

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
RMC
Rochester Midland Corporation	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	8/1/2029	12,361	12,218	12,197	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	8/1/2029	19,210	18,994	18,913	(4)(9)(12)(16)(34)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	8/1/2029	1,393	1,354	1,347	(4)(9)(12)(16)(34)
					32,566	32,457
Rochester Midland Corporation
RMC Topco LLC	Common Equity - Equity Unit	N/A	N/A	100 Units	100	152	(4)
Solenis
Olympus Water US Holding Corporation	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	11/3/2032	18,707	18,665	18,762	(17)
	First Lien Secured Debt - Corporate Bond	6.75%	8/1/2032	5,000	4,849	4,714
Solenis Holding Limited	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	6/20/2031	30,615	30,276	30,684	(17)
					53,790	54,160
Vantage Specialty Chemicals
Vantage Specialty Chemicals Holdings, Inc.	First Lien Secured Debt - Term Loan	S+400 Cash plus 2.75% PIK, 1.00% Floor	8/29/2029	56,784	55,732	52,350	(4)(10)(17)
	First Lien Secured Debt - Revolver	S+625, 1.00% Floor	2/28/2029	1,538	1,453	1,161	(4)(12)(16)(17)(34)
					57,185	53,511
Vita Global
Vita Global FinCo Limited	First Lien Secured Debt - Term Loan	11.73%	6/8/2029	£20,863	28,169	11,908	(3)(4)(8)(10)(19)(33)
		Total Chemicals			$214,928	$185,680
Commercial Services & Supplies
Allied Universal
Allied Universal Holdco LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	8/20/2032	$47,445	$47,438	$47,574	(16)
Best Trash
Bingo Group Buyer, Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	7/10/2031	20,224	20,037	20,224	(4)(9)(16)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	7/10/2031	6,936	6,853	6,936	(4)(9)(12)(16)(17)(34)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	7/10/2031	58	41	58	(4)(9)(12)(17)(34)
					26,931	27,218

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Champions Group
LIDO Purchaser, Inc	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	4/4/2033	106,556	106,049	106,023	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	4/4/2033	—	(71)	(152)	(4)(5)(12)(34)
					105,978	105,871
Convergint
DG Investment Intermediate Holdings 2, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	7/9/2032	20,137	20,050	20,187	(16)
CoreTrust
Coretrust Purchasing Group LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	10/1/2029	42,781	42,267	42,563	(4)(16)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	10/1/2029	—	(62)	(24)	(4)(5)(12)(34)
					42,205	42,539
Encore
AVSC Holding Corp.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/5/2031	199,314	196,146	198,993	(4)(16)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/5/2029	8,574	8,294	8,539	(4)(12)(16)(34)
					204,440	207,532
Galaxy Service Partners
GSP Midco LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	10/17/2031	24,750	24,751	24,482	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	10/17/2031	18,875	18,672	18,606	(4)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	10/17/2031	—	—	(11)	(4)(5)(34)
					43,423	43,077
HKA
Mount Olympus Bidco Limited	First Lien Secured Debt - Term Loan	S+525, 0.50% Floor	8/9/2029	13,705	13,513	13,508	(4)(8)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 0.50% Floor	8/9/2029	4,760	4,715	4,691	(4)(8)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+600, 0.50% Floor	8/9/2029	918	896	889	(4)(8)(9)(12)(17)(34)
					19,124	19,088
Ironclad
Mersino, Inc.	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	3/31/2029	2,946	2,918	2,918	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	3/31/2029	—	(4)	(5)	(4)(5)(9)(12)(34)
					2,914	2,913

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Public Partnerships
PPL Equity LP	Preferred Equity - Preferred Stocks	N/A	N/A	50,000 Shares	50	50	(4)(9)
	Common Equity - Equity Unit	N/A	N/A	50,000 Units	—	27	(4)(9)
					50	77
PureStar
AMCP Clean Acqusition Company, LLC	First Lien Secured Debt - Term Loan	S+425, 0.50% Floor	6/15/2030	145,465	144,598	144,738	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+425, 0.50% Floor	6/15/2030	101,159	100,544	100,653	(9)(17)
					245,142	245,391
Pye-Barker
Pye-Barker Fire & Safety LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	12/16/2032	13,017	12,994	13,052	(17)
	First Lien Secured Debt - Delayed Draw	S+250, 0.00% Floor	12/16/2032	305	312	306	(12)(17)(34)
					13,306	13,358
R.R. Donnelley
R. R. Donnelley & Sons Company	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	8/8/2029	167,402	164,316	165,989	(4)(9)(16)
Resource Innovations
North Haven RI Buyer, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	3/29/2030	20,262	19,987	20,220	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	3/29/2030	3,154	3,073	3,136	(4)(9)(12)(17)(34)
	First Lien Secured Debt - Revolver	P+375, 1.00% Floor	3/29/2030	950	920	946	(4)(9)(12)(24)(34)
					23,980	24,302
Reworld Holding Corporation
Reworld Holding Corporation	First Lien Secured Debt - Term Loan	S+225, 0.50% Floor	1/15/2031	9,925	9,907	9,930	(16)
Service Logic
Saber Parent Holdings Corp	First Lien Secured Debt - Term Loan	S+250 Cash plus 2.25% PIK, 0.00% Floor	12/16/2032	170,881	170,120	170,010	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+250 Cash plus 2.25% PIK, 0.00% Floor	12/16/2032	21,137	20,987	20,900	(4)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+450, 0.00% Floor	12/16/2032	—	(103)	—	(4)(5)(12)(34)
					191,004	190,910
Smith System
Smith Topco, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/6/2029	16,473	16,272	16,246	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/6/2029	—	(20)	(23)	(4)(5)(9)(12)(34)
					16,252	16,223

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Stamps.com
Auctane, Inc.	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	6/1/2033	70,590	69,544	69,531	(4)(9)(17)
SumUp
SumUp Holdings Luxembourg S.a.r.l.	First Lien Secured Debt - Delayed Draw	E+600, 1.50% Floor	5/23/2031	€40,000	43,004	44,850	(3)(4)(8)(10)(21)
United Site Services
PECF USS Intermediate Holding III Corporation	First Lien Secured Debt - Term Loan	S+750 Cash plus 2.75% PIK, 2.00% Floor	3/3/2033	6,433	6,124	5,971	(9)(17)
	Common Equity - Stock	N/A	N/A	1,447,277 Shares	10,493	8,409	(4)(9)(35)
					16,617	14,380
Unitex
Ultra Bidco, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	8/31/2033	73,117	72,393	72,386	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	8/31/2033	—	(23)	(23)	(4)(5)(34)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	8/31/2033	—	(91)	(93)	(4)(5)(12)(34)
					72,279	72,270
USA DeBusk
USA DeBusk LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	4/30/2031	15,737	15,573	15,311	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	4/30/2031	3,104	3,077	3,020	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	4/30/2030	2,251	2,228	2,188	(4)(9)(12)(17)(34)
					20,878	20,519
USG Buyer, LLC
USG Buyer, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	6/1/2032	55,172	54,645	54,762	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	6/1/2032	—	(111)	(175)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	6/1/2032	—	(189)	(148)	(4)(5)(12)(34)
					54,345	54,439
Whiskey Borrower, LLC
Whiskey Borrower, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	8/12/2033	61,000	60,399	60,390	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	8/12/2033	—	(172)	(175)	(4)(5)(34)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	8/12/2033	355	159	155	(4)(12)(16)(34)
					60,386	60,370
		Total Commercial Services & Supplies			$1,513,513	$1,518,538

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Communications Equipment
MCA
Mobile Communications America, Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	10/16/2029	$8,192	$8,074	$7,923	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	10/16/2029	3,002	2,965	2,807	(4)(9)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	10/16/2029	109	91	64	(4)(9)(12)(17)(34)
					11,130	10,794
Mitel Networks
Mitel Networks	Common Equity - Stock	N/A	N/A	733,019 Shares	3,465	202	(8)
MLN US Holdco LLC	First Lien Secured Debt - Term Loan	S+200 Cash plus 6.00% PIK, 1.00% Floor	6/20/2030	7,009	6,200	3,153	(8)(16)
					9,665	3,355
		Total Communications Equipment			$20,795	$14,149
Construction & Engineering
American Restoration
American Restoration Holdings, LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	7/24/2030	$12,322	$12,158	$9,618	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+510, 1.00% Floor	7/24/2030	9,258	9,205	5,329	(4)(9)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+510, 1.00% Floor	7/24/2030	2,268	2,244	1,770	(4)(9)(17)(34)
					23,607	16,717
ASC Engineered Solutions
Fire Flow Intermediate Corporation	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	7/10/2031	192,570	191,201	188,603	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	7/10/2031	19,797	19,553	19,087	(4)(12)(16)(34)
Tailwind Fire Flow Investor, LP	Common Equity - Membership Interest	N/A	N/A	100 Units	101	101	(4)
					210,855	207,791
Dynagrid
Megavolt Borrower, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	2/13/2032	18,516	18,213	18,390	(4)(17)
GSI
Geotechnical Merger Sub, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	10/15/2031	67,411	66,888	66,898	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	10/15/2031	14,668	14,520	14,478	(4)(9)(12)(17)(18)(34)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/15/2031	2,185	2,115	2,113	(4)(9)(12)(17)(34)
					83,523	83,489

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Resurge Buyer LLC
Resurge Buyer LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	9/30/2033	5,085	5,072	5,064	(16)
	First Lien Secured Debt - Delayed Draw	S+250, 0.00% Floor	9/30/2033	—	(2)	(4)	(5)(34)
					5,070	5,060
Traffic Management Solutions
Traffic Management Solutions, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/26/2030	12,450	12,316	12,381	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/26/2030	871	858	858	(4)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/26/2030	—	(38)	(22)	(4)(5)(12)(34)
					13,136	13,217
Trench Plate Rental Co.
Trench Plate Rental Co.	First Lien Secured Debt - Term Loan	S+560, 1.00% Floor	12/4/2028	43,523	43,331	43,122	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+560, 1.00% Floor	12/4/2028	4,000	3,974	3,958	(4)(9)(12)(17)(34)
Trench Safety Solutions Holdings, LLC	Common Equity - Equity Unit	N/A	N/A	331 Units	50	32	(4)(9)
					47,355	47,112
		Total Construction & Engineering			$401,759	$391,776
Construction Materials
MITER Brands Acquisition Holdco Inc
MITER Brands Acquisition Holdco Inc	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	3/28/2031	$13,080	$12,855	$12,823	(16)
Volunteer Materials
Volunteer AcquisitionCo, LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	9/1/2029	5,040	4,968	4,905	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+650, 1.00% Floor	9/1/2029	371	366	361	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	9/1/2029	455	445	434	(4)(9)(12)(17)(34)
					5,779	5,700
		Total Construction Materials			$18,634	$18,523
Consumer Staples Distribution & Retail
Actus Nutrition
Nourish Buyer I Inc	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	7/9/2032	$66,665	$65,301	$67,166	(16)
ASDA
Bellis Acquisition Company PLC	First Lien Secured Debt - Term Loan	SONIA+603, 0.00% Floor	10/22/2029	£116,903	141,810	153,028	(3)(4)(8)(9)(19)
	First Lien Secured Debt - Term Loan	E+400, 0.00% Floor	5/14/2031	€5,000	5,307	5,500	(3)(8)(9)(22)
					147,117	158,528

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Cenavera
PROJECT CARDINAL ACQUISITION, LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	10/1/2032	21,053	20,868	20,843	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+100, 0.75% Floor	10/1/2032	—	(18)	(42)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	10/1/2032	—	(41)	(47)	(4)(5)(12)(34)
					20,809	20,754
Golden Hippo
Altern Marketing, LLC	First Lien Secured Debt - Term Loan	S+425, 2.00% Floor	2/5/2031	10,805	10,661	10,723	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+425, 2.00% Floor	2/5/2031	—	(53)	(36)	(4)(5)(9)(12)(34)
Golden Hippo Pet, LLC	First Lien Secured Debt - Term Loan	S+425, 2.00% Floor	2/5/2031	122,325	120,698	121,211	(4)(9)(16)
	First Lien Secured Debt - Term Loan	S+475, 2.00% Floor	2/5/2031	22,370	22,058	22,111	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+425, 2.00% Floor	2/5/2031	—	(80)	(54)	(4)(5)(9)(12)(34)
					153,284	153,955
KeHE Distributors
KeHE Distributors LLC / KeHE Finance Corp / NextWave Distribution Inc	First Lien Secured Debt - Corporate Bond	7.00%	8/15/2034	12,000	11,912	11,610
	First Lien Secured Debt - Corporate Bond	7.13%	4/30/2033	5,000	5,008	4,884
					16,920	16,494
L.A. Specialty Produce Co., LLC
L.A. Specialty Produce Co., LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	4/1/2033	43,028	42,621	42,718	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	4/1/2033	—	(54)	(84)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	4/1/2033	—	(93)	(72)	(4)(5)(12)(34)
					42,474	42,562
Protein for Pets
Protein For Pets Opco, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	9/20/2030	44,264	43,663	43,746	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	9/20/2030	—	(59)	(53)	(4)(5)(9)(12)(34)
					43,604	43,693
Rise Baking
Viking Baked Goods Acquisition Corporation	First Lien Secured Debt - Term Loan	S+500, 0.00% Floor	11/4/2031	157,200	155,388	157,200	(4)(9)(17)
	First Lien Secured Debt - Corporate Bond	8.63%	11/1/2031	9,500	9,458	9,267	(9)
					164,846	166,467
		Total Consumer Staples Distribution & Retail			$654,355	$669,619

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Containers & Packaging
Berry Global
Vybond Buyer, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	2/3/2032	$20,540	$20,290	$20,429	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	2/3/2032	—	(40)	(38)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	2/3/2032	—	(81)	(36)	(4)(5)(12)(34)
					20,169	20,355
PROAMPAC PG BORROWER LLC
ProAmpac PG Borrower LLC	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	3/7/2033	19,950	19,719	19,939	(17)
Tekni-Plex
Trident TPI Holdings, Inc.	First Lien Secured Debt - Term Loan	S+375, 0.50% Floor	9/15/2028	90,900	89,800	88,504	(17)
TricorBraun Holdings, Inc.
TricorBraun Holdings, Inc.	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	3/3/2031	17,736	17,025	17,008	(16)
Truvant
NPPI Buyer, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	8/20/2029	25,274	25,035	25,036	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	8/20/2029	3,592	3,565	3,540	(4)(9)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	8/20/2029	—	—	(35)	(4)(5)(9)(12)(34)
					28,600	28,541
		Total Containers & Packaging			$175,313	$174,347
Distributors
SupplyHouse
SupplyHouse LLC	First Lien Secured Debt - Term Loan	S+400, 0.50% Floor	7/1/2032	$59,400	$59,143	$59,400	(4)(17)
	First Lien Secured Debt - Revolver	S+400, 0.00% Floor	7/1/2032	—	(82)	—	(4)(5)(11)(12)(34)
		Total Distributors			$59,061	$59,400
Diversified Consumer Services
Accelerate Learning
Eagle Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+150 Cash plus 5.75% PIK, 1.00% Floor	3/22/2030	$24,957	$24,584	$22,653	(4)(9)(10)(17)
	First Lien Secured Debt - Revolver	S+150 Cash plus 5.75% PIK, 1.00% Floor	3/22/2029	4,251	4,184	3,955	(4)(9)(17)(34)
					28,768	26,608
Busy Bees
Eagle Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+450, 0.00% Floor	2/29/2032	£107,900	144,110	142,344	(3)(8)(10)(19)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (36)	Fair Value (1)(37)
Excelligence
Excelligence Learning Corporation	First Lien Secured Debt - Term Loan	S+575, 1.00% Floor	1/18/2030		83,302	82,229	74,089	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+575, 1.00% Floor	1/18/2030		3,255	3,100	1,755	(4)(9)(12)(17)(34)
						85,329	75,844
Funecap
Altair Funecap Italia	First Lien Secured Debt - Corporate Bond	E+600, 0.00% Floor	11/13/2032		€10,272	11,735	11,516	(3)(4)(8)(10)(21)
Funecap Holding	First Lien Secured Debt - Term Loan	E+600, 0.00% Floor	11/13/2032		€68,684	78,448	77,003	(3)(4)(8)(10)(21)
	First Lien Secured Debt - Delayed Draw	E+600, 0.00% Floor	11/13/2032		€13,667	15,332	15,107	(3)(4)(8)(10)(12)(21)(34)
						105,515	103,626
Gateway Services
Gateway US Holdings, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/22/2028		83,905	83,600	83,207	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	9/22/2028		7,863	7,788	7,740	(4)(12)(16)(34)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	9/22/2028		—	(8)	(22)	(4)(5)(12)(34)
						91,380	90,925
Greencross
Vermont Aus Pty Ltd	First Lien Secured Debt - Term Loan	BBSW+450, 0.00% Floor	3/23/2028	A$	323,510	217,634	224,661	(3)(4)(8)(9)(25)
ISP
International Schools Partnership Limited	First Lien Secured Debt - Term Loan	E+450, 0.00% Floor	7/6/2031		€49,843	53,274	56,304	(3)(4)(8)(10)(21)
	First Lien Secured Debt - Delayed Draw	E+450, 0.00% Floor	7/6/2031		€69,861	76,518	78,801	(3)(4)(8)(10)(12)(21)(34)
						129,792	135,105
Legacy Service Partners
Legacy Service Partners, LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	11/10/2031		98,663	98,617	98,663	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	11/10/2031		423	442	423	(4)(12)(17)(34)
						99,059	99,086
Legacy.com
Lotus Topco Inc.	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	6/7/2030		25,113	24,856	24,915	(4)(17)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	6/7/2030		—	(22)	(19)	(4)(5)(12)(34)
						24,834	24,896

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Legends
Legends Hospitality Holding Company, LLC	First Lien Secured Debt - Term Loan	S+275 Cash plus 2.75% PIK, 0.75% Floor	8/22/2031	101,670	100,086	101,121	(4)(9)(10)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/22/2031	5,699	5,623	5,669	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/22/2030	2,882	2,727	2,825	(4)(9)(12)(16)(34)
					108,436	109,615
Mariani
CI	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	3/27/2030	23,420	23,157	23,249	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	3/27/2030	7,357	7,284	7,284	(4)(9)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	3/27/2030	405	378	387	(4)(9)(12)(17)(34)
					30,819	30,920
QA Group
Ichnaea UK Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+600, 0.00% Floor	10/5/2029	£31,000	37,014	40,777	(3)(4)(8)(9)(19)
Reliable Doors
Reliable Doors, LLC	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	10/4/2028	6,123	6,067	6,092	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	10/4/2028	2,469	2,445	2,454	(4)(9)(16)(34)
	First Lien Secured Debt - Revolver	S+625, 1.00% Floor	10/4/2028	—	(5)	(3)	(4)(5)(9)(12)(34)
					8,507	8,543
Rocket Youth
Rocket Youth Brands Holdco LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	6/20/2031	42,636	42,268	42,018	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	6/20/2031	3,892	3,866	2,848	(4)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	6/20/2031	—	(6)	(19)	(4)(5)(12)(34)
					46,128	44,847
SAVATREE
CI	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/6/2031	18,411	18,263	18,197	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	6/6/2031	—	(38)	(100)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	6/6/2031	265	237	239	(4)(12)(17)(34)
					18,462	18,336

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
SCP WQS BUYER, LLC
SCP WQS BUYER, LLC	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	6/30/2033	24,518	24,518	24,336	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	6/30/2033	554	551	445	(4)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+500, 0.50% Floor	6/30/2033	—	—	(22)	(4)(5)(12)(34)
					25,069	24,759
SERVPRO
One Silver Serve, LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	12/18/2028	20,729	20,576	20,526	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+510, 1.00% Floor	12/18/2028	11,975	11,808	11,796	(4)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+510, 1.00% Floor	12/18/2028	4,516	4,493	4,469	(4)(12)(17)(34)
					36,877	36,791
Village Pet Care
Village Pet Care, LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	9/22/2029	909	899	881	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+650, 1.00% Floor	9/22/2029	764	741	651	(4)(9)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+650, 1.00% Floor	9/22/2029	365	360	351	(4)(9)(12)(17)(34)
					2,000	1,883
		Total Diversified Consumer Services			$1,239,733	$1,239,566
Diversified REITs
Apterra Project Ram Microsoft DC
QTS Project Ram	First Lien Secured Debt - Mortgage Loan (DD)	S+225, 0.00% Floor	5/29/2028	$36,768	$36,438	$36,476	(4)(12)(16)(34)
		Total Diversified REITs			$36,438	$36,476
Diversified Telecommunication Services
Altice USA
CSC Holdings, LLC	First Lien Secured Debt - Term Loan	8.50%	4/15/2027	$62,468	$61,800	$32,015	(8)(24)(33)
	First Lien Secured Debt - Revolver	6.24%	7/13/2027	76,504	73,776	35,018	(4)(8)(12)(17)(33)(34)
	Unsecured Debt - Corporate Bond	11.75%	1/31/2029	4,273	3,296	1,976	(8)(33)
	Unsecured Debt - Corporate Bond	11.25%	5/15/2028	1,551	1,309	743	(8)(33)
					140,181	69,752
LEVEL 3 FINANCING INC
Level 3 Financing, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	3/29/2032	24,159	24,111	24,166	(8)(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Uniti Group Inc.
Windstream Services, LLC	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	10/6/2032	79,575	78,945	79,824	(8)(16)
		Total Diversified Telecommunication Services			$243,237	$173,742
Electric Utilities
GridTek
BGIF IV Fearless Utility Services, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	6/9/2031	$132,688	$131,719	$130,857	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	6/9/2031	38,853	38,355	38,317	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.50% Floor	6/9/2031	—	—	(677)	(4)(5)(9)(12)(34)
	First Lien Secured Debt - Revolver	S+500, 0.50% Floor	6/7/2030	5,887	5,740	5,562	(4)(9)(11)(12)(16)(34)
					175,814	174,059
Pathfinder Power LLC
Pathfinder Power LLC	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	6/22/2033	24,737	24,685	24,737	(16)
Talen Energy
Talen Energy Supply, LLC	First Lien Secured Debt - Term Loan	S+150, 0.00% Floor	11/25/2032	7,537	7,503	7,467	(8)(17)
		Total Electric Utilities			$208,002	$206,263
Electrical Equipment
ABB Robotics
Tulip Holdco DE LLC	First Lien Secured Debt - Term Loan	S+425, 0.00% Floor	8/4/2033	$8,500	$8,373	$8,516	(8)(16)
International Wire Group
IW Buyer LLC	First Lien Secured Debt - Term Loan	S+510, 1.00% Floor	6/28/2029	22,705	22,462	22,705	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+510, 1.00% Floor	6/28/2029	—	(44)	—	(4)(5)(9)(12)(34)
					22,418	22,705
		Total Electrical Equipment			$30,791	$31,221
Electronic Equipment, Instruments & Components
365 Retail Markets
365RM Holdco, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	5/6/2033	$46,093	$45,652	$45,766	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	5/6/2033	—	(28)	(43)	(4)(5)(34)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	5/6/2033	—	(95)	(71)	(4)(5)(12)(34)
					45,529	45,652

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
CompoSecure Holdings LLC
CompoSecure Holdings LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	1/14/2033	6,983	6,975	6,977	(8)(17)
Creation Technologies Inc.
Creation Technologies Inc.	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	9/4/2033	64,000	63,365	63,360	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 0.00% Floor	9/4/2033	—	(89)	(90)	(4)(5)(34)
	First Lien Secured Debt - Revolver	S+525, 0.00% Floor	9/4/2031	1,080	903	900	(4)(12)(17)(34)
					64,179	64,170
DwyerOmega
Amber Acquisitionco LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	7/25/2033	24,043	23,986	24,063	(17)
	First Lien Secured Debt - Delayed Draw	S+250, 0.00% Floor	7/25/2033	—	(2)	—	(5)(34)
					23,984	24,063
Summit
Pinnacle Buyer LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	10/1/2032	14,187	14,156	14,251	(17)
		Total Electronic Equipment, Instruments & Components			$154,823	$155,113
Energy Equipment & Services
Aggreko Holdings Inc (Albion Financing 3 S.a.r.l.)
Aggreko Holdings Inc	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	5/21/2031	$6,947	$6,947	$6,977	(8)(17)
Camin Cargo
Camin Cargo Control Holdings, Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	12/7/2029	30,671	30,256	29,012	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+550, 1.00% Floor	12/7/2029	3,226	3,194	3,052	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	12/7/2029	3,714	3,650	3,454	(4)(9)(12)(17)(24)(34)
					37,100	35,518
		Total Energy Equipment & Services			$44,047	$42,495
Entertainment
Jagex
Janus Bidco Limited	First Lien Secured Debt - Term Loan	S+550, 0.00% Floor	4/25/2031	$58,067	$57,007	$57,523	(4)(8)(9)(10)(17)
	First Lien Secured Debt - Delayed Draw	SONIA+550, 0.00% Floor	4/25/2031	£—	—	(186)	(3)(4)(5)(8)(9)(10)(12)(34)
					57,007	57,337

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (36)	Fair Value (1)(37)
Mari
Mari Events Midco LLC	First Lien Secured Debt - Term Loan	S+400, 1.00% Floor	10/1/2032		316,837	312,932	313,668	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+400, 1.00% Floor	10/1/2032		41,513	40,779	40,959	(4)(17)(34)
Mari Miami II LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	10/1/2032		64,661	64,239	64,176	(4)(17)
						417,950	418,803
Nottingham Forest Football Club
Nottingham Forest Football Club Limited	First Lien Secured Debt - Term Loan	8.75%	12/27/2027		£15,625	19,577	20,551	(3)(4)(8)(10)
TKO
January Capital Holdco, LLC	First Lien Secured Debt - Term Loan	6.86% PIK	9/13/2029		57,790	57,072	57,790	(4)(8)(17)
		Total Entertainment				$551,606	$554,481
Financial Services
AffiniPay
Eclipse Buyer, Inc.	First Lien Secured Debt - Term Loan	S+425, 0.50% Floor	9/8/2031		$11,369	$11,275	$11,255	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	9/8/2031		—	—	(19)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	9/8/2031		—	(8)	(10)	(4)(5)(12)(34)
Eclipse Topco, Inc.	Preferred Equity - Cumulative Preferred	12.50% PIK	N/A		5,218,133 Units	5,143	5,114	(4)
						16,410	16,340
Alkeme
Alkeme Intermediary Holdings LLC	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	5/28/2027		34,474	34,345	34,182	(4)(12)(16)(17)(34)
Cerity Partners
Cerity Partners Equity Holding LLC	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	7/28/2031		20,550	20,374	20,168	(4)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	7/28/2031		2,403	2,381	2,369	(4)(12)(16)(34)
						22,755	22,537
CFC Group
CFC USA 2025 LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	7/1/2032		15,793	15,421	15,293	(8)(10)(17)
FE Fundinfo
Tulip Bidco Limited	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	1/15/2030		€63,106	72,601	70,750	(3)(4)(8)(10)(21)
	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	1/15/2030		£49,299	66,315	64,710	(3)(4)(8)(10)(19)
	First Lien Secured Debt - Term Loan	BBSW+525, 0.00% Floor	1/15/2030	A$	22,895	16,166	15,740	(3)(4)(8)(10)(25)
	First Lien Secured Debt - Term Loan	SARON+525, 0.00% Floor	1/15/2030	₣	9,385	11,540	11,117	(3)(4)(8)(10)(31)
	First Lien Secured Debt - Delayed Draw	SONIA+525, 0.00% Floor	1/15/2030		£—	—	(265)	(3)(4)(5)(8)(10)(12)(34)
						166,622	162,052

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
GC Waves
GC Waves Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	10/4/2030	62,416	62,359	61,648	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	10/4/2030	46,328	46,078	45,475	(4)(9)(16)(34)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	10/4/2030	—	(2)	(34)	(4)(5)(9)(34)
					108,435	107,089
Hargreaves Lansdown
Harp Finco Limited	First Lien Secured Debt - Term Loan	SONIA+500, 0.00% Floor	3/27/2032	£134,986	171,904	178,971	(3)(4)(8)(10)(19)
Interpath
Pathfinder Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+500, 0.00% Floor	4/8/2033	£62,182	83,002	81,397	(3)(4)(8)(10)(19)
	First Lien Secured Debt - Delayed Draw	SONIA+500, 0.00% Floor	4/8/2033	£—	(132)	(233)	(3)(4)(5)(8)(10)(12)(34)
					82,870	81,164
ISIO
Madonna Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+500, 0.00% Floor	10/27/2031	£23,819	30,419	31,335	(3)(4)(8)(9)(10)(19)
	First Lien Secured Debt - Delayed Draw	SONIA+500, 0.00% Floor	10/27/2031	£4,861	6,243	6,395	(3)(4)(8)(9)(10)(19)
					36,662	37,730
Nexity
Evoriel	First Lien Secured Debt - Term Loan	E+500, 0.00% Floor	4/2/2031	€43,574	46,273	49,133	(3)(4)(8)(9)(10)(21)
	First Lien Secured Debt - Delayed Draw	E+525, 0.00% Floor	4/2/2031	€22,409	23,938	25,268	(3)(4)(8)(9)(10)(22)
					70,211	74,401
Ocorian
Orthrus Ltd	First Lien Secured Debt - Term Loan	S+625 Cash plus 2.75% PIK, 1.00% Floor	12/5/2031	50,809	49,894	50,257	(4)(8)(9)(10)(17)
	First Lien Secured Debt - Term Loan	SONIA+625 Cash plus 2.75% PIK, 0.00% Floor	12/5/2031	£18,800	23,761	24,704	(3)(4)(8)(9)(10)(19)
	First Lien Secured Debt - Term Loan	E+625 Cash plus 2.75% PIK, 0.00% Floor	12/5/2031	€16,800	17,660	18,837	(3)(4)(8)(9)(10)(21)
	First Lien Secured Debt - Delayed Draw	SONIA+625, 0.00% Floor	12/5/2031	£—	—	(44)	(3)(4)(5)(8)(9)(10)(12)(34)
					91,315	93,754
OG Crimson Parent Inc
OG Crimson Parent Inc	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	10/7/2033	5,211	5,198	5,212	(16)
	First Lien Secured Debt - Delayed Draw	S+275, 0.00% Floor	10/7/2033	—	(2)	—	(5)(12)(34)
					5,196	5,212

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Paymentsense
Hurricane Cleanco Limited	First Lien Secured Debt - Term Loan	SONIA+625 Cash plus 6.25% PIK, 1.00% Floor	11/21/2029	£55,808	67,579	70,893	(3)(4)(8)(9)(19)
PIB
Paisley Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+350 Cash plus 2.00% PIK, 0.00% Floor	5/7/2031	£85,119	106,066	102,382	(3)(4)(8)(9)(10)(19)
	First Lien Secured Debt - Term Loan	E+350 Cash plus 2.00% PIK, 0.00% Floor	5/7/2031	€29,236	31,332	29,944	(3)(4)(8)(9)(10)(21)
	First Lien Secured Debt - Delayed Draw	E+350 Cash plus 2.00% PIK, 0.00% Floor	5/7/2031	€40,018	45,506	41,113	(3)(4)(8)(9)(10)(21)
	First Lien Secured Debt - Delayed Draw	SONIA+350 Cash plus 2.00% PIK, 0.00% Floor	5/7/2031	£1,996	2,430	1,397	(3)(4)(8)(9)(10)(12)(19)(34)
					185,334	174,836
PMA
PMA Parent Holdings, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	1/31/2031	13,978	13,869	13,862	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	1/31/2031	—	(7)	(8)	(4)(5)(9)(12)(34)
					13,862	13,854
Stretto
Stretto, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	10/13/2028	118,125	116,986	115,803	(4)(9)(17)
Strongpoint
Howardsimon LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	12/13/2030	20,806	20,717	20,256	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	12/13/2030	75,618	75,397	72,566	(4)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	12/13/2030	—	(22)	(265)	(4)(5)(12)(34)
					96,092	92,557
Title Resource Group
RE Closing Buyer Corp.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	9/27/2031	130,824	128,752	128,469	(4)(8)(9)(17)
VEPF VII
VEPF VII Holdings, L.P.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	2/28/2028	19,340	19,312	19,340	(4)(8)(17)
Wealth Enhancement Group
Wealth Enhancement Group, LLC	First Lien Secured Debt - Delayed Draw	S+425, 1.00% Floor	10/2/2028	2,584	2,583	2,437	(4)(12)(16)(17)(34)
WHP Global
WH Borrower, LLC	First Lien Secured Debt - Term Loan	S+425, 0.50% Floor	2/20/2032	76,714	76,204	77,148	(17)
		Total Financial Services			$1,528,850	$1,524,062

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Food Products
BCPE NORTH STAR US HOLDC
BCPE North Star US Holdco 2, Inc.	First Lien Secured Debt - Term Loan	S+425, 0.00% Floor	10/6/2033	$18,333	$18,083	$18,198	(16)
Lyons Magnus
TL Lotus Holdings, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	7/19/2032	100,625	99,646	99,619	(4)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	7/19/2032	—	(193)	(200)	(4)(5)(12)(34)
					99,453	99,419
Nutpods
Green Grass Foods, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	12/26/2029	3,647	3,602	3,582	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+525, 0.00% Floor	12/26/2029	438	424	415	(4)(9)(12)(17)(34)
Nutpods Holdings, Inc.	Common Equity - Stock	N/A	N/A	125 Shares	125	99	(4)(9)
					4,151	4,096
Patriot Pickle
Patriot Foods Buyer, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	12/24/2029	6,403	6,325	6,338	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	12/24/2029	820	806	795	(4)(9)(12)(18)(34)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	12/24/2029	—	(10)	(9)	(4)(5)(9)(12)(34)
					7,121	7,124
Tate & Lyle
Primary Products Finance LLC	First Lien Secured Debt - Term Loan	S+325, 0.50% Floor	4/1/2029	6,434	6,331	6,435	(17)
		Total Food Products			$135,139	$135,272
Ground Transportation
Boasso
Channelside AcquisitionCo, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	6/30/2028	$39,225	$38,741	$37,365	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	3/31/2028	—	(1)	(186)	(4)(5)(9)(12)(34)
					38,740	37,179
ECS Group
Quito	First Lien Secured Debt - Term Loan	E+500, 0.00% Floor	1/22/2033	€68,508	78,997	77,387	(3)(4)(8)(10)(21)
	First Lien Secured Debt - Delayed Draw	E+500, 0.00% Floor	1/22/2033	€4,110	4,578	4,601	(3)(4)(8)(10)(12)(21)(34)
					83,575	81,988

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (36)	Fair Value (1)(37)
First Student
First Student Bidco Inc.	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	8/15/2030		7,925	7,923	7,927	(17)
Olympus Terminals
Olympus Terminals Holdco II LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	12/17/2030		36,603	36,050	36,309	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	12/17/2030		—	(85)	(96)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	12/17/2030		—	(145)	(77)	(4)(5)(12)(34)
						35,820	36,136
		Total Ground Transportation				$166,058	$163,230
Health Care Equipment & Supplies
Corpuls
Heartbeat BidCo GmbH	First Lien Secured Debt - Term Loan	E+643, 0.50% Floor	6/28/2030		€20,000	$21,565	$22,529	(3)(4)(8)(9)(21)
	First Lien Secured Debt - Delayed Draw	E+550, 0.50% Floor	6/28/2030		€2,162	2,463	2,415	(3)(4)(8)(9)(10)(12)(21)(34)
						24,028	24,944
Resonetics
Resonetics, LLC	First Lien Secured Debt - Term Loan	S+275, 0.75% Floor	6/18/2031		9,801	9,762	9,718	(17)
Vantive
Spruce Bidco II Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	1/30/2032		115,397	113,986	114,993	(4)(9)(17)
	First Lien Secured Debt - Term Loan	C+475, 0.75% Floor	1/30/2032	C$	20,891	14,225	14,674	(3)(4)(9)(28)
	First Lien Secured Debt - Term Loan	T+500, 0.75% Floor	1/30/2032		¥2,233,650	14,410	14,167	(3)(4)(9)(29)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	1/30/2032		7,315	7,009	7,231	(4)(9)(12)(17)(18)(34)
						149,630	151,065
Zeus
Zeus Company LLC	First Lien Secured Debt - Term Loan	S+540, 0.75% Floor	2/28/2031		53,639	53,098	48,549	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+540, 0.75% Floor	2/28/2031		4,958	4,921	4,488	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+540, 0.75% Floor	2/28/2030		1,257	1,191	541	(4)(9)(12)(17)(34)
						59,210	53,578
		Total Health Care Equipment & Supplies				$242,630	$239,305

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (36)	Fair Value (1)(37)
Health Care Providers & Services
Affordable Care
New Aci Buyer LLC	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	6/29/2031		$801	$801	$753	(4)(17)
New Aci Intermediate I LLC	First Lien Secured Debt - Corporate Bond	10.00%	6/28/2032		732	732	568	(4)(33)
	Common Equity - Stock	N/A	N/A		3,443 Shares	972	527	(4)(35)
						2,505	1,848
All Star Healthcare
All Star Recruiting Locums, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	5/1/2030		9,474	9,346	9,407	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	5/1/2030		1,717	1,678	1,688	(4)(9)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	5/1/2030		196	180	186	(4)(9)(12)(17)(34)
						11,204	11,281
Allied Benefit Systems
Allied Benefit Systems Intermediate LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	10/31/2030		157,848	156,744	156,506	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	10/31/2030		—	(20)	(81)	(4)(5)(9)(12)(34)
						156,724	156,425
CorroHealth
Coding Solutions Acquisition Inc	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	8/7/2031		43,209	42,679	41,692	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/7/2031		—	(76)	(233)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/7/2031		—	(37)	(121)	(4)(5)(12)(34)
						42,566	41,338
Dental Corp
Aryeh Bidco Investment Ltd.	First Lien Secured Debt - Term Loan	C+500, 0.75% Floor	1/14/2033	C$	99,924	71,307	69,616	(3)(4)(8)(28)
	First Lien Secured Debt - Delayed Draw	C+500, 0.75% Floor	1/14/2033	C$	8,770	6,229	6,081	(3)(4)(8)(12)(28)(34)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	1/14/2033		2,658	2,658	2,637	(4)(8)(17)
	First Lien Secured Debt - Revolver	C+500, 0.75% Floor	1/14/2033	C$	1,595	1,071	1,053	(3)(4)(8)(12)(28)(34)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	1/14/2033		—	—	(8)	(4)(5)(8)(12)(34)
						81,265	79,379

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Eating Recovery Center
ERC Topco Holdings, LLC	First Lien Secured Debt - Term Loan	10.57%	3/29/2030	11,901	31,136	1,231	(4)(17)(33)
	First Lien Secured Debt - Revolver	9.56%	3/29/2030	1,814	3,618	1,739	(4)(17)(33)(34)
	Common Equity - Stock	N/A	N/A	5,066 Shares	—	—	(4)(35)
					34,754	2,970
EmpiRx Health
EmpiRx Health LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	8/6/2029	19,850	19,695	19,749	(4)(16)
ExactCare
ExactCare Parent, Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	11/5/2029	39,559	38,919	39,559	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	11/5/2029	—	(64)	—	(4)(5)(9)(12)(34)
					38,855	39,559
ExamWorks
Electron BidCo Inc.	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	2/6/2033	28,190	28,200	28,291	(16)
Exemplar Healthcare
EHC Holdings Holdco Limited	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	9/30/2031	£36,604	48,159	48,531	(3)(4)(8)(10)(19)
	First Lien Secured Debt - Delayed Draw	SONIA+525, 0.00% Floor	9/30/2031	£1,830	2,170	2,427	(3)(4)(8)(10)(12)(19)(34)
					50,329	50,958
Hanger
Hanger, Inc.	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	10/23/2031	25,307	25,227	25,427	(16)
	First Lien Secured Debt - Delayed Draw	S+350, 0.00% Floor	10/23/2031	2,318	2,306	2,329	(12)(16)(34)
					27,533	27,756
MyDentist
SPARKLE BIDCO LIMITED	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	10/14/2032	£87,479	115,050	114,465	(3)(4)(8)(10)(19)
	First Lien Secured Debt - Delayed Draw	SONIA+525, 0.00% Floor	10/14/2032	£10,129	13,210	13,030	(3)(4)(8)(10)(12)(19)(34)
					128,260	127,495
Omega Healthcare
OMH-Healthedge Holdings, Inc.	First Lien Secured Debt - Term Loan	S+425, 1.00% Floor	4/1/2030	247,258	246,734	242,401	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+450, 1.00% Floor	4/1/2030	—	(91)	(750)	(4)(5)(9)(12)(34)
					246,643	241,651

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
One Call Medical
One Call Corporation	First Lien Secured Debt - Term Loan	S+575, 0.50% Floor	9/10/2030	307,621	303,739	306,175	(4)(17)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	9/10/2030	—	(236)	(83)	(4)(5)(12)(34)
					303,503	306,092
Opseo
Opseo Holding B.V.	First Lien Secured Debt - Term Loan	E+490, 0.00% Floor	1/21/2033	€248,408	286,305	278,215	(3)(4)(8)(9)(10)(21)
	First Lien Secured Debt - Delayed Draw	E+490, 0.00% Floor	1/21/2033	€—	(316)	(497)	(3)(4)(5)(8)(9)(10)(12)(34)
	First Lien Secured Debt - Revolver	E+490, 0.00% Floor	10/21/2032	€—	(88)	(70)	(3)(4)(5)(8)(9)(10)(12)(34)
					285,901	277,648
Practice Plus Group
Practice Plus Group Bidco Limited / Practice Plus Group Holdings Limited	First Lien Secured Debt - Term Loan	SONIA+600, 0.50% Floor	11/19/2029	£11,111	13,300	14,497	(3)(4)(8)(9)(10)(19)
Puma Buyer LLC
Puma Buyer LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	9/24/2033	8,000	7,980	8,010	(16)
Radiology Partners
Radiology Partners, Inc.	First Lien Secured Debt - Term Loan	P+350, 0.00% Floor	6/30/2032	26,730	26,557	26,628	(24)
Rarebreed
Rarebreed Veterinary Partners, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	4/18/2030	14,776	14,583	14,568	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	4/18/2030	35,709	35,464	35,206	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	4/18/2030	—	(70)	(82)	(4)(5)(9)(12)(34)
					49,977	49,692
Smile Brands
Smile Brands Inc.	First Lien Secured Debt - Term Loan	9.83%	7/12/2029	7,939	7,295	6,246	(4)(18)(33)
Southern Veterinary Partners
Southern Veterinary Partners, LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	12/4/2031	32,076	31,999	32,076	(16)(17)(18)
Team Select
TS Investors, LLC	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	5/4/2029	16,607	16,417	16,495	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	5/4/2029	5,779	5,732	5,740	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	5/4/2029	—	(18)	(12)	(4)(5)(9)(12)(34)
					22,131	22,223

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Tivity Health, Inc.
Tivity Health, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/28/2029	110,445	109,690	110,445	(4)(16)
US Fertility
US Fertility Enterprises, LLC	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	12/30/2032	17,419	17,443	17,478	(9)(17)
		Total Health Care Providers & Services			$1,744,309	$1,699,735
Health Care Technology
Advarra
Advarra Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	9/15/2031	$215,512	$214,507	$214,117	(4)(9)(16)
CNSI
Acentra Holdings, LLC	First Lien Secured Debt - Term Loan	S+525, 0.50% Floor	12/17/2029	53,157	52,337	53,018	(4)(9)(17)
	First Lien Secured Debt - Term Loan	S+575, 0.50% Floor	12/17/2029	2,883	2,848	2,883	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 0.50% Floor	12/17/2029	2,213	2,192	2,194	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+550, 0.50% Floor	12/17/2029	—	(66)	—	(4)(5)(9)(12)(34)
	First Lien Secured Debt - Revolver	S+525, 0.50% Floor	12/17/2029	—	(30)	(27)	(4)(5)(9)(12)(34)
					57,281	58,068
Datavant
CT Technologies Intermediate Holdings	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/2/2031	173,980	172,504	169,265	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	9/2/2031	22,103	21,888	21,167	(4)(16)(34)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	8/30/2031	—	—	(207)	(4)(5)(34)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	9/2/2031	—	(120)	(268)	(4)(5)(12)(34)
					194,272	189,957
DXC
Wisdom Purchaser, LLC	First Lien Secured Debt - Term Loan	S+425, 0.50% Floor	7/24/2032	40,434	40,257	40,030	(4)(17)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	7/24/2032	—	(18)	(42)	(4)(5)(12)(34)
					40,239	39,988
Gainwell
Gainwell Acquisition Corp.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	8/19/2031	106,467	104,500	107,199	(16)
	First Lien Secured Debt - Corporate Bond	9.00%	9/1/2031	36,402	36,402	37,191
					140,902	144,390

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (36)	Fair Value (1)(37)
MRO Parent
MRO Parent Corporation	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	6/9/2032		25,300	24,976	25,300	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	6/9/2032		2,222	2,167	2,222	(4)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	6/9/2032		—	(20)	—	(4)(5)(12)(34)
						27,123	27,522
Novotech
Novotech SG Holdings Pte. Ltd./ Novotech Aus Bidco Pty Ltd/Novotech Holdings USA LLC	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	6/27/2031		42,857	42,457	41,999	(4)(8)(9)(18)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	6/27/2031		1,857	1,795	1,714	(4)(8)(9)(12)(18)(34)
						44,252	43,713
Suvoda
Goldeneye Parent, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	3/31/2032		87,123	86,774	86,052	(4)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	3/31/2032		—	(50)	(157)	(4)(5)(12)(34)
						86,724	85,895
		Total Health Care Technology				$805,300	$803,650
Hotels, Restaurants & Leisure
AVC
Aardvark Bidco Pty LTD / Barrel Bidco Pty LTD	First Lien Secured Debt - Term Loan	BBSW+425, 0.00% Floor	11/24/2030	A$	60,000	$42,063	$41,470	(3)(4)(8)(10)(26)
	First Lien Secured Debt - Delayed Draw	BBSW+425, 0.00% Floor	11/24/2030	A$	1,622	1,043	1,073	(3)(4)(8)(10)(12)(26)(34)
						43,106	42,543
Crunch Fitness
Crunch Holdings, LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	9/26/2031		174,898	174,889	176,647	(4)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	9/26/2031		—	(94)	—	(4)(5)(12)(34)
						174,795	176,647
Delivery Hero
Delivery Hero Finco Germany GmbH	First Lien Secured Debt - Term Loan	K+500, 0.50% Floor	12/12/2029	₩	194,831,194	139,569	145,688	(3)(8)(9)(20)
Delivery Hero Finco LLC	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	6/30/2032		210,490	205,654	213,779	(8)(9)(10)(17)
	First Lien Secured Debt - Term Loan	S+350, 0.50% Floor	12/12/2029		5,305	5,305	5,329	(8)(9)(17)
Delivery Hero SE	Unsecured Debt - Convertible Bond	3.25%	2/21/2030		€6,000	6,897	6,793	(3)(8)(9)
						357,425	371,589

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Endeavor
Endeavor Operating Co LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	3/24/2032	39,375	39,388	39,558	(16)
	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	3/24/2028	13,542	13,544	13,520	(4)(16)
					52,932	53,078
FLYNN RESTAURANT GROUP
Flynn Restaurant Group LP	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	1/28/2032	21,840	21,500	20,602	(16)
Intralot Capital Luxembourg SA
Intralot Capital Luxembourg SA	First Lien Secured Debt - Term Loan	SONIA+550, 0.00% Floor	9/18/2031	£86,000	113,418	112,064	(3)(4)(8)(10)(19)
Invited
Invited, Inc.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	6/9/2032	47,764	47,307	47,592	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	6/9/2032	—	(15)	(12)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	6/9/2032	—	(46)	(18)	(4)(5)(12)(34)
					47,246	47,562
JOA
Joker Holdco 3 S.a r.l.	First Lien Secured Debt - Term Loan	E+600, 0.00% Floor	4/19/2031	€126,725	133,123	142,807	(3)(4)(8)(9)(10)(22)
OpenBet
OB Global Openbet Holdings 2 LLC	First Lien Secured Debt - Term Loan	S+600, 1.50% Floor	9/24/2029	62,125	61,578	61,783	(4)(17)
PARS
PARS Group LLC	First Lien Secured Debt - Term Loan	S+685, 1.50% Floor	4/3/2028	8,534	8,491	6,484	(4)(9)(16)
Scientific Games Lottery
Scientific Games Holdings LP	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	4/4/2029	62,680	61,443	55,532	(17)
Sky Zone
CircusTrix Holdings LLC	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	7/18/2028	15,502	15,339	14,627	(4)(9)(10)(17)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	7/18/2028	810	803	765	(4)(9)(17)(34)
					16,142	15,392
Soho House & Co Inc.
Soho House & Co Inc.	Common Equity - Stock	N/A	N/A	406,312 Shares	3,657	4,063	(4)(8)(35)
Soho House Bond Limited	First Lien Secured Debt - Corporate Bond	5.38% Cash plus 5.38% PIK	1/29/2032	87,021	86,244	85,446	(4)(8)
Soho House Holdings Limited	Unsecured Debt - Corporate Bond	12.50% PIK	1/29/2033	15,561	15,333	15,329	(4)(8)
					105,234	104,838

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Sports Invest
Sports Invest Holdings Ltd.	First Lien Secured Debt - Term Loan	10.25%	10/3/2029	£55,000	70,635	70,477	(3)(4)(8)(10)
Walter's Wedding
WH BorrowerCo, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	8/2/2030	20,238	20,026	19,414	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	8/2/2030	8,930	8,841	8,567	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	8/2/2030	1,049	1,004	865	(4)(9)(12)(17)(34)
					29,871	28,846
		Total Hotels, Restaurants & Leisure			$1,296,939	$1,310,244
Household Durables
HOV
K Hovnanian Enterprises Inc	First Lien Secured Debt - Revolver	S+450, 3.00% Floor	6/30/2028	$—	$(4,816)	$(5,850)	(4)(5)(9)(12)(34)
Polywood
Poly-Wood, LLC	First Lien Secured Debt - Term Loan	S+488, 1.00% Floor	3/20/2030	152,487	150,517	151,831	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+488, 1.00% Floor	3/20/2030	—	(305)	(99)	(4)(5)(9)(12)(34)
					150,212	151,732
Restoration Hardware
Restoration Hardware, Inc.	First Lien Secured Debt - Term Loan	S+261, 0.50% Floor	10/20/2028	25,859	25,396	25,209	(8)(16)
	First Lien Secured Debt - Term Loan	S+335, 0.50% Floor	10/20/2028	2,406	2,358	2,377	(8)(16)
					27,754	27,586
Weber-Stephen Products
Weber-Stephen Products LLC	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	10/1/2032	41,591	41,289	41,464	(17)
		Total Household Durables			$214,439	$214,932
Household Products
Ergotron
Ergotron Acquisition, LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	7/6/2028	$8,756	$8,695	$8,728	(4)(16)
Ergotron Investments, LLC	Common Equity - Equity Unit	N/A	N/A	500 Units	50	53	(4)
					8,745	8,781

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Tranzonic
TZ Buyer LLC	First Lien Secured Debt - Term Loan	S+610, 0.75% Floor	8/14/2028	42,635	42,070	41,437	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+610, 0.75% Floor	8/14/2028	53,102	52,612	51,610	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+585, 0.75% Floor	8/14/2028	1,706	1,682	1,658	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+610, 0.75% Floor	8/14/2028	406	401	389	(4)(9)(12)(16)(34)
TZ Parent LLC	Common Equity - Equity Unit	N/A	N/A	50 Units	50	77	(4)(9)
					96,815	95,171
		Total Household Products			$105,560	$103,952
Independent Power & Renewable Electricity Producers
Cogentrix
Cogentrix Finance Holdco I LLC	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	2/26/2032	$11,826	$11,838	$11,830	(16)
Esdec
Esdec Solar Group B.V.	First Lien Secured Debt - Term Loan	9.59%	8/31/2030	€37,616	38,144	34,019	(3)(4)(8)(9)(21)(33)
	First Lien Secured Debt - Term Loan	9.33%	8/31/2030	425	373	339	(4)(8)(9)(17)(33)
					38,517	34,358
Rhaegal Holdco BV
Rhaegal Holdco BV	First Lien Secured Debt - Term Loan	12.00%	8/31/2029	€26,638	3,918	3,620	(3)(4)(8)
	First Lien Secured Debt - Term Loan	12.00%	8/31/2029	304	40	37	(4)(8)
					3,958	3,657
		Total Independent Power & Renewable Electricity Producers			$54,313	$49,845
Industrial Conglomerates
Fortis Fire
Fortis Fire & Safety Holdings LP	Common Equity - Equity Unit	N/A	N/A	9 Units	$90	$174	(4)(9)
		Total Industrial Conglomerates			$90	$174
Insurance
Acrisure
Acrisure LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	6/21/2032	$4,938	$4,927	$3,843	(16)
Alliant
Alliant Holdings Intermediate, LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	9/19/2031	4,962	4,941	4,936	(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Galway
Galway Borrower LLC	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	9/29/2028	13,307	13,255	13,163	(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	9/29/2028	766	761	757	(4)(9)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	9/29/2028	190	184	184	(4)(9)(12)(17)(34)
					14,200	14,104
Higginbotham
HIG Intermediate, Inc.	Preferred Equity - Cumulative Preferred	N/A	N/A	50,000 Units	49	50	(4)
Higginbotham Insurance Agency, Inc.	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	6/11/2031	111,957	111,771	111,397	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 1.00% Floor	6/11/2031	16,266	16,140	16,080	(4)(12)(16)(34)
					127,960	127,527
Hilb Group
Thg Acquisition, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	10/31/2031	88,579	87,888	86,985	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	10/31/2031	16,931	16,792	16,573	(4)(9)(12)(16)(34)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/31/2031	3,838	3,764	3,657	(4)(9)(12)(16)(34)
					108,444	107,215
Howden Group
HIG Finance 2 Limited	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	4/18/2030	4,496	4,387	4,343	(8)(16)
Hyperion Refinance Sarl	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	2/15/2031	39,273	38,884	37,895	(8)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	2/15/2031	220,000	217,705	219,516	(4)(8)(10)(16)
					260,976	261,754
ISC
IRIS Specialty Acquisition LLC	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	11/20/2032	214,754	213,783	212,564	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	11/20/2032	3,258	3,171	2,888	(4)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	11/20/2032	7,239	7,098	6,914	(4)(11)(12)(16)(17)(34)
					224,052	222,366
Keystone
Koala Investment Holdings, Inc.	First Lien Secured Debt - Term Loan	S+425, 0.75% Floor	8/29/2032	93,926	93,100	93,154	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+425, 0.75% Floor	8/29/2032	7,465	7,356	7,316	(4)(12)(16)(34)
	First Lien Secured Debt - Revolver	S+425, 0.75% Floor	8/29/2032	—	(69)	(66)	(4)(5)(12)(34)
					100,387	100,404

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Patriot Growth Insurance Services
Patriot Growth Insurance Services, LLC	First Lien Secured Debt - Term Loan	S+515, 0.75% Floor	10/16/2028	31,245	31,245	30,255	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	10/16/2028	5,908	5,879	5,721	(4)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	10/16/2028	—	—	(73)	(4)(5)(12)(34)
					37,124	35,903
Safe-Guard
SG Acquisition, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	4/3/2030	85,299	84,500	84,814	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	4/3/2030	—	(34)	(30)	(4)(5)(9)(12)(34)
					84,466	84,784
Truist
Truist Insurance Holdings, LLC	First Lien Secured Debt - Revolver	S+325, 0.00% Floor	5/6/2029	—	(298)	(164)	(4)(5)(12)(34)
		Total Insurance			$967,179	$962,672
Interactive Media & Services
Adevinta
Aurelia Netherlands BV	First Lien Secured Debt - Term Loan	E+475, 0.00% Floor	5/29/2031	€212,000	$232,476	$239,135	(3)(4)(8)(9)(10)(21)
Electronic Arts
OAK-Eagle Acquireco Inc	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	8/4/2029	30,078	30,121	30,153	(16)
		Total Interactive Media & Services			$262,597	$269,288
IT Services
Astek
FINANCIERE ASTEK	First Lien Secured Debt - Term Loan	E+650, 0.00% Floor	4/25/2031	€44,188	$46,473	$50,041	(3)(4)(8)(9)(10)(21)
	First Lien Secured Debt - Delayed Draw	E+650, 0.00% Floor	4/25/2031	€18,145	19,082	20,548	(3)(4)(8)(9)(10)(12)(21)(34)
					65,555	70,589
Avenu Insights
ACP Avenu Buyer, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	10/2/2029	14,476	14,321	14,005	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	10/2/2029	2,638	2,598	2,552	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	10/2/2029	—	(32)	(310)	(4)(5)(9)(12)(34)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	10/2/2029	1,364	1,315	1,166	(4)(9)(12)(17)(34)
					18,202	17,413

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
CoreWeave Financing DDTL V LLC
CoreWeave Financing DDTL V LLC	First Lien Secured Debt - Delayed Draw	S+450, 0.00% Floor	11/6/2031	4,668	4,670	4,708	(8)(16)
CoreWeave Financing DDTL V-V LLC
CoreWeave Financing DDTL V-V LLC	First Lien Secured Debt - Delayed Draw	S+550, 0.00% Floor	9/1/2031	13,004	12,535	13,115	(8)(12)(16)(34)
GrayMatter
Genius Bidco LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	5/1/2030	4,535	4,475	4,493	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	5/1/2030	1,688	1,667	1,673	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	5/1/2030	—	(14)	(11)	(4)(5)(9)(12)(34)
	Common Equity - Equity Unit	N/A	N/A	773 Units	77	165	(4)(9)
					6,205	6,320
Vensure
Vensure Employer Services, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	9/29/2031	150,284	149,218	148,030	(4)(9)(16)(17)
Version 1
Investment Company 24 Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+465, 0.00% Floor	7/11/2029	£1,184	1,379	1,565	(3)(4)(8)(9)(19)
	First Lien Secured Debt - Term Loan	E+465, 0.00% Floor	7/11/2029	€166	156	187	(3)(4)(8)(9)(21)
	First Lien Secured Debt - Delayed Draw	SONIA+465, 0.00% Floor	7/11/2029	£164	191	216	(3)(4)(8)(9)(19)
	First Lien Secured Debt - Delayed Draw	E+465, 0.00% Floor	7/11/2029	€84	83	94	(3)(4)(8)(9)(10)(12)(21)(22)(34)
					1,809	2,062
VikingCloud
Bullcave Limited	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	8/6/2030	20,632	20,415	20,417	(4)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/6/2030	2,895	2,855	2,854	(4)(12)(17)(34)
					23,270	23,271
		Total IT Services			$281,464	$285,508
Leisure Products
Bowlero
Kingpin Intermediate Holdings LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	9/22/2032	$20,042	$18,789	$15,833	(8)(17)
	First Lien Secured Debt - Corporate Bond	7.25%	10/15/2032	15,683	14,856	11,351	(8)
					33,645	27,184

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Peloton
Peloton Interactive, Inc.	First Lien Secured Debt - Term Loan	S+550, 0.00% Floor	5/30/2029	80,958	80,696	81,262	(8)(16)
		Total Leisure Products			$114,341	$108,446
Life Sciences Tools & Services
Cambrex
Cambrex Corp.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	3/5/2032	$115,642	$114,737	$116,186	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	3/5/2032	17,304	17,166	17,385	(4)(16)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	3/5/2032	3,923	3,803	3,923	(4)(12)(16)(24)(34)
					135,706	137,494
Curia
Curia Global, Inc.	First Lien Secured Debt - Term Loan	10.01% PIK	12/6/2029	217,186	214,673	148,359	(4)(17)
	First Lien Secured Debt - Term Loan	12.20% PIK	12/6/2029	20,743	20,282	20,706	(4)(17)
	First Lien Secured Debt - Term Loan	11.90% PIK	12/6/2029	3,268	3,191	3,262	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+625, 1.00% Floor	12/6/2029	4,233	4,233	4,212	(4)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+425, 0.00% Floor	9/6/2029	—	(8,220)	(4,845)	(4)(5)(12)(34)
Curia Receivables II SPV, LLC	First Lien Secured Debt - Revolver	S+625, 1.00% Floor	1/29/2029	4,482	4,482	4,467	(4)(16)(34)
					238,641	176,161
Parexel
Parexel International Corporation	First Lien Secured Debt - Term Loan	S+250, 0.50% Floor	12/12/2031	37,931	37,854	37,996	(16)
		Total Life Sciences Tools & Services			$412,201	$351,651
Machinery
Alliance Laundry Systems
Alliance Laundry Systems LLC	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	8/19/2031	$7,923	$7,908	$7,930	(16)(17)
Carlisle Fluid Technologies
LSF12 Donnelly Bidco, LLC	First Lien Secured Debt - Term Loan	S+650, 1.00% Floor	10/2/2029	14,550	14,340	14,331	(4)(9)(16)
Circor
Cube Industrials Buyer, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	10/17/2031	24,134	24,095	24,209	(9)(17)
Duravant
Engineered Machinery Holdings, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	11/26/2032	19,900	19,815	19,955	(17)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Fosber
Foresight Italy Bidco S.P.A.	First Lien Secured Debt - Corporate Bond	E+500, 0.00% Floor	4/7/2033	€50,017	57,443	56,216	(3)(4)(8)(10)(22)
Foresight US Bidco, Inc	First Lien Secured Debt - Revolver	E+500, 0.00% Floor	3/23/2033	€—	(191)	(148)	(3)(4)(5)(8)(10)(12)(34)
	First Lien Secured Debt - Corporate Bond	S+500, 0.00% Floor	4/7/2033	54,695	54,176	54,285	(4)(8)(10)(18)
					111,428	110,353
Ideal Tridon
Ideal Components Acquisition, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/30/2032	29,624	29,238	29,526	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	6/30/2032	—	(34)	(18)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	6/30/2032	550	493	536	(4)(12)(16)(34)
					29,697	30,044
Industrial Service Solutions WC, Inc.
Industrial Service Solutions WC, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	2/6/2033	59,481	58,929	59,357	(4)(17)
	First Lien Secured Debt - Revolver	S+350, 0.75% Floor	2/6/2033	6,333	6,151	6,292	(4)(18)(24)(34)
					65,080	65,649
Milacron
IOTA HOLDINGS 3	First Lien Secured Debt - Term Loan	S+475, 0.00% Floor	3/31/2032	24,428	24,123	24,232	(4)(17)
	First Lien Secured Debt - Revolver	S+475, 0.00% Floor	3/31/2032	2,269	2,170	2,199	(4)(12)(17)(34)
					26,293	26,431
NEFCO
NFO Orange Buyer, LLC	First Lien Secured Debt - Term Loan	S+425, 0.75% Floor	1/13/2033	68,740	68,414	68,740	(4)(18)
	First Lien Secured Debt - Delayed Draw	S+325, 0.75% Floor	1/13/2033	—	(33)	—	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	P+325, 0.75% Floor	1/13/2033	3,535	3,491	3,535	(4)(12)(24)(34)
					71,872	72,275
Novaria
Zenith AcquisitionCo, LLC	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	1/13/2033	70,534	70,209	70,936	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	1/13/2033	1,618	1,535	1,627	(4)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	1/13/2033	—	(62)	—	(4)(5)(12)(34)
					71,682	72,563
ProMach
Pro Mach Group, Inc.	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	10/15/2032	33,395	33,330	33,468	(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
United Flow Technologies
Uft Buyer LLC	First Lien Secured Debt - Term Loan	S+213 Cash plus 2.63% PIK, 0.50% Floor	12/6/2032	66,985	66,386	66,985	(4)(17)
	First Lien Secured Debt - Term Loan	S+213 Cash plus 2.63% PIK, 0.50% Floor	12/6/2032	24,095	23,878	24,095	(4)(16)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	12/6/2032	12,786	12,418	12,786	(4)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/6/2032	—	(80)	—	(4)(5)(12)(34)
					102,602	103,866
		Total Machinery			$578,142	$581,074
Media
Accelerate360
McClatchy Media Company, LLC	First Lien Secured Debt - Term Loan	S+576, 1.00% Floor	2/11/2028	$72,544	$72,539	$71,766	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+576, 1.00% Floor	2/11/2028	21,871	21,871	21,376	(4)(9)(12)(17)(34)
					94,410	93,142
Astound Broadband
Radiate Holdco, LLC	First Lien Secured Debt - Term Loan	S+361 Cash plus 1.50% PIK, 0.75% Floor	9/25/2029	27,517	22,506	24,335	(16)
	First Lien Secured Debt - Term Loan	S+400, 1.00% Floor	6/26/2029	204	201	205	(16)
	First Lien Secured Debt - Delayed Draw	S+400, 1.00% Floor	6/26/2029	204	204	205	(12)(16)(34)
					22,911	24,745
DISH Network
EchoStar Corporation	First Lien Secured Debt - Convertible Bond	3.88%	11/30/2030	7,052	19,051	19,631	(8)
Gannett
Gannett Holdings, LLC	First Lien Secured Debt - Term Loan	S+450, 1.50% Floor	10/15/2029	14,287	14,283	14,216	(8)(17)
USA TODAY Co Inc	First Lien Secured Debt - Term Loan	S+450, 1.50% Floor	10/15/2029	167,026	165,457	166,191	(8)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 1.50% Floor	10/15/2029	3,398	3,381	3,381	(8)(17)
	First Lien Secured Debt - Convertible Bond	6.00%	12/1/2031	500	522	750	(4)(8)
					183,643	184,538
Material+
Material Holdings, LLC	First Lien Secured Debt - Term Loan	10.17%	8/19/2027	8,278	7,546	1,868	(4)(17)(33)
	First Lien Secured Debt - Delayed Draw	10.17%	8/19/2027	375	241	337	(4)(17)(33)(34)
					7,787	2,205

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (36)	Fair Value (1)(37)
Paramount
Skydance Corp	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	10/6/2033		141,800	141,446	141,608	(8)(16)
	First Lien Secured Debt - Corporate Bond	7.90%	10/15/2036		7,500	7,491	7,511	(8)
						148,937	149,119
		Total Media				$476,739	$473,380
Metals & Mining
Sabre Industries
Tiger Acquisition, LLC	First Lien Secured Debt - Term Loan	S+275, 0.50% Floor	8/23/2032		$124,520	$122,229	$124,988	(16)
		Total Metals & Mining				$122,229	$124,988
Oil, Gas & Consumable Fuels
AL GCX
AL GCX Holdings, LLC	First Lien Secured Debt - Term Loan	S+225, 0.50% Floor	12/17/2032		$15,402	$15,375	$15,437	(16)
AL GCX Fund VIII
AL GCX Fund VIII Holdings LLC	First Lien Secured Debt - Term Loan	S+225, 0.50% Floor	12/17/2032		8,214	8,200	8,216	(16)
AL NGPL Fund VIII
AL NGPL Fund VIII Funding, LLC	First Lien Secured Debt - Term Loan	S+200, 0.00% Floor	12/6/2030		8,873	8,895	8,891	(17)
Blackfin
Blackfin Pipeline LLC	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	9/29/2032		24,813	24,703	24,917	(16)
Calcasieu Pass Funding LLC
Calcasieu Pass Funding LLC	First Lien Secured Debt - Term Loan	S+325, 0.00% Floor	4/1/2033		11,970	11,800	12,053	(8)(17)
ONEOK
AP Falcon Holdings, LLC	First Lien Secured Debt - Corporate Bond	6.25%	9/10/2056		149,000	149,000	144,508	(4)(8)
	First Lien Secured Debt - Corporate Bond	5.00%	9/10/2056		1,000	1,000	963	(4)(8)
						150,000	145,471
Pembina Pipeline Corp
Pegasus UK Bidco Limited	Common Equity - Special Purpose Vehicles	N/A	N/A	C$	69,435,000	48,846	48,791	(3)(4)(8)(32)(35)
Sempra
BX Frontier Member I LLC	First Lien Secured Debt - Delayed Draw	5.86% PIK	12/31/2060		36,246	36,246	34,060	(4)(8)
	First Lien Secured Debt - Delayed Draw	5.86%	12/31/2060		—	—	(367)	(4)(5)(8)(34)
						36,246	33,693
Stonepeak Bayou
Stonepeak Bayou Holdings LP	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	10/1/2032		10,335	10,165	10,359	(17)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Venture Global
CP2 LNG Holdings, LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	7/28/2028	11,750	11,536	11,639	(4)(8)(16)
Venture Global CP2 LNG, LLC
Venture Global CP2 LNG, LLC	First Lien Secured Debt - Delayed Draw	S+225, 0.00% Floor	7/28/2032	41,742	39,825	39,869	(4)(8)(12)(16)(34)
VENTURE GLOBAL LNG INC
Venture Global LNG, Inc.	First Lien Secured Debt - Corporate Bond	6.63%	6/15/2036	4,083	4,028	3,923	(8)
		Total Oil, Gas & Consumable Fuels			$369,619	$363,259
Paper & Forest Products
48forty Solutions
Alpine Acquisition Corp II	First Lien Secured Debt - Term Loan	9.15%	1/14/2031	$805	$794	$787	(4)(16)(33)
	First Lien Secured Debt - Term Loan	8.90%	1/14/2031	603	595	594	(4)(16)(33)
	First Lien Secured Debt - Delayed Draw	8.82%	1/14/2031	—	(1)	—	(4)(5)(12)(33)(34)
	Preferred Equity - Preferred Stocks	N/A	N/A	1,710,682 Shares	1,497	907	(4)(35)
	Common Equity - Equity Unit	N/A	N/A	402 Units	—	—	(4)(35)
LSCS Holdings, Inc.	First Lien Secured Debt - Revolver	8.82%	1/14/2031	—	(12)	(2)	(4)(5)(12)(33)(34)
					2,873	2,286
BiOrigin Specialty
Complete Paper Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	2/4/2031	14,129	13,965	13,278	(4)(17)
		Total Paper & Forest Products			$16,838	$15,564
Personal Care Products
Advantice Health
Jazz AH Holdco, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	4/2/2029	$6,912	$6,912	$6,854	(4)(18)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	4/2/2029	117	117	116	(4)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	4/2/2029	—	(6)	(7)	(4)(5)(12)(34)
					7,023	6,963
Arcadia
ACP Tara Holdings, Inc.	First Lien Secured Debt - Term Loan	S+250, 0.00% Floor	12/15/2032	21,890	21,884	21,931	(17)
Dr. Scholls
DRS Holdings III, Inc.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	11/1/2028	35,246	35,045	35,071	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	11/1/2028	—	(4)	(7)	(4)(5)(9)(12)(34)
					35,041	35,064

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Heat Makes Sense
Amika OpCo LLC	First Lien Secured Debt - Term Loan	S+590, 0.75% Floor	7/1/2029	34,037	33,698	34,037	(4)(9)(18)
	First Lien Secured Debt - Term Loan	S+540, 0.75% Floor	7/1/2029	7,891	7,815	7,863	(4)(9)(18)
	First Lien Secured Debt - Revolver	S+540, 0.75% Floor	7/1/2028	186	176	180	(4)(9)(12)(18)(34)
Ishtar Co-Invest-B LP	Common Equity - Stock	N/A	N/A	39 Shares	22	—	(4)(9)(32)
Oshun Co-Invest-B LP	Common Equity - Stock	N/A	N/A	11 Shares	11	—	(4)(9)(32)
					41,722	42,080
KDC
KDC/ONE Development Corporation, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	8/15/2031	44,592	43,379	44,759	(16)
PDC Brands
Parfums Holding Company, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	6/27/2030	158,947	157,861	158,279	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	6/27/2029	—	(57)	(43)	(4)(5)(9)(11)(12)(34)
					157,804	158,236
RoC Skincare
RoC Holdco LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	2/21/2031	37,469	36,963	37,298	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	2/21/2031	8,229	8,178	8,192	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	2/21/2030	—	(50)	(19)	(4)(5)(9)(12)(34)
					45,091	45,471
Suave
Silk Holdings III Corp.	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	12/3/2032	207,667	205,708	207,293	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/3/2032	—	(135)	(27)	(4)(5)(9)(12)(34)
					205,573	207,266
		Total Personal Care Products			$557,517	$561,770
Pharmaceuticals
Alcresta
Alcresta Holdings, LP	Preferred Equity - Preferred Stocks	N/A	N/A	116 Shares	$116	$86	(4)(9)(32)
	Common Equity - Equity Unit	N/A	N/A	1,176 Units	1	128	(4)(9)
Alcresta Therapeutics Inc.	First Lien Secured Debt - Term Loan	S+550, 1.00% Floor	3/12/2031	8,634	8,524	8,571	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+550, 1.00% Floor	3/12/2031	203	194	197	(4)(9)(12)(17)(34)
					8,835	8,982

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (36)	Fair Value (1)(37)
Aspen
Apple SG Bidco Pte. Ltd.	First Lien Secured Debt - Term Loan	BBSW+475, 0.50% Floor	3/19/2033	A$	124,137	86,724	85,405	(3)(4)(8)(10)(26)
	First Lien Secured Debt - Delayed Draw	BBSW+475, 0.50% Floor	3/19/2033	A$	—	(45)	(87)	(3)(4)(5)(8)(10)(12)(34)
						86,679	85,318
Avid Bioservices
Space Finco, Inc.	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	2/5/2032		14,670	14,490	14,598	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	2/5/2032		10,445	10,279	10,362	(4)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	2/5/2031		—	(109)	(52)	(4)(5)(12)(34)
Space Parent, LP	Preferred Equity - Preferred Stocks	N/A	N/A		99,000 Shares	99	99	(4)
	Common Equity - Stock	N/A	N/A		1,000 Shares	1	1	(4)
						24,760	25,008
Bayer
AP Emerald	First Lien Secured Debt - Corporate Bond	5.25%	11/28/2061		€47,207	54,807	53,260	(3)(4)(8)(9)(10)
	First Lien Secured Debt - Corporate Bond	5.00%	11/28/2061		€2,500	2,903	2,823	(3)(4)(8)(9)(10)
						57,710	56,083
Biogaran
Bastille Bidco SAS	First Lien Secured Debt - Term Loan	E+475, 0.00% Floor	10/7/2032		€142,500	168,138	160,293	(3)(4)(8)(10)(21)
Catalent
Creek Parent, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.00% Floor	8/12/2033		51,279	51,032	51,215	(9)(16)
Karo
Kairos Intermediateco AB	First Lien Secured Debt - Term Loan	E+475, 0.00% Floor	8/26/2032		€105,890	122,774	118,057	(3)(4)(8)(9)(10)(21)
	First Lien Secured Debt - Term Loan	NIBOR+475, 0.00% Floor	8/26/2032	Nkr	614,359	60,396	62,865	(3)(4)(8)(9)(10)(30)
	First Lien Secured Debt - Term Loan	SONIA+475, 0.00% Floor	8/26/2032		£43,708	58,657	57,098	(3)(4)(8)(9)(10)(19)
	First Lien Secured Debt - Delayed Draw	E+475, 0.00% Floor	8/26/2032		€—	—	(468)	(3)(4)(5)(8)(9)(10)(12)(34)
						241,827	237,552
PAI
Pai Middle Tier, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	2/13/2032		29,403	29,018	28,404	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	2/13/2032		525	464	347	(4)(9)(12)(17)(34)
PAI Co-Investor FT Aggregator LLC	Common Equity - Stock	N/A	N/A		100 Shares	100	70	(4)(9)(32)
						29,582	28,821
		Total Pharmaceuticals				$668,563	$653,272

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (36)	Fair Value (1)(37)
Professional Services
Alpha FMC
Actium Midco 3	First Lien Secured Debt - Term Loan	SONIA+525, 0.00% Floor	8/30/2031		£32,178	$41,608	$42,681	(3)(4)(8)(9)(10)(19)
	First Lien Secured Debt - Term Loan	S+475, 0.00% Floor	8/30/2031		33,044	33,044	33,044	(4)(8)(9)(10)(18)
	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	8/30/2031		€15,386	17,008	17,424	(3)(4)(8)(9)(10)(22)
	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	8/30/2031		2,254	2,222	2,267	(4)(8)(9)(10)(18)
	First Lien Secured Debt - Delayed Draw	S+525, 0.00% Floor	8/30/2031		14,372	14,199	14,372	(4)(8)(9)(10)(18)
	First Lien Secured Debt - Delayed Draw	SONIA+525, 0.00% Floor	8/30/2031		£6,714	8,741	8,918	(3)(4)(8)(9)(10)(12)(19)(34)
						116,822	118,706
BDO USA
BDO USA, P.A.	First Lien Secured Debt - Term Loan	S+500, 2.00% Floor	8/31/2028		195,808	194,006	190,501	(4)(9)(17)
	First Lien Secured Debt - Term Loan	S+450, 2.00% Floor	8/31/2028		33,873	33,636	32,664	(4)(9)(17)
						227,642	223,165
Citation Group
Rocket Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+475, 0.00% Floor	1/15/2032		£71,746	87,118	94,411	(3)(4)(8)(10)(19)
	First Lien Secured Debt - Delayed Draw	SONIA+475, 0.00% Floor	1/15/2032		£2,707	3,374	3,358	(3)(4)(8)(10)(12)(19)(34)
	First Lien Secured Debt - Delayed Draw	BBSW+475, 0.00% Floor	1/15/2032	A$	4,737	3,111	3,265	(3)(4)(8)(10)(25)
						93,603	101,034
Crete PA
Crete PA Holdco, LLC	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/26/2030		46,279	46,109	45,345	(4)(16)(17)
	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	11/26/2030		23,333	23,219	23,151	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/26/2030		100,042	99,585	96,969	(4)(12)(17)(34)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	11/26/2030		—	(114)	(364)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/26/2030		—	(51)	(212)	(4)(5)(12)(34)
						168,748	164,889
Cumming Group
Chartwell Cumming Holding Corp	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	6/16/2033		16,333	16,018	16,136	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	6/16/2033		20,246	19,286	19,285	(4)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	6/16/2033		—	(116)	(73)	(4)(5)(12)(34)
						35,188	35,348

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
EAB
EAB Global, Inc.	First Lien Secured Debt - Term Loan	S+300, 0.50% Floor	8/16/2030	29,183	29,083	26,005	(16)
	First Lien Secured Debt - Revolver	S+300, 0.00% Floor	1/31/2030	—	(25)	(763)	(4)(5)(12)(34)
					29,058	25,242
Escalent
M&M OPCO, LLC	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	4/7/2029	8,952	8,817	8,748	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+600, 1.00% Floor	4/7/2029	105	99	94	(4)(9)(12)(17)(34)
					8,916	8,842
FGS Global
Kite Bidco Inc.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	11/25/2031	61,788	61,053	61,487	(4)(10)(18)
	First Lien Secured Debt - Delayed Draw	S+500, 0.00% Floor	9/20/2031	—	(85)	(74)	(4)(5)(10)(12)(34)
					60,968	61,413
G&A
G&A Partners Holding Company II, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	3/3/2031	26,096	25,853	26,072	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	3/3/2031	2,513	2,483	2,511	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	3/1/2030	176	156	174	(4)(9)(12)(17)(34)
					28,492	28,757
Grant Thornton Advisors
Grant Thornton Advisors Holdings LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	6/2/2031	55,871	55,755	53,814	(16)
Grant Thornton UK
Pacioli UK Midco Limited	First Lien Secured Debt - Term Loan	SONIA+475, 0.00% Floor	4/14/2032	£102,404	133,058	134,415	(3)(4)(8)(9)(10)(19)
Jensen Hughes
Jensen Hughes, Inc	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/1/2031	77,274	76,391	77,274	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	9/1/2031	4,821	4,677	4,821	(4)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	9/1/2031	—	(93)	—	(4)(5)(11)(12)(34)
					80,975	82,095
Kroll
Deerfield Dakota Holding, LLC	First Lien Secured Debt - Term Loan	S+300 Cash plus 2.75% PIK, 0.75% Floor	9/13/2032	97,752	96,866	96,774	(4)(17)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	9/13/2032	3,140	3,056	3,050	(4)(12)(16)(24)(34)
					99,922	99,824

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Mace Consult
Consult Bidco Ltd	First Lien Secured Debt - Term Loan	SONIA+500, 0.00% Floor	3/7/2033	£71,568	93,832	93,863	(3)(4)(8)(10)(19)
	First Lien Secured Debt - Term Loan	S+500, 0.00% Floor	3/7/2033	68,873	67,927	68,170	(4)(8)(10)(18)
	First Lien Secured Debt - Delayed Draw	SONIA+500, 0.00% Floor	3/7/2033	£—	(725)	(420)	(3)(4)(5)(8)(10)(34)
					161,034	161,613
Qualus
Qinetic, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	5/2/2033	130,900	129,650	129,683	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	5/2/2033	—	(176)	(348)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	5/2/2033	—	(176)	(174)	(4)(5)(12)(34)
					129,298	129,161
Trilon Group LLC
Trilon Group LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	6/5/2033	9,481	9,435	9,508	(17)
	First Lien Secured Debt - Delayed Draw	S+350, 0.00% Floor	6/13/2033	—	(2)	—	(5)(12)(34)
					9,433	9,508
Waystone
Sigma Irish Acquico Limited	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	3/19/2032	€49,392	52,939	55,794	(3)(4)(8)(10)(21)
	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	3/19/2032	44,106	43,344	43,996	(4)(8)(10)(17)
	First Lien Secured Debt - Delayed Draw	E+525, 0.00% Floor	3/19/2032	€6,856	7,969	7,744	(3)(4)(8)(10)(21)
	First Lien Secured Debt - Delayed Draw	S+525, 0.00% Floor	3/19/2032	5,571	5,496	5,549	(4)(8)(10)(12)(17)(34)
					109,748	113,083
		Total Professional Services			$1,548,660	$1,550,909
Real Estate Management & Development
Aedas Homes S.A.U.
Aedas Homes S.A.	First Lien Secured Debt - Corporate Bond	E+525, 2.00% Floor	12/31/2029	€13,065	$15,456	$14,702	(3)(4)(8)(10)(21)
Associa
Associations Inc.	First Lien Secured Debt - Term Loan	S+676, 1.00% Floor	7/2/2028	23,596	23,561	23,583	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+676, 1.00% Floor	7/2/2028	5,646	5,608	5,641	(4)(12)(17)(34)
					29,169	29,224
Hispania
Neinor DMP BidCo, S.A.U.	First Lien Secured Debt - Corporate Bond	E+525, 2.00% Floor	12/31/2029	€37,764	43,751	42,496	(3)(4)(8)(10)(21)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Naples US HoldCo Inc
Naples US HoldCo Inc	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	9/16/2033	5,220	5,207	5,219	(8)(16)
	First Lien Secured Debt - Delayed Draw	S+275, 0.00% Floor	9/16/2033	—	(2)	—	(5)(8)(34)
					5,205	5,219
		Total Real Estate Management & Development			$93,581	$91,641
Semiconductors & Semiconductor Equipment
Softbank ARM Loan
Kronos I UK Ltd	First Lien Secured Debt - Delayed Draw	S+250, 0.00% Floor	9/21/2028	$12,500	$12,458	$12,498	(4)(8)(9)(10)(17)
		Total Semiconductors & Semiconductor Equipment			$12,458	$12,498
Software
Accela
Accela, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/3/2030	$18,011	$17,781	$17,730	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+600, 0.75% Floor	9/3/2030	—	(19)	(27)	(4)(5)(9)(12)(34)
					17,762	17,703
Access Group
Armstrong Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+500, 0.00% Floor	6/28/2029	£21,677	26,278	26,650	(3)(4)(8)(19)
	First Lien Secured Debt - Delayed Draw	SONIA+500, 0.00% Floor	6/28/2029	£10,672	12,963	13,120	(3)(4)(8)(19)
					39,241	39,770
Alteryx
Azurite Intermediate Holdings, Inc.	First Lien Secured Debt - Term Loan	S+600, 0.75% Floor	3/19/2031	9,368	9,266	8,844	(4)(9)(16)
	First Lien Secured Debt - Delayed Draw	S+600, 0.75% Floor	3/19/2031	21,283	21,054	20,091	(4)(9)(16)
	First Lien Secured Debt - Revolver	S+700, 0.75% Floor	3/19/2031	—	(60)	(342)	(4)(5)(9)(12)(34)
					30,260	28,593
AMAG
SRP Eagle Buyer Inc.	First Lien Secured Debt - Term Loan	S+475, 1.50% Floor	12/8/2031	29,775	29,279	29,171	(4)(18)
	First Lien Secured Debt - Delayed Draw	S+500, 1.50% Floor	12/8/2031	—	(153)	(358)	(4)(5)(34)
	First Lien Secured Debt - Revolver	S+500, 1.50% Floor	12/8/2031	—	(92)	(143)	(4)(5)(12)(34)
					29,034	28,670

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Avetta
Artifact Bidco, Inc.	First Lien Secured Debt - Term Loan	S+415, 0.50% Floor	7/28/2031	63,399	62,927	62,455	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+415, 0.50% Floor	7/28/2031	—	(54)	(231)	(4)(5)(9)(12)(34)
	First Lien Secured Debt - Revolver	S+415, 0.50% Floor	7/26/2030	—	(71)	(146)	(4)(5)(9)(12)(34)
					62,802	62,078
Beeline
IQN Holding Corp.	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	5/2/2029	71,466	71,042	65,216	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	5/2/2028	2,605	2,593	2,236	(4)(9)(12)(17)(34)
					73,635	67,452
CINC Systems
1475 Holdings, LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	1/18/2030	6,254	6,189	6,170	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	1/18/2030	214	202	200	(4)(9)(12)(17)(34)
					6,391	6,370
Clanwilliam
Tribe Bidco Limited	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	9/13/2032	€53,893	62,487	58,236	(3)(4)(8)(10)(21)
	First Lien Secured Debt - Delayed Draw	E+525, 0.00% Floor	9/13/2032	€5,410	6,502	4,937	(3)(4)(8)(10)(12)(21)(34)
	First Lien Secured Debt - Revolver	E+525, 0.00% Floor	3/12/2032	€233	389	(212)	(3)(4)(5)(8)(10)(12)(21)(34)
					69,378	62,961
Clearwater Analytics Holdings Inc
Clearwater Analytics Holdings Inc	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	6/27/2033	17,617	17,531	17,534	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	6/27/2033	—	(8)	(15)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	6/27/2033	—	(12)	(12)	(4)(5)(12)(34)
					17,511	17,507
CompTIA
Endor Purchaser, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	1/9/2032	39,874	39,560	38,200	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	1/9/2032	—	(28)	(235)	(4)(5)(9)(12)(34)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	1/9/2032	—	(32)	(179)	(4)(5)(9)(12)(34)
					39,500	37,786
Conga Corp
Conga Corp	First Lien Secured Debt - Term Loan	S+400, 0.00% Floor	5/6/2028	7,736	7,485	5,658	(4)(17)
Cotiviti
Cotiviti, Inc.	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	3/26/2032	10,368	10,214	9,936	(16)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (36)	Fair Value (1)(37)
Couchbase
Cascade Intermediate II, Inc.	First Lien Secured Debt - Term Loan	13.00% PIK	9/24/2033		25,579	25,156	22,686	(4)
Cascade Parent Inc.	First Lien Secured Debt - Term Loan	S+575, 0.50% Floor	9/24/2031		152,685	150,649	148,914	(4)(16)
	First Lien Secured Debt - Revolver	S+575, 0.50% Floor	9/24/2030		—	(163)	(308)	(4)(5)(11)(12)(34)
						175,642	171,292
Coupa Software
Coupa Software Incorporated	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	2/27/2030		35,895	35,380	34,747	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	2/27/2030		3,215	3,177	3,112	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	2/27/2029		1,663	1,637	1,583	(4)(9)(12)(17)(34)
						40,194	39,442
Databricks
Databricks, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	1/5/2032		146,113	145,661	146,235	(16)
Enverus
Edition Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	12/20/2032		368,221	366,969	368,217	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	12/20/2032		—	(118)	(2)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	12/20/2032		—	(90)	(1)	(4)(5)(12)(34)
						366,761	368,214
Everbridge
Everbridge Holdings, LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	7/2/2031		48,904	48,742	46,889	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	7/2/2031		4,792	4,784	4,595	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	7/2/2031		—	(17)	(203)	(4)(5)(9)(12)(34)
						53,509	51,281
Fortnox
OMEGA II AB	First Lien Secured Debt - Term Loan	STIBOR+425, 0.00% Floor	6/17/2032	Skr	658,611	67,861	65,136	(3)(4)(8)(10)(23)
	First Lien Secured Debt - Delayed Draw	STIBOR+475, 0.00% Floor	6/17/2032	Skr	—	(576)	(161)	(3)(4)(5)(8)(10)(12)(34)
						67,285	64,975
G2CI
Evergreen IX Borrower 2023, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/30/2030		120,630	118,964	117,398	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/1/2029		—	(127)	(270)	(4)(5)(9)(12)(34)
						118,837	117,128

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
HHAeXchange
Homecare Software Solutions LLC	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/16/2031	78,022	78,022	76,607	(4)(16)
Instem
Ichor Management Limited	First Lien Secured Debt - Term Loan	S+600, 1.00% Floor	12/9/2030	7,953	7,835	7,575	(4)(8)(9)(18)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	12/9/2030	2,682	2,662	2,555	(4)(8)(9)(18)
	First Lien Secured Debt - Revolver	SONIA+575, 1.00% Floor	12/9/2030	£—	(26)	(93)	(3)(4)(5)(8)(9)(12)(34)
					10,471	10,037
Iris Software
Elements Finco Limited	First Lien Secured Debt - Term Loan	SONIA+300 Cash plus 2.25% PIK, 0.00% Floor	4/29/2031	£33,282	41,940	42,420	(3)(4)(8)(10)(19)
Jeppesen
JEPPESEN HOLDINGS, LLC	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	11/1/2032	193,563	192,258	191,570	(4)(17)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	11/1/2032	—	(66)	(103)	(4)(5)(12)(34)
					192,192	191,467
Kaseya
Kaseya Inc	First Lien Secured Debt - Revolver	S+325, 0.00% Floor	3/20/2030	—	(9)	(304)	(4)(5)(12)(34)
Medallia
Medallia Holdco LLC	Common Equity - Stock	N/A	N/A	1 Shares	—	—	(4)(9)(35)
Medallia Topco LLC	Preferred Equity - Cumulative Preferred	13.00%	N/A	7,277,070 Units	4,645	4,082	(4)(9)(33)(35)
	Common Equity - Membership Interest	N/A	N/A	14,554 Units	—	—	(4)(9)(35)
Medallia, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	10/29/2031	11,643	11,643	11,643	(4)(9)(17)
	Common Equity - Stock	N/A	N/A	14,554 Shares	—	—	(4)(9)(35)
					16,288	15,725
M-Files
MetaTiedot Midco S.ï¿½ r.l.	First Lien Secured Debt - Term Loan	E+450, 0.75% Floor	11/27/2031	€21,125	22,063	22,513	(3)(4)(8)(21)
	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	11/27/2031	15,820	15,632	14,850	(4)(8)(17)
	First Lien Secured Debt - Delayed Draw	E+450, 0.75% Floor	11/27/2031	€1,887	1,979	2,011	(3)(4)(8)(21)
	First Lien Secured Debt - Revolver	E+500, 0.75% Floor	11/27/2030	€—	(55)	(254)	(3)(4)(5)(8)(12)(34)
					39,619	39,120

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (36)	Fair Value (1)(37)
mPulse
mPulse Mobile, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	8/26/2032		32,065	31,784	29,850	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	8/26/2032		—	(13)	(213)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	8/26/2032		—	(39)	(327)	(4)(5)(12)(34)
						31,732	29,310
MYOB
MYOB US Borrower LLC	First Lien Secured Debt - Term Loan	BBSW+250 Cash plus 2.75% PIK, 0.75% Floor	6/6/2030	A$	159,016	102,397	107,237	(3)(4)(8)(9)(10)(25)
New Relic
Crewline Buyer, Inc.	First Lien Secured Debt - Term Loan	S+675, 1.00% Floor	11/8/2030		66,900	65,726	62,217	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+675, 1.00% Floor	11/8/2030		—	(65)	(306)	(4)(5)(9)(12)(34)
						65,661	61,911
Paessler
Blitz 24-34 GmbH	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	5/3/2031		46,825	46,485	45,978	(4)(8)(17)
	First Lien Secured Debt - Delayed Draw	S+600, 1.00% Floor	5/3/2030		—	(21)	(128)	(4)(5)(8)(12)(34)
						46,464	45,850
Qualtrics
Quartz Acquireco, LLC	First Lien Secured Debt - Term Loan	S+350, 0.00% Floor	5/18/2033		50,648	49,038	42,099	(4)(17)
Quorum
QBS Parent, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	6/3/2032		157,132	156,499	152,198	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	6/3/2032		1,297	1,291	615	(4)(9)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	6/3/2032		—	(74)	(601)	(4)(5)(9)(11)(12)(34)
						157,716	152,212
Redwood
Runway Bidco, LLC	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	12/17/2031		164,642	163,329	160,872	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	12/17/2031		—	(156)	(951)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+500, 0.50% Floor	12/17/2031		—	(155)	(475)	(4)(5)(12)(34)
						163,018	159,446
Solera
Polaris Newco, LLC	First Lien Secured Debt - Term Loan	S+426, 0.50% Floor	6/2/2028		8,730	8,619	8,201	(17)

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Trading Technologies
Trading Technologies International, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	11/4/2032	47,695	47,599	47,136	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	11/4/2032	10,811	10,799	10,684	(4)(17)
	First Lien Secured Debt - Revolver	S+425, 0.50% Floor	11/4/2032	—	(8)	(79)	(4)(5)(12)(34)
					58,390	57,741
Uniguest
Uniguest Holdings, Inc	First Lien Secured Debt - Term Loan	S+500, 1.00% Floor	11/27/2030	47,799	47,266	47,135	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 1.00% Floor	11/27/2030	2,248	2,137	1,987	(4)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	11/27/2030	—	(48)	(63)	(4)(5)(12)(34)
					49,355	49,059
VIP
Vamos Bidco, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	1/30/2032	65,993	65,458	65,111	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	1/30/2032	8,333	8,194	7,961	(4)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	1/30/2032	5,012	4,948	4,900	(4)(12)(17)(34)
					78,600	77,972
Zafin
Zafin Labs Americas Incorporated	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	2/14/2031	12,500	12,354	12,420	(4)(8)(9)(18)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	2/14/2031	—	(27)	(16)	(4)(5)(8)(9)(12)(34)
					12,327	12,404
Zendesk
Zendesk, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	11/22/2028	126,548	125,524	120,233	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	11/22/2028	32,269	32,037	30,658	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	11/22/2028	—	(97)	(669)	(4)(5)(9)(12)(34)
					157,464	150,222
		Total Software			$2,730,406	$2,671,787
Specialty Retail
CONSTELLATION AUTOMOTIVE
BBD Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+500, 0.00% Floor	3/21/2031	£21,455	$27,519	$28,235	(3)(4)(8)(10)(19)
	First Lien Secured Debt - Term Loan	E+500, 0.00% Floor	4/3/2031	€8,869	9,511	9,964	(3)(4)(8)(10)(21)
					37,030	38,199

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
EG Group
EG Global Finance PLC	First Lien Secured Debt - Corporate Bond	S+750, 0.50% Floor	11/30/2028	118,022	115,828	122,401	(4)(8)(10)(15)
PetSmart
PetSmart LLC	First Lien Secured Debt - Term Loan	S+375, 0.00% Floor	8/18/2032	18,652	18,546	18,698	(16)
S&S
S&S Holdings LLC	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	10/1/2031	50,722	49,858	49,613	(16)
Skechers
Beach Acquisition Bidco LLC	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	9/12/2032	7,910	7,892	7,946	(16)
Tailored Brands
The Men's Wearhouse, LLC	First Lien Secured Debt - Term Loan	S+575, 0.00% Floor	1/28/2031	11,060	10,938	11,174	(17)
		Total Specialty Retail			$240,092	$248,031
Technology Hardware, Storage & Peripherals
Accelevation
Accelevation LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	1/2/2031	$15,000	$14,786	$14,977	(4)(16)
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	1/2/2031	14,078	13,930	14,026	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	1/2/2031	2,874	2,839	2,861	(4)(16)(34)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	1/2/2031	—	(25)	(8)	(4)(5)(34)
					31,530	31,856
Biamp
Biamp	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	4/30/2030	40,900	40,360	37,215	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	4/30/2030	900	827	353	(4)(9)(12)(16)(34)
					41,187	37,568
Service Express
PPT Purchaser LLC	First Lien Secured Debt - Term Loan	S+425, 0.50% Floor	12/23/2032	183,062	182,210	182,409	(4)(17)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	12/23/2032	—	(111)	(81)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+425, 0.50% Floor	12/23/2032	2,381	2,248	2,290	(4)(12)(16)(24)(34)
					184,347	184,618
Valor 1
VCI Asset Holdings 1 LLC	First Lien Secured Debt - Term Loan	10.00%	11/20/2030	212,045	210,409	224,090	(4)
VCI Intermediate Topco 1 LLC	Common Equity - Membership Interest	N/A	N/A	13,750,397 Units	13,750	17,463	(4)(8)(32)(35)
					224,159	241,553

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Valor 2
VCI Asset Holdings 2 LLC	First Lien Secured Debt - Term Loan	7.38%	2/18/2031	187,532	185,854	190,214	(4)
VCI Intermediate TopCo 2 LLC	Common Equity - Membership Interest	N/A	N/A	41,837,476 Units	41,837	60,246	(4)(8)(32)(35)
					227,691	250,460
Valor 3
VCI Asset Holdings 3 LLC	First Lien Secured Debt - Term Loan	6.88%	4/24/2031	68,400	67,767	68,058	(4)
VCI Intermediate TopCo 3 LLC	Common Equity - Membership Interest	N/A	N/A	100,000 Units	100	146	(4)(8)(32)(35)
					67,867	68,204
		Total Technology Hardware, Storage & Peripherals			$776,781	$814,259
Textiles, Apparel & Luxury Goods
Authentic Brands
ABG Intermediate Holdings 2 LLC	First Lien Secured Debt - Delayed Draw	S+225, 0.00% Floor	2/13/2032	$28,948	$28,890	$28,980	(16)
Flexdev
Classico Holdings 2 B.V.	First Lien Secured Debt - Term Loan	E+525, 0.00% Floor	4/11/2033	€38,919	44,637	43,192	(3)(4)(8)(10)(21)
	First Lien Secured Debt - Term Loan	S+525, 0.00% Floor	4/11/2033	12,153	11,921	11,910	(4)(8)(10)(17)
	First Lien Secured Debt - Delayed Draw	E+525, 0.00% Floor	4/11/2033	€—	(220)	(456)	(3)(4)(5)(8)(10)(12)(34)
					56,338	54,646
Gruppo Florence
Made in Italy 2 S.P.A.	First Lien Secured Debt - Corporate Bond	E+700, 0.00% Floor	10/17/2030	€74,500	77,592	77,306	(3)(4)(8)(9)(22)
Iconix Brand Group
IBG Borrower LLC	First Lien Secured Debt - Term Loan	S+515, 1.00% Floor	8/22/2031	140,925	138,696	139,122	(4)(9)(17)
	First Lien Secured Debt - Term Loan	S+515, 1.00% Floor	8/22/2029	70,028	69,568	69,132	(4)(9)(17)
					208,264	208,254
Varsity Brands
Varsity Brands Inc	First Lien Secured Debt - Term Loan	S+275, 0.00% Floor	8/26/2031	50,450	50,338	50,476	(9)(17)
		Total Textiles, Apparel & Luxury Goods			$421,422	$419,662
Trading Companies & Distributors
Lindstrom, LLC
Lindstrom, LLC	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	12/30/2032	$39,800	$39,236	$39,577	(4)(16)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	12/30/2032	—	(139)	(56)	(4)(5)(12)(34)
					39,097	39,521

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)		Cost (36)	Fair Value (1)(37)
Meritus Gas Partners
MGP Holdings III Corp.	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	3/1/2030		27,981	27,640	27,666	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+525, 1.00% Floor	3/1/2030		16,121	15,931	15,921	(4)(9)(12)(17)(34)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	3/1/2030		873	849	850	(4)(9)(12)(17)(34)
						44,420	44,437
ORS Nasco
WC ORS Buyer, Inc.	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	8/7/2031		95,481	94,378	95,099	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	8/7/2031		14,151	13,993	14,094	(4)(9)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	8/7/2031		9,325	9,171	9,268	(4)(9)(12)(17)(34)
WC ORS Holdings, L.P.	Common Equity - Limited Partnership	N/A	N/A		90,443 Units	90	213	(4)(9)
						117,632	118,674
		Total Trading Companies & Distributors				$201,149	$202,632
Transportation Infrastructure
Amey
Project Ardent Bidco Limited	First Lien Secured Debt - Term Loan	SONIA+550, 0.00% Floor	11/12/2031		£160,471	$205,241	$209,016	(3)(4)(8)(10)(19)
Eagle Railcar
Elk Bidco, Inc	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	6/14/2032		111,532	111,056	101,365	(4)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	6/14/2032		—	(48)	(2,140)	(4)(5)(12)(34)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	6/14/2032		—	(86)	(1,971)	(4)(5)(12)(34)
						110,922	97,254
NARS
North American Rail Solutions LLC	First Lien Secured Debt - Term Loan	C+475, 1.00% Floor	8/29/2031	C$	38,671	27,919	26,168	(3)(4)(9)(27)
	First Lien Secured Debt - Term Loan	S+475, 1.00% Floor	8/29/2031		8,663	8,588	8,357	(4)(9)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	8/29/2031		931	918	854	(4)(9)(12)(17)(34)
	First Lien Secured Debt - Delayed Draw	C+475, 1.00% Floor	8/29/2031	C$	—	(7)	(65)	(3)(4)(5)(9)(12)(34)
	First Lien Secured Debt - Revolver	C+475, 1.00% Floor	8/29/2031	C$	3,025	2,162	1,945	(3)(4)(9)(12)(27)(34)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	8/29/2031		387	374	332	(4)(9)(12)(16)(34)
						39,954	37,591

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company (14)	Investment Type	Interest Rate (13)	Maturity Date	Par/Shares/Units (3)	Cost (36)	Fair Value (1)(37)
Signature Aviation
Brown Group Holding, LLC	First Lien Secured Debt - Term Loan	S+225, 0.50% Floor	7/1/2031	18,544	18,497	18,585	(16)(17)
		Total Transportation Infrastructure			$374,614	$362,446
Wireless Telecommunication Services
Consumer Cellular
CCI Buyer, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	5/13/2032	$84,397	$83,710	$84,912	(4)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	5/13/2032	—	(41)	—	(4)(5)(12)(34)
					83,669	84,912
PHOENIX TOWER INTERNATIONAL GLOBAL 2, LLC
PHOENIX TOWER INTERNATIONAL GLOBAL 2, LLC	First Lien Secured Debt - Delayed Draw	E+366, 0.00% Floor	9/30/2032	€—	—	(66)	(3)(4)(5)(10)(12)(34)
PTI
Phoenix Tower International Investments, LLC	First Lien Secured Debt - Term Loan	E+340, 0.00% Floor	9/30/2032	€10,446	11,664	11,664	(3)(4)(10)(21)
	First Lien Secured Debt - Term Loan	S+340, 1.00% Floor	9/30/2032	5,744	5,664	5,664	(4)(10)(17)
Phoenix Tower International Spain ETVE, S.L.U.	First Lien Secured Debt - Term Loan	E+340, 0.00% Floor	9/30/2032	€21,714	24,246	24,246	(3)(4)(10)(21)
Phoenix Tower US Holdings	First Lien Secured Debt - Term Loan	S+340, 1.00% Floor	9/30/2032	2,786	2,747	2,747	(4)(10)(17)
PTI Iberica V, S.A.U.	First Lien Secured Debt - Term Loan	E+340, 0.00% Floor	9/30/2032	€30,308	33,842	33,842	(3)(4)(10)(21)
					78,163	78,163
Softbank OpenAI Loan
SVF II Tsubaki	First Lien Secured Debt - Term Loan	S+225, 0.00% Floor	8/7/2028	55,000	54,356	54,489	(4)(8)(17)
		Total Wireless Telecommunication Services			$216,188	$217,498

		Total Investments before Cash Equivalents			$25,791,227	$25,544,551	(2)(6)(14)
Goldman Sachs Financial Square Government Fund Institutional		3.78%	N/A	$291,685	$291,685	$291,685	(7)
State Street Institutional U.S. Government Money Market Fund Opportunity		3.77%	N/A	199,435	199,435	199,435	(7)
		Total Investments after Cash Equivalents			$26,282,347	$26,035,671

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Derivative Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Footnote Reference
Interest rate swap (a)	6.90%	S+270	4/13/2029	$325,000	Note 5
Interest rate swap (a)	6.70%	S+280	7/29/2031	$300,000	Note 5
Interest rate swap (a)	3.67%	3M SOFR	12/21/2027	$82,000	Note 5
Interest rate swap (a)	3.65%	3M SOFR	1/19/2028	$18,000	Note 5
Interest rate swap (a)	6.90%	S+271	4/13/2029	$325,000	Note 5
Interest rate swap (a)	5.86%	S+267	4/13/2029	$350,000	Note 5
Interest rate swap (a)	6.70%	S+280	7/29/2031	$300,000	Note 5
Interest rate swap (a)	8.62%	S+456	9/28/2028	$325,000	Note 5
Interest rate swap (a)	6.35%	S+239	7/29/2031	$400,000	Note 5
Interest rate swap (a)	6.55%	S+218	3/15/2032	$500,000	Note 5
Interest rate swap (a)	5.89%	S+221	8/30/2030	$400,000	Note 5
Interest rate swap (a)	5.66%	S+220	8/30/2030	$100,000	Note 5
Interest rate swap (a)	5.20%	S+188	12/8/2028	$400,000	Note 5
Interest rate swap (a)	5.71%	S+211	1/23/2031	$750,000	Note 5
Interest rate swap (a)	6.42%	S+253	3/15/2032	$300,000	Note 5
Interest rate swap (a)	6.35%	S+239	6/30/2033	$375,000	Note 5
Interest rate swap (a)	6.35%	S+238	6/30/2033	$375,000	Note 5

(a) Bears interest at a rate determined by three-month SOFR (as defined below). The interest rate locked two business days prior to settlement of the interest rate swaps. The three-month SOFR is 4.08% on September 30, 2026.

Derivative Instrument	Maturity Date	Notional Amount	Footnote Reference
Swaption	3/17/2027	$2,050,000	Note 5
Binary Option	3/19/2027	$18,000	Note 5

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Derivative Instrument	Settlement Date	Notional amount to be purchased		Notional amount to be sold		Footnote Reference
Foreign currency forward contract	12/16/2026		$512,049	A$	714,548	Note 5
Foreign currency forward contract	12/16/2026	A$	6,920		$4,991	Note 5
Foreign currency forward contract	12/16/2026		$178,572	C$	245,442	Note 5
Foreign currency forward contract	12/16/2026		$12,260	₣	9,860	Note 5
Foreign currency forward contract	12/16/2026	₣	90		$113	Note 5
Foreign currency forward contract	12/16/2026		$2,301,774		€1,974,729	Note 5
Foreign currency forward contract	12/16/2026		$2,340,817		£1,731,569	Note 5
Foreign currency forward contract	12/16/2026		$15,029		¥2,290,857	Note 5
Foreign currency forward contract	12/16/2026		¥42,037		$275	Note 5
Foreign currency forward contract	11/12/2026		$138,591	₩	197,755,936	Note 5
Foreign currency forward contract	12/16/2026		$3,052	₩	4,083,935	Note 5
Foreign currency forward contract	12/16/2026		$69,302	Nkr	644,622	Note 5
Foreign currency forward contract	12/16/2026	Nkr	33,971		$3,656	Note 5
Foreign currency forward contract	12/16/2026		$68,841	Skr	657,613	Note 5
Foreign currency forward contract	12/16/2026	Skr	11,050		$1,130	Note 5

(1)
Apollo Credit Management, LLC, as "valuation designee" (the "Adviser") is responsible for determining fair value, subject to the oversight of the Board of Trustees of the Company (the "Board") (See Note 2 to the consolidated financial statements).
(2)
Aggregate gross unrealized gain and loss for federal income tax purposes are $260,730 and $(507,654), respectively. Net unrealized loss is $(246,924) based on a total tax cost of $25,791,475.
(3)
Par amount is denominated in USD unless otherwise noted, British Pound ("£"), Australian Dollar ("A$"), Canadian Dollar ("C$"), European Euro ("€"), Japanese Yen ("¥"), South Korean Won ("₩"), Swedish Krona ("Skr"), Norwegian Krone ("Nkr"), Swiss Franc ("₣"). Par amount represents funded commitments. See Note 34 in the Consolidated Schedule of Investments and Note 8 to the consolidated financial statements for further information on undrawn revolving and delayed draw loan commitments, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies.
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
(8)
Investments that the Company has determined are not "qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2026, non-qualifying assets represented approximately 28.47% of the total assets of the Company.
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
(11)
As of September 30, 2026, there were letters of credit issued and outstanding through the Company under this senior secured facility.
(12)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

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
(14)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of September 30, 2026, all of the Company's investments were non-controlled and non-affiliated.
(15)
The interest rate on these loans is subject to SOFR, which as of September 30, 2026 was 3.90%.
(16)
The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2026 was 3.91%.
(17)
The interest rate on these loans is subject to 3 months SOFR, which as of September 30, 2026 was 4.08%.
(18)
The interest rate on these loans is subject to 6 months SOFR, which as of September 30, 2026 was 4.27%.
(19)
The interest rate on these loans is subject to SONIA, which as of September 30, 2026 was 3.73%.
(20)
The interest rate on these loans is subject to 3 months KORIBOR ("K"), which as of September 30, 2026 was 3.41%.
(21)
The interest rate on these loans is subject to 3 months EURIBOR ("E"), which as of September 30, 2026 was 2.62%.
(22)
The interest rate on these loans is subject to 6 months EURIBOR, which as of September 30, 2026 was 3.07%.
(23)
The interest rate on these loans is subject to 6 months Stockholm Interbank Offered Rate ("STIBOR"), which as of September 30, 2026 was 2.36%.
(24)
The interest rate on these loans is subject to Prime Rate ("P"), which as of September 30, 2026 was 7.00%.
(25)
The interest rate on this loan is subject to the 3 month Australia Bank Bill Swap Rate ("BBSW"), which as of September 30, 2026 was 4.77%.
(26)
The interest rate on this loan is subject to the 6 month BBSW, which as of September 30, 2026 was 5.12%.
(27)
The interest rate on these loans is subject to 1 month Canadian Overnight Repo Rate Average ("CORRA" or "C"), which as of September 30, 2026 was 2.31%.
(28)
The interest rate on these loans is subject to 3 month CORRA, which as of September 30, 2026 was 2.43%.
(29)
The interest rate on these loans is subject to the Japan Unsecured Overnight Call Rate Expected ("MUTKCALM" or "T"), which as of September 30, 2026 was 1.23%.
(30)
The interest rate on these loans is subject to 3 month Norwegian Interbank Offered Rate ("NIBOR" or "NOK"), which as of September 30, 2026 was 4.80%.
(31)
The interest rate on this loan is subject to Swiss Average Rate Overnight ("SARON"), which as of September 30, 2026 was -0.07%.
(32)
Income producing security for the period ended September 30, 2026.
(33)
Loan was on non-accrual status as of September 30, 2026.

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

(34) As of September 30, 2026, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
1475 Holdings, LLC	$1,071	$(214)	$857	$—	$—	$857
365RM Holdco, LLC	16,000	—	16,000	—	—	16,000
Aardvark Bidco Pty LTD / Barrel Bidco Pty LTD*	10,135	—	10,135	—	—	10,135
Accel International Holdings, LLC	32,173	—	32,173	—	—	32,173
Accela, Inc.	1,714	—	1,714	—	—	1,714
Accelevation LLC	2,871	—	2,871	—	—	2,871
Acentra Holdings, LLC	7,162	—	7,162	—	—	7,162
Acme Bidco, Inc.	30,350	—	30,350	—	—	30,350
ACP Avenu Buyer, LLC	15,645	(1,364)	14,281	—	—	14,281
Actium Midco 3*	2,693	—	2,693	—	—	2,693
Alcresta Therapeutics Inc.	872	(203)	669	—	—	669
Alkeme Intermediary Holdings LLC	30,459	—	30,459	—	—	30,459
All Star Recruiting Locums, LLC	3,630	(196)	3,434	—	2,326	1,108
Allied Benefit Systems Intermediate LLC	9,552	—	9,552	—	—	9,552
Alpine Acquisition Corp II	60	—	60	—	—	60
Altern Marketing, LLC	4,087	—	4,087	—	—	4,087
Altitude US Buyer, LLC	123,320	—	123,320	—	—	123,320
Amber Acquisitionco LLC	957	—	957	—	—	957
American Restoration Holdings, LLC	10,917	(2,268)	8,649	—	8,649	—
Amika OpCo LLC	1,617	(186)	1,431	—	—	1,431
Apple SG Bidco Pte. Ltd.*	9,372	—	9,372	—	—	9,372
Artifact Bidco, Inc.	26,601	—	26,601	—	—	26,601
Aryeh Bidco Investment Ltd.	983	—	983	—	—	983
Aryeh Bidco Investment Ltd.*	12,666	(1,120)	11,546	—	—	11,546
Associations Inc.	5,358	—	5,358	—	—	5,358
AVSC Holding Corp.	21,651	(8,574)	13,077	—	—	13,077
Azurite Intermediate Holdings, Inc.	6,115	—	6,115	—	—	6,115
BGIF IV Fearless Utility Services, Inc.	72,604	(5,887)	66,717	—	—	66,717
Biamp	6,000	(900)	5,100	—	—	5,100
Bingo Group Buyer, Inc.	6,730	(58)	6,672	—	—	6,672

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Blitz 24-34 GmbH	$7,097	$—	$7,097	$—	$—	$7,097
Bullcave Limited	3,947	(2,895)	1,052	—	—	1,052
BX Frontier Member I LLC	6,137	—	6,137	—	—	6,137
Cambrex Corp.	15,255	(3,923)	11,332	—	—	11,332
Camin Cargo Control Holdings, Inc.	4,731	(3,714)	1,017	—	—	1,017
Cascade Parent Inc.	13,572	—	13,572	—	—	13,572
CCI Buyer, Inc.	4,978	—	4,978	—	—	4,978
Cerity Partners Equity Holding LLC	42,450	(2,403)	40,047	—	—	40,047
Channelside AcquisitionCo, Inc.	3,916	—	3,916	—	—	3,916
Chartwell Cumming Holding Corp	65,354	—	65,354	—	—	65,354
CI	16,098	(671)	15,427	—	—	15,427
CircusTrix Holdings LLC	810	(810)	—	—	—	—
Classico Holdings 2 B.V.*	22,785	—	22,785	—	—	22,785
Clearwater Analytics Holdings Inc	5,843	—	5,843	—	—	5,843
Coding Solutions Acquisition Inc	10,058	—	10,058	—	—	10,058
Consult Bidco Ltd*	38,923	—	38,923	—	—	38,923
Coretrust Purchasing Group LLC	4,737	—	4,737	—	—	4,737
CoreWeave Financing DDTL V-V LLC	8,744	—	8,744	—	—	8,744
Coupa Software Incorporated	2,495	(1,663)	832	—	—	832
Creation Technologies Inc.	36,000	(1,080)	34,920	—	—	34,920
Crete PA Holdco, LLC	85,578	—	85,578	—	—	85,578
Crewline Buyer, Inc.	4,365	—	4,365	—	—	4,365
Crunch Holdings, LLC	23,555	—	23,555	—	—	23,555
CSC Holdings, LLC	85,100	(76,504)	8,596	—	—	8,596
CT Technologies Intermediate Holdings	34,928	—	34,928	—	—	34,928
Curia Global, Inc.	21,890	—	21,890	7,525	—	14,365
Curia Receivables II SPV, LLC	4,482	(4,482)	—	—	—	—
Custom Ingredients, LLC	16,290	—	16,290	—	—	16,290
Databricks, Inc.	65,060	—	65,060	—	—	65,060
Deerfield Dakota Holding, LLC	8,970	(3,140)	5,830	—	—	5,830
DRS Holdings III, Inc.	1,341	—	1,341	—	—	1,341
EAB Global, Inc.	7,500	—	7,500	—	—	7,500

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Eagle Purchaser, Inc.	$4,251	$(4,251)	$—	$—	$—	$—
Eclipse Buyer, Inc.	2,905	—	2,905	—	—	2,905
Edition Holdings, Inc.	81,337	—	81,337	—	—	81,337
EHC Holdings Holdco Limited*	21,839	—	21,839	—	—	21,839
Elk Bidco, Inc	44,594	—	44,594	—	23,471	21,123
Endor Purchaser, Inc.	9,774	—	9,774	—	—	9,774
ERC Topco Holdings, LLC	2,135	(1,814)	321	—	—	321
Everbridge Holdings, LLC	4,976	—	4,976	—	—	4,976
Evergreen IX Borrower 2023, LLC	10,071	—	10,071	—	—	10,071
ExactCare Parent, Inc.	4,426	—	4,426	—	—	4,426
Excelligence Learning Corporation	13,562	(3,255)	10,307	—	—	10,307
FINANCIERE ASTEK*	279	—	279	—	279	—
Fire Flow Intermediate Corporation	14,669	—	14,669	—	—	14,669
Foresight US Bidco, Inc*	19,759	—	19,759	—	—	19,759
Funecap Holding*	21,631	—	21,631	—	—	21,631
G&A Partners Holding Company II, LLC	1,761	(176)	1,585	—	—	1,585
Galway Borrower LLC	2,021	(190)	1,831	—	—	1,831
Gateway US Holdings, Inc.	9,609	—	9,609	—	—	9,609
GC Waves Holdings, Inc.	26,315	—	26,315	—	—	26,315
Genius Bidco LLC	1,160	—	1,160	—	—	1,160
Geotechnical Merger Sub, Inc.	19,661	(2,185)	17,476	—	10,299	7,177
Golden Hippo Pet, LLC	6,131	—	6,131	—	—	6,131
Goldeneye Parent, LLC	12,774	—	12,774	—	—	12,774
Green Grass Foods, Inc.	1,250	(438)	812	—	—	812
GSP Midco LLC	7,000	—	7,000	—	—	7,000
Hanger, Inc.	966	—	966	—	—	966
Heartbeat BidCo GmbH*	1,224	—	1,224	—	—	1,224
Higginbotham Insurance Agency, Inc.	20,908	—	20,908	—	—	20,908
Howardsimon LLC	62,432	—	62,432	—	—	62,432
Ichor Management Limited*	1,958	—	1,958	—	—	1,958
Ideal Components Acquisition, LLC	10,076	(550)	9,526	—	—	9,526
Industrial Service Solutions WC, Inc.	20,000	(6,333)	13,667	—	—	13,667
International Schools Partnership Limited*	46,200	—	46,200	—	—	46,200

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Investment Company 24 Bidco Limited*	$319	$—	$319	$—	$—	$319
Invited, Inc.	8,116	—	8,116	—	—	8,116
IOTA HOLDINGS 3	8,250	(2,269)	5,981	—	—	5,981
IQN Holding Corp.	4,224	(2,605)	1,619	—	—	1,619
IRIS Specialty Acquisition LLC	64,788	(7,239)	57,549	—	—	57,549
IW Buyer LLC	3,146	—	3,146	—	—	3,146
Janus Bidco Limited*	21,023	—	21,023	—	—	21,023
Jazz AH Holdco, LLC	800	—	800	—	—	800
Jensen Hughes, Inc	31,090	—	31,090	—	—	31,090
JEPPESEN HOLDINGS, LLC	10,037	—	10,037	—	—	10,037
K Hovnanian Enterprises Inc	125,000	—	125,000	—	—	125,000
Kairos Intermediateco AB*	30,202	—	30,202	—	—	30,202
Kaseya Inc	2,500	—	2,500	—	—	2,500
Kite Bidco Inc.	15,212	—	15,212	—	—	15,212
Koala Investment Holdings, Inc.	18,623	—	18,623	—	—	18,623
L.A. Specialty Produce Co., LLC	21,653	—	21,653	—	—	21,653
Legacy Service Partners, LLC	22,909	—	22,909	—	—	22,909
Legends Hospitality Holding Company, LLC	11,527	(2,882)	8,645	—	—	8,645
LHS Borrower LLC	20,118	(5,231)	14,887	—	—	14,887
LIDO Purchaser, Inc	30,444	—	30,444	—	—	30,444
Lindstrom, LLC	10,000	—	10,000	—	—	10,000
Lotus Topco Inc.	2,353	—	2,353	—	—	2,353
LSCS Holdings, Inc.	242	—	242	—	—	242
M&M OPCO, LLC	476	(105)	371	—	—	371
Mari Events Midco LLC	13,942	—	13,942	—	—	13,942
Material Holdings, LLC	354	—	354	—	—	354
McClatchy Media Company, LLC	45,960	(21,871)	24,089	24,089	—	—
Mersino, Inc.	483	—	483	—	—	483
MetaTiedot Midco S.ï¿½ r.l.*	4,855	—	4,855	—	—	4,855
MGP Holdings III Corp.	3,555	(873)	2,682	—	—	2,682
Mobile Communications America, Inc.	4,291	(109)	4,182	—	—	4,182

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Mount Olympus Bidco Limited	$1,097	$—	$1,097	$—	$—	$1,097
mPulse Mobile, Inc.	7,692	—	7,692	—	3,077	4,615
MRO Holdings, Inc.	102,698	(30,000)	72,698	—	—	72,698
MRO Parent Corporation	2,222	—	2,222	—	—	2,222
Naples US HoldCo Inc	780	—	780	—	—	780
NFO Orange Buyer, LLC	24,550	(3,535)	21,015	—	—	21,015
North American Rail Solutions LLC	2,814	(387)	2,427	—	1,274	1,153
North American Rail Solutions LLC*	6,558	(2,126)	4,432	—	1,749	2,683
North Haven RI Buyer, LLC	8,437	(950)	7,487	—	—	7,487
Novotech SG Holdings Pte. Ltd./ Novotech Aus Bidco Pty Ltd/Novotech Holdings USA LLC	5,286	—	5,286	—	—	5,286
NPPI Buyer, LLC	5,618	—	5,618	—	—	5,618
OG Crimson Parent Inc	789	—	789	—	—	789
Olympus Terminals Holdco II LLC	22,000	—	22,000	—	—	22,000
OMEGA II AB*	17,804	—	17,804	—	—	17,804
OMH-Healthedge Holdings, Inc.	37,896	—	37,896	—	—	37,896
One Call Corporation	19,868	—	19,868	—	—	19,868
One Silver Serve, LLC	11,199	(4,516)	6,683	—	—	6,683
Opseo Holding B.V.*	51,490	—	51,490	—	45,210	6,280
Orthrus Ltd*	4,947	—	4,947	—	4,947	—
Pai Middle Tier, LLC	5,250	(525)	4,725	—	—	4,725
Paisley Bidco Limited*	10,812	—	10,812	—	10,812	—
Parfums Holding Company, Inc.	10,268	—	10,268	—	—	10,268
Pathfinder Bidco Limited*	18,321	—	18,321	—	—	18,321
Patriot Foods Buyer, Inc.	2,590	—	2,590	—	—	2,590
Patriot Growth Insurance Services, LLC	2,311	—	2,311	—	—	2,311
PHOENIX TOWER INTERNATIONAL GLOBAL 2, LLC*	9,366	—	9,366	—	—	9,366
Pinnacle Buyer LLC	2,742	—	2,742	—	—	2,742
PMA Parent Holdings, LLC	987	—	987	—	—	987
Poly-Wood, LLC	23,045	—	23,045	—	—	23,045
PPT Purchaser LLC	48,313	(2,381)	45,932	—	—	45,932

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
PROJECT CARDINAL ACQUISITION, LLC	$8,947	$—	$8,947	$—	$—	$8,947
Protein For Pets Opco, LLC	4,717	—	4,717	—	—	4,717
Pye-Barker Fire & Safety LLC	1,645	—	1,645	—	—	1,645
QBS Parent, Inc.	39,563	—	39,563	—	—	39,563
Qinetic, Inc.	56,100	—	56,100	—	—	56,100
QTS Project Ram	11,877	—	11,877	—	11,877	—
Quito*	17,068	—	17,068	—	—	17,068
R.F. Fager Company, LLC	632	(495)	137	—	78	59
Radiate Holdco, LLC	408	—	408	—	—	408
Rarebreed Veterinary Partners, Inc.	5,814	—	5,814	—	—	5,814
Reliable Doors, LLC	1,164	—	1,164	—	—	1,164
Resurge Buyer LLC	915	—	915	—	—	915
Rialto Management Group, LLC	2,658	—	2,658	—	—	2,658
RoC Holdco LLC	4,390	—	4,390	—	—	4,390
Rochester Midland Corporation	6,659	(1,393)	5,266	—	—	5,266
Rocket Bidco Limited*	27,259	—	27,259	—	—	27,259
Rocket Youth Brands Holdco LLC	73,457	—	73,457	—	—	73,457
Runway Bidco, LLC	62,292	—	62,292	—	—	62,292
Russell Investments US Institutional Holdco Inc	9,900	—	9,900	—	—	9,900
Saber Parent Holdings Corp	48,504	—	48,504	—	—	48,504
SCP WQS BUYER, LLC	16,929	—	16,929	—	—	16,929
SG Acquisition, Inc.	5,757	—	5,757	—	—	5,757
Sigma Irish Acquico Limited	3,405	—	3,405	—	—	3,405
Silk Holdings III Corp.	15,175	—	15,175	—	—	15,175
Smith Topco, Inc.	1,692	—	1,692	—	—	1,692
Space Finco, Inc.	16,476	—	16,476	—	—	16,476
SPARKLE BIDCO LIMITED*	17,092	—	17,092	—	—	17,092

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Spruce Bidco II Inc.	$26,335	$(7,315)	$19,020	$—	$—	$19,020
SRP Eagle Buyer Inc.	24,706	—	24,706	—	—	24,706
SupplyHouse LLC	20,000	—	20,000	—	—	20,000
Thg Acquisition, LLC	13,017	(3,838)	9,179	—	—	9,179
TITAN BW BORROWER L.P.	40,322	—	40,322	—	—	40,322
TL Lotus Holdings, Inc.	20,000	—	20,000	—	—	20,000
Trading Technologies International, Inc.	6,757	—	6,757	—	—	6,757
Traffic Management Solutions, LLC	5,581	—	5,581	—	—	5,581
Trench Plate Rental Co.	4,545	(4,000)	545	—	—	545
Tribe Bidco Limited*	30,232	(264)	29,968	—	—	29,968
Trilon Group LLC	519	—	519	—	—	519
Truck-Lite Co., LLC	76,436	—	76,436	—	—	76,436
Truist Insurance Holdings, LLC	24,868	—	24,868	—	—	24,868
TS Investors, LLC	1,829	—	1,829	—	—	1,829
Tulip Bidco Limited*	26,463	—	26,463	—	—	26,463
TZ Buyer LLC	606	(406)	200	—	—	200
Uft Buyer LLC	58,639	—	58,639	—	—	58,639
Ultra Bidco, LLC	13,883	—	13,883	—	4,628	9,255
Uniguest Holdings, Inc	21,102	—	21,102	—	—	21,102
US Fertility Enterprises, LLC	896	—	896	—	—	896
USA DeBusk LLC	2,748	(2,251)	497	—	—	497
USG Buyer, LLC	43,500	—	43,500	—	—	43,500
Vamos Bidco, Inc.	27,845	(5,012)	22,833	—	—	22,833

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Name of Issuer	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net adjusted unfunded revolving and delayed draw commitments
Vantage Specialty Chemicals Holdings, Inc.	$4,824	$(1,538)	$3,286	$—	$—	$3,286
Venture Global CP2 LNG, LLC	33,478	—	33,478	—	—	33,478
Victoria Holdings	50,000	—	50,000	—	—	50,000
Village Pet Care, LLC	3,327	(365)	2,962	—	2,962	—
Volunteer AcquisitionCo, LLC	758	(455)	303	—	—	303
Vybond Buyer, LLC	14,000	—	14,000	—	—	14,000
WC ORS Buyer, Inc.	14,346	(9,325)	5,021	—	—	5,021
Wealth Enhancement Group, LLC	9,916	—	9,916	—	—	9,916
WH BorrowerCo, LLC	4,511	(1,049)	3,462	—	3,462	—
Whiskey Borrower, LLC	55,000	(355)	54,645	—	—	54,645
Windrose Holdings III	13,750	—	13,750	—	—	13,750
Wisdom Purchaser, LLC	4,214	—	4,214	—	—	4,214
Zafin Labs Americas Incorporated	2,500	—	2,500	—	—	2,500
Zendesk, Inc.	13,400	—	13,400	—	—	13,400
Zenith AcquisitionCo, LLC	47,134	—	47,134	—	—	47,134
Zeus Company LLC	7,539	(1,257)	6,282	—	—	6,282
Total	$3,888,271	$(268,369)	$3,619,902	$31,614	$135,100	$3,453,188

* These investments are in a foreign currency and the total commitment has been converted to USD using the September 30, 2026 exchange rate.

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

(35) Securities that are exempt from registration under the Securities Act of 1933 (the "Securities Act"), and may be deemed to be "restricted securities" under the Securities Act. As of September 30, 2026, the aggregate fair value of these securities is $144,634 or 1.1% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Issuer	Security Type	Acquisition Date
Alpine Acquisition Corp II	Preferred Equity - Preferred Stocks	1/14/2026
Alpine Acquisition Corp II	Common Equity - Equity Unit	1/14/2026
ERC Topco Holdings, LLC	Common Equity - Stock	8/3/2026
Medallia Holdco LLC	Common Equity - Stock	7/30/2026
Medallia Topco LLC	Preferred Equity - Cumulative Preferred	7/30/2026
Medallia Topco LLC	Common Equity - Membership Interest	7/30/2026
Medallia, Inc.	Common Equity - Stock	7/30/2026
New Aci Intermediate I LLC	Common Equity - Stock	7/1/2026
PECF USS Intermediate Holding III Corporation	Common Equity - Stock	3/3/2026
Pegasus UK Bidco Limited	Common Equity - Special Purpose Vehicles	6/26/2026
Soho House & Co Inc.	Common Equity - Stock	1/29/2026
VCI Intermediate Topco 1 LLC	Common Equity - Membership Interest	11/19/2025
VCI Intermediate TopCo 2 LLC	Common Equity - Membership Interest	2/13/2026
VCI Intermediate TopCo 3 LLC	Common Equity - Membership Interest	4/23/2026

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

(36) The following shows the composition of the Company’s portfolio at cost by investment type and industry as of September 30, 2026:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total
Aerospace & Defense	$975,157	$—	$—	$—	$—	$975,157
Air Freight & Logistics	117,474	—	—	—	—	117,474
Automobile Components	468,832	—	—	—	—	468,832
Banks	23,743	—	—	—	—	23,743
Beverages	29,591	—	—	—	—	29,591
Building Products	607,502	—	—	—	—	607,502
Capital Markets	265,486	—	—	—	—	265,486
Chemicals	214,828	—	—	—	100	214,928
Commercial Services & Supplies	1,502,970	—	—	50	10,493	1,513,513
Communications Equipment	17,330	—	—	—	3,465	20,795
Construction & Engineering	401,608	—	—	—	151	401,759
Construction Materials	18,634	—	—	—	—	18,634
Consumer Staples Distribution & Retail	654,355	—	—	—	—	654,355
Containers & Packaging	175,313	—	—	—	—	175,313
Distributors	59,061	—	—	—	—	59,061
Diversified Consumer Services	1,239,733	—	—	—	—	1,239,733
Diversified REITs	36,438	—	—	—	—	36,438
Diversified Telecommunication Services	238,632	—	4,605	—	—	243,237
Electric Utilities	208,002	—	—	—	—	208,002
Electrical Equipment	30,791	—	—	—	—	30,791
Electronic Equipment, Instruments & Components	154,823	—	—	—	—	154,823
Energy Equipment & Services	44,047	—	—	—	—	44,047
Entertainment	551,606	—	—	—	—	551,606
Financial Services	1,523,707	—	—	5,143	—	1,528,850
Food Products	135,014	—	—	—	125	135,139
Ground Transportation	166,058	—	—	—	—	166,058

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total
Health Care Equipment & Supplies	$242,630	$—	$—	$—	$—	$242,630
Health Care Providers & Services	1,743,337	—	—	—	972	1,744,309
Health Care Technology	805,300	—	—	—	—	805,300
Hotels, Restaurants & Leisure	1,271,052	—	22,230	—	3,657	1,296,939
Household Durables	214,439	—	—	—	—	214,439
Household Products	105,460	—	—	—	100	105,560
Independent Power & Renewable Electricity Producers	54,313	—	—	—	—	54,313
Industrial Conglomerates	—	—	—	—	90	90
Insurance	967,130	—	—	49	—	967,179
Interactive Media & Services	262,597	—	—	—	—	262,597
IT Services	281,387	—	—	—	77	281,464
Leisure Products	114,341	—	—	—	—	114,341
Life Sciences Tools & Services	412,201	—	—	—	—	412,201
Machinery	578,142	—	—	—	—	578,142
Media	476,739	—	—	—	—	476,739
Metals & Mining	122,229	—	—	—	—	122,229
Oil, Gas & Consumable Fuels	320,773	—	—	—	48,846	369,619
Paper & Forest Products	15,341	—	—	1,497	—	16,838
Personal Care Products	557,484	—	—	—	33	557,517
Pharmaceuticals	668,246	—	—	215	102	668,563
Professional Services	1,548,660	—	—	—	—	1,548,660
Real Estate Management & Development	93,581	—	—	—	—	93,581
Semiconductors & Semiconductor Equipment	12,458	—	—	—	—	12,458
Software	2,725,761	—	—	4,645	—	2,730,406
Specialty Retail	240,092	—	—	—	—	240,092
Technology Hardware, Storage & Peripherals	721,094	—	—	—	55,687	776,781
Textiles, Apparel & Luxury Goods	421,422	—	—	—	—	421,422
Trading Companies & Distributors	201,059	—	—	—	90	201,149
Transportation Infrastructure	374,614	—	—	—	—	374,614
Wireless Telecommunication Services	216,188	—	—	—	—	216,188
Total	$25,628,805	$—	$26,835	$11,599	$123,988	$25,791,227

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

(37) The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of September 30, 2026:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total	% of Net Assets
Aerospace & Defense	$984,194	$—	$—	$—	$—	$984,194	7.3%
Air Freight & Logistics	117,737	—	—	—	—	117,737	0.9%
Automobile Components	470,139	—	—	—	—	470,139	3.5%
Banks	24,351	—	—	—	—	24,351	0.2%
Beverages	29,712	—	—	—	—	29,712	0.2%
Building Products	584,752	—	—	—	—	584,752	4.3%
Capital Markets	275,641	—	—	—	—	275,641	2.0%
Chemicals	185,528	—	—	—	152	185,680	1.4%
Commercial Services & Supplies	1,510,052	—	—	50	8,436	1,518,538	11.2%
Communications Equipment	13,947	—	—	—	202	14,149	0.1%
Construction & Engineering	391,643	—	—	—	133	391,776	2.9%
Construction Materials	18,523	—	—	—	—	18,523	0.1%
Consumer Staples Distribution & Retail	669,619	—	—	—	—	669,619	5.0%
Containers & Packaging	174,347	—	—	—	—	174,347	1.3%
Distributors	59,400	—	—	—	—	59,400	0.4%
Diversified Consumer Services	1,239,566	—	—	—	—	1,239,566	9.2%
Diversified REITs	36,476	—	—	—	—	36,476	0.3%
Diversified Telecommunication Services	171,023	—	2,719	—	—	173,742	1.3%
Electric Utilities	206,263	—	—	—	—	206,263	1.5%
Electrical Equipment	31,221	—	—	—	—	31,221	0.2%
Electronic Equipment, Instruments & Components	155,113	—	—	—	—	155,113	1.1%
Energy Equipment & Services	42,495	—	—	—	—	42,495	0.3%
Entertainment	554,481	—	—	—	—	554,481	4.1%
Financial Services	1,518,948	—	—	5,114	—	1,524,062	11.3%
Food Products	135,173	—	—	—	99	135,272	1.0%
Ground Transportation	163,230	—	—	—	—	163,230	1.2%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Preferred Equity	Common Equity	Total	% of Net Assets
Health Care Equipment & Supplies	$239,305	$—	$—	$—	$—	$239,305	1.8%
Health Care Providers & Services	1,699,208	—	—	—	527	1,699,735	12.6%
Health Care Technology	803,650	—	—	—	—	803,650	5.9%
Hotels, Restaurants & Leisure	1,284,059	—	22,122	—	4,063	1,310,244	9.7%
Household Durables	214,932	—	—	—	—	214,932	1.6%
Household Products	103,822	—	—	—	130	103,952	0.8%
Independent Power & Renewable Electricity Producers	49,845	—	—	—	—	49,845	0.4%
Industrial Conglomerates	—	—	—	—	174	174	0.0%
Insurance	962,622	—	—	50	—	962,672	7.1%
Interactive Media & Services	269,288	—	—	—	—	269,288	2.0%
IT Services	285,343	—	—	—	165	285,508	2.1%
Leisure Products	108,446	—	—	—	—	108,446	0.8%
Life Sciences Tools & Services	351,651	—	—	—	—	351,651	2.6%
Machinery	581,074	—	—	—	—	581,074	4.3%
Media	473,380	—	—	—	—	473,380	3.5%
Metals & Mining	124,988	—	—	—	—	124,988	0.9%
Oil, Gas & Consumable Fuels	314,468	—	—	—	48,791	363,259	2.7%
Paper & Forest Products	14,657	—	—	907	—	15,564	0.1%
Personal Care Products	561,770	—	—	—	—	561,770	4.2%
Pharmaceuticals	652,888	—	—	185	199	653,272	4.8%
Professional Services	1,550,909	—	—	—	—	1,550,909	11.5%
Real Estate Management & Development	91,641	—	—	—	—	91,641	0.7%
Semiconductors & Semiconductor Equipment	12,498	—	—	—	—	12,498	0.1%
Software	2,667,705	—	—	4,082	—	2,671,787	19.8%
Specialty Retail	248,031	—	—	—	—	248,031	1.8%
Technology Hardware, Storage & Peripherals	736,404	—	—	—	77,855	814,259	6.0%
Textiles, Apparel & Luxury Goods	419,662	—	—	—	—	419,662	3.1%
Trading Companies & Distributors	202,419	—	—	—	213	202,632	1.5%
Transportation Infrastructure	362,446	—	—	—	—	362,446	2.7%
Wireless Telecommunication Services	217,498	—	—	—	—	217,498	1.6%
Total	$25,368,183	$—	$24,841	$10,388	$141,139	$25,544,551	189.0%
% of Net Assets	187.7%	0.0%	0.2%	0.1%	1.0%	189.0%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of September 30, 2026
Software	10.5%
Health Care Providers & Services	6.7%
Professional Services	6.1%
Financial Services	6.0%
Commercial Services & Supplies	5.9%
Hotels, Restaurants & Leisure	5.1%
Diversified Consumer Services	4.9%
Aerospace & Defense	3.9%
Insurance	3.8%
Technology Hardware, Storage & Peripherals	3.2%
Health Care Technology	3.1%
Consumer Staples Distribution & Retail	2.6%
Pharmaceuticals	2.6%
Building Products	2.3%
Machinery	2.3%
Personal Care Products	2.2%
Entertainment	2.2%
Media	1.8%
Automobile Components	1.8%
Textiles, Apparel & Luxury Goods	1.6%
Construction & Engineering	1.5%
Oil, Gas & Consumable Fuels	1.4%
Transportation Infrastructure	1.4%
Life Sciences Tools & Services	1.4%
IT Services	1.1%
Capital Markets	1.1%
Specialty Retail	1.0%
Interactive Media & Services	1.0%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of September 30, 2026
Health Care Equipment & Supplies	0.9%
Wireless Telecommunication Services	0.8%
Household Durables	0.8%
Electric Utilities	0.8%
Trading Companies & Distributors	0.8%
Chemicals	0.7%
Containers & Packaging	0.7%
Diversified Telecommunication Services	0.7%
Ground Transportation	0.6%
Electronic Equipment, Instruments & Components	0.6%
Food Products	0.5%
Metals & Mining	0.5%
Air Freight & Logistics	0.5%
Leisure Products	0.4%
Household Products	0.4%
Real Estate Management & Development	0.4%
Distributors	0.2%
Independent Power & Renewable Electricity Producers	0.2%
Energy Equipment & Services	0.2%
Diversified REITs	0.1%
Electrical Equipment	0.1%
Beverages	0.1%
Banks	0.1%
Construction Materials	0.1%
Paper & Forest Products	0.1%
Communications Equipment	0.1%
Semiconductors & Semiconductor Equipment	0.1%
Industrial Conglomerates	0.0%
100.0%

See notes to consolidated financial statements

APOLLO DEBT SOLUTIONS BDC

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Geographic Region	Percentage of Total Investments (at Fair Value) as of September 30, 2026
United States	75.2%
Europe	10.9%
United Kingdom	10.5%
Australia	1.8%
Canada	0.8%
Middle East	0.3%
Caribbean	0.3%
Asia	0.2%

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

Apollo Credit Management, LLC (the "Adviser" or "Valuation Designee") is our investment adviser and is an affiliate of Apollo Global Management, Inc. and its consolidated subsidiaries ("AGM" or "Apollo"). The Adviser, subject to the overall supervision of our Board of Trustees (the "Board"), manages the day-to-day operations of the Company and provides investment advisory services to the Company.

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

As of September 30, 2026, the Company's consolidated subsidiaries were Cardinal Funding LLC, Mallard Funding LLC, Grouse Funding LLC, Warbler Funding LLC, Toucan Funding LLC, Bald Eagle Funding LLC, ADS CLO 1 LLC, ADL CLO 1 LLC, ADS CLO 2 LLC, ADL CLO 2 LLC, ADL CLO 3 LLC, ADS Lender LLC, ADS Holdings (Lux) S.à.r.l., ADS Hera SPV LLC, ADS Presidio SPV LLC, ADS Aoide SPV LLC, ADS BDC Holdings (UK) Ltd and ADS Apollonia SPV LLC.

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

Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of September 30, 2026 and December 31, 2025 were $1,054,940 and $498,557, respectively, of which $491,120 and $227,502, respectively, were held in money market funds.

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

ASC 820 prioritizes the use of observable market prices from active markets over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a readily available market quotation for these investments existed, and these differences could be material.

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

Investment Valuation Process

The Board has designated the Adviser as its "valuation designee" pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. The Valuation Designee is responsible for determining the fair value of our portfolio investments, subject to the oversight of the Board.

Our exchange traded portfolio investments for which market quotations are readily available are valued at market value. Market value is generally determined on the basis of official exchange (e.g., NYSE or NASDAQ) closing prices or the last quoted trade price on the primary exchange or market (foreign or domestic) on which they are most actively traded (or at approximately 4:00 p.m. Eastern Time if a security’s primary exchange is normally open at that time). Our portfolio investments traded in the over-the-counter market including, but not limited to, loans and bonds are valued on the basis of quotations obtained from independent pricing services, or where applicable, broker quotes. The Valuation Designee reviews market quotations against multiple sources and, where a quotation is determined not to reflect fair value, such differences are reviewed, and adjusted where applicable, in accordance with the Valuation Policy and Procedures.

Portfolio investments, such as directly originated assets, for which quotations are not provided by independent pricing services or for which such quotations are deemed not to represent fair value are evaluated by the Valuation Designee utilizing independent third-party valuation firms and/or proprietary information to assist in determining fair value. Such portfolio investments are generally categorized as Level 3, consistent with ASC 820. The Valuation Designee has engaged multiple independent third-party valuation firms based on a review of each firm’s expertise and relevant experience in valuing certain investments. In each case, the independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations. In connection with our monthly NAV determination, such investments are generally valued utilizing a market approach, an income approach or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The valuation is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Valuation Designee may take into account in fair valuing our investments include, and in combination, as relevant: (i) available current market data, including relevant and applicable market trading and transaction comparables, (ii) applicable market yields and multiples, (iii) security covenants, (iv) seniority of investments in the investee company’s capital structure, (v) call protection provisions, (vi) information rights, (vii) the nature and realizable value of any collateral, (viii) the portfolio company’s ability to make payments, (ix) its earnings and discounted cash flows, (x) the markets in which the portfolio company does business, (xi) comparisons of financial ratios of public peer companies, (xii) merger and acquisition (“M&A”) comparables, (xiii) our principal market (as the reporting entity) and (xiv) enterprise values, among other factors.After acquiring such investments, they may be held at cost for a period, generally up to a quarter, provided that no material change has since occurred in the issuer’s business, significant inputs or the relevant environment.

When an event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Valuation Designee, with assistance from third-party valuation firms as appropriate, evaluates whether such event impacts the valuation.

In addition to the process described above, the Adviser has developed a proprietary process to generate daily estimated fair values for certain Level 3 investments, in between receipt of valuation recommendations from third-party valuation firms, where applicable, including but not limited to directly originated loans and other privately negotiated credit instruments, corporate obligations, and other illiquid or thinly traded credit instruments. Such estimates represent a good faith estimate of fair value as of a specified date and time, derived primarily from internal models and inputs and including external inputs where available in a manner consistent with our Valuation Policy and Procedures and ASC 820. The methodology seeks to capture inputs considered by the Valuation Designee in the standard valuation process, including, as applicable, cash flows and deal economic assumptions, market data and benchmarks, and risk adjustments. Where the Valuation Designee determines it appropriate, inputs may be calibrated to observable market benchmarks, indices, or comparable publicly traded instruments, including current credit spreads and market yields. The daily valuation process captures price-discovery events and considers fair valuation recommendations provided by third-party valuation firms. The Adviser may use daily estimated fair values to adjust the carrying value of Level 3 investments in connection with NAV determination. The Valuation Designee oversees this process.

A material portion of our portfolio consists of Level 3 assets, whose valuations rely on significant unobservable inputs and are subject to a higher degree of uncertainty, management judgment, and model risk than assets priced using observable market data. Determination of fair values involves subjective judgments and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our consolidated financial statements included elsewhere in this report, refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

During the three months ended September 30, 2026, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Options

The Company may enter into options as part of its risk management activities. These instruments are recorded at fair value on the Consolidated Statements of Assets and Liabilities, with changes in fair value recognized in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations. The Company does not apply hedge accounting to these instruments.

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

As of September 30, 2026, 1.1% of total investments at amortized cost, or 0.5% of total investments at fair value, were on non-accrual status. As of December 31, 2025, 0.8% of total investments at amortized cost, or 0.3% of total investments at fair value, were on non-accrual status.

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

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its shareholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to shareholders through September 30, 2026 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file Form 1099 for the tax year ending December 31, 2026. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to shareholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.

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

We follow ASC 740, Income Taxes ("ASC 740"). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of September 30, 2026, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

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

Fair Value Measurement - Investment Companies with Equity Securities Subject to Contractual Sale Restrictions

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

For the three and nine months ended September 30, 2026, the Company recognized $44,623 and $137,192 respectively, of management fees.

For the three and nine months ended September 30, 2025, the Company recognized $44,374 and $117,605 respectively, of management fees.

For the three and nine months ended September 30, 2026, the Company recognized $44,082 and $131,479 respectively, of incentive fees based on income and $0 and $0, respectively, of incentive fees based on cumulative net realized gains/(losses).

For the three and nine months ended September 30, 2025, the Company recognized $40,383 and $110,607, respectively, of incentive fees based on income and $0 and $(915), respectively, of incentive fees based on cumulative net realized gains/(losses).

As of September 30, 2026 and December 31, 2025, management fee payables were $14,637 and $16,434, respectively, and performance-based incentive fees payable were $44,082 and $44,714, respectively.

Fees From Affiliates

From time-to-time various affiliates of Adviser are involved in transactions whereby certain fees, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, "Capital Solution services") are earned and rebated back to the Company. These fees are accounted for as "Other income" in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2026, the Company received $369 and $3,656, respectively, in fee rebates from affiliates related to Capital Solution services. For the three and nine months ended September 30, 2025, the Company received $760 and $7,240, respectively, in fee rebates from affiliates related to Capital Solution services.

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

Distribution and Servicing Plan

On July 22, 2021, the Board approved a distribution and servicing plan (the "Distribution and Servicing Plan"). On November 5, 2026, the Board approved continuing the Distribution and Servicing Plan. The following table shows the shareholder servicing and/or distribution fees the Company will pay the Intermediary Manager with respect to the Class S shares, Class D shares and Class I shares on an annualized basis as a percentage of the Company’s NAV for such class. No shareholder servicing and/or distribution fees will be paid with respect to Class I shares. The shareholder servicing and/or distribution is paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

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

For the three and nine months ended September 30, 2026, the Company accrued distribution and shareholder servicing fees of $6,178 and $18,521, respectively, which were attributable to Class S shares. For the three and nine months ended September 30, 2026 the Company accrued distribution and shareholder servicing fees of $13 and $38, respectively, which were attributable to Class D shares.

For the three and nine months ended September 30, 2025, the Company accrued distribution and shareholder servicing fees of $5,856 and $15,948, respectively, which were attributable to Class S shares. For the three and nine months ended September 30, 2025 the Company accrued distribution and shareholder servicing fees of $9 and $21, respectively, which were attributable to Class D shares.

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

As of September 30, 2026, the Company’s co-investment holdings were 37.0% of the portfolio or $9,457,438, measured at fair value. On a cost basis, 36.8% of the portfolio or $9,478,464 were co-investments.

As of December 31, 2025, the Company’s co-investment holdings were 39.6% of the portfolio or $9,699,301, measured at fair value. On a cost basis, 39.5% of the portfolio or $9,651,981 were co-investments.

Note 4. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investments as of September 30, 2026 with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$25,628,805	$25,368,183	$—	$4,179,870	$21,188,313
Second Lien Secured Debt	—	—	—	—	—
Unsecured Debt	26,835	24,841	—	9,512	15,329
Common Equity/Interests	123,988	141,139	—	202	140,937
Preferred Equity	11,599	10,388	—	—	10,388
Total Investments before Cash Equivalents	$25,791,227	$25,544,551	$—	$4,189,584	$21,354,967
Money Market Fund	$491,120	$491,120	$491,120	$—	$—
Total Cash Equivalents	$491,120	$491,120	$491,120	$—	$—
Total Investments after Cash Equivalents	$26,282,347	$26,035,671	$491,120	$4,189,584	$21,354,967
Interest rate swaps	$—	$(208,313)	$—	$(208,313)	$—
Options (Swaptions and Binary Options)	—	1,217	—	1,217	—
Foreign currency forward transactions	—	120,931	—	120,931	—
Total Assets and Liabilities at Fair Value	$26,282,347	$25,949,506	$491,120	$4,103,419	$21,354,967

The following table shows the composition of our investments as of December 31, 2025, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$24,310,842	$24,441,482	$—	$5,843,088	$18,598,394
Second Lien Secured Debt	33,700	5,235	—	5,235	—
Unsecured Debt	45,544	45,525	—	10,448	35,077
Common Equity/Interests	18,084	15,993	—	—	15,993
Preferred Equity	6,255	7,393	—	—	7,393
Total Investments before Cash Equivalents	$24,414,425	$24,515,628	$—	$5,858,771	$18,656,857
Money Market Fund	$227,502	$227,502	$227,502	$—	$—
Total Cash Equivalents	$227,502	$227,502	$227,502	$—	$—
Total Investments after Cash Equivalents	$24,641,927	$24,743,130	$227,502	$5,858,771	$18,656,857
Currency swaps	$—	$7,947	$—	$7,947	$—
Interest rate swaps	—	56,888	—	56,888	—
Foreign currency forward transactions	—	(27,819)	—	(27,819)	—
Total Assets and Liabilities at Fair Value	$24,641,927	$24,780,146	$227,502	$5,895,787	$18,656,857

The following table shows changes in the fair value of our Level 3 investments during the three months ended September 30, 2026:

	Three Months Ended September 30, 2026
	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Common Equity/ Interests	Preferred Equity	Total
Fair value as of June 30, 2026	$20,088,954	$—	$14,940	$68,954	$8,982	$20,181,830
Net realized gains (losses)	(28,975)	—	—	16	—	(28,959)
Net change in unrealized gains (losses)	(47)	—	(93)	23,237	(849)	22,248
Net amortization on investments	14,218	—	6	—	53	14,277
Purchases, including capitalized PIK (3)	1,804,388	—	476	48,847	4,592	1,858,303
Sales (3)	(1,251,194)	—	—	(117)	(2,390)	(1,253,701)
Transfers out of Level 3 (1)	—	—	—	—	—	—
Transfers into Level 3 (1)	560,969	—	—	—	—	560,969
Fair value as of September 30, 2026	$21,188,313	$—	$15,329	$140,937	$10,388	$21,354,967

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2026	$(53,071)	$—	$(93)	$23,253	$(849)	$(30,760)

The following table shows changes in the fair value of our Level 3 investments during the nine months ended September 30, 2026:

	Nine Months Ended September 30, 2026
	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Common Equity/ Interests	Preferred Equity	Total
Fair value as of December 31, 2025	$18,598,394	$—	$35,077	$15,993	$7,393	$18,656,857
Net realized gains (losses)	(41,907)	—	—	—	46	(41,861)
Net change in unrealized gains (losses)	(327,408)	—	36	20,232	(2,351)	(309,491)
Net amortization on investments	37,184	—	99	—	53	37,336
Purchases, including capitalized PIK (3)	5,797,234	—	15,317	105,905	7,542	5,925,998
Sales (3)	(2,936,531)	—	(35,200)	—	(2,295)	(2,974,026)
Transfers out of Level 3 (1)	—	—	—	(1,193)	—	(1,193)
Transfers into Level 3 (1)	61,347	—	—	—	—	61,347
Fair value as of September 30, 2026	$21,188,313	$—	$15,329	$140,937	$10,388	$21,354,967

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2026	$(370,320)	$—	$(3)	$20,232	$(2,351)	$(352,442)

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
(2)
Includes unfunded commitments measured at fair value of $(58,746).
(3)
Includes reorganizations and restructuring of investments.

The following table shows changes in the fair value of our Level 3 investments during the three months ended September 30, 2025:

	Three Months Ended September 30, 2025
	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Common Equity/ Interests	Preferred Equity	Total
Fair value as of June 30, 2025	$14,534,667	$—	$—	$6,799	$6,944	$14,548,410
Net realized gains (losses)	17,417	—	—	—	—	17,417
Net change in unrealized gains (losses)	(24,991)	—	—	28	79	(24,884)
Net amortization on investments	7,272	—	—	—	—	7,272
Purchases, including capitalized PIK (3)	2,061,679	—	—	50	—	2,061,729
Sales (3)	(572,921)	—	—	(50)	—	(572,971)
Transfers out of Level 3 (1)	(21,082)	—	—	—	—	(21,082)
Transfers into Level 3 (1)	252,995	—	—	—	—	252,995
Fair value as of September 30, 2025	$16,255,036	$—	$—	$6,827	$7,023	$16,268,886

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2025	$(16,594)	$—	$—	$28	$80	$(16,486)

The following table shows changes in the fair value of our Level 3 investments during the nine months ended September 30, 2025:

	Nine Months Ended September 30, 2025
	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Common Equity/ Interests	Preferred Equity	Total
Fair value as of December 31, 2024	$11,191,530	$5,723	$—	$833	$6,428	$11,204,514
Net realized gains (losses)	35,946	(33,842)	—	—	—	2,104
Net change in unrealized gains (losses)	223,152	31,087	—	2,450	524	257,213
Net amortization on investments	23,504	—	—	—	—	23,504
Purchases, including capitalized PIK (3)	7,621,275	—	10,000	3,594	71	7,634,940
Sales (3)	(2,622,087)	(2,968)	(10,000)	(50)	—	(2,635,105)
Transfers out of Level 3 (1)	(341,818)	—	—	—	—	(341,818)
Transfers into Level 3 (1)	123,534	—	—	—	—	123,534
Fair value as of September 30, 2025	$16,255,036	$—	$—	$6,827	$7,023	$16,268,886

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2025	$202,868	$—	$—	$2,450	$524	$205,842

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

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of September 30, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2026 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range			Weighted Average (1)
First Lien Secured Debt	$18,893,175	Discounted Cash Flow	Discount Rate	0.0%	-	19.0%	10.6%
	2,063,408	Transactional Value	Cost	N/A		N/A	N/A
	196,712	Asset Recoverability	Recoverability %	0.0%	-	76.0%	27.6%
	35,018	Pricing Service	Broker Quote	50.0%	-	55.0%	52.5%
Unsecured Debt	15,329	Discounted Cash Flow	Discount Rate	14.2%	-	14.2%	14.2%
Common Equity/Interests	10,100	Market Comparable Technique	Comparable Multiple	0.4x	-	21.0x	11.0x
	81,918	Discounted Cash Flow	Discount Rate	10.0%	-	13.3%	11.2%
	48,892	Transactional Value	Cost	N/A		N/A	N/A
	27	Asset Recoverability	Estimated Proceeds	N/A		N/A	N/A
Preferred Equity	50	Asset Recoverability	Estimated Proceeds	N/A		N/A	N/A
	4,267	Market Comparable Technique	Comparable Multiple	6.9x	-	15.5x	11.2x
	5,164	Discounted Cash Flow	Discount Rate	11.8%	-	12.8%	12.3%
	907	Asset Recoverability	Recoverability %	53.0%	-	53.0%	53.0%
Total Level 3 Investments	$21,354,967
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

Investment Transactions

For the three and nine months ended September 30, 2026, purchases of investments on a trade date basis were $2,833,279 and $8,624,178, respectively.

For the three and nine months ended September 30, 2025, purchase of investments on a trade date basis were $3,643,804 and $12,619,631, respectively.

For the three and nine months ended September 30, 2026, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $2,671,503 and $7,267,020, respectively.

For the three and nine months ended September 30, 2025, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $1,019,398 and $4,978,735, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three and nine months ended September 30, 2026, PIK income earned was $19,894 and $56,487, respectively. During the three and nine months ended September 30, 2025, PIK income earned was $13,743 and $28,254, respectively.

The following table shows the change in capitalized PIK balance for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
PIK balance at beginning of period	$101,861	$46,505	$70,653	$32,548
PIK income capitalized	20,547	12,285	55,424	26,242
PIK capitalized exited from investment sales, repayments, and restructurings	(3,918)	(2,512)	(7,587)	(2,512)
PIK income received in cash	—	—	—	—
PIK balance at end of period	$118,490	$56,278	$118,490	$56,278

Note 5. Derivative Instruments

In the normal course of business, the Company enters into derivative financial instruments to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures.

Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2026:

Counterparty	Notional amount to be purchased		Notional amount to be sold		Settlement Date	Fair Value*	Balance Sheet Location of Net Amounts
BNP Paribas S.A.	A$	4,191		$3,024	12/16/2026	$(115)	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.		$56,677	C$	77,813	12/16/2026	1,803	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.	₣	90		$113	12/16/2026	(4)	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.		$315,593		€270,395	12/16/2026	8,329	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.		$1,247,314		£922,394	12/16/2026	23,363	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.		$138,591	₩	197,755,936	11/12/2026	(7,254)	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.		$3,052	₩	4,083,935	12/16/2026	38	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.		$169	Skr	1,915	12/16/2026	(23)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International	A$	2,729		$1,967	12/16/2026	(73)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International		$10,212		€8,765	12/16/2026	251	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International		$4,685		£3,465	12/16/2026	88	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International		$3,271		¥498,428	12/16/2026	87	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Bank N.A.		$99,320	A$	137,772	12/16/2026	3,701	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Bank N.A.		$84,119	C$	115,585	12/16/2026	2,608	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Bank N.A.		$150	₣	120	12/16/2026	5	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Bank N.A.		$10,728		¥1,634,511	12/16/2026	285	Unrealized appreciation (depreciation) on foreign currency forward contracts

Counterparty	Notional amount to be purchased		Notional amount to be sold		Settlement Date	Fair Value*	Balance Sheet Location of Net Amounts
Morgan Stanley Bank N.A.	Nkr	19,201		$2,087	12/16/2026	$(92)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Bank N.A.		$64,470	Skr	615,331	12/16/2026	2,739	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$124,825	A$	174,537	12/16/2026	3,690	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$18,554	C$	25,540	12/16/2026	543	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$82	₣	66	12/16/2026	3	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		¥42,037		$275	12/16/2026	(7)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$69,302	Nkr	644,622	12/16/2026	2,324	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$4,201	Skr	40,367	12/16/2026	152	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association		$287,905	A$	402,239	12/16/2026	8,738	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association		$19,222	C$	26,504	12/16/2026	531	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association		$12,028	₣	9,674	12/16/2026	356	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association		$1,975,969		€1,695,569	12/16/2026	49,204	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association		$1,088,818		£805,710	12/16/2026	19,698	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association		$1,029		¥157,918	12/16/2026	20	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association	Nkr	14,770		$1,569	12/16/2026	(34)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association	Skr	11,050		$1,130	12/16/2026	(21)	Unrealized appreciation (depreciation) on foreign currency forward contracts
						$120,931

* Totals may not foot due to rounding.

Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2025:

Counterparty	Notional amount to be purchased		Notional amount to be sold		Settlement Date	Fair Value*	Balance Sheet Location of Net Amounts
BNP Paribas S.A.		$1,165	A$	1,753	3/18/2026	$(5)	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.		$3,673	C$	5,057	3/18/2026	(25)	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.	₣	90		$113	3/18/2026	1	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.		$31,034		€26,490	3/18/2026	(186)	Unrealized appreciation (depreciation) on foreign currency forward contracts
BNP Paribas S.A.		$11,698		£8,775	3/18/2026	(124)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International	A$	2,641		$1,755	3/18/2026	8	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International		$10,089		€8,615	3/18/2026	(64)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International		$4,491		£3,370	3/18/2026	(49)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Goldman Sachs International		$3,197		¥495,381	3/18/2026	18	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$92,029	A$	138,276	3/18/2026	(265)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$12,089	C$	16,607	3/18/2026	(52)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$152	₣	120	3/18/2026	—	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$583,494		€494,488	3/18/2026	703	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$188,436		£141,023	3/18/2026	(1,544)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$10,780		¥1,662,813	3/18/2026	107	Unrealized appreciation (depreciation) on foreign currency forward contracts
Morgan Stanley Capital Services LLC		$70,995	Skr	653,108	3/18/2026	(181)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$115,593	A$	173,498	3/18/2026	(210)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$19,450	C$	26,701	3/18/2026	(70)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company		$5,727	₣	4,510	3/18/2026	(6)	Unrealized appreciation (depreciation) on foreign currency forward contracts

Counterparty	Notional amount to be purchased	Notional amount to be sold		Settlement Date	Fair Value*	Balance Sheet Location of Net Amounts
State Street Bank and Trust Company	$222,587		€189,981	3/18/2026	$(1,319)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	$1,075,135		£806,832	3/18/2026	(11,796)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	$228		¥35,061	3/18/2026	3	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	$4,286	Skr	39,490	3/18/2026	(18)	Unrealized appreciation (depreciation) on foreign currency forward contracts
State Street Bank and Trust Company	$61,976	Nkr	625,881	3/18/2026	(97)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association	$118,976	A$	178,559	3/18/2026	(205)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association	$8,721	C$	11,977	3/18/2026	(35)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association	$591,411		€505,089	3/18/2026	(3,873)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association	$793,928		£595,675	3/18/2026	(8,541)	Unrealized appreciation (depreciation) on foreign currency forward contracts
Wells Fargo Bank National Association	$534		¥82,224	3/18/2026	6	Unrealized appreciation (depreciation) on foreign currency forward contracts
					$(27,819)	Unrealized appreciation (depreciation) on foreign currency forward contracts

* Totals may not foot due to rounding.

Certain information related to the Company’s interest rate swaps are presented below as of September 30, 2026:

Counterparty	Notional Amount	Maturity Date	Fair Value*	Financial Statement Location of Net Amounts
BNP Paribas S.A.	$325,000	4/13/2029	$(4,934)	Other liabilities and accrued expenses
BNP Paribas S.A.	300,000	7/29/2031	(12,837)	Other liabilities and accrued expenses
BNP Paribas S.A.	400,000	7/29/2031	(15,466)	Other liabilities and accrued expenses
BNP Paribas S.A.	100,000	8/30/2030	(5,009)	Other liabilities and accrued expenses
BNP Paribas S.A.	375,000	6/30/2033	(20,318)	Other liabilities and accrued expenses
Goldman Sachs International	82,000	12/21/2027	(869)	Other liabilities and accrued expenses
Goldman Sachs International	18,000	1/19/2028	(212)	Other liabilities and accrued expenses
Goldman Sachs International	325,000	4/13/2029	(5,036)	Other liabilities and accrued expenses
Goldman Sachs International	350,000	4/13/2029	(13,881)	Other liabilities and accrued expenses
Goldman Sachs International	375,000	6/30/2033	(19,968)	Other liabilities and accrued expenses
SMBC Capital Markets, Inc.	300,000	7/29/2031	(12,837)	Other liabilities and accrued expenses
SMBC Capital Markets, Inc.	325,000	9/28/2028	(4,812)	Other liabilities and accrued expenses
SMBC Capital Markets, Inc.	500,000	3/15/2032	(11,883)	Other liabilities and accrued expenses
U.S. Bank National Association	400,000	8/30/2030	(16,505)	Other liabilities and accrued expenses
U.S. Bank National Association	400,000	12/8/2028	(12,322)	Other liabilities and accrued expenses
U.S. Bank National Association	750,000	1/23/2031	(37,306)	Other liabilities and accrued expenses
Wells Fargo Bank National Association	300,000	3/15/2032	(14,115)	Other liabilities and accrued expenses
			$(208,313)

* Totals may not foot due to rounding.

Certain information related to the Company’s interest rate swaps and currency swaps are presented below as of December 31, 2025:

Counterparty	Notional Amount	Maturity Date	Fair Value*	Financial Statement Location of Net Amounts
BNP Paribas S.A.	$325,000	4/13/2029	$7,512	Other assets
BNP Paribas S.A.	300,000	7/29/2031	4,190	Other assets
BNP Paribas S.A.	400,000	7/29/2031	7,420	Other assets
BNP Paribas S.A.	100,000	8/30/2030	(424)	Other assets
Goldman Sachs International	82,000	12/21/2027	554	Other assets
Goldman Sachs International	18,000	1/19/2028	120	Other assets
Goldman Sachs International	€90,000	9/28/2026	1,002	Other assets
Goldman Sachs International	325,000	4/13/2029	7,379	Other assets
Goldman Sachs International	350,000	4/13/2029	(3,051)	Other assets
SMBC Capital Markets, Inc.	300,000	7/29/2031	4,190	Other assets
SMBC Capital Markets, Inc.	226,000	9/28/2026	1,180	Other assets
SMBC Capital Markets, Inc.	325,000	9/28/2028	5,078	Other assets
SMBC Capital Markets, Inc.	500,000	3/15/2032	20,327	Other assets
U.S. Bank National Association	400,000	8/30/2030	2,577	Other assets
U.S. Bank National Association	400,000	12/8/2028	(1,166)	Other assets
BNP Paribas S.A.	60,988	5/12/2026	3,404	Other assets
Morgan Stanley Capital Services LLC	81,450	5/12/2026	4,543	Other assets
			$64,835

* Totals may not foot due to rounding.

Certain information related to the Company's options are presented below as of September 30, 2026:

Counterparty	Notional Amount	Maturity Date	Cost*	Fair Value*	Unrealized (Depreciation)*	Financial Statement Location of Net Amounts
BNP Paribas S.A.	$2,050,000	3/17/2027	$6,253	$191	$(6,062)	Other liabilities and accrued expenses
JPMorgan Chase Bank N.A.	18,000	3/19/2027	1,242	1,026	(216)	Other liabilities and accrued expenses
			$7,495	$1,217	$(6,278)

* Totals may not foot due to rounding.

The Company’s foreign currency forward contracts and currency swaps are not designated in a qualifying hedge accounting relationship. Net realized and change in unrealized gains and losses for the three and nine months ended September 30, 2026 and 2025, for the Company’s foreign currency forward contracts, currency swaps and options, are in the following locations in the Consolidated Statements of Operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Financial Statement Location	2026	2025	2026	2025
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$(24,368)	$(25,213)	$(36,639)	$(235,278)
Currency swaps	Net realized gain (loss) on derivative instruments	—	799	10,764	2,066
		$(24,368)	$(24,414)	$(25,875)	$(233,212)

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Financial Statement Location	2026	2025	2026	2025
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$32,340	$74,212	$148,750	$(27,248)
Currency swaps	Net change in unrealized appreciation (depreciation) on derivative instruments	—	8,583	(7,947)	(6,885)
Options	Net change in unrealized appreciation (depreciation) on derivative instruments	(990)	—	(6,278)	—
		$31,350	$82,795	$134,525	$(34,133)

The Company’s interest rate swaps have been designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three and nine months ended September 30, 2026 and 2025, for the Company’s interest rate swaps, are in the following locations in the Consolidated Statements of Operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Financial Statement Location	2026	2025	2026	2025
Interest rate swaps	Interest and other debt expenses	$177,152	$1,139	$261,967	$(81,645)
Hedged items	Interest and other debt expenses	(176,677)	4,207	(263,867)	91,511
		$475	$5,346	$(1,900)	$9,866

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported net in the Consolidated Statements of Assets and Liabilities. The following table presents the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2026:

	As of September 30, 2026
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
BNP Paribas S.A.	$191	$(191)	$—	$—	$—
Goldman Sachs International	—	—	—	—	—
SMBC Capital Markets, Inc.	—	—	—	—	—
Wells Fargo Bank National Association	78,547	(14,171)	—	(64,376)	—
U.S. Bank National Association	—	—	—	—	—
JPMorgan Chase Bank N.A.	1,026	—	—	—	1,026
Total	$79,764	$(14,362)	$—	$(64,376)	$1,026

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
BNP Paribas S.A.	$(58,564)	$191	$—	$54,020	$(4,353)
Goldman Sachs International	(39,966)	—	—	39,966	—
SMBC Capital Markets, Inc.	(29,532)	—	—	29,420	(112)
Wells Fargo Bank National Association	(14,171)	14,171	—	—	—
U.S. Bank National Association	(66,132)	—	—	66,132	—
JPMorgan Chase Bank N.A.	—	—	—	—	—
Total	$(208,365)	$14,362	$—	$189,538	$(4,465)

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

	As of December 31, 2025
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

Note 6. Debt and Foreign Currency Transactions and Translations

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2026 and December 31, 2025, the Company’s asset coverage was 201.8% and 255.2%, respectively.

The Company’s outstanding debt obligations as of September 30, 2026 were as follows:

	September 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value		Fair Value (3)	Unused Portion (1)	Amount Available (2)
Senior Secured Facility	$3,990,000	$671,721	$671,721		$671,218	$3,318,279	$3,287,725
Cardinal Funding LLC	1,200,000	1,130,000	1,130,000		1,132,147	70,000	70,000
Grouse Funding LLC	1,000,000	1,000,000	1,000,000		995,100	—	—
Mallard Funding LLC	900,000	900,000	900,000		900,000	—	—
Warbler Funding LLC	1,000,000	1,000,000	1,000,000		993,800	—	—
Toucan Funding LLC	600,000	600,000	600,000		595,560	—	—
Bald Eagle Funding LLC	500,000	430,000	430,000		430,301	70,000	—
December 2027 Notes	82,000	82,000	81,131		81,131	—	—
January 2028 Notes	18,000	18,000	17,788		17,788	—	—
September 2028 Notes	325,000	325,000	320,188		320,188	—	—
2029 Notes	1,000,000	1,000,000	981,850	(4)	981,850	—	—
2031 Notes	1,000,000	1,000,000	964,150	(4)	964,150	—	—
2032 Notes	800,000	800,000	775,347	(4)	775,347	—	—
2030 Notes	500,000	500,000	478,984	(4)	478,984	—	—
2028 Notes	400,000	400,000	387,663	(4)	387,663	—	—
2031 Notes II	750,000	750,000	712,499	(4)	712,499	—	—
2033 Notes	750,000	750,000	697,811	(4)	697,811	—	—
Class A-1 Notes	450,000	450,000	450,000		450,106	—	—
2025 Class A-1a Notes	215,000	215,000	215,000		215,142	—	—
2025 Class A-1a-L1 Loans	25,000	25,000	25,000		25,017	—	—
2025 Class A-1a-L2 Loans	50,000	50,000	50,000		50,033	—	—
2025 Class A-1b Notes	10,000	10,000	10,000		10,009	—	—
2025 Class A-1b Loans	10,000	10,000	10,000		10,009	—	—
2025 Class A-2 Notes	20,000	20,000	20,000		19,972	—	—
ADS CLO 2 Class A-1 Notes	300,000	300,000	300,000		300,226	—	—
ADS CLO 2 Class A-2 Notes	30,000	30,000	30,000		30,047	—	—
ADL CLO 2 Class A-1a-L1 Loans	398,500	398,500	398,500		398,942	—	—
ADL CLO 2 Class A-1a-L2 Loans	7,500	7,500	7,500		7,508	—	—
ADL CLO 2 Class A-1b Notes	14,000	14,000	14,000		13,953	—	—
ADL CLO 2 Class A-1b Loans	14,000	14,000	14,000		13,953	—	—
ADL CLO 2 Class A-2 Notes	30,000	30,000	30,000		29,897	—	—
ADL CLO 2 Class A-2 Loans	12,000	12,000	12,000		12,013	—	—
ADL CLO 3 Class A-1a Notes	248,700	248,700	248,700		248,977	—	—
ADL CLO 3 Class A-1b Notes	20,600	20,600	20,600		20,623	—	—
ADL CLO 3 Class A-2 Notes	7,000	7,000	7,000		7,008	—	—
ADL CLO 3 Class A-1a Loans	50,000	50,000	50,000		50,056	—	—
Total Debt Obligations	$16,727,300	$13,269,021	$13,061,432		$13,049,028	$3,458,279	$3,357,725
Deferred Financing Costs			(117,081)
Total Debt Obligations, net of Deferred Financing Costs and Debt Discount			$12,944,351

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2026. The valuation for the Senior Secured Facility and SPV Financing Facilities is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
(4)
Balance is inclusive of original issue discount and/or premium on notes issued below/above par.

The Company’s outstanding debt obligations as of December 31, 2025 were as follows:

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value		Fair Value (3)	Unused Portion (1)	Amount Available (2)
Senior Secured Facility	$3,453,000	$272,197	$272,197		$272,197	$3,180,803	$3,157,068
Cardinal Funding LLC	1,200,000	1,200,000	1,200,000		1,199,760	—	—
Grouse Funding LLC	500,000	500,000	500,000		492,700	—	—
Mallard Funding LLC	900,000	900,000	900,000		897,930	—	—
Warbler Funding LLC	500,000	500,000	500,000		500,000	—	—
Toucan Funding LLC	600,000	400,000	400,000		400,000	200,000	200,000
December 2027 Notes	82,000	82,000	82,554		82,554	—	—
January 2028 Notes	18,000	18,000	18,120		18,120	—	—
September 2026 Notes	226,000	226,000	227,180		227,180	—	—
September 2028 Notes	325,000	325,000	330,078		330,078	—	—
September 2026 Euronotes	105,768	105,768	106,770		106,770	—	—
2029 Notes	1,000,000	1,000,000	1,019,226	(4)	1,019,226	—	—
2031 Notes	1,000,000	1,000,000	1,021,910	(4)	1,021,910	—	—
2032 Notes	500,000	500,000	519,937	(4)	519,937	—	—
2030 Notes	500,000	500,000	503,170	(4)	503,170	—	—
2028 Notes	400,000	400,000	398,390	(4)	398,390	—	—
Class A-1 Notes	450,000	450,000	450,000		450,407	—	—
2025 Class A-1a Notes	215,000	215,000	215,000		215,042	—	—
2025 Class A-1a-L1 Loans	25,000	25,000	25,000		25,005	—	—
2025 Class A-1a-L2 Loans	50,000	50,000	50,000		50,010	—	—
2025 Class A-1b Notes	10,000	10,000	10,000		9,905	—	—
2025 Class A-1b Loans	10,000	10,000	10,000		9,905	—	—
2025 Class A-2 Notes	20,000	20,000	20,000		19,806	—	—
ADS CLO 2 Class A-1 Notes	300,000	300,000	300,000		298,873	—	—
ADS CLO 2 Class A-2 Notes	30,000	30,000	30,000		29,851	—	—
ADL CLO 2 Class A-1a-L1 Loans	398,500	398,500	398,500		398,705	—	—
ADL CLO 2 Class A-1a-L2 Loans	7,500	7,500	7,500		7,504	—	—
ADL CLO 2 Class A-1b Notes	14,000	14,000	14,000		14,011	—	—
ADL CLO 2 Class A-1b Loans	14,000	14,000	14,000		14,011	—	—
ADL CLO 2 Class A-2 Notes	30,000	30,000	30,000		30,025	—	—
ADL CLO 2 Class A-2 Loans	12,000	12,000	12,000		12,010	—	—
Total Debt Obligations	$12,895,768	$9,514,965	$9,585,532		$9,574,992	$3,380,803	$3,357,068
Deferred Financing Costs			(99,565)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount			$9,485,967

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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Average debt outstanding	$12,510,327	$6,847,960	$11,473,132	$5,974,741
Maximum amount of debt outstanding	13,269,021	8,200,565	13,269,021	8,200,565
Weighted average annualized interest cost (1)	6.07%	6.87%	6.01%	6.95%
Annualized amortized debt issuance cost	0.20%	0.21%	0.21%	0.21%
Total annualized interest cost	6.27%	7.08%	6.22%	7.16%

Average 1-month SOFR rate	3.75%	4.13%	3.69%	4.23%

(1)
Includes the stated interest expense for all facilities and commitment fees on the unused portions of the Senior Secured Facility and SPV Financing Facilities, and net interest on interest rate swaps entered into qualifying hedge accounting relationships. Commitment fees for the three and nine months ended September 30, 2026 were $3,639 and $10,745, respectively. Commitment fees for the three and nine months ended September 30, 2025 were $2,637 and $8,713, respectively.

The components of interest expense for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Borrowing interest expense	$186,144	$112,908	$509,408	$297,626
Facility unused fees	3,639	2,637	10,745	8,713
Amortization of financing costs and debt issuance costs	6,128	3,193	16,740	8,607
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items
Interest rate swaps	177,152	1,139	261,967	(81,645)
Hedged items	(176,677)	4,207	(263,867)	91,511
Total interest expense	$196,386	$124,084	$534,993	$324,812

Senior Secured Facility

On March 11, 2022, the Company entered into a senior secured, multi-currency, revolving credit facility (the "Senior Secured Facility") with JPMorgan Chase Bank, N.A. On August 12, 2026, the Company amended and extended its Senior Secured Facility (the "Fourth Senior Secured Facility Amendment Date"). The following describes the terms of the Senior Secured Facility as modified through the Fourth Senior Secured Facility Amendment Date.

The Senior Secured Facility provides for revolving credit facility commitments in the principal amount of $3.990 billion (increased from $3.828 billion on the Fourth Senior Secured Facility Amendment Date). Maximum capacity under the Senior Secured Facility may be increased to $5.985 billion (increased from $5.180 billion on the Fourth Senior Secured Facility Amendment Date) through the Company’s exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing.

The Senior Secured Facility will mature on August 12, 2031.

Loans under the Senior Secured Facility denominated in US dollars will bear interest, at the Company’s option, at the base rate plus a spread of 0.525%, 0.650% or 0.775% or the Term Secured Overnight Financing Rate (“SOFR”) plus a spread of 1.525%, 1.650% or 1.775%, in each case, with such spread being determined based on the total amount of the gross borrowing base relative to the total combined debt amount, as of the date of determination. Loans under the Senior Secured Facility denominated in currencies other than US dollars will bear interest at certain local rates consistent with market standards. Interest on loans denominated in U.S. dollars is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of the applicable interest period in the case of loans bearing interest at the Term SOFR (or at each three month interval in the case of loans with interest periods greater than three months). Interest on loans denominated in currencies other than US dollars is due and payable in a manner consistent with market standards. The Company is also obligated to pay other customary closing fees, arrangement fees, administration fees, commitment fees and letter of credit fees for credit facilities of this size and type.

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

The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $200 million. As of September 30, 2026 and December 31, 2025, the Company had $30,554 and $23,735, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $3,287,725 and $3,157,068 as of September 30, 2026 and December 31, 2025, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

As of September 30, 2026, the Company was in compliance with all covenants and other requirements of the Senior Secured Facility.

SPV Financing Facilities

The following wholly-owned subsidiaries of the Company have entered into secured financing facilities, as described below: Cardinal Funding LLC, Mallard Funding LLC, Grouse Funding LLC, Warbler Funding LLC, Toucan Funding LLC and Bald Eagle Funding LLC, which are collectively referred to as the "SPVs," and the secured financing facilities described below are collectively referred to as the "SPV Financing Facilities."

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

As of September 30, 2026, the Company was in compliance with all covenants and other requirements of the SPV Financing Facilities.

Cardinal Funding LLC

On January 7, 2022 (the "Cardinal Closing Date"), Cardinal Funding LLC ("Cardinal Funding"), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Credit and Security Agreement (the "Cardinal Funding Secured Credit Facility"), with Cardinal Funding, as borrower, the Company, in its capacity as collateral manager and in its capacity as equity holder, the lenders from time to time parties thereto, Citibank, N.A., as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, custodian and collateral administrator. On December 8, 2025 (the “Seventh Cardinal Funding Amendment Date”), Cardinal Funding entered into the Seventh Amendment. The following describes the terms of the Cardinal Funding Secured Credit Facility as modified through the Seventh Cardinal Funding Amendment Date.

The maximum principal amount of the Cardinal Funding Secured Credit Facility as of the Seventh Cardinal Funding Amendment Date is $1.200 billion, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Cardinal Funding’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits. Amounts drawn under the Cardinal Funding Secured Credit Facility, will bear interest at the Term SOFR, Daily Compounded CORRA, Sterling Overnight Index Average Rate, or the Euro Interbank Offered Rate, all together (the “Applicable Reference Rate”), in each case, plus a margin. Advances under the Cardinal Funding Secured Credit Facility initially bear interest at the Applicable Reference Rate plus a spread of the greater of (a) 1.70% per annum and (b) in respect of (x) broadly syndicated loans and bonds, 1.45% per annum and (y) a private credit loans and all other assets, 1.85% per annum. After the expiration of the reinvestment period which terminates on or about January 8, 2029 (the “Cardinal Funding Commitment Termination Date”), the applicable margin on outstanding advances will be increased by 0.50% per annum.

Unless otherwise terminated, the Cardinal Funding Secured Credit Facility will mature on the date which is two years after the Cardinal Funding Commitment Termination Date (the “Cardinal Funding Final Maturity Date”). Prior to the Cardinal Funding Commitment Termination Date, proceeds received by Cardinal Funding from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. Following the Cardinal Funding Commitment Termination Date but prior to the Cardinal Funding Final Maturity Date, proceeds received by Cardinal Funding from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, as well as principal on outstanding borrowings in accordance with the terms of the Cardinal Funding Secured Credit Facility, and the excess may be returned to the Company, subject to certain conditions. On the Cardinal Funding Final Maturity Date, Cardinal Funding must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

The Cardinal Funding Secured Credit Facility contains customary covenants, including certain limitations on the activities of Cardinal Funding, including limitations on incurrence of incremental indebtedness, and customary events of default. The Cardinal Funding Secured Credit Facility is secured by a perfected first priority security interest in the assets of Cardinal Funding and on any payments received by Cardinal Funding in respect of those assets. Assets pledged to the lenders under the Cardinal Funding Secured Credit Facility will not be available to pay the debts of the Company.

Mallard Funding LLC

On January 7, 2022 (the "Mallard Closing Date"), Mallard Funding LLC ("Mallard Funding"), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Loan and Servicing Agreement (the "Mallard Funding Loan and Servicing Agreement"), with Mallard Funding, as borrower, the Company, in its capacity as servicer and in its capacity as transferor, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, account bank and collateral custodian. On November 25, 2025, Mallard Funding entered into the Sixth Amendment (the "Sixth Mallard Funding Credit Facility Amendment"). The following describes the terms of the Mallard Funding Secured Credit Facility as modified through the Sixth Mallard Funding Credit Facility Amendment.

The maximum principal amount of the Mallard Funding Loan and Servicing Agreement as of the Sixth Mallard Funding Credit Facility Amendment is $900 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Mallard Funding’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits. Under the Mallard Funding Loan and Servicing Agreement, Mallard Funding is permitted to borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Mallard Funding Loan and Servicing Agreement, will bear interest at Adjusted Term SOFR, Term CORRA, Daily Simple SONIA, the EURIBOR or the BBSY Rate (the "Mallard Funding Applicable Reference Rate"), in each case, plus a margin. The Sixth Mallard Funding Credit Facility Amendment amended the Mallard Funding Loan and Servicing Agreement to modify the interest rate charged under the Mallard Funding Loan and Servicing Agreement to (x) decrease the applicable margin during the revolving period to (x) 1.60% for all liquid credit loan assets and (y) 1.85% for all private credit assets, provided that the total applicable margin is not less than 1.80% per annum. After the expiration of the reinvestment period which terminates on or about November 27, 2028 (the “Mallard Funding Commitment Termination Date”), the applicable margin on outstanding advances will be increased by 0.25% per annum.

Unless otherwise terminated, the Mallard Funding Loan and Servicing Agreement will mature on November 25, 2030 (the “Mallard Funding Final Maturity Date”). Prior to the Mallard Funding Commitment Termination Date, proceeds received by Mallard Funding from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. Following the Mallard Funding Commitment Termination Date but prior to the Mallard Funding Final Maturity Date, proceeds received by Mallard Funding from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, as well as principal on outstanding borrowings in accordance with the terms of the Mallard Funding Loan and Servicing Agreement, and the excess may be returned to the Company, subject to certain conditions. On the Mallard Funding Final Maturity Date, Mallard Funding must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

The Mallard Funding Loan and Servicing Agreement contains customary covenants, including certain limitations on the activities of Mallard Funding, including limitations on incurrence of incremental indebtedness, and customary events of default. The Mallard Funding Loan and Servicing Agreement is secured by a perfected first priority security interest in the assets of Mallard Funding and on any payments received by Mallard Funding in respect of those assets. Assets pledged to the lenders under the Mallard Funding Loan and Servicing Agreement will not be available to pay the debts of the Company.

Grouse Funding LLC

On July 7, 2022 (the "Grouse Closing Date"), Grouse Funding LLC ("Grouse Funding"), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Credit Agreement (the "Grouse Funding Secured Credit Facility"), with Grouse Funding, as borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent, State Street Bank and Trust Company, as collateral agent and collateral custodian, and Virtus Group, LP, as collateral administrator. On March 12, 2026 (the "Second Grouse Funding Credit Facility Amendment Date"), Grouse Funding entered into the Second Amendment. The following describes the terms of the Grouse Funding Secured Credit Facility as modified through the Second Grouse Funding Credit Facility Amendment Date.

The maximum principal amount of the Grouse Funding Secured Credit Facility as of the Second Grouse Funding Credit Facility Amendment Date is $1.000 billion, which can be drawn in U.S. Dollars subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Grouse Funding’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits. Amounts drawn under the Grouse Funding Secured Credit Facility will bear interest at Term SOFR plus a margin. From and after the Second Grouse Funding Credit Facility Amendment Date, amounts drawn under the Grouse Funding Secured Credit Facility bear interest at Term SOFR plus a spread of 1.85% per annum, subject to the application of a rebate amount with respect to qualifying broadly syndicated loans. The reinvestment period for the Grouse Funding Secured Credit Facility terminates on or about March 12, 2029 (the “Grouse Funding Commitment Termination Date”).

Unless otherwise terminated, the Grouse Funding Secured Credit Facility will mature on March 12, 2031 (the "Grouse Funding Final Maturity Date"). Prior to the Grouse Funding Commitment Termination Date, proceeds received by Grouse Funding from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. Following the Grouse Funding Commitment Termination Date but prior to the Grouse Funding Final Maturity Date, proceeds received by Grouse Funding from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, as well as principal on outstanding borrowings in accordance with the terms of the Grouse Funding Secured Credit Facility, and the excess may be returned to the Company, subject to certain conditions. On the Grouse Funding Final Maturity Date, Grouse Funding must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

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

Warbler Funding LLC

On October 10, 2025 (the "Warbler Funding Closing Date"), Warbler Funding LLC ("Warbler Funding"), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Loan and Security Agreement (the "Warbler Funding Loan and Security Agreement"), with Warbler Funding, as borrower, the Company, in its capacity as collateral manager and in its capacity as equityholder, the lenders from time to time parties thereto, Wells Fargo Bank, National Association, as administrative agent, and The Bank of New York Mellon Trust Company, National Association, as collateral agent. On February 10, 2026, Warbler Funding entered into the First Amendment (the "First Warbler Funding Loan and Security Agreement Amendment"). The following describes the terms of the Warbler Funding Loan and Security Agreement as modified through the First Warbler Funding Loan and Security Agreement Amendment.

The maximum principal amount of the Warbler Funding Loan and Security Agreement as of the First Warbler Funding Loan and Security Agreement Amendment is $1.000 billion, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Warbler Funding’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits. Under the Warbler Funding Loan and Security Agreement, Warbler Funding is permitted to borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Warbler Funding Loan and Security Agreement, will bear interest, depending on the currency drawn, at Daily Simple SOFR, Term CORRA, Daily Simple SONIA or EURIBOR (the "Warbler Funding Applicable Reference Rate"), in each case, plus a margin of 1.90%.

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

The Warbler Funding Loan and Security Agreement contains customary covenants, including certain limitations on the activities of Warbler Funding, including limitations on incurrence of incremental indebtedness, and customary events of default. The Warbler Funding Loan and Security Agreement is secured by a perfected first priority security interest in the assets of Warbler Funding and on any payments received by Warbler Funding in respect of those assets. Assets pledged to the lenders under the Warbler Funding Loan and Security Agreement will not be available to pay the debts of the Company.

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

The Toucan Funding Credit Agreement contains customary covenants, including certain limitations on the activities of Toucan Funding, including limitations on incurrence of incremental indebtedness, and customary events of default. The Toucan Funding Credit Agreement is secured by a perfected first priority security interest in the assets of Toucan Funding and on any payments received by Toucan Funding in respect of those assets. Assets pledged to the lenders under the Toucan Funding Credit Agreement will not be available to pay the debts of the Company.

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

The Bald Eagle Funding Credit Agreement, which provides for the ability to draw and re-draw revolving loans, will mature on the date which is three years after the Bald Eagle Closing Date unless otherwise terminated or extended. Amounts drawn under the Bald Eagle Funding Credit Agreement will bear interest at the Daily SOFR plus a spread of 1.35%.

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

On the ADS CLO 1 Closing Date and in connection with the ADS CLO 1 Debt Securitization, ADS CLO 1 LLC (the "ADS CLO 1 Issuer"), an indirect, wholly-owned, consolidated subsidiary of the Company, entered into an indenture by and between the ADS CLO 1 Issuer and Deutsche Bank National Trust Company, as trustee (the "ADS CLO 1 Indenture")

The notes offered in the ADS CLO 1 Debt Securitization consist of $450 million of AAA(sf)/Aaa(sf) Class A-1 Senior Secured Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 1.35% (the "Class A-1 Notes"); $30 million of AA(sf) Class A-2 Senior Secured Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 1.80% (the "Class A-2 Notes"); $112.5 million of A(sf) Class B Senior Secured Deferrable Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 2.15% (the "Class B Notes"); $45 million of BBB-(sf) Class C Senior Secured Deferrable Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 3.35% (the "Class C Notes" and together with the Class A-1 Notes, the Class A-2 Notes and the Class B Notes, the "ADS CLO 1 Secured Notes"). Additionally, on the ADS CLO 1 Closing Date, the CLO Issuer issued $117.2 million of Subordinated Notes due 2036 (the "ADS CLO 1 Subordinated Notes" and, collectively with the Secured Notes, the "ADS CLO 1 Notes"), which do not bear interest.

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

The Company serves as collateral manager to the ADS CLO 1 Issuer under a collateral management agreement entered into on the ADS CLO 1 Closing Date pursuant to which, so long as the Company is the collateral manager, the collateral management fee will equal 0.0% per annum of the fee basis amount.

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

On the ADL CLO 1 Closing Date and in connection with the ADL CLO 1 Debt Securitization, ADL CLO 1 LLC (the "ADL CLO 1 Issuer"), an indirect, wholly-owned, consolidated subsidiary of the Company, entered into an indenture by and between the ADL CLO 1 Issuer and U.S. Bank Trust Company, National Association, as collateral trustee (the "ADL CLO 1 Indenture") pursuant to which the ADL CLO 1 Issuer issued certain notes.

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

Additionally, the ADL CLO 1 Issuer incurred certain loans as part of the ADL CLO 1 Debt Securitization, consisting of $114 million of AAA(sf)/AAA(sf) Class A-1a-L1 Loans due 2037, which bear interest at the three-month SOFR plus 1.67% (the "2025 Class A-1a-L1 Loans"); $50 million of AAA(sf)/AAA(sf) Class A-1a-L2 Loans due 2037, which bear interest at the three-month SOFR plus 1.67% (the "2025 Class A-1a-L2 Loans"); and $10 million of AAA(sf) Class A-1b Loans due 2037, which bear interest at the three-month SOFR plus 1.90% (the "2025 Class A-1b Loans" and together with the 2025 Class A-1a-L1 Loans and the 2025 Class A-1a-L2 Loans, the "ADL CLO 1 Loans" and the ADL CLO 1 Loans together with the ADL CLO 1 Secured Notes, the "ADL CLO 1 Secured Debt" and ADL CLO 1 Secured Debt together with the ADL CLO 1 Subordinated Notes, the "ADL CLO 1Debt") incurred by the ADL CLO 1 Issuer on the ADL CLO 1 Closing Date. The ADL CLO 1 Loans were issued pursuant to certain credit agreements entered into among the ADL CLO 1 Issuer, as borrower, and certain lenders and agents party thereto from time to time (collectively, the "ADL CLO 1 Credit Agreements").

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

The Company serves as collateral manager to the ADL CLO 1 Issuer under a collateral management agreement entered into on the ADL CLO 1 Closing Date, pursuant to which, so long as the Company is the collateral manager, the collateral management fee will equal 0.0% per annum of the fee basis amount.

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

On the ADS CLO 2 Closing Date and in connection with the ADS CLO 2 Debt Securitization, ADS CLO 2 LLC (the "ADS CLO 2 Issuer"), an indirect, wholly-owned, consolidated subsidiary of the Company, entered an indenture by and between the ADS CLO 2 Issuer and U.S. Bank Trust Company, National Association, as trustee (the "ADS CLO 2 Indenture") pursuant to which the ADS CLO 2 Issuer issued certain notes.

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

The Company serves as collateral manager to the ADS CLO 2 Issuer under a collateral management agreement entered into on the ADS CLO 2 Closing Date (pursuant to which, so long as the Company is the collateral manager, the collateral management fee will equal 0.0% per annum of the fee basis amount.

ADL CLO 2 Debt Securitization

On October 29, 2025 (the "ADL CLO 2 Closing Date"), the Company completed a $702.2 million term debt securitization (the "ADL CLO 2 Debt Securitization").

On the ADL CLO 2 Closing Date and in connection with the ADL CLO 2 Debt Securitization, ADL CLO 2 LLC (the "ADL CLO 2 Issuer"), an indirect, wholly-owned, consolidated subsidiary of the Company, entered into an indenture by and between the CLO Issuer and U.S. Bank Trust Company, National Association, as collateral trustee (the "ADL CLO 2 Indenture") pursuant to which the ADL CLO 2 Issuer issued certain notes.

The notes issued as part of the ADL CLO 2 Debt Securitization consist of $0 of AAA(sf) Class A-1a Senior Secured Floating Rate Notes due 2037, which bear interest at SOFR plus 1.45% (the "ADL CLO 2 Class A-1a Notes"); $14 million of AAA(sf) Class A-1b Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.65% (the "ADL CLO 2 Class A-1b Notes"); $30 million of AA(sf) Class A-2 Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.85% (the "ADL CLO 2 Class A-2 Notes"); $56 million of A(sf) Class B Secured Deferrable Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 2.20% (the "ADL CLO 2 Class B Notes"); $42 million of BBB-(sf) Class C Secured Deferrable Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 3.20% (the "ADL CLO 2 Class C Notes" and together with the Class A-1a Notes, the Class A-1b Notes, the Class A-2 Notes and the Class B Notes, the "ADL CLO 2 Secured Notes"). Additionally, on the ADL CLO 2 Closing Date, the ADL CLO 2 Issuer issued $128.2 million of Subordinated Notes due 2125 (the "ADL CLO 2 Subordinated Notes"), which do not bear interest. The ADL CLO 2 Secured Notes together with the ADL CLO 2 Subordinated Notes are collectively referred to herein as the "ADL CLO 2 Notes".

Additionally, the ADL CLO 2 Issuer incurred certain loans as part of the ADL CLO 2 Debt Securitization, consisting of $398.5 million of AAA(sf) Class A-1a-L1 Loans due 2037, which bear interest at the three-month SOFR plus 1.45% (the "ADL CLO 2 Class A-1a-L1 Loans"); $7.5 million of AAA(sf) Class A-1a-L2 Loans due 2037, which bear interest at the three-month SOFR plus 1.45% (the "ADL CLO 2 Class A-1a-L2 Loans"); $14 million of AAA(sf) Class A-1b Loans due 2037, which bear interest at the three-month SOFR plus 1.65% (the "ADL CLO 2 Class A-1b Loans"); and $12 million of AA(sf) Class A-2 Loans due 2037, which bear interest at the three-month SOFR plus 1.85% (the "ADL CLO 2 Class A-2 Loans", and together with the Class A-1a-L1 Loans, the Class A-1a-L2 Loans and the Class A-2 Loans, the "ADL CLO 2 Loans" and the Loans together with the ADL CLO 2 Secured Notes, the "ADL CLO 2 Secured Debt" and ADL CLO 2 Secured Debt together with the ADL CLO 2 Subordinated Notes, the "ADL CLO 2 Debt") incurred by the ADL CLO 2 Issuer on the ADL CLO 2 Closing Date. The ADL CLO 2 Loans were issued pursuant to certain credit agreements entered into among the ADL CLO 2 Issuer, as borrower, and certain lenders and agents party thereto from time to time(collectively, the "ADL CLO 2 Credit Agreements").

The ADL CLO 2 Debt Securitization is backed by a diversified portfolio consisting primarily of first-lien commercial loans. The ADL CLO 2 Secured Debt is scheduled to mature on October 15, 2037 and the ADL CLO 2 Subordinated Notes are scheduled to mature on October 15, 2125; however, the ADL CLO 2 Secured Debt may be redeemed by the ADL CLO 2 Issuer, at the direction of ADL CLO 2 Depositor LLC (the "ADL CLO 2 Retention Holder"), a wholly-owned, consolidated subsidiary of the Company, as owner of a majority of the ADL CLO 2 Subordinated Notes, on any business day on or after October 15, 2027. The ADL CLO 2 Retention Holder acts as retention holder in connection with the ADL CLO 2 Debt Securitization for the purposes of satisfying certain U.S. regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the ADL CLO 2 Subordinated Notes.

The ADL CLO 2 Secured Debt is the secured obligation of the ADL CLO 2 Issuer, the ADL CLO 2 Subordinated Notes are the unsecured obligations of the ADL CLO 2 Issuer, and the ADL CLO 2 Indenture and the ADL CLO 2 Credit Agreements governing the ADL CLO 2 Secured Debt include customary covenants and events of default. The ADL CLO 2 Secured Debt has not been, and will not be, registered under the Securities Act, or any state securities or "blue sky" laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration.

The Company serves as collateral manager to the ADL CLO 2 Issuer under a collateral management agreement entered into on the ADL CLO 2 Closing Date, pursuant to which, so long as the Company is the collateral manager, the collateral management fee will equal 0.0% per annum of the fee basis amount.

ADL CLO 3 Debt Securitization

On August 6, 2026 (the “ADL CLO 3 Closing Date”), the Company completed a $514.9 million term debt securitization (the “ADL CLO 3 Debt Securitization”).

On the ADL CLO 3 Closing Date and in connection with the ADL CLO 3 Debt Securitization, ADL CLO 3 LLC (the “ADL CLO 3 Issuer”), an indirect, wholly-owned, consolidated subsidiary of the Company, entered an indenture by and between the ADL CLO 3 Issuer and Western Alliance Trust Company, N.A., as collateral trustee (the “ADL CLO 3 Indenture”) pursuant to which the ADL CLO 3 Issuer issued certain notes.

The notes issued as part of the ADL CLO 3 Debt Securitization consist of $248.7 million of AAA(sf) Class A-1a Senior Secured Floating Rate Notes due 2038, which bear interest at the three-month SOFR plus 1.50% (the “ADL CLO 3 Class A-1a Notes”); $20.6 million of AAA(sf) Class A-1b Senior Secured Floating Rate Notes due 2038, which bear interest at the three-month SOFR plus 1.70% (the “ADL CLO 3 Class A-1b Notes”); $30.9 million of AA(sf) Class A-2 Senior Secured Floating Rate Notes due 2038, which bear interest at the three-month SOFR plus 1.85% (the “ADL CLO 3 Class A-2 Notes”); $41.2 million of A(sf) Class B Secured Deferrable Floating Rate Notes due 2038, which bear interest at the three-month SOFR plus 2.25% (the “ADL CLO 3 Class B Notes”); $30.9 million of BBB-(sf) Class C Secured Deferrable Floating Rate Notes due 2038, which bear interest at the three-month SOFR plus 3.60% (the “ADL CLO 3 Class C Notes” and together with the ADL CLO 3 Class A-1a Notes, the ADL CLO 3 Class A-1b Notes, the ADL CLO 3 Class A-2 Notes and the ADL CLO 3 Class B Notes, the “ADL CLO 3 Secured Notes”). Additionally, on the ADL CLO 3 Closing Date, the ADL CLO 3 Issuer issued $92.6 million of Subordinated Notes due 2126 (the “ADL CLO 3 Subordinated Notes”), which do not bear interest. The ADL CLO 3 Secured Notes together with the ADL CLO 3 Subordinated Notes are collectively referred to herein as the “ADL CLO 3 Notes”.

Additionally, the ADL CLO 3 Issuer incurred certain loans as part of the ADL CLO 3 Debt Securitization, consisting of $50 million of AAA(sf) Class A-1a Loans maturing 2038, which bear interest at the three-month SOFR plus 1.50% (the “ADL CLO 3 Class A-1a Loans” and the ADL CLO 3 Class A-1a Loans together with the ADL CLO 3 Secured Notes, the “ADL CLO 3 Secured Debt” and the ADL CLO 3 Secured Debt together with the ADL CLO 3 Subordinated Notes, the “ADL CLO 3 Debt”) incurred by the ADL CLO 3 Issuer on the ADL CLO 3 Closing Date. The ADL CLO 3 Class A-1a Loans were incurred pursuant to a credit agreement among the ADL CLO 3 Issuer, as borrower and certain lenders and agents party thereto from time to time (the “ADL CLO 3 Class A-1a Credit Agreement”).

The ADL CLO 3 Debt Securitization is backed by a diversified portfolio consisting primarily of first-lien commercial loans. The ADL CLO 3 Secured Debt is scheduled to mature on July 15, 2038 and the ADL CLO 3 Subordinated Notes are scheduled to mature on July 15, 2126; however, the ADL CLO 3 Debt may be redeemed by the ADL CLO 3 Issuer, at the direction of ADL CLO 3 Depositor LLC (the “ADL CLO 3 Retention Holder”), a wholly-owned, consolidated subsidiary of the Company, as owner of a majority of the ADL CLO 3 Subordinated Notes, on any business day on or after July 15, 2028. The ADL CLO 3 Retention Holder acts as retention holder in connection with the ADL CLO 3 Debt Securitization for the purposes of satisfying certain U.S. regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the ADL CLO 3 Subordinated Notes.

The ADL CLO 3 Secured Debt is the secured obligation of the ADL CLO 3 Issuer, the ADL CLO 3 Subordinated Notes are the unsecured obligations of the ADL CLO 3 Issuer, and the ADL CLO 3 Indenture and the ADL CLO 3 Class A-1a Credit Agreement governing the ADL CLO 3 Debt include customary covenants and events of default. The ADL CLO 3 Debt has not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration.

The Company serves as collateral manager to the ADL CLO 3 Issuer under a collateral management agreement entered into on the ADL CLO 3 Closing Date, pursuant to which, so long as the Company is the collateral manager, the collateral management fee will equal 0.0% per annum of the fee basis amount.

Foreign Currency Transactions and Translations

The Company had the following foreign-denominated debt obligations outstanding as of September 30, 2026:

	September 30, 2026
	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding (USD)	Unrealized Gain/(Loss)	Reset Date
European Euro	€111,900	128,342	126,721	$1,621	12/28/2026
Total	111,900	128,342	126,721	$1,621

The Company had the following foreign-denominated debt obligations outstanding as of December 31, 2025:

	December 31, 2025
	Original Principal Amount (Local)	Original Principal Amount (USD)	Principal Amount Outstanding (USD)	Unrealized Gain/(Loss)	Reset Date
British Pound	£46,000	62,174	62,006	$167	3/31/2026
European Euro	€81,000	94,357	95,191	(834)	3/30/2026
European Euro	€90,000	95,081	105,768	(10,687)	N/A
Total	217,000	251,612	262,965	$(11,354)

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

On October 1, 2025 and November 4, 2025, the Company paid off the December 2025 Notes and January 2026 Notes, respectively. The December 2027 Notes and January 2028 Notes are still outstanding as of September 30, 2026.

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

The 2031 Notes will mature on July 29, 2031 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the July 2024 Indenture. The 2031 Notes bear interest at a rate of 6.70% per year payable semi-annually on January 29 and July 29 of each year, commencing on January 29, 2025. The 2031 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2031 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

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

In connection with the 2033 Notes, the Company entered into two interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the first interest rate swap agreement related to the 2033 Notes, the Company receives a fixed interest rate of 6.35% per annum and pays a floating interest rate of three-month SOFR + 2.38% per annum on $375 million of the 2033 Notes. Under the second interest rate swap agreement related to the 2033 Notes, the Company receives a fixed interest rate of 6.35% per annum and pays a floating interest rate of three-month SOFR + 2.39% per annum on $375 million of the 2033 Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

Note 7. Net Assets

The Company has the authority to issue an unlimited number of Common Shares at $0.01 per share par value.

The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
	Shares*	Amount*	Shares*	Amount*	Shares*	Amount*	Shares*	Amount*
Class S:
Proceeds from shares sold	1,465,604	$34,929	7,573,977	$186,256	7,913,652	$190,950	32,447,542	$801,362
Share conversion	(299,836)	(7,151)	(111,429)	(2,738)	(550,424)	(13,142)	(408,296)	(10,068)
Repurchase of common shares	(3,002,610)	(71,397)	(2,133,572)	(52,322)	(10,697,490)	(255,389)	(4,433,147)	(108,948)
Early repurchase deduction	—	(38)	—	47	—	186	—	104
Distributions reinvested	1,309,808	31,217	1,388,033	34,136	4,019,025	96,505	3,737,899	92,202
Net increase (decrease)	(527,034)	$(12,440)	6,717,009	$165,379	684,763	$19,110	31,343,998	$774,652
Class D:
Proceeds from shares sold	315	$7	282,333	$6,941	113,102	$2,731	444,397	$10,936
Share conversion	3,314	79	—	—	(71,536)	(1,748)	—	-
Repurchase of common shares	(18,765)	(446)	—	—	(41,350)	(985)	(486)	(12)
Early repurchase deduction	—	—	—	—	—	2	—	—
Distributions reinvested	25,069	597	20,903	514	74,282	1,783	57,469	1,418
Net increase (decrease)	9,933	$237	303,236	$7,455	74,498	$1,783	501,380	$12,342
Class I:
Proceeds from shares sold	3,555,527	$84,739	50,769,031	$1,248,653	29,310,967	$708,521	180,217,368	$4,448,380
Share conversion	296,522	7,072	111,429	2,738	621,960	14,890	408,296	10,068
Repurchase of common shares	(26,350,877)	(626,582)	(14,150,493)	(346,939)	(79,625,224)	(1,897,863)	(25,551,664)	(627,636)
Early repurchase deduction	—	(32)	—	22	—	443	—	36
Distributions reinvested	3,898,010	92,900	4,005,558	98,511	11,972,476	287,476	10,887,595	268,569
Net increase (decrease)	(18,600,818)	$(441,903)	40,735,525	$1,002,985	(37,719,821)	$(886,533)	165,961,595	$4,099,417
Total net increase (decrease)	(19,117,919)	$(454,106)	47,755,770	$1,175,819	(36,960,560)	$(865,640)	197,806,973	$4,886,411

* Includes activities related to prior periods processed in the current period.

Net Asset Value per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class S shares, Class D shares and Class I shares during the nine months ended September 30, 2026 and 2025:

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2026	$24.34	$24.34	$24.34
February 28, 2026	24.14	24.14	24.14
March 31, 2026	23.90	23.90	23.90
April 30, 2026	23.92	23.92	23.92
May 31, 2026	23.87	23.87	23.87
June 30, 2026	23.83	23.83	23.83
July 31, 2026	23.83	23.83	23.83
August 31, 2026	23.84	23.84	23.84
September 30, 2026	23.78	23.78	23.78

	NAV Per Share
For the Month Ended	Class S	Class D	Class I
January 31, 2025	$24.83	$24.83	$24.83
February 28, 2025	24.77	24.77	24.77
March 31, 2025	24.65	24.65	24.65
April 30, 2025	24.58	24.58	24.58
May 31, 2025	24.64	24.64	24.64
June 30, 2025	24.60	24.60	24.60
July 31, 2025	24.63	24.63	24.63
August 31, 2025	24.55	24.55	24.55
September 30, 2025	24.52	24.52	24.52

Distributions

The Board authorizes and declares monthly distribution amounts per share of Class S shares, Class D shares and Class I shares. The following table presents distributions that were declared during the nine months ended September 30, 2026:

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2026	January 23, 2026	February 27, 2026	$0.1624	$19,570	$0.1748	$281	$0.1800	$89,426
February 28, 2026	February 23, 2026	March 26, 2026	0.1641	20,023	0.1753	288	0.1800	90,560
March 31, 2026	March 23, 2026	April 28, 2026	0.1626	20,268	0.1749	294	0.1800	91,509
April 30, 2026	April 23, 2026	May 28, 2026	0.1633	19,698	0.1751	297	0.1800	87,464
May 31, 2026	May 22, 2026	June 29, 2026	0.1627	19,726	0.1749	300	0.1800	88,021
June 30, 2026	June 23, 2026	July 29, 2026	0.1633	19,944	0.1751	302	0.1800	88,867
July 31, 2026	July 23, 2026	August 28, 2026	0.1628	19,641	0.1749	301	0.1800	84,356
August 31, 2026	August 19, 2026	September 29, 2026	0.1628	19,783	0.1749	304	0.1800	84,780
September 30, 2026	September 22, 2026	October 29, 2026	0.1633	19,961	0.1751	305	0.1800	85,256
			$1.4673	$178,614	$1.5750	$2,672	$1.6200	$790,239

* Totals may not foot due to rounding.

The following table presents distributions that were declared during the nine months ended September 30, 2025:

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2025	January 22, 2025	February 27, 2025	$0.1621	$13,892	$0.1747	$182	$0.1800	$57,637
January 31, 2025	December 23, 2024	February 27, 2025	0.0200	1,714	0.0200	21	0.0200	6,405	(1)
February 28, 2025	February 21, 2025	March 27, 2025	0.1638	14,739	0.1752	183	0.1800	62,318
February 28, 2025	December 23, 2024	March 27, 2025	0.0200	1,800	0.0200	21	0.0200	6,923	(1)
March 31, 2025	March 24, 2025	April 28, 2025	0.1621	15,583	0.1747	186	0.1800	66,593
March 31, 2025	December 23, 2024	April 28, 2025	0.0200	1,896	0.0200	21	0.0200	7,308	(1)
April 30, 2025	April 22, 2025	May 29, 2025	0.1628	16,289	0.1749	192	0.1800	70,701
April 30, 2025	March 24, 2025	May 29, 2025	0.0200	2,001	0.0200	22	0.0200	7,856	(1)
May 31, 2025	May 22, 2025	June 27, 2025	0.1623	16,725	0.1748	196	0.1800	74,897
May 31, 2025	March 24, 2025	June 27, 2025	0.0200	2,061	0.0200	22	0.0200	8,322	(1)
June 30, 2025	June 23, 2025	July 29, 2025	0.1628	17,424	0.1749	215	0.1800	78,164
June 30, 2025	March 24, 2025	July 29, 2025	0.0200	2,141	0.0200	25	0.0200	8,685	(1)
July 31, 2025	July 23, 2025	August 27, 2025	0.1622	17,536	0.1748	224	0.1800	78,999
July 31, 2025	June 23, 2025	August 27, 2025	0.0200	2,162	0.0200	26	0.0200	8,778	(1)
August 31, 2025	August 22, 2025	September 26, 2025	0.1622	18,072	0.1748	240	0.1800	83,177
August 31, 2025	June 23, 2025	September 26, 2025	0.0200	2,228	0.0200	28	0.0200	9,242	(1)
September 30, 2025	September 24, 2025	October 28, 2025	0.1628	18,669	0.1750	268	0.1800	86,755
September 30, 2025	June 23, 2025	October 28, 2025	0.0200	2,293	0.0200	31	0.0200	9,640	(1)
			$1.6431	$167,224	$1.7538	$2,103	$1.8000	$732,400

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

Through September 30, 2026, none of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions.

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the nine months ended September 30, 2026:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.3538	$164,759	$1.4833	$2,516	$1.5059	$733,975
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	0.1135	13,855	0.0917	156	0.1141	56,264
	$1.4673	$178,614	$1.5750	$2,672	$1.6200	$790,239

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

The following table presents information with respect to the Company’s share repurchases during the nine months ended September 30, 2026:

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase plan
March 16, 2026	30,261,082	5.00%	$23.90	March 31, 2026	$722,586	—
June 15, 2026	30,224,152	5.00%	$23.83	June 30, 2026	$720,104	—
September 14, 2026	29,368,950	5.00%	$23.78	September 30, 2026	$698,321	—

(1) Percentage is based on total shares as of the close of the previous calendar quarter.

(2) Amounts shown net of Early Repurchase Deduction.

The following table presents information with respect to the Company’s share repurchases during the nine months ended September 30, 2025:

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (3)	Maximum number of shares that may yet be purchased under the repurchase plan (2)
March 17, 2025	5,282,627	1.38%	$24.65	March 31, 2025	$130,147	13,919,523
June 16, 2025	8,418,605	1.83%	$24.60	June 30, 2025	$207,118	14,645,892
September 15, 2025	16,284,065	3.05%	$24.52	September 30, 2025	$399,191	10,420,646

(1) Percentage is based on total shares as of the close of the previous calendar quarter.

(2) All repurchase requests were satisfied in full.

(3) Amounts shown net of Early Repurchase Deduction.

Note 8. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2026 and December 31, 2025, the Company had the following unfunded commitments to its portfolio companies:

	September 30, 2026	December 31, 2025
Unfunded revolver obligations, bridge loan and backstop commitments (1)	$1,650,867	$1,605,154
Standby letters of credit issued and outstanding (2)	52,669	20,988
Unfunded delayed draw loan commitments (3)	2,905,027	3,065,690
Total Unfunded Commitments (4)	$4,608,563	$4,691,832
(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2026, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of September 30, 2026 and December 31, 2025, the bridge loan and backstop commitments included in the balances were $232,940 and $239,110, respectively.
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

Organizational and Offering Costs

The Adviser agreed to bear all of the Company’s organization and offering expenses through the date on which the Company broke escrow for the initial offering of its Common Shares. The Company is obligated to reimburse the Adviser for such expenses incurred upon breaking escrow for our offering. The total organization and offering costs incurred for the three and nine months ended September 30, 2026 were $456 and $975, respectively. The total organization and offering costs incurred for the three and nine months ended September 30, 2025 were $65 and $434, respectively.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business.

On March 14, 2023, certain First Lien and Second Lien holders of debt (the “Plaintiffs”) issued by Mitel filed a complaint in New York State Court captioned Ocean Trails CLO VII et al v. MLN TopCo Ltd., et al, Index No. 651327/2023, against certain other First Lien and Second Lien debt holders (the “Participating Lenders”), as well as the Company, alleging, among other things, that the defendant lenders breached the terms of their lending agreements and the New York Uniform Voidable Transfer Act in connection with certain amendments to the relevant documents governing the debt. One subgroup of the lenders named as defendants that participated in the alleged breaches and consented to the amendments, which are managed by Nuveen Asset Management, LLC or Teachers Advisors, LLC (the “Nuveen Lenders”), also asserted that they were harmed and asserted crossclaims against the Participating Lenders for (i) breach of contract and (ii) violation of New York’s Uniform Voidable Transaction Act. On December 5, 2023, the trial court granted defendants’ motions to dismiss in part and denied them in part. The Plaintiffs and defendants appealed the courts’ motion to dismiss ruling to the intermediate New York State appellate court. On December 31, 2024, the intermediate New York State appellate court dismissed the entire case, including all claims against the Company.

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

Management is not aware of any pending or threatened material litigation as of September 30, 2026 other than the matter disclosed above.

Note 9. Financial Highlights

The following table presents the Company's financial highlights for the nine months ended September 30, 2026:

	Nine Months Ended September 30, 2026
	Class S	Class D	Class I
Per Share Data:
Net asset value at beginning of period	$24.40	$24.40	$24.40
Net investment income (1)	1.35	1.48	1.51
Net unrealized and realized gains (losses) (2)	(0.51)	(0.53)	(0.51)
Net increase (decrease) in net assets resulting from operations	0.84	0.95	1.00
Distribution declared (3)
Net investment income	(1.35)	(1.48)	(1.51)
Net realized gains	—	—	—
Distributions in excess of net investment income	(0.11)	(0.09)	(0.11)
Net asset value at end of period	$23.78	$23.78	$23.78

Total return (4)	3.57%	4.04%	4.23%
Shares outstanding, end of period	119,236,982	1,725,521	447,298,570
Weighted average shares outstanding	121,689,415	1,695,196	487,381,901
Ratio/Supplemental Data
Net assets at end of period	$2,835,260	$41,030	$10,636,025
Annualized ratio of net expenses to average net assets (5)	8.53%	7.83%	7.67%
Annualized ratio of net investment income to average net assets (5)	7.54%	8.27%	8.39%
Portfolio turnover rate	28.59%	28.59%	28.59%
Asset coverage per unit (6)	2,018	2,018	2,018

The following table presents the Company's financial highlights for the nine months ended September 30, 2025:

	Nine Months Ended September 30, 2025
	Class S	Class D	Class I
Per Share Data:
Net asset value at beginning of period	$24.86	$24.86	$24.86
Net investment income (1)	1.36	1.50	1.52
Net unrealized and realized gains (losses) (2)	(0.06)	(0.09)	(0.06)
Net increase (decrease) in net assets resulting from operations	1.30	1.41	1.46
Distribution declared (3)
Net investment income	(1.63)	(1.74)	(1.79)
Net realized gains	(0.01)	(0.01)	(0.01)
Distributions in excess of net investment income	—	—	—
Net asset value at end of period	$24.52	$24.52	$24.52

Total return (4)	5.41%	5.88%	6.08%
Shares outstanding, end of period	112,537,850	1,530,426	467,781,698
Weighted average shares outstanding	101,819,929	1,199,704	407,155,993
Ratio/Supplemental Data
Net assets at end of period	$2,759,271	$37,524	$11,469,361
Annualized ratio of net expenses to average net assets (5)	6.97%	6.22%	6.12%
Annualized ratio of net investment income to average net assets (5)	7.39%	8.12%	8.23%
Portfolio turnover rate	26.98%	26.98%	26.98%
Asset coverage per unit (6)	2,740	2,740	2,740

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
(5)
Annualized for nine months ended September 30, 2026 and 2025. Operating expenses may vary in the future based on the amount of capital raised and the Adviser’s election to receive expense support, if any.
(6)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of September 30, 2026 and 2025, the Company's asset coverage was 201.8% and 274.0%, respectively.

Note 10. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

Sixth Amended and Restated Declaration of Trust

On November 5, 2026, the Board adopted the Sixth Amended and Restated Declaration of Trust. The Sixth Amended and Restated Declaration of Trust amends the Company's previously effective declaration of trust to remove the provision that required approval by a majority of the Board, including a majority of the Independent Trustees, with consideration of an independent appraisal, before the Company could acquire assets in exchange for its shares.

The Sixth Amended and Restated Declaration of Trust took immediate effect upon its approval.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Apollo Debt Solutions BDC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Apollo Debt Solutions BDC and subsidiaries (the "Company") as of September 30, 2026, the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended September 30, 2026 and 2025, the consolidated statements of cash flows and financial highlights for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

November 5, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with "Item 1. Financial Statements." This discussion contains forward-looking statements, which relate to future events, our future performance or financial condition, and involves numerous risks and uncertainties, including, but not limited to, those set forth in "Item 1A. Risk Factors" in Part I of our annual report on Form 10-K for the fiscal year ended December 31, 2025 and "Item 1A. Risk Factors" in Part II of our quarterly report on Form 10-Q for the quarter ended June 30, 2026 and elsewhere in this Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements. The nine months ended September 30, 2026 represents the period from January 1, 2026 to September 30, 2026.

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
•
actual and potential conflicts of interest with the Apollo Credit Management, LLC (the "Adviser" or "Valuation Designee") or any of its affiliates;
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

Portfolio and Investment Activity

Our portfolio and investment activity during the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)*	2026	2025	2026	2025
Investments made in portfolio companies	$2,833,279	$3,643,804	$8,624,178	$12,619,631
Investments sold	(1,667,664)	(228,239)	(4,524,041)	(1,890,186)
Net activity before repaid investments	$1,165,615	$3,415,565	$4,100,137	$10,729,445
Investments repaid	(1,003,839)	(791,159)	(2,742,979)	(3,088,549)
Net investment activity	$161,776	$2,624,406	$1,357,158	$7,640,896

Portfolio companies at beginning of period	399	365	415	323
Number of new portfolio companies	33	60	105	155
Number of exited portfolio companies	(55)	(19)	(143)	(72)
Portfolio companies at end of period	377	406	377	406

Number of investments made in existing portfolio companies	92	114	196	189

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Portfolio composition, at fair value:
First lien secured debt	99.3%	99.7%
Second lien secured debt	0.0%	0.0%
Unsecured debt and other	0.7%	0.3%
Weighted average yields, at amortized cost (1) (2):
First lien secured debt	8.8%	8.6%
Second lien secured debt	0.0%	0.0%
Unsecured debt and other	10.0%	6.5%
Total portfolio	8.8%	8.6%
Interest rate type, at fair value (2):
Fixed rate amount	$1.1 billion	$0.7 billion
Floating rate amount	$24.1 billion	$23.7 billion
Fixed rate, as percentage of total	4.5%	3.2%
Floating rate, as percentage of total	95.5%	96.8%
Interest rate type, at amortized cost (2):
Fixed rate amount	$1.1 billion	$0.7 billion
Floating rate amount	$24.3 billion	$23.6 billion
Fixed rate, as percentage of total	4.4%	3.0%
Floating rate, as percentage of total	95.6%	97.0%
Weighted average spread over reference rate of all floating rate investments	4.8%	4.8%

(1) An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.

(2) Exclusive of investments on non-accrual status and non-income generating investments. As of September 30, 2026, 0.5% of total investments at fair value were on non-accrual. As of December 31, 2025, 0.3% of total investments at fair value were on non-accrual status.

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
Investment Ranking	Fair Value	Percentage	Fair Value	Percentage
(in thousands)
1	$—	—	$—	—
2	24,832,012	97.2%	24,258,409	99.0%
3	577,923	2.3%	173,005	0.7%
4	113,209	0.4%	75,053	0.3%
5	21,407	0.1%	9,161	0.0%
Total	$25,544,551	100.0%	$24,515,628	100.0%

Results of Operations

Operating results for the three and nine months ended September 30, 2026 and 2025 were as follows (dollar amounts in millions)*:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total investment income	$608.2	$501.6	$1,761.7	$1,350.9
Net expenses	(306.0)	(224.9)	(860.5)	(592.1)
Net investment income	302.2	276.7	901.3	758.7
Net realized gain (loss)	(86.1)	(14.4)	(118.3)	(234.8)
Net unrealized appreciation (depreciation)	67.0	25.5	(203.8)	211.1
Net increase (decrease) in net assets resulting from operations	$283.1	$287.8	$579.2	$735.0

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

Investment Income

Investment income, for the three and nine months ended September 30, 2026 and 2025 were as follows (dollar amounts in millions)*:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$573.2	$484.8	$1,665.9	$1,308.9
PIK interest income	19.9	13.7	56.5	28.3
Dividend income	3.4	1.6	10.9	5.1
Other income	11.7	1.4	28.4	8.6
Total investment income	$608.2	$501.6	$1,761.7	$1,350.9

* Totals may not foot due to rounding.

For the three months ended September 30, 2026, total investment income increased to $608.2 million from $501.6 million for the same period in the prior year, primarily driven by our continuing deployment of capital. The size of our investment portfolio at fair value increased to $25.5 billion at September 30, 2026 from $22.5 billion at September 30, 2025. For the three months ended September 30, 2026 and 2025, payment-in-kind interest income represented 3.3% and 2.7% of total investment income, respectively. We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments, and changes in interest rates.

For the nine months ended September 30, 2026, total investment income increased to $1,761.7 million from $1,350.9 million for the same period in the prior year, primarily driven by our continuing deployment of capital. The size of our investment portfolio at fair value increased to $25.5 billion at September 30, 2026 from $22.5 billion at September 30, 2025. For the nine months ended September 30, 2026 and 2025, payment-in-kind interest income represented 3.2% and 2.1% of total investment income, respectively. We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments, and changes in interest rates.

Expenses

Expenses for the three and nine months ended September 30, 2026 and 2025 were as follows (dollar amounts in millions)*:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Management fees	$44.6	$44.4	$137.2	$117.6
Performance-based incentive fees	44.1	40.4	131.5	109.7
Interest and other debt expenses	196.4	124.1	535.0	324.8
Offering costs	0.5	0.1	1.0	0.4
Trustees' fees	0.4	0.2	1.1	0.5
Shareholder servicing fees	6.2	5.9	18.6	16.0
Administrative service expenses	3.6	2.5	10.0	7.1
Other general and administrative expenses	10.3	7.5	26.2	16.0
Total expenses	$306.0	$224.9	$860.5	$592.1

* Totals may not foot due to rounding.

For the three months ended September 30, 2026 and 2025, net expenses were $306.0 million and $224.9 million, respectively, primarily comprised of interest and other debt expenses.

For the nine months ended September 30, 2026 and 2025, net expenses were $860.5 million and $592.1 million, respectively, primarily comprised of interest and other debt expenses.

Interest and other debt expenses

For the three months ended September 30, 2026, interest and other debt expenses increased to $196.4 million from $124.1 million for the same period in the prior year, primarily driven by increased borrowings outstanding. The total annualized cost of debt decreased to 6.3% for the three months ended September 30, 2026 from 7.1% for the same period in the prior year. Although the cost of debt decreased, the average principal debt outstanding increased to $12.5 billion for the three months ended September 30, 2026 from $6.8 billion for the same period in the prior year yielding to a higher interest expense.

For the nine months ended September 30, 2026, interest and other debt expenses increased to $535.0 million from $324.8 million for the same period in the prior year, primarily driven by increased borrowings outstanding. The total annualized cost of debt decreased to 6.2% for the nine months ended September 30, 2026 from 7.2% for the same period in the prior year. Although the cost of debt decreased, the average principal debt outstanding increased to $11.5 billion for the nine months ended September 30, 2026 from $6.0 billion for the same period in the prior year yielding to a higher interest expense.

Management fees

For the three months ended September 30, 2026, gross management fees increased to $44.6 million from $44.4 million for the same period in the prior year, primarily due to an increase in average net assets. Our average beginning net assets increased to $14.2 billion for the three months ended September 30, 2026 from $14.1 billion for the three months ended September 30, 2025. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. No management fees have been waived for the three months ended September 30, 2026 and 2025.

For the nine months ended September 30, 2026, gross management fees increased to $137.2 million from $117.6 million for the same period in the prior year, primarily due to an increase in average net assets. Our average beginning net assets increased to $14.7 billion for the nine months ended September 30, 2026 from $12.6 billion for the nine months ended September 30, 2025. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. No management fees have been waived for the nine months ended September 30, 2026 and 2025.

Incentive fees

For the three months ended September 30, 2026, incentive fees increased to $44.1 million from $40.4 million for the same period in the prior year, primarily due to our deployment of capital and increase in net investment income. No incentive fees have been waived for the three months ended September 30, 2026 and 2025.

For the nine months ended September 30, 2026, incentive fees increased to $131.5 million from $109.7 million for the same period in the prior year, primarily due to our deployment of capital and increase in net investment income. No incentive fees have been waived for the nine months ended September 30, 2026 and 2025.

Other expenses

Total other expenses were $21.0 million for the three months ended September 30, 2026, primarily comprised of $6.2 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors, $10.3 million of general and administrative expenses (including insurance, filing, research, and fees paid to our sub-administrator and transfer agent), $4.0 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company), and $0.5 million of offering costs. Total other expenses for the same period in the prior year were $16.2 million. The increase compared to the same period in the prior year was primarily driven by the increased costs attributable to servicing a growing investment portfolio, as well as increased subscriptions to our Class S and Class D shares.

Total other expenses were $56.9 million for the nine months ended September 30, 2026, primarily comprised of $18.6 million of distribution and shareholder servicing fees paid with respect to Class S and Class D investors, $26.2 million of general and administrative expenses (including insurance, filing, research, and fees paid to our sub-administrator and transfer agent), $11.1 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company), and $1.0 million of offering costs. Total other expenses for the same period in the prior year were $40.0 million. The increase compared to the same period in the prior year was primarily driven by the increased costs attributable to servicing a growing investment portfolio, as well as increased subscriptions to our Class S and Class D shares.

Expense support

For the three and nine months ended September 30, 2026 and 2025, the Company did not receive expense support from the Adviser and did not make any repayments.

Net Realized Gain (Loss)

Net realized gains (losses) for the three and nine months ended September 30, 2026 and 2025 were comprised of the following (dollar amounts in millions)*:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Non-controlled/non-affiliated investments	$(48.9)	$6.3	$(91.3)	$(22.4)
Derivative instruments	—	0.8	10.8	2.1
Foreign currency forward contracts	(24.4)	(25.2)	(36.6)	(235.3)
Foreign currency transactions	(12.8)	3.7	(1.1)	20.8
Net realized gains (losses)	$(86.1)	$(14.4)	$(118.3)	$(234.8)

* Totals may not foot due to rounding.

For the three and nine months ended September 30, 2026, we recorded total net realized losses of $86.1 million and $118.3 million, respectively, driven by net realized losses of $48.9 million and $91.3 million, respectively, on non-controlled/non-affiliated investments primarily due to restructuring and sales of existing investments. We had net realized losses of $24.4 million and $36.6 million, respectively, on foreign currency forward contracts primarily attributable to the British Pound and Australian Dollar exchange rates and net realized losses of $12.8 million and $1.1 million, respectively, on foreign currency transactions. For the nine months ended September 30, 2026, net realized losses were partially offset by net realized gains of $10.8 million on derivative instruments.

For the three and nine months ended September 30, 2025, we recorded total net realized losses of $14.4 million and $234.8 million, respectively, driven by net realized gains of $6.3 million and net realized losses of $22.4 million, respectively, on non-controlled/non-affiliated investments primarily due to full or partial sales and/or restructuring of our debt investments. We had net realized losses of $25.2 million and $235.3 million, respectively, from foreign currency forward contracts primarily attributable to fluctuations in the Euro and British Pound exchange rates. Net realized losses were partially offset by net realized gains of $3.7 million and $20.8 million, respectively, on foreign currency transactions, in addition to net realized gains of $0.8 million and $2.1 million, respectively, on derivative instruments.

Net Unrealized Gain (Loss)

Net change in unrealized gains (losses) for the three and nine months ended September 30, 2026 and 2025 were comprised of the following (dollar amounts in millions)*:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Non-controlled/non-affiliated investments	$29.0	$(28.4)	$(347.9)	$251.3
Derivative instruments	(1.0)	8.6	(14.2)	(6.9)
Foreign currency forward contracts	32.3	74.2	148.8	(27.2)
Foreign currency translations	6.6	(28.8)	9.5	(6.1)
Net change in unrealized gains (losses)	$67.0	$25.5	$(203.8)	$211.1

* Totals may not foot due to rounding.

For the three months ended September 30, 2026, we recorded net change in unrealized gains of $29.0 million on non-controlled/non-affiliated investments, net change in unrealized gains of $32.3 million on foreign currency forward contracts, and net change in unrealized gains of $6.6 million on foreign currency translations. The net change in unrealized gains on investments was primarily driven by the reversal of previously recognized unrealized losses on investments that were restructured or sold during the period. The fair value of our debt investments, as a percentage of principal, remained unchanged from 97.9% as of June 30, 2026 to 97.9% as of September 30, 2026. The U.S. dollar strengthened against major foreign currencies during the period, with the most significant impact arising from our Euro exposures. These gains were partially offset by net change in unrealized losses of $1.0 million on derivative instruments.

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

For the nine months ended September 30, 2026, we recorded net change in unrealized losses of $347.9 million on non-controlled/non-affiliated investments and net change in unrealized losses of $14.2 million on derivative instruments. The fair value of our debt investments, as a percentage of principal, decreased from 98.9% as of December 31, 2025 to 97.9% as of September 30, 2026 due to changes in portfolio company fundamentals and broader market conditions. These losses were partially offset by net change in unrealized gains of $148.8 million on foreign currency forward contracts and net change in unrealized gains of $9.5 million on foreign currency translations. The U.S. dollar strengthened against major foreign currencies during the nine months ended September 30, 2026, with the most significant impact arising from our Euro and British Pound exposures.

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

Currency Swaps

The Company uses currency swaps to mitigate the value of portfolio securities denominated in particular currencies against fluctuations in relative value or to gain or reduce exposure to certain currencies. The Company does not utilize hedge accounting with respect to currency swaps and as such, the Company recognizes its currency swaps at fair value on the Consolidated Statements of Assets and Liabilities with changes included in the net unrealized appreciation (depreciation) on the Consolidated Statements of Operations.

Options

In addition to foreign currency forward contracts and swaps, the Company held option-based derivative instruments, including interest rate swaptions and binary options, as of September 30, 2026. These instruments are recorded at fair value on the Consolidated Statements of Assets and Liabilities, with changes in fair value recognized in net unrealized appreciation (depreciation) within derivative instruments on the Consolidated Statements of Operations. The Company does not designate these option instruments for hedge accounting.

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

As of September 30, 2026, we had six asset based leverage facilities, ten unsecured debt issuances, nineteen CLO Notes, and one Senior Secured Facility outstanding. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. Dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%.

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

Debt

See Note 6 to the consolidated financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of September 30, 2026:

	Payments Due by Period*
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$672	$—	$—	$672	$—
SPV Financing Facilities (2)	5,060	—	430	4,630	—
CLO Notes	1,912	—	—	—	1,912
Unsecured Notes	5,625	—	1,825	2,250	1,550
Total Debt Obligations	$13,269	$—	$2,255	$7,552	$3,462

* Totals may not foot due to rounding.

(1)
As of September 30, 2026, aggregate lender commitments under the Senior Secured Facility totaled $3.3 billion of unused capacity.
(2)
As of September 30, 2026, aggregate lender commitments under the SPV Financing Facilities totaled $140.0 million of unused capacity.

The following table shows the contractual maturities of our debt obligations as of December 31, 2025:

	Payments Due by Period*
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$272	$—	$—	$272	$—
SPV Financing Facilities (2)	3,500	472	—	3,028	—
CLO Class A-1 Notes	1,586	—	—	—	1,586
Unsecured Notes	4,157	332	825	1,500	1,500
Total Debt Obligations	$9,515	$804	$825	$4,800	$3,086

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

Distributions

The following table summarizes our distributions declared and payable for the nine months ended September 30, 2026 (dollar amounts in thousands, except per share amounts):

			Class S Distributions		Class D Distributions		Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount*	Per Share	Amount*	Per Share	Amount*
January 31, 2026	January 23, 2026	February 27, 2026	$0.1624	$19,570	$0.1748	$281	$0.1800	$89,426
February 28, 2026	February 23, 2026	March 26, 2026	0.1641	20,023	0.1753	288	0.1800	90,560
March 31, 2026	March 23, 2026	April 28, 2026	0.1626	20,268	0.1749	294	0.1800	91,509
April 30, 2026	April 23, 2026	May 28, 2026	0.1633	19,698	0.1751	297	0.1800	87,464
May 31, 2026	May 22, 2026	June 29, 2026	0.1627	19,726	0.1749	300	0.1800	88,021
June 30, 2026	June 23, 2026	July 29, 2026	0.1633	19,944	0.1751	302	0.1800	88,867
July 31, 2026	July 23, 2026	August 28, 2026	0.1628	19,641	0.1749	301	0.1800	84,356
August 31, 2026	August 19, 2026	September 29, 2026	0.1628	19,783	0.1749	304	0.1800	84,780
September 30, 2026	September 22, 2026	October 29, 2026	0.1633	19,961	0.1751	305	0.1800	85,256
			$1.4673	$178,614	$1.5750	$2,672	$1.6200	$790,239

* Totals may not foot due to rounding.

The following table presents distributions that were declared during the nine months ended September 30, 2025 (dollar amounts in thousands, except per share amounts):

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

Sources of distributions, other than net investment income and realized gains on a U.S. generally accepted accounting principles ("GAAP") basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the nine months ended September 30, 2026 (dollar amounts in thousands, except per share amounts):

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.3538	$164,759	$1.4833	$2,516	$1.5059	$733,975
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	0.1135	13,855	0.0917	156	0.1141	56,264
	$1.4673	$178,614	$1.5750	$2,672	$1.6200	$790,239

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

The following table presents information with respect to the Company’s share repurchases during the nine months ended September 30, 2026 (dollar amounts in thousands, except per share amounts):

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase plan
March 16, 2026	30,261,082	5.00%	$23.90	March 31, 2026	$722,586	—
June 15, 2026	30,224,152	5.00%	$23.83	June 30, 2026	$720,104	—
September 14, 2026	29,368,950	5.00%	$23.78	September 30, 2026	$698,321	—

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. The Company provides funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2026 and December 31, 2025, we had unfunded commitments, including delayed draw term loans, revolvers, bridge loan and backstop commitments, with an aggregate principal amount of $4.6 billion and $4.7 billion, respectively.

Other Commitments and Contingencies

See Note 8 to the consolidated financial statements for information on the Company’s Other Commitments and Contingencies.

Related-Party Transactions

We entered into a number of business relationships with affiliated or related parties, including the following:

•
Advisory Agreement;
•
Administration Agreement;
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

Critical Accounting Estimates

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, our significant accounting policies are further described in the notes to the consolidated financial statements. See "Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 2. Significant Accounting Policies" of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

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

Pursuant to Rule 2a-5 under the 1940 Act, our Board has designated the Adviser as its "valuation designee" to perform the fair value determinations for investments held by us without readily available market quotations. The Valuation Designee is responsible for determining the fair value of our portfolio investments, subject to the oversight of the Board.

Our exchange traded portfolio investments for which market quotations are readily available are valued at market value. Market value is generally determined on the basis of official exchange (e.g., NYSE or NASDAQ) closing prices or the last quoted trade price on the primary exchange or market (foreign or domestic) on which they are most actively traded (or at approximately 4:00 p.m. Eastern Time if a security’s primary exchange is normally open at that time). Our portfolio investments traded in the over-the-counter market including, but not limited to, loans and bonds are valued on the basis of quotations obtained from independent pricing services, or where applicable, broker quotes. The Valuation Designee reviews market quotations against multiple sources and, where a quotation is determined not to reflect fair value, such differences are reviewed, and adjusted where applicable, in accordance with the Valuation Policy and Procedures.

Portfolio investments, such as directly originated assets, for which quotations are not provided by independent pricing services or for which such quotations are deemed not to represent fair value are evaluated by the Valuation Designee utilizing independent third-party valuation firms and/or proprietary information to assist in determining fair value. Such portfolio investments are generally categorized as Level 3, consistent with ASC 820. The Valuation Designee has engaged multiple independent third-party valuation firms based on a review of each firm’s expertise and relevant experience in valuing certain investments. In each case, the independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations. In connection with our monthly NAV determination, such investments are generally valued utilizing a market approach, an income approach or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The valuation is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Valuation Designee may take into account in fair valuing our investments include, and in combination, as relevant: (i) available current market data, including relevant and applicable market trading and transaction comparables, (ii) applicable market yields and multiples, (iii) security covenants, (iv) seniority of investments in the investee company’s capital structure, (v) call protection provisions, (vi) information rights, (vii) the nature and realizable value of any collateral, (viii) the portfolio company’s ability to make payments, (ix) its earnings and discounted cash flows, (x) the markets in which the portfolio company does business, (xi) comparisons of financial ratios of public peer companies, (xii) merger and acquisition (“M&A”) comparables, (xiii) our principal market (as the reporting entity) and (xiv) enterprise values, among other factors.
After acquiring such investments, they may be held at cost for a period, generally up to a quarter, provided that no material change has since occurred in the issuer’s business, significant inputs or the relevant environment.

When an event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Valuation Designee, with assistance from third-party valuation firms as appropriate, evaluates whether such event impacts the valuation.

In addition to the process described above, the Adviser has developed a proprietary process to generate daily estimated fair values for certain Level 3 investments, in between receipt of valuation recommendations from third-party valuation firms, where applicable, including but not limited to directly originated loans and other privately negotiated credit instruments, corporate obligations, and other illiquid or thinly traded credit instruments. Such estimates represent a good faith estimate of fair value as of a specified date and time, derived primarily from internal models and inputs and including external inputs where available in a manner consistent with our Valuation Policy and Procedures and ASC 820. The methodology seeks to capture inputs considered by the Valuation Designee in the standard valuation process, including, as applicable, cash flows and deal economic assumptions, market data and benchmarks, and risk adjustments. Where the Valuation Designee determines it appropriate, inputs may be calibrated to observable market benchmarks, indices, or comparable publicly traded instruments, including current credit spreads and market yields. The daily valuation process captures price-discovery events and considers fair valuation recommendations provided by third-party valuation firms. The Adviser may use daily estimated fair values to adjust the carrying value of Level 3 investments in connection with NAV determination. The Valuation Designee oversees this process.

A material portion of our portfolio consists of Level 3 assets, whose valuations rely on significant unobservable inputs and are subject to a higher degree of uncertainty, management judgment, and model risk than assets priced using observable market data. Determination of fair values involves subjective judgments and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our consolidated financial statements included elsewhere in this report, refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

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

ASC 820 prioritizes the use of observable market prices from active markets over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a readily available market quotation for these investments existed, and these differences could be material.

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

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by our Adviser as "valuation designee", subject to the oversight of the Board, based on, among other things, the input of our management and audit committee and independent third party valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" as well as Notes 2 and 4 to our consolidated financial statements for the three and nine months ended September 30, 2026, for more information relating to our investment valuation.

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

As of September 30, 2026, 96% of our debt portfolio investments bore interest at variable rates, which generally are SOFR based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Our SPV Financing Facilities generally bear interest at SOFR rates subject to certain interest rate floors. Our Unsecured Notes, which bear interest at fixed rates, are hedged by entering into fixed to floating interest rate swaps, in order to align the interest rates of our liabilities in our investment portfolio.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of September 30, 2026, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
(in millions)
Up 200 basis points	$198.8	$0.35
Up 150 basis points	149.1	0.26
Up 100 basis points	99.4	0.17
Up 50 basis points	49.7	0.09
Down 50 basis points	(49.6)	(0.09)
Down 100 basis points	(99.0)	(0.17)
Down 150 basis points	(148.3)	(0.26)
Down 200 basis points	(197.0)	(0.35)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

See Note 8 to the consolidated financial statements for information on the Company’s Other Commitments and Contingencies.

Item 1A. Risk Factors

In addition to the other information set forth in this report and below, you should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

The Adviser’s Proprietary Daily Valuation Estimates May Be Used in Determining Our Monthly NAV.

Between valuations received from independent third-party valuation firms, including at month-ends that do not coincide with a quarter-end, the Adviser may use its proprietary daily estimated fair values to adjust the carrying value of certain Level 3 investments in connection with our monthly NAV determination. Our monthly NAV per share is the price at which Common Shares are sold and repurchased. As a result, the monthly NAV at which you transact may reflect, in part, the Adviser’s internally generated estimates rather than contemporaneous valuations by independent third-party valuation firms or observable market prices, and may differ, possibly materially, from the value that such a third-party valuation or an actual sale of the investment would yield. These estimates rely on significant unobservable inputs and substantial management judgment, and the Adviser has a financial incentive, through management and performance-based fees calculated on the basis of NAV, in the values it produces. While the Valuation Designee maintains governance procedures intended to oversee this process, there can be no assurance that the resulting valuations will not differ from those that would have been determined by an independent third party.

There may be conflicts of interest in the Valuation Process.

The Adviser and its affiliates may have economic interests that are affected by the asset-level pricing it produces, including interests arising from management fees calculated on the basis of NAV, performance-based compensation and other fee arrangements, which are based upon valuations that take into account income or gains that have been accrued but not received in cash, including but not limited to market discounts, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, in addition to amounts related to unrealized capital appreciation. In the event that a borrower defaults or an investment otherwise decreases in value, such unrealized amounts may never become realized. The Adviser is not obligated to reimburse the Company for any part of fees received that were based on unrealized gains that never materialized, which could result in higher fees than if such fees were based solely on realized gains. These interests may create an incentive for the Adviser to produce valuation information that differs from what an independent third party might determine. The Adviser has implemented internal valuation governance procedures, including oversight by a valuation committee, intended to mitigate these conflicts; however, there can be no assurance that such procedures will eliminate conflicts.

Our Investments in Level 3 Assets are Inherently Difficult to Value.

We invest significantly in securities and instruments for which there is no active public market, limited secondary market activity, or observable transaction prices. Unlike exchange-traded or market-priced securities, valuing such assets requires the Valuation Designee to rely on significant unobservable inputs and to gather and assess investment-specific and market information and to make significant assumptions — regarding creditworthiness, future cash flows, discount rates, comparable transaction data, and prevailing market conditions — that involve substantial professional judgment and depend heavily on the selection of models and inputs. These assumptions may prove incorrect, different methodologies could produce materially different values, and actual disposition values may differ materially from carrying values. Investors have limited or no ability to independently verify Level 3 valuations, and the methodologies used by our Adviser may change over time, subject to notification to our Board.

Daily Pricing Is Not a Measure of Our Performance.

Changes in Daily Pricing from one business day to the next do not constitute, and should not be interpreted as, a measure of the Company's performance. Daily Pricing is provided only for additional transparency as an estimated measure reflecting the Adviser’s good faith estimate of fair value as of a specified date. It is not derived from audited financials, official monthly/quarterly valuations or other calculations used for performance reporting purposes. You should refer to our reports to shareholders, factsheets and audited financial statements for any assessment of our performance. Reliance on Daily Pricing to draw conclusions about the Company’s returns could be misleading and is not an intended use of this information. If you are seeking official Company performance or audited valuations, you should refer to our shareholder reports and audited financial statements.

The Gap Between Daily Pricing and Official Monthly NAV may be Material.

Daily Pricing is not the Company's official net asset value and is not transactional. The Company’s NAV is determined on a monthly basis in accordance with the Company’s valuation policies and procedures. As a result, the Company’s NAV may differ materially from Daily Pricing for any given period, and the NAV will govern for purposes of subscriptions, repurchases, and all other transactional purposes. There is no assurance that the Company’s investments could be sold, redeemed, or transferred at the prices reflected in Daily Pricing. Actual realized values may differ materially. Investors should not treat Daily Pricing as a guarantee or assurance of the proceeds that would be received upon redemption, liquidation, or disposition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Refer to our Current Reports on Form 8-K filed with SEC on July 23, 2026, August 19, 2026, and September 22, 2026 for information about unregistered sales of our equity securities during the quarter.

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

The following table presents information with respect to the Company’s share repurchases during the nine months ended September 30, 2026 (dollar amounts in thousands, except per share amounts):

Repurchase Deadline Request	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase plan
March 16, 2026	30,261,082	5.00%	$23.90	March 31, 2026	$722,586	—
June 15, 2026	30,224,152	5.00%	$23.83	June 30, 2026	$720,104	—
September 14, 2026	29,368,950	5.00%	$23.78	September 30, 2026	$698,321	—

(1) Percentage is based on total shares as of the close of the previous calendar quarter.

(2) Amounts shown net of Early Repurchase Deduction.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2026, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Sixth Amended and Restated Declaration of Trust

On November 5, 2026, the Board adopted the Sixth Amended and Restated Declaration of Trust. The Sixth Amended and Restated Declaration of Trust amends the Company's previously effective declaration of trust to remove the provision that required approval by a majority of the Board, including a majority of the Independent Trustees, with consideration of an independent appraisal, before the Company could acquire assets in exchange for its shares.

The Sixth Amended and Restated Declaration of Trust took immediate effect upon its approval.

Item 6. Exhibits

Exhibit Number	Description of Exhibits
3.1	Sixth Amended and Restated Declaration of Trust of the Registrant (*)
3.2	Third Amended and Restated Bylaws of the Registrant (1)
10.1	Purchase Agreement, dated as of August 6, 2026, by and between ADL CLO 3 LLC, as issuer and Citigroup Global Markets Inc., as initial purchaser. (2)
10.2	Placement Agreement, dated as of August 6, 2026, by and among ADL CLO 3 LLC, as issuer, Citigroup Global Markets Inc., as a placement agent and Apollo Global Securities, LLC, as a placement agent. (3)
10.3	Indenture, dated as of August 6, 2026, by and between ADL CLO 3 LLC, as issuer and Western Alliance Trust Company, N.A., as collateral trustee. (4)
10.4

Class A-1a Credit Agreement, dated as of August 6, 2026, by and among ADL CLO 3 LLC, as borrower, Western Alliance Trust Company, N.A., as loan agent and collateral trustee and the lenders party thereto. (5)

10.5	Collateral Management Agreement, dated as of August 6, 2026, by and between ADL CLO 3 LLC, as issuer, and Apollo Debt Solutions BDC, as collateral manager. (6)
10.6	Master Loan Sale Agreement, dated as of August 6, 2026, by and among Apollo Debt Solutions BDC, as transferor, ADL CLO 3 Depositor LLC, as retention holder and ADL CLO 3 LLC, as issuer. (7)
10.7

Fourth Amended and Restated Senior Secured Revolving Credit Agreement, dated as of August 12, 2026, by and among Apollo Debt Solutions BDC, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. (8)

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

* Filed herewith

__________________

(1)
Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, filed on March 14, 2024.
(2)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on August 7, 2026.
(3)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on August 7, 2026.
(4)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on August 7, 2026.
(5)
Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on August 7, 2026.
(6)
Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on August 7, 2026.
(7)
Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on August 7, 2026.
(8)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01424), filed on August 18, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Earl Hunt Earl Hunt	Chairperson, Chief Executive Officer and Trustee (Principal Executive Officer)	November 5, 2026

/s/ Eric Rosenberg Eric Rosenberg	Chief Financial Officer (Principal Financial Officer)	November 5, 2026

/s/ Bryan Johnston	Chief Accounting Officer (Principal Accounting Officer)	November 5, 2026
Bryan Johnston